Form 10-K405
period 1996-02-29
LANGER BIOMECHANICS GROUP INC
filed 1996-06-03
CIK 725460

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                   FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       ---------------------------------

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended February 29, 1996
                                               -----------------
                                          OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                             Commission File No. 0-12991
                                                 -------

                      THE LANGER BIOMECHANICS GROUP, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

                  NEW YORK                       11-22395961
           ----------------------           ---------------------
       (State or other jurisdiction         (I.R.S. employer iden-
            of incorporation or                tification number)
               organization)

                 450 Commack Road, Deer Park, New York  11729
           ------------------------------------------------------
            (Address of principal executive offices)  (Zip code)

      Registrant's telephone number, including area code: (516) 667-1200
                                                          --------------

      Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                  ----

        Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, Par Value $.02 per share
                   --------------------------------------
                                    Title of Class


                                * * * * * * * * * * *


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES      X         NO
                            -----------       ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of May 10, 1996, the aggregate market value of voting stock held by non-affiliates of the Registrant was $3,090,063 as computed by reference to the average bid and ask prices of the stock ($1.75) multiplied by the number of shares of voting stock outstanding on May 10, 1996 held by non-affiliates (1,765,750).

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 10, 1996.

     Class of Common Stock         Outstanding at May 10, 1996
     ---------------------         ---------------------------

     Common Stock, par value             2,581,281 shares
     $.02 per share


                         DOCUMENTS INCORPORATED BY REFERENCE
                         -----------------------------------

Not applicable.

                                     PART I

ITEM 1.    BUSINESS

GENERAL


     The Langer Biomechanics Group, Inc. ("LBG" or the "Company") is engaged in the design, manufacture and marketing of foot and gait-related biomechanical products. The Company's largest product line, custom-made, prescription orthotic devices, accounted for approximately 86% of revenues for the fiscal year ended February 29, 1996. Revenues derived from orthotic devices have historically been significantly higher in the warmer months of the year. Foot orthoses are contoured molds made from plastic, graphite, leather or composite materials, which are placed in patients' shoes to (i) correct or mitigate abnormalities in their gait and (ii) relieve symptoms associated with foot or postural malalignment. These devices function by maintaining the proper relationships between a patient's forefoot, rearfoot, leg and horizontal walking surface. To the Company's knowledge, it has the greatest overall unit volume and revenue in the custom foot orthoses industry. The Company's customers are primarily podiatrists, and also include orthopedists, physical therapists and Orthotic & Prosthetic (O&P) centers. The Company also makes ankle foot orthoses ("AFO"), boot-like devices which assist individuals afflicted with neurological impairments, foot deformities and injuries to achieve a more natural gait.

     In addition to its line of orthotics products, the Company has developed and markets a number of other products that help treat biomechanical medical problems related to feet and gait, including:

- - -    A proprietary medical grade soft tissue cushioning material named
     PPT-Registered Trademark-, which the Company believes provides superior protection against forces of pressure, shock and shear. PPT conforms and bonds to a broad array of orthotic and prosthetic devices, braces and assemblies; and

- - -    The Pediatric Counter-Rotation System ("CRS"-Registered Trademark-), a
     device which corrects in-toe/out-toe disorders of infancy, while allowing unrestricted movement of the feet and legs.

BACKGROUND

     Since its formation in 1971, the Company has engaged in activities relating to the application of scientific and quantitative methods for the diagnosis and treatment of foot and gait related problems. To date, the majority of the Company's revenues have been derived from the sale of prescription biomechanical foot orthotic devices to health care practitioners in the field of podiatric biomechanics. Podiatric biomechanics deals essentially with the structure and function of segments of the feet as they relate to each other and to the function of the legs, hips and spine.

     The Company has also endeavored to manufacture and market complementary products relating to locomotor dysfunctions. Building on its experience in treating disorders associated with the biomechanics of the foot and leg, the Company has directed efforts towards producing therapeutic products which can treat and improve patients' motor capabilities, biomechanical alignment and function (e.g., foot orthoses and the CRS).

     Sales by product category of the Company as derived from its accounting records are set forth below (dollars in thousands):

                                                          Fiscal Years Ended:
                                             --------------------------------------------
                                             Feb. 29     Feb. 28,    Feb. 28,    Feb. 28,
Product Category                               1996        1995        1994        1993
- - ----------------                             -------     --------    --------    --------
Custom Orthoses                              $ 8,652     $ 8,746     $ 9,671     $10,957

PPT Products                                   1,121       1,168       1,433       1,785

Counter Rotation System ("CRS")                  165         207         219         244

Materials and Other (including Superform)        175         194         101          13

Discontinued Product Line                          0         152         240         292
                                             -------     -------     -------     -------

Total                                        $10,113     $10,467     $11,664     $13,291
                                             -------     -------     -------     -------
                                             -------     -------     -------     -------



     Export and foreign (i.e. United Kingdom) sales constituted approximately 24%, 22% and 19% of revenues for the fiscal years ended February 29, 1996, February 28, 1995 and February 28, 1994, respectively.

CUSTOM ORTHOTIC DEVICES

     The Company is engaged in the design, development, manufacture and sale of custom-made foot orthoses. Biomechanical orthotic devices help provide near normal function by maintaining the angular anatomical relationships between the patient's forefoot, rearfoot, leg and horizontal walking surface. This is achieved by the inherent contours of the neutral position shell of the device and by the angled posts on the front and/or rear ends which cause the orthotic device to move into specific positions at specific times during the gait cycle. Accordingly, muscle action is enhanced and the efficiency and smoothness of weight stress transmission through the feet and legs is improved. The result is a reduction of abnormal motion without total restriction of normal motion and an increase in foot and leg stability. Foot problems may be alleviated or eliminated, as may leg and back fatigue caused by improper muscle use. The formation and further growth of excrescences (e.g., corns or callouses) may be prevented, decreased in size or eliminated. In addition, the future formation of bunions may be prevented.

     During the twelve months ended February 29, 1996, sales of orthotics products totaled $8,652,000, compared to $8,746,000 for the twelve months ended February 28, 1995. Decreased revenues resulted from a shift in doctor preference towards lower-priced orthoses, including those of the Company and others as well as an extremely poor winter in the Eastern part of the United States which reduced patient visits to podiatrists during the fourth quarter.

     While sales were primarily made to practitioners within the United States, the Company also sold its orthotic products in five foreign countries. No single orthotic customer presently accounts for more than 1% of the Company's annual sales. The primary market for custom orthotic devices is podiatrists who prescribe such devices for their patients. There are approximately l2,800 practitioners of podiatry licensed in the United States. Orthotic devices are also sold to other health care professionals, such as orthopedists, engaged in the treatment of the foot. The cost of the device to the patient is typically included by the practitioner as part of his fee for treatment. The Company does not sell the devices directly to the user-patient. Orthotic devices are made in the Company's three facilities in Deer Park, New York; Brea, California; and Stoke-on-Trent, England. During fiscal 1996, the Company, in order to reduce its cost structure, closed a manufacturing facility in Piscataway,

New Jersey. The prescribing practitioner furnishes plaster impression casts of the patient's feet and necessary clinical information on an appropriate prescription order form. In addition to its six month warranty, the Company offers an optional "Protect Program" at an additional cost of $52 per pair of orthoses. Under the program, the Company will repair or replace the orthotics at no charge, or at a reduced charge, during the first 24 months following sale.

     Biomechanical orthotic devices can be fabricated with different functional capabilities and from various materials, depending upon the requirements of the patient. The Company has designed orthotic devices to address the needs of particular segments of the market. For example, the general interest in physical fitness has resulted in demand for orthotic devices and it has heightened the awareness of the importance of proper foot function and foot care. To address this segment of the market, the Company manufactures an extensive line of orthotics called Sporthotics-Registered Trademark-, designed for the specific needs of runners and other sport-specific athletes, including football, basketball and tennis players. Other specialized products include:
Healthflex-Registered Trademark- (designed for the needs of aerobic dance, walking and exercise enthusiasts), DesignLine-Registered Trademark- (a functional orthotic designed to fit into dress shoes, such as high fashion shoes and loafers which cannot accommodate a full-size orthotic), DressFlex-TM- (a unique proprietary device for use in women's high-heeled shoes), Slimthotics-TM- (designed to fit into shoes, such as high heels and ballet slippers), Lyte Fit-TM- (ultra-thin and lightweight devices made from LBG's exclusive Superform-TM- carbon graphite material), the Golden Series-TM- (designed for the needs of active individuals who are over 50 years of age), Bioflex-Registered Trademark- (devices suitable for younger, more active individuals), BlueLine-TM- (a flexible, durable, accommodative device that provides a moderate level of control), D.S.I.S.-Registered Trademark- (a patented device for the effective treatment of pediatric flat foot), and Diab-A-Thotics-Registered Trademark- (designed to meet the needs of diabetic patients in the growing diabetic population).

     Ankle Foot Orthoses ("AFO") are plastic devices which are composed of a foot plate and leg support. They assist individuals afflicted with neurological impairments, previous trauma, ankle and leg instability, and arthritic deformities, to achieve a more natural gait. These products include the Hinged Ankle Foot Orthosis ("HAFO") used for neurological problems, the Supra-Malleoloar Orthosis ("SMO") for instability of the ankle joint, the Solid Ankle Foot Orthoses ("SAFO") to restrict motion at the ankle to treat arthritis and other joint conditions, and the Posterior Leaf Spring ("PLS"), useful in tendon ruptures and flaccid drop foot. AFO devices are prescribed by podiatrists, physical therapists and rehabilitation therapists.

     While the Company obtains a number of its fabrication materials from single sources, it has not experienced any significant shortages other than occasional backorders. In most cases, any needed materials can usually be obtained from a distributor.

     Competition. The Company believes that a relatively small percentage of custom orthotic devices continue to be made by practitioners in their own offices or laboratories. The vast majority of the market is serviced by professional laboratories based on casts and prescriptions furnished by practitioners. There are several other custom orthotic laboratories that are national in scope which the Company believes hold approximately a combined 40% to 45% of the overall custom market. The remainder of the market is fragmented among smaller regional and local facilities.

PPT-Registered Trademark- PRODUCTS

     PPT is a medical grade soft tissue cushioning material with a high density, open-celled urethane foam structure. PPT, a registered trademark of the Company, is manufactured, pursuant to an agreement, for the Company by a large industrial manufacturing company. This company manufactures urethane foam materials of which PPT is a derivative. Pursuant to the agreement, the Company has the exclusive worldwide rights to serve footcare, orthopedic and related medical markets with such materials. The exclusive agreement has an initial 5-year term (expiring in 1997) followed by, absent notice to the contrary, automatic annual renewals.

     The Company has developed and sells a variety of products fabricated from PPT including moulded insoles, components for orthotic devices, laminated sheets, and diabetic products. Various manufacturing operations are performed by outside vendors.

     Sales of PPT products for the twelve months ended February 29, 1996 were $1,121,000 versus $1,168,000 in the prior fiscal year. The decline is attributable to an increase in the number of primary cellular urethane suppliers to two companies during fiscal 1994 from one, and due to supply problems from the Company's PPT vendor.

     In April of 1993, the Company introduced a new generation of PPT, which independent tests show to have improved properties over competitive materials. The essential function of PPT and other soft tissue supplements is to provide protection against forces of pressure, shock and shear. The Company believes that PPT's characteristics make it a superior product in its field. PPT has a superior "memory" that enables it to return to its original shape faster and more accurately than other materials used for similar purposes. PPT is also odorless and non-sensitizing to the skin, and has a porosity which helps the skin to remain dry, cool and comfortable. These factors are especially important in sports medicine applications.

     Besides podiatric use, PPT is suitable for other orthopedic and medical-related uses such as liners for braces and prosthetics, as shock absorbers and generally in devices used in sports and physical therapy.

     The Company has awarded exclusive distribution arrangements to certain leading distributors serving selected end-use markets in the United States and other countries. The Company sells direct to practitioners in non-exclusive and new markets.

     Competition. The market for soft tissue supplements is highly competitive. Brand products as well as commodity type foam rubber are all widely used. Brand name products include Spenco, Sorbothane, medical-grade Poron, and DCS. The remainder of the market is fragmented. The Company competes directly with one other manufacturer of cellular urethane foam.

THE PEDIATRIC COUNTER-ROTATION SYSTEM ("CRS")

     The Company introduced the CRS-Registered Trademark- device in fiscal 1987 for the correction and management of a variety of in-toe and out-toe disorders of infancy. The disorders manifest themselves in an excessive angle, either inward or outward, from that which is normal in the relationship of the foot to the direction of movement.

     Sales for CRS totaled $165,000 during the twelve months ended February 29, 1996 compared to sales of $207,000 in the prior twelve-month period. The decrease in revenues resulted from a reduced level of direct promotion with a shift toward wholesale sales to distributors in the United States and overseas.

     The CRS is designed to replace rigid bars or splints which have traditionally been used (since 1934) and which not only inhibit normal leg movement and are cumbersome and inconvenient, but can also lead to permanent knee and hip damage. Unlike rigid bars or splints, the CRS requires no specific measurement for sizing and may be used with almost any type of children's shoes. Also, unlike other devices, it will allow the infant unrestricted movement of the feet and legs while maintaining the abnormal foot or feet in the corrected position. The CRS is also designed to compensate automatically for the rapid growth of an infant's legs and hips, thus avoiding the possibility of damage to the hips and knees. The potential for permanent knee and hip joint damage is a significant drawback of rigid bar therapy.

     The CRS is prescribed by pediatricians, orthopedists and podiatrists and is sold by the Company directly to practitioners as well as through selected distributors. The level of reimbursement from third-party insurers for the CRS varies from one state to another.

     The CRS was developed by BioResearch Ithaca, Inc. of Ithaca, New York, which has obtained patents on the device in the United States and certain other countries. In accordance with a license agreement entered into in July l986 between the Company and BioResearch Ithaca, Inc., the Company has been granted an exclusive license, with the right to grant sublicenses, to make, use and sell the CRS. Food and Drug Administration acceptance to market the CRS has been obtained by the Company. See "Governmental Regulation".

     Competition. The primary competitive products for the CRS are rigid bars and splints.

MARKETING

     The Company believes that the shortfall in orthotic sales is due to the ability of the competition to market "me too" products and the practitioner's need to control costs due to the accelerated managed care initiatives. Accordingly, management has undertaken a number of marketing and operational initiatives to promote awareness of and incentives to purchase Company orthotic products. These include a volume incentive program ("VIP") and a practice building program. Also, the Company's marketing program entails the sponsorship of seminars. It includes a comprehensive program in biomechanics and gait analysis coupled with addressing the cost effectiveness of orthotic therapy.

     The Company continues to focus on its recognized strengths as educator, and leader in product quality, customer service, technical knowledge and product innovation. The marketing mix includes trade shows, trade advertising, sponsorship of educational programs, public relations and maintenance marketing with a strong emphasis on customer service.

     In fiscal 1994, the Company introduced Superform-TM-, a proprietary carbon composite material believed to be superior to the composite material previously available for orthotic fabrication. The acceptance of Superform is apparent in the growth of LBG's Lyte Fit-TM- device, which grew from 1% of the Company's orthotic sales in fiscal 1994 to 4% in fiscal 1995 and 1996. The strength and mouldability of Superform led the Company to make it available in its flagship product, Sporthotics-Registered Trademark-; this has been marketed as the orthotic for athletes who are tough on devices and who need high performance, both biomechanically and in durability. During the 1995 fiscal year, the Company began to market Superform to other orthotic labs.

     The Company introduced a new product line in the second quarter of fiscal 1995 called "FirstChoice". The philosophy behind FirstChoice was to address the price-sensitive market areas, including managed care organizations. The product offering is streamlined to seven basic products with flat rate pricing. The manufacturing and service areas also are streamlined in order to keep costs down. The marketing efforts in fiscal 1996 concentrated on direct mail and telemarketing in conjunction with an independent representative organization in select geographic areas.

     The patented Kinetic Wedge-TM- motion enhancing orthosis received additional consumer publicity, with an article in the March 1995 issue of Muscle and Fitness, which has an international readership of over 7.6
million.   The seminar series "Gait, Chronic Musculoskeletal Pain and the New
Healthcare Model" conducted by the Company three times during fiscal year 1995 was a major contributor to the growth of this product. In addition, these interdisciplinary seminars attracted new high volume accounts and increased loyalty among practitioners already doing some business with the Company.

RESEARCH AND DEVELOPMENT

     The Company incurred no additional research and development costs for the twelve months ended February 29, 1996 as a result of the decision to discontinue the in-house CAD-CAM project since project was not able to produce a satisfactory and economic product. As such, all related costs associated with the project were written off during fiscal 1996. The prior year's expenses of $142,000 in 1995 and $148,000 in 1994 related solely to this CAD-CAM project.

PATENTS AND TRADEMARKS

     The Company believes that patent and trademark protection are beneficial. It holds 13 patents, 107 trademarks and 9 copyrights. Various patents and trademarks are held in 12 countries. The Company has exclusive licenses to three types of orthotic devices which are patented in the U.S. and several foreign countries. In addition, patents have also been granted to a third party in the U.S. and numerous foreign countries with respect to the CRS (as to which the Company has exclusive marketing rights).

     Although a patent would have a statutory presumption of validity in the United States, in the event that any patent awarded to the Company or a third party is later tested in litigation, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims therein. The validity and enforceability of a patent can be attacked after its issuance. If the outcome of such litigation is adverse to the owner or licensor of the patent, third parties may use the invention or technology pertaining to the patent without restriction. Accordingly, any patents granted to the Company or to third parties from whom the Company obtained licenses may not afford any protection against competitors with similar products. Loss of patent protection could have an adverse effect on the Company's business by permitting competitors to utilize techniques developed by the Company.

GOVERNMENTAL REGULATION

     Rules of the Food and Drug Administration ("FDA") may require the submission of a 510(k) notification of intent to market certain products. Upon submission of a 510(k), the FDA may determine the product to be substantially equivalent to products previously marketed in interstate commerce. Such submissions have been made and determined to be substantially equivalent for the CRS.

EMPLOYEES

     At March 1, l996, the Company had 151 employees, of which 96 were located in Deer Park, New York, 28 in Brea, California, 4 in Northbrook, Illinois, and 23 in Stoke-on-Trent, England. The Stoke-on-Trent facility is operated by a 75% owned subsidiary of the Company. Included among the Deer Park employees are the four executive officers of the Company, including the Company's co-founder who is a licensed Doctor of Podiatric Medicine and a faculty member of the New York School of Podiatric Medicine.

     The Company considers its employee relations to be excellent. The employees are not represented by a union.

CONSULTANTS AND FIELD EVALUATION FORCE

     The Company has oral or written agreements with six medical specialists with respect to their providing professional consultative services to the Company in their areas of specialization. Three of the consultants are on the faculties of the colleges of podiatric medicine in the United States.

     The consultants test and evaluate the Company's products, act as speakers for the Company at symposiums and professional meetings, generally participate in the development of the Company's products and services and disseminate information about them. The Company also has entered into oral or written agreements with practitioners in various parts of the country to act as field evaluators of the Company's products. Generally, the evaluators are among the leading practitioners in their areas.

ITEM 2. PROPERTIES

     The Company's executive offices, and its primary manufacturing facilities, are located in Deer Park, New York. The Deer Park facility is leased through July 31, l999, with a four year extension option, and with monthly lease payments of $23,414. The Company also leases space in Brea, California (manufacturing facility) and Northbrook, Illinois (sales office), under separate leases which expire in 1996 through 1998, and with aggregate monthly lease payments of $8,265. A 75% owned subsidiary of the Company currently leases facilities in Stoke-on-Trent, England under a lease expiring December 31, 1998 and for which it currently pays $1,550 (at the current exchange rate) per month. The Company believes that its manufacturing facilities are suitable and adequate and provide the productive capacity necessary for its current and reasonably foreseeable future needs. The Company believes that while these manufacturing facilities are being adequately utilized, they could be more fully utilized (e.g. with extended night shift operations) should this become necessary.

ITEM 3.  LEGAL PROCEEDINGS
     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK


     The Registrant's common stock, par value $.02 per share ("Common Stock"), is traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol GAIT. The following table sets forth the high and low closing bid prices for the Common Stock for the fiscal years ended February 28, 1995 and February 29, 1996. The NASDAQ quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.


Twelve Months Ended February 28, 1995               High           Low
- - -------------------------------------              ------         -----

1st quarter . . . . . . .                            7/8            5/8
2nd quarter . . . . . . .                          11/16           7/16
3rd quarter . . . . . . .                          53/64           9/16
4th quarter . . . . . . .                          15/16          23/32

Twelve Months Ended February 29, 1996
- - -------------------------------------

1st quarter . . . . . . .                          15/16             5/8
2nd quarter . . . . . . .                          2 1/8               1
3rd quarter . . . . . . .                          1 7/8          1 5/16
4th quarter . . . . . . .                          1 1/2           1 1/2

     On February 29, 1996, there were approximately 300 holders of record of the Common Stock. However, this figure is exclusive of all owners whose stock is held beneficially or in "street" name. Based on information supplied by various securities dealers, the Company believes that there are in excess of 650 shareholders in total, including holders of record as well as those whose shares are beneficially held.

DIVIDEND HISTORY AND POLICY

     The Registrant has never paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings to finance the expansion and development of its business. In any event, future dividend policy will depend upon the Company's earnings, financial condition, working capital requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

                        (In thousands, except per share data.)

                                                                        Fiscal Year Ended:
                                                 --------------------------------------------------------------
                                                 Feb. 29,      Feb. 28,     Feb. 28,     Feb. 28,      Feb. 29,
                                                   1996          1995         1994          1993         1992
                                                 --------      --------     --------     --------      --------
Consolidated Statements of Operations:

Net sales                                        $10,113       $10,467       $11,664       $13,291      $13,336

Income (loss) before non-recurring charges,
  minority interest, income taxes and
   cumulative effect of a change in
   accounting principle                              113          (266)         (950)          308          762

Non-recurring charges:
  Discontinuance of CAD-CAM project                 (499)           --            --            --           --
  Lab closings, write-down of selected assets
   and legal fees                                    (49)         (363)           --           (61)        (363)

(Loss) income before minority interest,
  income taxes and cumulative effect
   of a change in accounting principle              (435)         (629)         (950)          247          399

Minority interest in (income) loss of
  consolidated subsidiary                             --            --            --             5           (5)

(Loss) income before income taxes
  and cumulative effect of a change
   in accounting principle                          (435)         (629)         (950)          252          394

(Benefit from) provision for income taxes             (2)            8            13            28           56

(Loss) income before cumulative
  effect of a change in accounting principle        (433)         (637)         (963)          224          338

Cumulative effect on prior years (prior
  to fiscal 1992) of a change in method of
   accounting for extended warranty and
   product  maintenance contracts                     --            --            --            --         (441)

Net (loss) income                                   (433)         (637)         (963)          224         (103)

                                                                        Fiscal Year Ended:
                                                 --------------------------------------------------------------
                                                 Feb. 29,      Feb. 28,     Feb. 28,     Feb. 28,      Feb. 29,
                                                   1996          1995         1994          1993         1992
                                                 --------      --------     --------     --------      --------
Earnings per share:
  Income (loss) before non-recurring charges,
   minority interest, income taxes and
   cumulative effect of a change
   in accounting principle                           .04          (.11)         (.38)          .12          .27

Non-recurring charges:
  Discontinuance of CAD-CAM project                 (.19)           --            --            --           --
  Lab closings, write-down of selected assets
   and legal fees                                   (.02)         (.14)           --          (.03)        (.14)

(Loss) income before cumulative effect
  of a change in accounting principle               (.17)         (.25)         (.38)          .09          .13

Cumulative effect on prior years
  (prior to fiscal l992) of a change in
   method of accounting for extended
   warranty and product maintenance
   contracts                                          --            --            --            --         (.17)

Net (loss) earnings                                 (.17)         (.25)         (.38)          .09         (.04)

Weighted average shares outstanding                2,568         2,547         2,553         2,611        2,682

Cash dividends per share                              --            --            --            --           --


                                                 Feb. 29,      Feb. 28,     Feb. 28,     Feb. 28,      Feb. 29,
                                                   1996          1995         1994          1993         1992
                                                 --------      --------     --------     --------      --------
Consolidated Balance Sheets:

  Working Capital                                 $1,576        $1,456        $1,871        $3,115       $2,829

  Total Assets                                     4,035         4,535         5,426         6,340        5,950

  Long-term Indebtedness
   (excluding current maturities)                    430           482           551           542          489

  Stockholders' Equity                             1,978         2,311         2,850         3,866        3,789

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

STATEMENTS OF OPERATIONS:

     The Company's net sales of $10,113,000 for the twelve months ended February 29, 1996 were 3.4 percent below net sales of $10,467,000 for the twelve months ended February 28, 1995. Net sales in fiscal 1995 were 10.3 percent below net sales of $11,664,000 for the twelve months ended February 28, 1994.

     Sales of orthotic products, which accounted for 86 percent of the Company's fiscal 1996 sales, decreased by approximately $94,000 or 1.1 percent to approximately $8,652,000 in the most recent twelve-month period. Decreased revenues resulted from a shift in doctor preference toward lower-priced orthoses, including those of the Company and others as well as an extremely severe winter in the Eastern part of the United States which curtailed patient visits to podiatrists during the fourth quarter. Sales of orthotic products in fiscal 1995 decreased by $925,000 or 9.6 percent to $8,746,000 from fiscal 1994. Decreased revenues resulted from discontinuance of marginal accounts, including elimination of the unprofitable subcontract business at a subsidiary, the earlier loss of business at a branch lab due to poor delivery times and an unusually severe winter in the eastern half of the United States which substantially reduced patient visits to podiatrists in March 1994.

     Sales of PPT (the Company's soft tissue supplement material) for the recent twelve months were $1,121,000, which decreased by $47,000 or 4.0 percent from sales in the prior fiscal year. For the year ended February 28, 1995, sales were $1,168,000 representing a 18.5 percent decrease of $265,000 from the prior year. The decline in fiscal 1995 from fiscal 1994 is attributable to an increase during fiscal 1994 in the number of primary cellular urethane producers to two companies from one and due to supply problems from the Company's PPT vendor.

     Sales of the Counter Rotation System ("CRS"-Registered Trademark-) were $165,000 for the twelve months ended February 29, 1996, representing a $42,000 or 20.3 percent decrease from the prior twelve-month period. Sales for fiscal 1995 declined by $12,000 or 5.5 percent from the prior fiscal year. The decreased revenue resulted from a reduced level of direct promotion with a shift toward wholesale sales to distributors in the United States and overseas.

     Gross profit (net sales less cost of sales) as a percentage of sales increased from 39.1 percent for the twelve months ended February 28, 1995 to
40.5 percent for the recent twelve-month period. The increased gross profit percentage resulted from reduced labor and overhead costs due to consolidation of the Company's Midwest manufacturing operations into its Deer Park facility. However, gross profit in fiscal 1996 increased only $8,000 from fiscal 1995 due to reduced sales volume. Total gross profit for the twelve-month period ended February 28, 1995 decreased $147,000 from fiscal 1994's $4,239,000 (36.3 percent of sales) to $4,092,000 (39.1 percent of sales). The improvement in the gross profit percentage in fiscal 1995 is the result of improved pricing from addressing marginal business, productivity improvement and decreased staffing in laboratory personnel. Decreases in rent and other occupancy expenses reduced manufacturing overhead costs.

     For the twelve-month period ended February 29, 1996, selling, general and administrative expenses decreased by $427,000 from the prior year's expense of $4,507,000. Expenses for the fiscal year ended February 28, 1995 were $646,000 below the prior fiscal year. The above reductions were due to tighter controls over operational expenditures.

     The Company incurred no additional research and development costs for the twelve months ended February 29, 1996, as a result of the decision to discontinue the in-house CAD-CAM project since project was not able to produce a satisfactory and economic product. As such, all related costs associated with the project were written off during fiscal 1996. The prior year's expenses of $142,000 in 1995 and $148,000 in 1994 related solely to this CAD-CAM project.

     Interest income for the recent twelve-month period of $37,000 decreased $5,000 from the prior twelve-month period. This was primarily due to a slightly lower investment base during the year. Fiscal 1995's interest income of $42,000 was $30,000 below fiscal 1994's $72,000, again because of a reduced investment base.

     Interest expense of $9,000 for the twelve months ended February 29, 1996 represented an $1,000 increase in interest expense from the year-earlier period, which was $11,000 less than the twelve-month period ended February 28, 1994.
The reductions were due to the repayment of some of the Company's outstanding notes on equipment leases.

     Other income for the twelve months ended February 29, 1996 was $14,000 compared with an expense of $107,000 for the prior fiscal year, a result of a write-off of certain fixed assets of $128,000 in fiscal 1995. For the twelve months ended February 28, 1994, other income was $59,000 which included gains on disposal of fixed assets.

     For the year ended February 29, 1996, the Company had a net loss of $433,000 or $.17 per share, of which $548,000 were non-recurring expenses ($499,000 for discontinuance of the Company's in-house CAD-CAM project and $49,000 for the closing of our New Jersey manufacturing facility). Fiscal 1996 profit of $115,000, before non-recurring expenses, exceeded prior year's loss of $274,000, before non-recurring expenses, by $389,000. The increase was mainly due to savings achieved by closing the Company's Wheeling, Illinois manufacturing facility plus staffing cutbacks in corporate departments.

     For the year ended February 28, 1995, the Company had a loss of $637,000 or $.25 per share, of which $363,000 were non-recurring expenses, compared with a loss of $963,000 or $.38 per share in the year-earlier period. The net loss reduction of $326,000 was due to improved pricing on marginal accounts, productivity improvement and decreased staffing in lab personnel, tighter control of operating expenditures and reduced occupancy costs, all of which offset a volume loss of $1,157,000.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of February 29, 1996 increased $120,000 to $1,576,000 from $1,456,000 as of February 28, 1995. The increase is due to increases in inventories and other current assets of $59,000 and $18,000, respectively. Additionally, accounts payable and other current liabilities decreased $58,000 and $57,000, respectively. Also, cash balances decreased $72,000 from the prior year's balance of $812,000. The Company incurred $138,000 in capital expenditures in fiscal 1996. The Company anticipates that cash generated from operations as well as existing funds available will be adequate to finance its present and contemplated future level of operations for a period of twelve months and beyond.

     Cash balances at February 29, 1996 of $740,000 were $72,000 below the prior year-end balance of $812,000. The Company's net loss of $433,000 was partially offset by non-cash charges of depreciation expense and loss on disposal of fixed assets of $224,000 and $393,000, respectively. In addition to the aforementioned capital expenditures of $138,000, the changes in operating assets and liabilities utilized cash of $134,000 while stock options exercised generated cash of $26,000.

     Cash balances at February 28, 1995 of $812,000 were $96,000 below the prior year-end balance of $907,000. The Company's net loss of $637,000 was partially offset by non-cash charges of depreciation expense and loss on disposal of fixed assets of $261,000 and $196,000, respectively. Receivables and inventories were reduced $571,000 partially due to better control of collections and purchasing. Capital expenditures in fiscal 1995 totaled $272,000, mostly for purchases regarding the Company's CAD-CAM machining projects. Principal repayments for equipment and capital leases were $40,000. The liability for the Company's pension plan increased $37,000.

REVOLVING CREDIT

     The Company has a one year (August 1, 1995 - July 31, 1996) agreement for revolving credit of $750,000, at an interest rate of prime plus 2%, from a bank, but to date has not found it necessary to use this credit line. The agreement contains, among other items, restrictions relating to incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company.

SEASONALITY

     Revenue derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

INFLATION

     The Company has in the past been able to increase the prices of its products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, and anticipates that it will be able to continue to do so in the future.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

     The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes" effective March 1, 1993. SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from an entity's activities during the current and preceding years. It requires an asset and liability approach for financial
accounting and reporting for income taxes.   Under the provisions of SFAS No.
109, financial statements for fiscal years before the effective date may be restated or the provisions of SFAS No. 109 may be applied on a prospective basis. Management has applied the provisions of SFAS No. 109 on a prospective basis. The adoption of SFAS No. 109 did not have a material effect on the Company's consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation", which requires adoption of its disclosure provisions for fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions for fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro forma net income and pro forma earnings per share as if the Company had applied the new method of accounting. The new standard also requires increased disclosure for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

     The accounting requirements of the new method are effective for all transactions entered into during the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change.

     In March, 1995, the Financial Accounting Standards Board issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 121 is effective for fiscal years beginning after December 15, 1995. Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 requires review of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect that the adoption of Statement 121 will have a material effect on the consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Begins on the next page.

                         THE LANGER BIOMECHANICS GROUP, INC.
                                   AND SUBSIDIARIES
               Index to Consolidated Financial Statements and Schedule
              February 29, 1996, February 28, 1995 and February 28, 1994


                                                                                         Page
                                                                                         ----
    Independent Auditors' Report                                                         17

    Consolidated Financial Statements:

    Consolidated Balance Sheets as of February 29, 1996 and February 28, 1995            18

    Consolidated Statements of Operations for the years ended February 29, 1996,
     February 28, 1995 and February 28, 1994                                             19

    Consolidated Statements of Stockholders' Equity for the years ended
       February 29, 1996, February 28, 1995 and February 28, 1994                        20

    Consolidated Statements of Cash Flows for the years ended
       February 29, 1996, February 28, 1995 and February 28, l994                        21 - 22

    Notes to Consolidated Financial Statements                                           23 - 33


    Consolidated Financial Statement Schedule II -
        Valuation and Qualifying Accounts for the years ended February 29, 1996,
           February 28, 1995 and February 28, 1994                                       34






    All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of The Langer Biomechanics Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Langer Biomechanics Group, Inc. and subsidiaries (the "Company") as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 29, 1996. Our audits also included the consolidated financial statement schedule listed in the foregoing index for the three years in the period ended February 29, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Jericho, New York
May 20, 1996

                         THE LANGER BIOMECHANICS GROUP, INC.
                                   AND SUBSIDIARIES
                             Consolidated Balance Sheets
                       February 29, 1996 and February 28, 1995


     ASSETS                                          1996          1995
                                                 ----------     ----------
 Current assets:
   Cash and cash equivalents                      $  739,460    $  811,657
   Accounts receivable, net of allowance for
     doubtful accounts of approximately
     $21,000 in 1996 and $48,000 in 1995           1,278,865     1,278,434
   Inventories, net (Note 2)                         868,562       809,568
   Prepaid expenses and Other current assets         316,651       298,903
                                                  ----------    ----------
        Total current assets                       3,203,538     3,198,562

 Property and equipment, net (Notes 3 and 6)         644,029     1,122,858
 Other assets (Note 8)                               187,666       214,035
                                                  ----------    ----------
            Total Assets                          $4,035,233    $4,535,455
                                                  ----------    ----------
                                                  ----------    ----------

       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current maturities of notes payable (Note 6)   $    3,707    $    6,631
   Accounts payable                                  270,291       328,619
   Accrued liabilities:
    Accrued payroll and related payroll taxes        366,122       322,415
    Other (Notes 4)                                  599,218       686,658
   Unearned revenue                                  388,084       398,217
                                                  ----------    ----------
        Total current liabilities                  1,627,422     1,742,540

 Long-term note payable, net of current
   maturities (Note 6)                                    --         3,707
 Accrued pension expense (Note 8)                    299,182       339,889
 Unearned revenue                                    126,281       133,375
 Deferred income taxes (Note 5)                        4,629         4,766
                                                  ----------    ----------
            Total liabilities                      2,057,514     2,224,277
                                                  ----------    ----------
 Commitments and contingencies (Note 7)

 Stockholders' equity (Notes 9 and 10):
   Common stock, $.02 par value.  Authorized
     10,000,000 shares; outstanding 2,581,281
     shares in 1996 and 2,547,281 in 1995             51,627        50,947
   Additional paid-in capital                      6,274,497     6,248,755
   Accumulated deficit                            (4,043,449)   (3,610,464)
   Aggregate adjustment resulting from foreign
      currency translation                           (49,788)      (47,274)
   Minimum pension liability adjustment (Note 8)    (255,168)     (330,786)
                                                  ----------    ----------
            Total stockholders' equity             1,977,719     2,311,178
                                                  ----------    ----------

    Total Liabilities and Stockholders' Equity    $4,035,233    $4,535,455
                                                  ----------    ----------
                                                  ----------    ----------


 See accompanying notes to consolidated financial statements.

                     THE LANGER BIOMECHANICS GROUP, INC.
                             AND SUBSIDIARIES
                  Consolidated Statements of Operations
For the years ended February 29, l996, February 28, l995 and February 28, l994

                                                            1996                   1995                1994
                                                         -----------           ------------        -----------
 Net sales (Note 12)                                     $10,113,486           $10,467,151         $11,664,063
 Cost of sales                                             6,012,690             6,374,708           7,425,078
                                                         -----------           -----------         -----------
     Gross profit                                          4,100,796             4,092,443           4,238,985
 Selling expenses                                          1,761,498             1,964,636           2,197,933
 General and administrative expenses                       2,318,495             2,542,128           2,955,121
 Research and development expenses                                --               141,574             148,368
 Discontinuance of in-house
   CAD-CAM project (Note l1)                                 498,735                    --                  --
                                                         -----------           -----------         -----------
    Operating  loss                                         (477,932)             (555,895)         (1,062,437)
                                                         -----------           -----------         -----------

 Other income (expense):
   Interest income                                            37,412                42,040              72,400
   Interest expense                                           (8,753)               (7,571)            (18,918)
   Other                                                      14,162              (107,483)             58,702
                                                         -----------           -----------         -----------

 Other income (expense), net                                  42,821               (73,014)            112,184
                                                         -----------           -----------         -----------

 Loss before income taxes                                   (435,111)             (628,909)           (950,253)
 (Benefit from) provision for income taxes (Note 5)           (2,126)                8,250              12,498
                                                         -----------           -----------         -----------
 Net loss                                                $  (432,985)          $  (637,159)        $  (962,751)
                                                         -----------           -----------         -----------
                                                         -----------           -----------         -----------

Weighted average number of shares used
    in computation of net loss per share                   2,568,458              2,547,281          2,552,975
                                                         -----------           ------------        -----------
                                                         -----------           ------------        -----------

 Net loss per share                                      $     (0.17)          $      (0.25)       $     (0.38)
                                                         -----------           ------------        -----------
                                                         -----------           ------------        -----------


See accompanying notes to consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND FEBRUARY 28, 1994

                                                                                         AGGREGATE
                                                                                         ADJUSTMENT                     TOTAL
                                                                                         RESULTING      MINIMUM
                                                           ADDITIONAL                    FROM FOREIGN   PENSION         STOCK
                                               COMMON        PAID-IN       ACCUMULATED   CURRENCY       LIABILITY      HOLDERS'
    `                                          STOCK         CAPITAL         DEFICIT     TRANSALATION   ADJUSTMENT      EQUITY
                                              -------     ----------      -----------     --------      ---------     ----------
BALANCE AT MARCH 1, 1993                      $50,945     $6,248,681      $(2,010,554)    $(61,083)     $(362,319)    $3,865,670

ISSUANCE OF COMMON STOCK FOR
  CONTRIBUTION TO PAYSOP (NOTE 10)                  2             74               --           --             --             76

MINIMUM PENSION LIABILITY ADJUSTMENT               --             --               --           --        (56,769)       (56,769)

AGGREGATE ADJUSTMENT RESULTING
   FROM TRANSLATION OF FINANCIAL STATEMENTS
   INTO US DOLLARS                                 --             --               --        3,593             --          3,593

NET LOSS FOR YEAR                                  --             --         (962,751)          --             --       (962,751)
                                              -------     ----------      -----------     --------      ---------     ----------

BALANCE AT FEBRUARY 28, 1994                   50,947      6,248,755       (2,973,305)     (57,490)      (419,088)     2,849,819

MINIMUM PENSION LIABILITY ADJUSTMENT               --             --               --           --         88,302         88,302

AGGREGATE ADJUSTMENT RESULTING FROM
   TRANSLATION OF FINANCIAL STATEMENTS
   INTO US DOLLARS                                 --             --               --       10,216             --         10,216

NET LOSS FOR YEAR                                  --             --         (637,159)          --             --       (637,159)
                                              -------     ----------      -----------     --------      ---------     ----------

BALANCE AT FEBRUARY 28, 1995                   50,947      6,248,755       (3,610,464)     (47,274)      (330,786)     2,311,178

MINIMUM PENSION LIABILITY ADJUSTMENT               --             --               --           --         75,618         75,618

AGGREGATE ADJUSTMENT RESULTING FROM
   TRANSLATION OF FINANCIAL STATEMENTS
   INTO US DOLLARS                                 --             --               --       (2,514)            --         (2,514)

EXERCISE OF STOCK OPTIONS                         680         25,742               --           --             --         26,422

NET LOSS FOR YEAR                                  --             --         (432,985)          --             --       (432,985)
                                              -------     ----------      -----------     --------      ---------     ----------

BALANCE AT FEBRUARY 29, 1996                  $51,627     $6,274,497      $(4,043,449)    $(49,788)     $(255,168)    $1,977,719
                                              -------     ----------      -----------     --------      ---------     ----------
                                              -------     ----------      -----------     --------      ---------     ----------

                          THE LANGER BIOMECHANICS GROUP, INC.
                                  AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
  For the years ended February 29, l996, February 28, l995 and February 28, l994

                                                      1996          1995          1994
                                                    --------      --------      --------
Cash Flows From Operating Activities:

Net loss                                           $(432,985)    $(637,159)    $(962,751)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Deferred foreign tax provision                          --         1,589         2,982
  Depreciation and amortization                      223,778       261,407       336,389
  Common stock issued to PAYSOP                           --            --            76
  Loss on disposal of property and equipment         392,584       196,593            --
Changes in operating assets and liabilities:
   Accounts receivable                                (3,149)      230,900       213,636
   Inventories                                       (61,402)      339,727        32,863
   Prepaid expenses and other assets                     678        50,267        61,740
   Net pension liability                              42,702        36,920        28,422
   Accounts payable and accrued liabilities          (96,672)     (248,914)      143,708
   Unearned revenue                                  (16,173)      (15,764)      (32,562)
                                                    --------      --------      --------

Net cash provided by (used in)
              operating activities                    49,361       215,566      (175,497)
                                                    --------      --------      --------

Cash Flows From Investing Activities:

  Capital expenditures                              (138,443)     (271,710)     (597,536)
  Proceeds from sale of equipment
    held for disposition                                  --            --         1,000
                                                    --------      --------      --------

         Net cash used in investing activities      (138,443)     (271,710)     (596,536)
                                                    --------      --------      --------

                       (Continued on following page.)

See accompanying notes to consolidated financial statements.

                      THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
For the years ended February 29, l996, February 28, l995 and February 28, l994
                           (Continued from prior page)

                                                                     1996         1995        1994
                                                                   --------     --------    ----------
Cash Flows From Financing Activities:

  Common stock options exercised                                     26,422           --            --
  Principal payments of notes payable                                (6,631)      (4,116)      (56,846)
  Principal payments under capital lease obligations                 (2,906)     (35,470)      (34,899)
                                                                   --------     --------    ----------

    Net cash provided by (used in) financing activities              16,885      (39,586)      (91,745)
                                                                   --------     --------    ----------
Net decrease in cash and cash equivalents                           (72,197)     (95,730)     (863,778)
Cash and cash equivalents at
  beginning of year                                                 811,657      907,387     1,771,165
                                                                   --------     --------     ---------

Cash and cash equivalents at end of year                           $739,460     $811,657    $  907,387
                                                                   --------     --------    ----------
                                                                   --------     --------    ----------

Supplemental Disclosures of Cash Flow Information -

         Cash paid (refunded) during the year for:

                   Interest                                       $   8,636    $   7,564    $   18,918
                                                                   --------     --------    ----------
                                                                   --------     --------    ----------

                   Income taxes                                   $    (488)   $  (4,803)   $   24,910
                                                                   --------     --------    ----------
                                                                   --------     --------    ----------

See accompanying notes to consolidated financial statements.

                      THE LANGER BIOMECHANICS GROUP, INC.
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
For the years ended February 29, l996, February 28, l995 and February 28, 1994


(l)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of The Langer Biomechanics Group, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     (b)  REVENUE RECOGNITION

          Revenue from the sale of the Company's products is recognized at shipment. Revenues derived from extended warranty contracts relating to sales of orthotics are recorded as deferred revenue and recognized over the lives of the contracts (24 months) on a straight-line basis.

     (c)  CASH EQUIVALENTS

          For purposes of the statement of cash flows, the Company considers all short-term, highly liquid investments purchased with a maturity of three months or less to be cash equivalents (money market funds and short-term commercial paper).

     (d)  INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     (e)  PROPERTY AND EQUIPMENT

          Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method. The lives on which depreciation and amortization are computed are as follows:

                   Leasehold improvements   Lesser of 5 years or life of lease
                   Machinery and equipment  5 - l0 years
                   Office equipment         5 - l0 years
                   Diagnostic equipment     7 - l0 years
                   Automobiles              3 - 5 years

                         THE LANGER BIOMECHANICS GROUP, INC.
                                   AND SUBSIDIARIES
                Notes to Consolidated Financial Statements, Continued


     (f)  INCOME TAXES

          Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

          As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on the loss before income taxes for the year ended February 28, 1994, as well as the effect of the cumulative effect of the change, was not material to the consolidated financial statements.

     (g)  INCOME (LOSS) PER SHARE

          Income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented. Per share amounts include the effect of common stock equivalents comprised of stock options granted under the Company's qualified and non-qualified stock option plans and warrants, except where the effect would be antidilutive.

     (h)  FOREIGN CURRENCY TRANSLATION

          Assets and liabilities of the foreign subsidiary have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.

     (i)  RECLASSIFICATIONS

          To conform to the current year's presentation, fiscal years ended February 28, 1995 and February 28, 1994 "Product Development" costs of $71,514 and $68,022, respectively, were reclassified from "Research and Development Expenses" to "Selling Expenses".

     (j)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k)  LONG-LIVED ASSETS

          In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 is effective for fiscal years beginning after December 15, 1995. Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable

                         THE LANGER BIOMECHANICS GROUP, INC.
                                   AND SUBSIDIARIES
                Notes to Consolidated Financial Statements, Continued

          intangibles to be disposed of. Statement 121 requires review of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect that the adoption of Statement 121 will have a material effect on the consolidated financial statements.

     (l)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          At February 29, 1996 and February 28, 1995, the carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable, approximated fair value because of their short-term of maturity.


     (m)  STOCK OPTIONS AND WARRANTS

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which requires adoption of its disclosure provisions for fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions for fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

          Pursuant to Statement 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro-forma net income and pro-forma earnings per share as if the Company had applied the new method of accounting. Statement 123 also requires increased disclosure for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

          The accounting requirements of the new method are effective for all transactions entered into during the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change.

(2)  INVENTORIES

     At February 29, l996 and February 28, l995, inventories consist of the following:
                                               1996           1995
                                            ---------       ---------
         Raw materials                      $ 645,517       $ 642,408
         Work-in-process                      169,523         157,667
         Finished goods                       131,542         117,935
                                            ---------       ---------
         Total inventories                    946,582         918,010

         Less: allowance for obsolescence      78,020         108,442
                                            ---------       ---------

         Net inventories                    $ 868,562       $ 809,568
                                            ---------       ---------
                                            ---------       ---------

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                Notes to Consolidated Financial Statements, Continued

(3)  PROPERTY AND EQUIPMENT

     Property and equipment, at cost, at February 29, l996 and February 28, l995, is comprised of the following:

                                                          1996        1995
                                                          ----        ----

         Leasehold improvements                       $  436,827  $   420,071
         Machinery and equipment                         814,046      813,362
         Office equipment                              1,325,186    1,304,473
         Automobiles                                      34,567       47,224
         Construction-in-progress                            -0-      309,817
                                                       ---------    ---------
                                                       2,610,626    2,894,947

         Less: accumulated depreciation and
          amortization                                 1,966,597    1,772,089
                                                       ---------    ---------
                                                       ---------    ---------

                                                      $  644,029   $1,122,858
                                                       ---------    ---------
                                                       ---------    ---------

(4)  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following at February 29, l996 and February 28, l995:

                                                         1996           1995
                                                        ------        ------

         Sales credits payable                        $  95,215     $  91,728
         Accrued professional fees                       60,683        80,926
         Warranty reserve                                31,479        26,251
         Other accrued liabilities                      411,841       487,753
                                                       ---------    ---------

     Total other accrued liabilities                  $ 599,218     $ 686,658
                                                       ---------    ---------
                                                       ---------    ---------

                       THE LANGER BIOMECHANICS GROUP, INC.
                                 AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(5)  INCOME TAXES

     The (benefit from) provision for income taxes is comprised of the following for the years ended February 29, l996, February 28, l995 and February 28, l994:

                               1996      1995        1994
                              -------  --------     --------
    Current:
            Federal          $    --   $     --    $ (5,000)
            State             (4,294)     2,972      14,516
            Foreign            2,168      5,278       2,982
                             -------   --------     -------
                             $(2,126)  $  8,250    $ 12,498
                             -------   --------     -------
                             -------   --------     -------

As of February 29, l996, the Company has net Federal operating loss carryforwards of approximately $3.3 million, which may be applied against future taxable income and expire from 2000 through 2011. The Company also has available tax credit carryforwards of approximately $141,000.

Included in the provision for foreign income taxes are deferred income taxes of $0 for 1996, $1,589 for 1995, and $2,982 for 1994.

The following is a summary of deferred tax assets and liabilities as of February
    29, 1996 and February 28, 1995:

                                               1996             1995
                                            -----------     ------------

     Current deferred tax assets            $  361,633      $   402,216
                                            -----------     ------------

     Non-current:
     Deferred tax assets                     1,441,346        1,433,730
     Deferred tax liability                    (16,336)         (63,818)
                                            -----------     ------------
     Non-current deferred tax asset, net     1,425,010        1,369,912
                                            -----------     ------------

     Total deferred tax assets, net          1,786,643        1,772,128
     Valuation allowance                    (1,786,643)      (1,772,128)
                                            -----------     ------------
     Net                                    $   -0-         $    -0-
                                            -----------     ------------
                                            -----------     ------------

The current deferred tax assets are primarily composed of deferred revenue, inventory and accounts receivable reserves, and accrued vacation. The non-current deferred tax assets are primarily composed of deferred revenue and Federal net operating loss carryforwards. The non-current deferred tax liability is primarily composed of excess tax depreciation over book depreciation. The increase in the valuation allowance during fiscal 1996 resulted from a reduction in the net deductible temporary difference.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued

The Company's effective (benefit from) provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:

                                         February 29,           February 28,             February 28,
                                            1996                    1995                    1994
                                            ----                    ----                    ----
                                   AMOUNT         %         AMOUNT         %        AMOUNT          %
                                  --------      -----      -------       -----      -------       -----
Benefit at Federal
 statutory rate                   $(147,938)    (34.0)%    $(216,634)    (34.0)%    $(323,086)    (34.0)%
Increase (decrease) in
 taxes resulting from:
  State income taxes, net
   of Federal benefit                (4,294)     (1.0)         2,972       0.4         14,516       1.5
  Foreign taxes                       2,168       0.5          5,278       0.8          2,982        .3
  Creation of net operating
   loss carryforward                147,938      34.0        216,634      34.0        323,086      34.0
  Other                                  --        --             --        --         (5,000)      (.5)
                                  ---------     ------     ---------     ------     ---------     ------

Effective tax rate                $  (2,126)     (0.5)%    $   8,250       1.2%        12,498       1.3%
                                  ---------     ------     ---------     ------     ---------     ------
                                  ---------     ------     ---------     ------     ---------     ------

(6)  LONG-TERM NOTE PAYABLE

     Long-term note payable, less current maturities, at February 29, l996 and February 28, l995 consists of the following:


                                                   1996                     1995
                                                 ---------                --------
     Equipment note bearing interest at
       10.5% due March 1997.  The note is
       payable in monthly installments of
       principal and interest of $304.
       The note is collateralized by certain
        equipment with a carrying value of
       approximately $8,200 at
       February 29, l996.                         $  3,707               $  10,338

     Less current maturities                         3,707                   6,631
                                                 ---------                --------

     Long-term note payable                      $   -0-                 $   3,707
                                                 ---------                ---------
                                                 ---------                ---------

                         THE LANGER BIOMECHANICS GROUP, INC.
                                   AND SUBSIDIARIES
                Notes to Consolidated Financial Statements, Continued

(7)  COMMITMENTS AND CONTINGENCIES

     (a)  LEASES

     Certain of the Company's facilities and equipment are covered under noncancellable lease agreements and certain operating leases contain minimum annual escalations in base rent. Rental expense amounted to $500,429, $550,403, and $617,368 for the years ended February 29, l996, February 28, l995 and February 28, l994, respectively.

     The following is a schedule, by fiscal year, of future minimum rental payments required under operating leases as of February 29, l996:

            FISCAL YEAR ENDED FEBRUARY:        AMOUNT
            --------------------------         ------

              1997                          $   425,983
              1998                              357,229
              1999                              342,409
              2000                              134,047
                                            -----------


              Total                         $ 1,259,668
                                            -----------
                                            -----------


     (b)  ROYALTIES

     The Company has entered into a number of agreements with licensors, consultants and suppliers, including:

     1. The Company has an agreement with a licensor, which provides for the Company to pay royalties of l5 percent, with a minimum annual royalty of $25,000, on the net sales of a product named the Pediatric Counter Rotation System.

     2. The Company has agreements with certain licensors, which provide for the Company to pay royalties ranging from 2.5 percent to 4 percent on the net sales of certain biomechanical devices.

     Royalties under the above-mentioned agreements aggregated $36,016, $36,797, and $46,219 for the years ended February 29, l996, February 28, l995 and February 28, l994, respectively.

     (c)  EMPLOYMENT AGREEMENTS

     Two officers of the Company have employment agreements, which commit the Company to maximum severance pay of approximately $219,000 upon termination of these officers. In addition, the employment agreements commit the Company to pay these two officers annual salaries of approximately $299,000 and additional bonus compensation depending on performance and profits achieved by the Company.

     (d)  LEGAL ACTION

     The Company is involved in certain litigation in the normal course of business. The outcome of such litigation is not expected to have a material impact on the consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8)  PENSION PLAN AND 401(K) PLAN

     The Company maintains a non-contributory defined benefit pension plan covering substantially all employees. In l986, the Company adopted an amendment to the plan under which future benefit accruals to the plan will cease (freezing of the maximum benefits available to employees as of July 30, l986), other than those required by law. Previously accrued benefits will remain in effect and will continue to vest under the original terms of the plan.

The following table sets forth the Company's defined benefit plan status at February 29, l996 and February 28, l995, determined by the plan's actuary in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions":

                                                                         1996          1995
                                                                      ----------     ---------
Actuarial present value of benefit obligation:
  Accumulated benefit obligation, including
    vested benefits of $372,061 and $435,903
    in l996 and l995, respectively                                   $  372,061     $  435,903
                                                                     ----------     ----------
                                                                     ----------     ----------

  Projected benefit obligation for services rendered to date         $ (372,061)    $ (435,903)
Market value of plan net assets (primarily bond mutual funds)            72,879        126,564
                                                                     ----------     ----------
  Projected benefit obligation in excess of plan assets                (299,182)      (309,339)
  Unrecognized transition liability                                     174,647        182,438
Unrecognized net loss                                                   255,168        330,786
Adjustment required to recognize minimum liability                     (429,815)      (513,224)
                                                                     ----------     ----------
  Accrued pension expense                                            $ (299,182)    $ (309,339)
                                                                     ----------     ----------
                                                                     ----------     ----------

Net pension expense is comprised of the following for the years ended February 29, 1996, February 28, 1995 and February 28, 1994:

                                         1996           1995           1994
                                       -------         ------         ------

    Interest cost                      $ 24,775       $ 22,362       $ 21,316
    Return on assets                     (8,921)        13,049          3,203
     Net amortization and deferral       26,848          1,509          3,904
                                       --------       --------       --------

    Net pension expense $                42,702       $ 36,920       $ 28,423
                                       --------       --------       --------
                                       --------       --------       --------

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5 percent in l996 and 4.4 percent in l995. No assumed increase in compensation levels was used since future benefit accruals have ceased (as discussed above). The rate of return on assets used was 7.5 percent in l996 and l995. The unrecognized transition liability and unrecognized net loss are being amortized over
     30.4 and 28.2 years, respectively.

                         THE LANGER BIOMECHANICS GROUP, INC.
                                   AND SUBSIDIARIES
                Notes to Consolidated Financial Statements, Continued

In l996 and l995, as required by Statement of Financial Accounting Standards No.
     87, the Company recorded additional pension liability to reflect the excess of accumulated benefits over the fair value of pension plan assets. Since this liability is in excess of the related unrecognized prior service cost (unrecognized transition liability), an amount equal to the unrecognized prior service cost has been recognized as an intangible asset (included in "Other assets" on the accompanying Consolidated Balance Sheets). The remaining liability required to be recognized is reported as a separate component of equity.

The Company has a defined contribution retirement and savings plan (the "401(k)
     Plan") designed to qualify under Section 401(k) of the Internal Revenue Code (the "Code"). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 401(k) Plan are invested in stock, bond and money market mutual funds. For the years ended February 29, 1996, February 28, 1995 and February 28, 1994, the Company made contributions totaling $33,547, $25,076, and $63,396, respectively, to the 401(k) Plan.

(9)  STOCK OPTIONS AND WARRANTS

On July 27, l992, the Company adopted a qualified stock option plan for employees, officers, directors, consultants and advisors of the Company covering 125,000 shares of common stock. On January 4, 1995, the Board of Directors increased the number of shares authorized to be issued under the plan to 350,000 shares, which amendment has been approved by shareholders at the September 13, 1995 shareholders' meeting. Options granted under the plan are exercisable during a period of five years at an exercise price at least equal to l00 percent of the fair market value of the Company's common stock at date of grant. Options become exercisable under various cumulative increments over a three-year period. The Board of Directors has the discretion as to the persons to be granted options as well as the number of shares and terms of the option agreements. The expiration date of the plan is July 26, 2002.

The Company has also granted non-incentive stock options. These options are generally exercisable for a period of five years and are issued at a price equal to or higher than the fair market value of the Company's common stock at the date of grant. At February 29, 1996, 80,000 non-incentive stock options were outstanding.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued

     The following is a summary of activity related to the Company's incentive and non-incentive stock options:


                                                           Weighted average
                                            Number of         option price
                                             shares             per share
                                            ---------         ------------
    Outstanding at February 28, l993        125,500             $  1.65
         Granted                              2,000                2.69
         Exercised                          (27,250)               1.33
                                            -------              ------

    Outstanding at February 28, 1994        100,250                1.75
         Granted                            121,750                 .83
         Cancelled                          (89,000)               1.80
         Expired                            (14,750)               1.70
                                            -------              ------

    Outstanding at February 28, l995        118,250                 .77
         Granted                             90,000                1.00
         Exercised                          (34,000)               (.77)
         Expired                            (18,000)               (.78)
                                            -------              ------
    Outstanding at February 29, 1996        156,250             $   .90
                                            -------              ------
                                            -------              ------

At February 29, l996, 80,747 options were exercisable and 164,250 options were available for issuance.

Warrants to purchase up to 10,000 shares of common stock at an exercise price of $.78125 (the market value at date of grant) were granted during the year ended February 28, 1995. Such warrants are exercisable during the three-year period commencing from the date of grant. All previous warrants issued have either expired or were cancelled.

At February 29, 1996, there were 330,500 shares of common stock reserved for issuance under the Company's stock option plan and for issued and outstanding warrants.


(10) PAYROLL BASED EMPLOYEE STOCK OWNERSHIP PLAN

     As of July 31, 1993, the Company terminated its Payroll Based Employee Stock Ownership Plan ("PAYSOP") and all shares were distributed to participants prior to February 28, 1994. Contributions for fiscal 1994 were $76 and zero for fiscal 1993.

(11) DISCONTINUANCE OF IN-HOUSE CAD-CAM PROJECT

     In fiscal 1996, the Company concluded that it was no longer appropriate to devote capital resources to in-house development of proprietary computer-controlled milling equipment, laser scanning devices and related software. Therefore, the Company expensed approximately $499,000 of costs related to the CAD-CAM project in the fourth quarter of fiscal 1996.

                         THE LANGER BIOMECHANICS GROUP, INC.
                                   AND SUBSIDIARIES
                Notes to Consolidated Financial Statements, Continued


(12) EXPORT SALES

     The Company had export sales from its United States operations of approximately 16, 15 and 14 percent of net sales for the years ended February 29, l996, February 28, 1995 and February 28, l994, respectively.

(13) SEGMENT INFORMATION

     The Company operates in one segment, principally in the design, development, manufacture and sale of foot and gait related products.

(14) REVOLVING CREDIT LINE

     The Company has a credit facility with a bank, effective July 21, 1995. The agreement, which expires July 31, 1996, provides for a revolving credit line not to exceed the lesser of $750,000 or 70 percent of eligible receivables, as defined. Interest on the outstanding balance is payable at prime (8.5% at February 29, 1996) plus 2% per annum.

     The agreement contains, among other items, restrictions relating to the incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company.

     At February 29, 1996, there were no borrowings outstanding under this credit facility.

                   THE LANGER BIOMECHANICS GROUP, INC.
                             AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                              SCHEDULE II

 For the years ended February 29, 1996, February 28, 1995 and February 28, 1994

                           Sales
                        Returns and    Bad            Warranty      Inventory
                         Allowances    Debts          Reserve        Reserve
                        ---------      ---------      ---------      ---------

At March 1, 1993        $  21,813      $  73,000      $  23,105      $  35,325

  Additions                 1,596         77,173          1,232         21,310
  Deletions                     0         86,817              0          8,055
                        ---------      ---------      ---------      ---------

At February 28, 1994       23,409         63,356         24,337         48,580

  Additions                     0         27,048          3,638         78,494
  Deletions                 2,123         42,188          1,724         18,632
                        ---------      ---------      ---------      ---------

At February 28, 1995       21,286         48,216         26,251        108,442

  Additions                10,772              0          7,741              0
  Deletions                     0         27,646          2,513         30,422
                        ---------      ---------      ---------      ---------

At February 29, 1996    $  32,058      $  20,570      $  31,479      $  78,020
                        ---------      ---------      ---------      ---------
                        ---------      ---------      ---------      ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

The executive officers and directors of the Company are as follows:

      Name              Age            Office
      ----              ---            ------
Kenneth Granat           51       Chairman of the Board

Gary L. Grahn            52       President and Chief Executive Officer

Dr. Justin Wernick       60       Executive Vice President,
                                  Secretary and Director

Donald M. Carbone        58       Vice President - Finance,
                                  and Chief Financial Officer

Howell S. Schorr         50       Vice President - Operations

Dr. Irwin A. Horowitz    60       Director

Daniel J. Feld           50       Director


     Mr. Granat has been Chairman of the Board of Directors of the Company since January 4, 1995. Since 1987, he has been President of Active Screw and Fastener Inc., an Elk Grove Village, Illinois company, engaged in full line distribution of fasteners with plants in Chicago, Illinois and Tucson, Arizona. Since 1991, he has also been Vice President and a Director of Trigran Investments Inc., Deerfield, Illinois, the general partner and investment advisor for Trigran Investments, L.P., a more than 10 percent shareholder of the Company. Mr. Granat holds a J.D. from the University of Illinois as well as a B.B.A. degree in Business from the University of Michigan.

     Mr. Grahn has been President and Chief Executive Officer of the Company since January 3, 1995 and a Director since August 1995. From 1992 to 1994, he was President of PML Inc., a management consulting firm which specializes in marketing and business development assignments for consumer businesses. From 1989 to 1992, Mr. Grahn was Vice President - General Manager of R. Stevens, Inc., subsidiary of Delphi Technology, Inc., a privately-held company which markets Automated Photo Machines. Previously, he had been Executive Vice President for the American Photo Group, a multi-plant processor of consumer products, located in Atlanta, Georgia. He holds an M.B.A. in Marketing Management from the University of Rochester Graduate School of Business and a B.A. in Mathematics/Economics from Gettysburg College.

     Dr. Wernick is the co-founder and Executive Vice President, Secretary and a director of the Company since its formation. Dr. Wernick is a Diplomate of the American Board of Podiatric Orthopedics, a Fellow of the American College of Foot Orthopedics and of the Academy of Podiatric Sports Medicine and a member of several other professional societies. In l975, he was the President of the Nassau County Division, Podiatry Society of the State of New York and was granted the Podiatrist of the Year Award from that Society in that same year. Since l969, he has held various academic positions at the New York College of Podiatric Medicine and since l979 has been serving as a professor with the Department of Orthopedic Sciences at the New York College of Podiatric Medicine. He has guest lectured and directed educational programs, both nationally and internationally, at many other podiatric colleges and seminars during the past 20 years. He has co-authored a book entitled "A Practical Manual for a Basic Approach to Biomechanics" in l972 and a report entitled "A Radiologic Study of Motion of the Foot within a Ski Boot" which was published in the Journal of the American Podiatry Association for which he is also a corresponding consultant. Dr. Wernick received his podiatric medical degree from M.J. Lewi College of Podiatry (now known as the New York College of Podiatric Medicine).

     Mr. Carbone has been Vice President-Finance of the Company since l99l. From l983 to l99l, he was employed by Almac Plastics, Inc. (now known as Laird Plastics), a distributor and fabricator of various types of plastic sheets, rods, tubes and film, including most recently as Corporate Controller. Previously, Mr. Carbone was Director of Costs and Budgets for Morse Electro Producers Corp. and Manager of Corporate Planning and Analysis of the F&M Schaefer Corp. He holds an M.S. Degree in Economics and a B.S. Degree of Accounting from Brooklyn College of The City University of New York.

     Mr. Schorr has been Vice President of Operations since l99l. From l988 to 1991, prior to becoming an executive officer of the Company, he was the Operations Manager for the Deer Park, New York, and Branch Manager for the Brea,
California, facilities of the Company.   From l966 to l987, Mr. Schorr was
employed by Hazeltine Corporation/Esprit Systems, Inc. During his 21 years of service with Hazeltine Corporation/Esprit Systems, Inc., he held the positions of Director of Operations, National Service Manager, Customer Service/Production Manager, as well as other various supervisory and managerial positions. He has a B.S. in Business Administration from New York Institute of Technology.

     Dr. Horowitz has been a director of the Company since 1994. Since November 1993, Dr. Horowitz has been the Chairman of the Board, Chief Executive Officer and President of Diversifax, Inc., a public company engaged in the operation of public fax machines and copiers. From July 1993 to October 1993, he was Chief Operating Officer of Diversifax, Inc. From 1969 to November 1993, Dr. Horowitz was Chairman of the Board and President of IMSG Systems, Inc. and certain affiliated companies, which are engaged in the operation of public, coin-operated copying machines, which was merged into Diversifax in November 1993. Dr. Horowitz received his podiatric medical degree from M.J. Lewi College of Podiatry (now known as the New York College of Podiatric Medicine).

     Mr. Feld has been a director of the Company since August 1995. He has been President of Traverse Bay Corporation, a consulting company since October, 1994. From 1988 to 1994, he was President of Saratoga Brands, a publicly held food manufacturer and distributor which he founded. Previously, he directed marketing and advertising for several companies including Gloria Vanderbilt Jeans while he was President of Fisher & Feld, an advertising firm he co-founded. Prior to that, he supervised several Procter & Gamble Co. Brands while employed at Grey Advertising. He holds M.A. and B.A. degrees from the University of Michigan.

     All directors are normally elected at the annual meeting of shareholders to hold office until the next annual meeting and until their successors are duly elected and qualified. The Company's By-Laws provide that the annual meeting of shareholders be held each year during the month of August at a time and place to be designated by the Board of Directors. Directors may be removed at any time for cause by the Board of Directors and with or without cause by a majority of the votes cast at a meeting of shareholders entitled to vote for the election of directors.

     The Company is not aware of any late filings of, or failures to file, during the fiscal year ended February 29, 1996, the reports required by Section 16(a) of the Securities Exchange Act of 1934.

LIMITATION ON LIABILITY OF DIRECTORS

     As permitted by New York law, the Company's Certificate of Incorporation contains an article providing for the elimination of the personal liability of the directors of the Company to the fullest extent permitted by the provisions of paragraph (b) of Section 402 of the New York Business Corporation Law. Accordingly, a director's personal liability would be eliminated for any breach of a director's duty, unless, among other things, the director's actions or omissions were in bad faith, involved intentional misconduct or a knowing violation of the law, or personal gain in fact of a financial profit to which the director was not lawfully entitled. This article is intended to afford directors additional protection, and limit their potential liability, from suits alleging a breach of the duty of care by a director. The Company believes this article enhances the Company's ability to attract and retain qualified persons to serve as directors. As a result of the inclusion of such a provision, shareholders may be unable to recover monetary damages against directors for actions taken by them which constitute negligence or gross negligence or which are in violation of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. If equitable remedies are found not to be available to shareholders for any particular case, shareholders may not have any effective remedy against the challenged conduct.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows the cash compensation received by the two executive officers whose compensation exceeded $100,000 during the fiscal year ended February 29, 1996:

                                                                   Long-Term
                                        Annual Compensation       Compensation
                                       ---------------------      ------------
                             Fiscal    Salary      Bonus  Other      Options
                             ------    ------    -------  -----
PRINCIPAL POSITION           Year        $           $      $    (No.of Shares)
                             ----      ------       ----  ----   -------------

Gary L. Grahn                1996      159,846       0     (2)       50,000
President and                1995       21,538(1)    0     (2)         0
Chief Executive Officer      1994            0       0     (2)         0

Dr. Justin Wernick           1996      139,000       0     (2)         0
Executive Vice President     1995      138,996       0     (2)         0
and Secretary                1994      138,996       0     (2)         0

(1)  Mr. Grahn's employment with the Company commenced January 2, 1995.

(2)  Less than 10% of the total annual salary and bonus.

OPTION GRANTS IN LAST FISCAL YEAR



- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                      Potential    Realizable     Alernative
                                                                                       Value at    Assumed        to (1) and
                                                                                         Annual    Rates of       (2): Grant
                                                                                    Stock Price    Appreciation   Date Value
                                  Individual Grants                                  for Option    Term
- - ---------------------------------------------------------------------------------------------------------------------------------
                   Number of      Percent of Total                                       (1)            (2)       Grant
                   Securities     Options/SARs                                                                    Date
                   Underlying     Granted to          Exercise or                                                 Present
                   Option/SARs    Employees in        Base Price     Expiration
    Name           Granted(*)     Fiscal Year         ($/Sh)            Date             5%($)          10%($)    Value $
- - ----------------------------------------------------------------------------------------------------------------------------------
Gary L. Grahn         50,000                100            0.75         2/29/00          10,361           22,894    36,500

Dr. Justin Wenick         --                 --              --              --              --               --        --


FISCAL YEAR-END OPTION VALUES

     The table below sets forth information regarding unexercised options held by the Company's named executive officers as of February 29, 1996. No options were exercised by the Company's executive officers during fiscal 1996 and fiscal 1995.

                 Number of Securities Underlying    Value of Unexercised
                     Unexercised Options At           In-The-Money Options
                        Fiscal Year End                At Fiscal Year End
                   Exercisable/Unexercisable        Exercisable/Unexercisable
      Name                      (#)                               $
     -----       -------------------------------    -------------------------

Gary L. Grahn           16,665/33,335                      12,499/25,001

Dr. Justin Wernick           0                                  0

LONG-TERM INCENTIVE PLAN-AWARDS IN LAST FISCAL YEAR

     None.

COMPENSATION OF DIRECTORS

     Directors, who are not executive officers of the Company, are compensated at a rate of $1,500 per Board of Directors' meeting attended.

EMPLOYMENT AGREEMENTS

     On January 2, 1995, the Company entered into an employment agreement (the "Employment Agreement") with Gary L. Grahn, President and Chief Executive Officer, commencing March 1, 1995 and continuing for a one year period, with automatic renewal for additional one year terms unless sooner terminated in accordance with the Employment Agreement. The Employment Agreement provides for Mr. Grahn to receive an annual base salary of $160,000, subject to adjustment as determined by the Board of Directors of the Company. Pursuant to the Employment Agreement, Mr. Grahn may be entitled to receive up to 50% of base salary as additional bonus compensation depending on profits achieved by the Company. In addition, pursuant to the Employment Agreement, Mr. Grahn was granted options to purchase 50,000 shares of the common stock of the Company at an exercise price of $.75 per share for a five year term. Such options may be exercised, on a cumulative basis, as to 33 1/3% thereof per year commencing on the date of grant. The Employment Agreement also provides for competitive restrictions on Mr. Grahn's business activities, absent the Company's prior written approval, for a period of two years after the termination or expiration of the Employment Agreement.

     On June 25, 1992, the Company entered into an employment agreement (the "Wernick Employment Agreement") with Dr. Justin Wernick, Executive Vice President of the Company, commencing as of July 1, l992 and continuing for a two year period, with automatic renewal for additional one year terms unless sooner terminated in accordance with the Wernick Employment Agreement. The Wernick Employment Agreement provides for Dr. Wernick to receive an annual base salary of $139,000, subject to adjustment as determined by the Board of Directors of the Company, plus a discretionary annual bonus up to $10,000 based upon performance, as determined by the Board of Directors and President of the Company. The Wernick Employment Agreement also provides for competitive restrictions on Dr. Wernick's business activities, absent the Company's prior written approval, for a period of two years after the termination or expiration of the Wernick Employment Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The following table sets forth, as of May 10, l996, the shares of Common Stock owned beneficially and of record (unless otherwise indicated) by each person owning more than five percent (5%) of the outstanding shares, each director of the Company, each named executive officer of the Company and all directors and officers of the Company as a group.

                                         Number of
                                          Shares
Name (and address of 5% Holders)           Owned                 Percent
- - --------------------------------         ----------              -------
Kenneth Granat                           524,953(1)               19.8%
155 Pfingsten, Suite 360
Deerfield, Illinois  60015

Dr. Justin Wernick                       293,578                  11.4%
450 Commack Road
Deer Park, New York  ll729

Donald Cecil                             244,153                   9.5%
lll4 Avenue of the Americas
New York, New York  l0036

Gary L. Grahn                            111,000(2)                4.2%

Dr. Irwin A. Horowitz                     15,000(3)                 (5)

Daniel J. Feld                             1,000                    (5)

All Directors and Officers
 as a Group (7 persons)                  955,531(4)               35.1%


(1) Includes 65,000 shares issuable under outstanding stock options and 429,953 held by Trigran Investments LP. Mr. Granat is a Director and Vice President of the general partner. An additional 30,000 shares are owned by the Granat Family Limited Partnership of which Mr. Granat is a general partner.

(2)  Includes 50,000 shares issuable under outstanding stock options.

(3)  Shares are issuable under outstanding stock options.
(4) Includes an aggregate of 140,000 shares issuable under outstanding stock options.

(5)  Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND  REPORTS ON FORM 8-K

a)   1.   FINANCIAL STATEMENTS

          The following consolidated financial statements are filed as part of this Form l0-K:

          Independent Auditors' Report

          Consolidated Financial Statements:

              Consolidated Balance Sheets as of February 29, l996 and February 28, l995

              Consolidated Statements of Operations for the years ended February 29, l996, February 28, l995 and February 28, 1994

              Consolidated Statements of Stockholders' Equity for the years ended February 29, l996, February 28, l995 and February 28, l994

              Consolidated Statements of Cash Flows for the years ended February 29, l996, February 28, l995 and February 28, l994

          Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES

          The following Financial Statement Schedule is filed as part of this Form 10-K :

          Schedule II - Valuation and Qualifying Accounts for the years ended February 29, l996, February 28, l995 and February 28, l994

          All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

     3.   EXHIBITS

     Number                   Document
     ------                   --------

       (3)    (a)  Copy of Restated Certificate of Incorporation and amendments thereto. (l)(4)

              (b)  Copy of Bylaws, as amended through July 2, 1987. (3)

       (4)    (a)  Specimen of Common Stock Certificate.  (1)

              (b) Copy of l983 Stock Option Plan, as amended through January l3, l987. (3)

              (c)  Copy of 1992 Stock Option Plan. (7)


      (10)    (a)  Copy of Agreements, dated February 23, l993, relating to the
                   Company's 75% ownership interest in Langer Orthotic Laboratory (U.K.) Limited. (7)

              (b) Copy of The Langer Biomechanics Group Retirement Plan, restated as of July 30, l979. (1)

              (c) Copy of Leases related to the Company's Deer Park facilities. (7)

              (d) Copy of Agreement, dated July 8, l986, between BioResearch Ithaca, Inc. and the Company relating to the licensing of the Pediatric Counter Rotation System. (2)

              (e) Copy of Leases relating to the Company's Brea, California facilities. (5)

              (f) Copy of Agreement, dated March 26, l992 and effective as of March l, l992, relating to the Company's 401(k) Tax Deferred Savings Plan. (5)

              (g) Copy of Employment Agreement, dated as of June 25, l992, between the Company and Dr. Justin Wernick (6).

              (h) Copy of Employment Agreement, dated December 13, 1994, between the Company and Gary L. Grahn (8).

              (i) Copy of letter agreement, dated January 27, 1995, between the Company and Tekscan, Incorporated.


      (22)    List of subsidiaries  (4)

      (24)    Consent of Independent Auditors

              (l) Incorporated by reference to the Company's Registration Statement on Form S-l (No. 2-87l83), which became effective with the Securities and Exchange Commission on January l7, l984.

              (2) Incorporated by reference to the Company's Form l0-K for the fiscal year ended July 3l, l986.

              (3) Incorporated by reference to Post-Effective Amendment No. l to the Company's Registration Statement on Form S-8.

              (4) Incorporated by reference to the Company's Form l0-K for the fiscal year ended February 28, l989.

              (5) Incorporated by reference to the Company's Form 10-K for the fiscal year ended February 29, 1992.

              (6) Incorporated by reference to the Company's Form l0-Q for the quarter ended August 3l, l992.

              (7) Incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1993.

              (8) Incorporated by reference to the Company's Form 8-K, the Date of Report which was January 3, 1995.

              (9) Incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1995.

       (b)    REPORTS ON FORM 8-K:

              None.

                                   SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




              THE LANGER BIOMECHANICS GROUP, INC.


Date:  May 20, l996          By:  /S/ GARY L. GRAHN
                                  -------------------------------------
                                  Gary L. Grahn, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


Date:  May 20, l996          By:  /S/ DONALD M. CARBONE
                                  -------------------------------------
                                  Donald M. Carbone,
                                  Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer
                                  and Principal Accounting Officer)






     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  May 20, l996          By:  /S/ KENNETH GRANAT
                                  -------------------------------------
                                  Kenneth Granat, Director


Date:  May 20, l996          By:  /S/ JUSTIN WERNICK
                                  -------------------------------------
                                  Dr. Justin Wernick, Director


Date:  May 20, 1996          By:  /S/ IRWIN A. HOROWITZ
                                  -------------------------------------
                                  Dr. Irwin A. Horowitz, Director


Date:  May 20, 1996          By: /S/ DANIEL J. FELD
                                  -------------------------------------
                                  Daniel J. Feld, Director

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-89880 of The Langer Biomechanics Group, Inc. on Form S-8 of our report dated May 20, 1996 appearing in this Annual Report on Form 10-K of The Langer Biomechanics Group, Inc. for the year ended February 29, 1996.



Jericho, New York
May 28, 1996