Form 10-Q
period 1996-05-25
LANGER BIOMECHANICS GROUP INC
filed 1996-07-03
CIK 725460

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

    [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended May 25, 1996
                                                  ------------
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-12991
                                                -------

                       THE LANGER BIOMECHANICS GROUP, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter.)

                          NEW YORK                      11-2239561
           ---------------------------------       -------------------
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization.)       Identification No.)

                      450 COMMACK ROAD, DEER PARK, NY 11729
                      -------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (516) 667-1200
                      -------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  $.02 Par Value -- 2,584,281 shares as of  July, 1, 1996.

                                      INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION                                            PAGE


Item 1.    Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets -- May 25, 1996 and
            February 29, 1996                                                3

            Condensed Consolidated Statements of Operations --
            Three Months ended May 25, 1996 and May 27, 1995                 4

            Condensed Consolidated Statements of Cash Flows  --
            Three Months ended May 25, 1996 and May 27, 1995                 5

            Notes to Condensed Consolidated Financial Statements  --
            Three Months ended May 25, 1996                                6-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9-10


PART II.   OTHER INFORMATION

               None

               Signatures                                                   11

PART I.        FINANCIAL INFORMATION

                  THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


            Assets                                                May 25, 1996      February 29, 1996
            ------                                                ------------      -----------------
                                                                   (unaudited)
Current Assets:
   Cash and cash equivalents                                      $    700,237      $     739,460
   Accounts receivable, net of allowance for doubtful accounts
     of $15,000 and $21,000                                          1,563,576          1,278,865
   Inventories, net (Note 3)                                           804,207            868,562
   Other current assets                                                289,248            316,651
                                                                  ------------      -------------
Total current assets                                                 3,357,268          3,203,538
Property and equipment, net                                            600,881            644,029
Other assets                                                           187,985            187,666
                                                                  ------------      -------------
    Total Assets                                                  $  4,146,134      $   4,035,233
                                                                  ============      =============

            Liabilities and Stockholders' Equity
            ------------------------------------
Current Liabilities:
   Notes payable                                                         2,890             3,707
   Accounts payable                                                    307,829            270,291
   Accrued liabilities:
      Accrued payroll and related payroll taxes                        360,057            366,122
      Other current liabilities
                                                                       657,964            599,218
   Unearned revenue                                                    378,238            388,084
                                                                  ------------      -------------
Total current liabilities                                            1,706,978          1,627,422

Accrued pension expense                                                311,482            299,182
Unearned revenue                                                       122,013            126,281
Deferred income taxes                                                    6,054              4,629
                                                                  ------------      -------------
    Total Liabilities                                                2,146,527          2,057,514
                                                                  ------------      -------------

Stockholders' Equity:
   Common stock, $.02 par value. Authorized 10,000,000 shares;
      outstanding 2,581,281 shares.                                     51,627             51,627
Additional paid-in capital                                           6,274,497          6,274,497
Accumulated deficit                                                 (4,019,511)        (4,043,449)
Aggregate adjustment resulting from translation of financial statement
   into U.S. Dollars                                                   (51,838)           (49,788)
Minimum pension liability adjustment                                  (255,168)          (255,168)
                                                                  ------------      -------------
Total stockholders' equity                                           1,999,607          1,977,719
                                                                  ------------      -------------
    Total Liabilities and Stockholders' Equity                    $  4,146,134      $   4,035,233
                                                                  ============      =============

See notes to condensed consolidated financial statements.

                        THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                                        Three Months Ended:
                                                                 May 26, 1996       May 27, 1995
                                                                 ------------       ------------

Net sales (Note 4)                                               $  2,512,567       $  2,443,597
Cost of sales                                                       1,471,300          1,476,606
                                                                 ------------       ------------

     Gross profit                                                   1,041,267            966,991
Selling expenses                                                      448,928            390,033
General and administrative expenses                                   580,713            595,883
Research and development expenses                                           -             43,441
                                                                 ------------       ------------

Income (loss) from operations                                          11,626            (62,366)

Other income, principally interest                                     18,050             22,571
                                                                 ------------       ------------
Other expense, principally interest                                    29,676            (39,795)
                                                                        2,319                377
                                                                 ------------       ------------
Income (loss) before income taxes                                      27,357           ( 40,172)
Provision for income taxes (Note 1)                                     3,419                443
                                                                 ------------       ------------

Net income (loss)                                                $     23,938       $   ( 40,615)
                                                                 ============       ============

     Per share data (Note 1):
Weighted average number of shares of common stock outstanding       2,651,519          2,547,281

Net income (loss) per share of common stock outstanding          $       0.01       $      (0.02)










See notes to condensed consolidated financial statements.

                        THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                               Three Months Ended:
                                                                     May 25, 1996      May 27, 1995
Cash Flows from Operating Activities:
   Net income (loss)                                                 $    23,938       $   (40,615)
   Adjustments to reconcile net income (loss) to cash provided by
(used in)
      operating activities:                                               42,314            54,726
   Depreciation and amortization                                           1,495                 -
   Deferred foreign tax provision                                          5,300                 _
   Loss on disposal of fixed assets
   Changes in operating assets and liabilities:                         (287,117)          (89,036)
      Accounts receivable                                                 62,109           165,339
      Inventories                                                         26,820           (43,391)
      Prepaid expenses and other assets                                   12,300            22,500
      Net pension liability                                               93,111          (124,614)
      Accounts payable and accrued liabilities                           (13,466)           (8,453)
                                                                     -----------       -----------
      Unearned revenue


Net cash used in operating activities                                    (33,196)          (63,544)
                                                                     -----------       -----------

Cash Flows from Investing Activities:
   Capital expenditures                                                   (5,210)         (101,744)
                                                                     -----------       -----------

Net cash used in investing activities                                     (5,210)         (101,744)
                                                                     -----------       -----------

Cash Flows from Financing Activities:
   Notes payable
                                                                            (817)           (1,927)
                                                                     -----------       -----------
Net cash used in financing activities
                                                                            (817)           (1,927)
                                                                     -----------       -----------
Net decrease in cash and cash equivalents
                                                                         (39,223)         (167,215)
Cash and cash equivalents at beginning of year
                                                                         739,460           811,657
                                                                     -----------       -----------
Cash and cash equivalents at end of period
                                                                     $   700,237       $   644,442
                                                                     ===========       ===========
Supplemental Disclosures of Cash Flow and Non-cash Flow
Information:
   Cash paid for interest                                            $     2,319       $       384
                                                                     ===========       ===========


See notes to condensed consolidated financial statements.

                         THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 25, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

A)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included.

Operating results for the period ended May 25, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997. For further information, refer to the consolidated statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996.



B)      Income (Loss) per Share

Net income per share includes the effect of common stock equivalents comprised of incentive stock options granted under the Company's qualified stock option plan and non-qualified stock options. Net loss per share excludes the effect of common stock equivalents.



C)      Provision for Income Taxes

The provision for income taxes, on domestic operations, for periods ended May 25, 1996 and May 27, 1995 were calculated at an effective annual tax rate of 9% reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". Provision for income taxes on foreign operations were estimated at 25%.



NOTE 2 - ACCOUNTING FOR INCOME TAXES

Effective March 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". Under Statement 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                      THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on the pretax income from continuing operations for the three months ended May 25, 1996, as well as the cumulative effect of the change, is not material.

The balance sheet effect of the implementation of Statement 109 is the recognition of a net current deferred tax asset of $403,921 and a net non-current deferred tax asset of $1,170,674. Valuation allowances of $403,921 and $1,170,674, respectively, reduce the deferred tax assets to amounts that represent management's best estimate of the amount of such deferred tax assets which more likely than not will be realized.

The following is a summary of deferred tax assets and liabilities:

                                                        Amount
                                                        ------
Current:
Deferred tax asset                                  $  403,921
Deferred tax liability                                       0
                                                    ----------
Current Deferred Tax Asset, Net                        403,921

Non-current:
Deferred tax asset                                   1,203,968
Deferred tax liability                                  33,294
                                                    ----------
Non-Current Deferred Tax Asset, Net                  1,170,674
                                                    ----------
Total Deferred Tax Assets, Net                       1,574,595

Valuation Allowance                                 (1,574,595)
                                                    ----------
Net                                                 $        0
                                                    ==========


The current deferred tax asset is primarily composed of deferred revenue, accrued vacation pay, reserves for customer volume rebates and foreign exchange allowances. The non-current deferred tax asset is primarily composed of Federal net operating loss carryforwards. The non-current deferred tax liability is primarily composed of depreciation.

                      THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 3 - INVENTORIES

The Company did not take a physical inventory as of May 25, 1996. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.


                                          May 25, 1996         February 29, 1996
                                          ------------         -----------------
                                          (unaudited)

Inventories consist of:

Raw materials                             $   590,746            $   645,517
Work-in-process                               175,535                169,523
Finished goods                                135,303                131,542
                                          -----------            -----------

     Total Inventories                        901,584                946,582
      Less: Allowance for obsolescence         75,714                 78,020
                                          -----------            -----------

Net Inventories                           $   825,870            $   868,562
                                          ===========            ===========





NOTE 4 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
                                     OF OPERATIONS
                                     -------------


Three months ended May 25, 1996 as compared with three months ended May 27, 1995.

REVENUES
- --------

Sales of $2,512,567 for the first quarter ended May 25, 1996 were $68,970 or 2.8% ahead of prior-year's sales of $2,443,597. Sales of the Company's orthotic products increased, however partially offsetting the increase were lower PPT sales due primarily to increased pressure from a competitive product.

GROSS PROFIT
- ------------

Gross profit for the current-year's first quarter was $1,041,267 (41.4% of sales), as compared to the prior-year's first quarter gross profit of $966,991 (39.6% of sales). The increase was mainly due to the cost savings achieved by closing the Company's manufacturing facility in New Jersey and moving the Illinois branch office to smaller facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

For the three months ended May 25, 1996, selling, general and administrative expenses increased $43,725 or 4.4% to $1,029,641, from the prior-year's comparable quarter of $985,916. Increased expenses were due to increases in salaries, commissions and other direct selling expenses associated with the launch of a new product and higher unit sales in fiscal 1996.

RESEARCH AND DEVELOPMENT EXPENSE
- --------------------------------

The Company incurred no research and development costs for the three months ended May 25, 1996 as a result of the Company's decision to discontinue the in-house CAD-CAM project since the project was not able to produce a satisfactory and economic product. As such, all related costs associated with the project were written off during fiscal 1996. In-house research and development costs are included under "Selling Expenses".

OTHER INCOME AND EXPENSE
- ------------------------

Other income consists primarily of income generated from investments, service charge income generated from the Company's accounts receivable, seminar fees obtained from classes given by the Company's U.K. subsidary and consulting fees. Net other income was $15,731 for the first quarter of the current fiscal year as compared with $22,194 in the comparable prior-year's quarter, representing a 29.1% decrease. Most of the decrease was due to lack of seminar income and increased interest expense.

PROVISION FOR INCOME TAXES
- --------------------------

Tax expenses for both periods reflect the use of the "Minimum Alternative" method.

NET INCOME
- ----------

The Company earned $23,938 or $.01 per share for the recently-concluded quarter as compared to a net loss of $40,615 or $.02 per share generated in the prior-year's first quarter. The favorable results were primarily due to increased sales, the closing of the Company's manufacturing facility in New Jersey and moving the Illinois branch office to smaller facilities.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Working capital, as of May 25, 1996, was $1,650,290 versus $1,576,116 at February 29, 1996, an increase of $74,174. While cash, inventory and other assets decreased $39,223, $64,355 and $27,403, respectively, receivables and current liabilities increased $284,711 and $79,556, respectively.

Cash balances at May 25, 1996 of $700,237 were $39,223 below the February 29, 1996 balance of $739,460. The Company's accounts receivable increased $287,117. Offsetting this cash outflow were net income of $23,938, decreases in inventory and other assets of $62,109 and $26,820, respectively, an increase in liabilities of $91,945 and depreciation and amortization of $42,314.

The Company believes its capital position is adequate to meet anticipated cash needs for the next twelve months and beyond.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         The Langer Biomechanics Group, Inc.


                                         -----------------------------------
                                                 (REGISTRANT)



DATE:  July 1,1996


                                         By:  /s/ GARY L. GRAHN
                                             ------------------
                                             Gary L. Grahn
                                                  President and
                                                  Chief Executive Officer



                                         By:  /s/ DONALD M. CARBONE
                                             ----------------------
                                             Donald M. Carbone
                                                 Vice President - Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)