Form 10-Q/A
period 1996-06-25
LANGER BIOMECHANICS GROUP INC
filed 1996-08-23
CIK 725460

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ________

                                   FORM 10-QA

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 25, 1996
                                         ------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-12991
                                                -------

                       THE LANGER BIOMECHANICS GROUP, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter.)

                         NEW YORK             11-2239561
          -------------------------------   -----------------------
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization.)    Identification No.)

                      450 COMMACK ROAD, DEER PARK, NY 11729
          ---------------------------------------------------------
          Address of principal executive offices)   (Zip Code)

                                 (516) 667-1200
          ---------------------------------------------------------
          (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.02 Par Value -- 2,584,281 shares as of July 22, 1996.

                               SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   THE LANGER BIOMECHANICS GROUP, INC.


                                   ___________________________________
                                             (REGISTRANT)

DATE: JULY 22, 1996

                                   BY: /s/ GARY L. GRAHN
                                      --------------------
                                      GARY L. GRAHN
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                   BY: /s/ DONALD M. CARBONE
                                      ----------------------
                                       DONALD M. CARBONE
                                           VICE PRESIDENT - FINANCE AND
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)