Form 10-Q
period 1996-08-24
LANGER BIOMECHANICS GROUP INC
filed 1996-10-10
CIK 725460

                           SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                   -------------

                                     FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended August 24, 1996
                                                  ---------------

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 0-12991
                                          -------

                       THE LANGER BIOMECHANICS GROUP, INC.
                -------------------------------------------------------
                (Exact name of registrant as specified in its charter.)

                          NEW YORK                      11-2239561
                --------------------------------    --------------------
                (State or other jurisdiction of     (I.R.S. Employer
                incorporation or organization.)     Identification No.)


                      450 COMMACK ROAD, DEER PARK, NY 11729
               ----------------------------------------------------------
                (Address of principal executive offices)  (Zip Code)

                  Registrant's telephone number, including area code
                                  (516) 667-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES    X   NO
                                                    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.02 Par Value -- 2,584,281 shares as of October 7, 1996.

                                INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

                                                              PAGE
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -- August 24,
          1996 and February 29, 1996                             3

        Condensed Consolidated Statements of Operations --
          Three and Six Months ended August 24, 1996
          and August 26, 1995                                    4

        Condensed Consolidated Statement of Cash Flows --
          Six Months ended August 24, 1996 and August 26,
          1995                                                   5

        Notes to Condensed Consolidated Financial
          Statements -- Six Months ended August 24, 1996       6-8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                   9-10

PART II.  OTHER INFORMATION

        None
        Signatures

PART I. FINANCIAL INFORMATION

                THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                     ASSETS                     Aug. 24, 1996      Feb. 29, 1996
                                               -------------      -------------
                                                 (unaudited)
Current Assets:
  Cash and cash equivalents                     $  664,701          $  739,460
  Accounts receivable, net of allowance for
   doubtful accounts of $52,093 and $48,000      1,568,129           1,278,865
  Inventories, net (Note 3)                        843,517             868,562
  Other current assets                             251,728             316,651
                                                ----------          ----------
Total current assets                             3,328,075           3,203,538
Property and equipment, net                        590,864             644,029
Other assets                                       188,235             187,666
                                                ----------          ----------
                                                $4,107,174          $4,035,233
                                                ----------          ----------
                                                ----------          ----------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of notes payable           $    2,051          $    3,707
  Accounts payable                                 254,397             270,291
  Account liabilities:
    Accrued payroll and related payroll taxes      301,097             366,122
    Other current liabilities                      571,651             599,218
  Unearned revenue -- current                      376,005             388,084
                                                ----------          ----------
Total current liabilities                        1,505,201           1,627,422

Accrued pension expense                            323,782             299,182
Unearned revenue -- long term                      128,599             126,281
Deferred income taxes                               20,634               4,629
                                                ----------          ----------
Total liabilities                                1,978,216           2,057,514
                                                ----------          ----------
Stockholders' Equity:
  Common stock, $.02 par value. Authorized
   10,000,000 shares; outstanding 2,584,281
   and 2,581,281 shares, respectively               51,687              51,627
Additional paid-in capital                       6,276,781           6,274,497
Accumulated deficit                             (3,892,166)         (4,043,449)
Aggregate adjustment resulting from
 translation of financial statement into
 U.S. Dollars                                      (52,175)            (49,788)
Minimum pension liability adjustment              (255,168)           (255,168)
                                                ----------          ----------
Total stockholders' equity                       2,128,959           1,977,719
                                                ----------          ----------
                                                $4,107,174          $4,035,233
                                                ----------          ----------
                                                ----------          ----------
See notes to condensed consolidated financial statements.

            THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                         Three Months Ended:              Six Months Ended:
                     Aug. 24, 1996  Aug. 26, 1995   Aug. 24, 1996  Aug. 26, 1995
                     -------------  -------------   -------------  -------------
Net sales (Note 4)    $2,714,268     $2,605,254       $5,226,836     $5,048,851
Cost of Sales          1,556,367      1,489,340        3,027,668      2,965,946
                      ----------     ----------       ----------     ----------
Gross profit           1,157,901      1,115,914        2,199,168      2,082,905

Selling expenses         448,610        406,124          897,539        796,157
General and
 administrative
 expenses                573,679        554,050        1,154,392      1,149,933
Research and
 development
 expense                       0         37,777                0         81,218
                      ----------     ----------       ----------     ----------
Income from
 operations              135,612        117,963          147,237         55,597

Other income,
 principally
 interest                 16,709          7,674           34,759         30,245
                      ----------     ----------       ----------     ----------
                         152,321        125,637          181,996         85,842
Other expense,
 principally
 interest                  2,361          1,451            4,679          1,828
                      ----------     ----------       ----------     ----------
Income before
 income taxes            149,960        124,186          177,317         84,014
Provision for income
 taxes (Note 1)           22,617          9,691           26,035         10,134
                      ----------     ----------       ----------     ----------
Net income            $  127,343     $  114,495       $  151,282     $   73,880
                      ----------     ----------       ----------     ----------
                      ----------     ----------       ----------     ----------
  Per share data
   (Note 1):
Weighted average
 number of shares of
 common stock
 outstanding           2,671,858      2,628,825        2,661,722      2,598,002
Net income per share
 of common stock
 outstanding               $0.05          $0.04            $0.06          $0.03

See notes to condensed consolidated financial statements.

        THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                Six Months Ended:
                                          Aug. 24, 1996     Aug. 26, 1995
                                          -------------     -------------
Cash Flows from Operating Activities:
  Net income                               $ 151,282          $  73,880
  Adjustments to reconcile net income
   to cash provided by (used in)
   operating activities:
  Depreciation and amortization               82,240            103,836
  Deferred foreign tax provision              16,075              1,691
  Changes in operating assets and
   liabilities:
    Accounts receivable, net                (291,670)          (208,993)
    Inventories                               22,799            105,340
    Prepaid expenses and other assets         64,090             28,762
    Net pension liability                     24,600             21,000
    Accounts payable and accrued
     liabilities                            (105,594)          (123,005)
    Unearned revenue                          (9,113)            (5,110)
    Disposal of fixed assets                   5,300                 --
                                           ---------          ---------
Net cash used in operating activities        (39,991)            (2,599)
                                           ---------          ---------
Cash Flows from Investing Activities:
  Capital expenditures                       (35,456)          (142,490)
                                           ---------          ---------
Net cash used in investing activities        (29,075)          (142,490)
                                           ---------          ---------
Cash Flows from Financing Activities:
  Common stock options exercised               2,344             19,532
  Notes payable                               (1,656)            (3,873)
                                           ---------          ---------
Net cash provided by financing activities        688             15,659
                                           ---------          ---------
Net decrease in cash and cash equivalents    (74,759)          (129,430)

Cash and cash equivalents at beginning
 of year                                     739,460            811,657
                                           ---------          ---------
Cash and cash equivalents at end of
 period                                    $ 664,701          $ 682,227
                                           ---------          ---------
                                           ---------          ---------
Supplemental Disclosures of Cash Flow
 and Non-cash Flow Information:
  Cash paid for interest                      $4,680             $1,833
                                           ---------          ---------
                                           ---------          ---------

See notes to condensed consolidated financial statements.

          THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 24, 1996

NOTE 1

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the periods ended August 24, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997. For further information, refer to the consolidated statements and footnotes thereto for the fiscal year ended February 29, 1996 in the Company's 1996 Annual Report.

B) Income per Share

Net income per share includes the effect of common stock equivalents comprised of incentive stock options granted under the Company's qualified stock option plan and non-qualified stock options.

C) Provision for Income Taxes

The provision for income taxes, on domestic operations, for periods ended August 24, 1996 and August 26, 1995 were calculated at an effective annual tax rate of 9% reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". Provision for income taxes on foreign operations were estimated at 25%.

NOTE 2 - CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES

Effective March 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Incomes Taxes". Under Statement 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

          THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on the pretax loss from continuing operations for the six months ended August 24, 1996, as well as the cumulative effect of the change, is not material.

The balance sheet effect to the implementation of Statement 109 is the recognition of a net current deferred tax asset of $411,971 and a net noncurrent deferred tax asset of $1,148,558. Valuation allowances of $411,971 and $1,148,558, respectively, reduce the deferred tax assets to amounts that represent management's best estimate of the amount of such deferred tax assets which more likely than not will be realized.

The following is a summary of deferred tax assets and liabilities:

                                                  Amount
                                                ----------
Current:
Deferred tax asset                             $   411,971
Deferred tax liability                                  --
                                               -----------
Current Deferred Tax Asset, Net                    411,971

Non-current:
Deferred tax asset                               1,207,503
Deferred tax liability                             (58,945)
                                               -----------
Non-Current Deferred Tax Asset, Net              1,148,558
                                               -----------
Total Deferred Tax Assets, Net                   1,560,530

Valuation Allowance                             (1,560,530)
                                               -----------
Net                                            $        --
                                               -----------
                                               -----------

The current deferred tax asset is primarily composed of deferred revenue. The non-current deferred tax asset is primarily composed of Federal net operating loss carryforwards. The non-current deferred tax liability is primarily composed of depreciation.

          THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 3

The Company did not take a physical inventory as of August 24, 1996. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.

                                       August 24, 1996    February 29, 1996
                                       ---------------    -----------------
                                         (unaudited)
Inventories consist of:

Raw materials                             $593,101             $645,517
Work-in-process                            181,278              169,523
Finished goods                             143,613              131,542
                                          --------             --------
  Total Inventories                        917,992              946,582
  Less: Allowance for obsolescence          74,475               78,020
                                          --------             --------
Net Inventories                           $843,517             $868,562
                                          --------             --------
                                          --------             --------

NOTE 4 -- SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations have historically been significantly higher in the warmer months of the year.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                    OPERATIONS

Six months ended August 24, 1996 as compared with six months ended August 26, 1995.

REVENUES

Sales of $2,714,268 for the second quarter ended August 24, 1996 were 4.2% higher than the sales of $2,605,254 in the comparable prior-year quarter. Net sales of $5,226,836 for the six months ended August 24, 1996 were 3.5% higher than prior-period's sales of $5,048,851.

GROSS PROFIT

Gross profit for the current-year's second quarter was $1,157,901 (42.7% of sales) which represents an increase of 3.8% from the comparable prior-year quarter's gross profit of $1,115,914 (42.8% of sales). Gross profit for the recently concluded six-month period of $2,199,168 (42.1% of sales) was 5.6% higher than the comparable prior six-month period's gross profit of $2,082,905 (41.3% of sales).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the recently ended quarter were $1,022,289 compared to $960,174 in the comparable prior-year period, a 6.5% increase. Expenses for the six months were $2,051,931 compared with $1,946,090 in the prior comparable period, accounting for a 5.4% increase. Increased expenses were due to increased selling expense associated with new product launches and higher unit sales in 1996.

RESEARCH AND DEVELOPMENT EXPENSE

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

OTHER INCOME AND EXPENSES

Other income consists primarily of income generated from investments and service charge income generated from the Company's accounts receivable, seminar fees and consulting. Net other income was $14,348 for the second quarter of the current fiscal year as compared with $6,223 in the comparable prior year's quarter, representing a 130% increase. The recognition of seminar income was the primary reason for the increase. For the six months, net other income was $30,080 this year versus $28,417 or a 5.9% increase, with increased seminar income more than offsetting increased interest expense.

PROVISION FOR INCOME TAXES

The Company has provided an effective tax rate of 9% (US operations) of pre-tax profits after utilizing available net operating loss carryforward and taking into account the "Alternative Minimum Tax". Taxes for the UK operations were estimated at 25% of pre-tax profit.

NET INCOME

The Company earned $127,343 or $.05 per share for the recently concluded quarter as compared to a gain of $114,495 or $.04 per share generated in the prior-year's quarter. Six month's net profit of $151,282 or $.06 per share compares with a profit of $73,880 or $.03 per share in the prior-year's comparable period. Tighter control of costs plus increases in sales, account for the profit improvement.

LIQUIDITY

As of August 24, 1996, the Company had $664,701 in cash and cash equivalents. Working capital, as of August 26, 1996, was $1,904,270 versus $1,576,116 at February 29, 1996, an increase of $328,154. While decreases in cash of $74,759 and inventories of $25,045 reduced working capital, accounts receivable increased $289,264 and accounts payable and other liabilities decreased $189,882.

Cash balances at August 24, 1996, of $664,701 were $74,759 below the February 29, 1996 balance of $739,460.

The Company believes its capital position is adequate to meet anticipated cash needs for the next twelve months and beyond.

As of July 19, 1996, the Company has renewed a revolving credit of $750,000, for an additional year (August 1, 1996 - July 31, 1997) at an interest rate of prime plus 2%, from NBD Bank, but to date has not found it necessary to use this credit line.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  The Langer Biomechanics Group, Inc.

                                  _____________________________________
                                        (REGISTRANT)


DATE: October 7, 1996

                                  By: _________________________________
                                      Gary L. Grahn
                                        President and Chief Executive Officer

                                  By: _________________________________
                                      Thomas F. Belleau
                                        Vice President -- Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)