Form 10-Q
period 1996-11-23
LANGER BIOMECHANICS GROUP INC
filed 1996-12-23
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   ----------

                                    FORM 10-Q

  [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 23, 1996
                                              -----------------
                                       or

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                         Commission file number  0-12991
                                                 -------

                       THE LANGER BIOMECHANICS GROUP, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter.)

          NEW YORK                                           11-2239561
--------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization.)                         Identification No.)

                450 COMMACK ROAD, DEER PARK, NY          11729
              ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (516) 667-1200
              ----------------------------------------------------
               Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES       X        NO
                                                  ---------        -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  $.02 Par Value -- 2,584,281 shares as of  December 20, 1996.

                                      INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION                                         PAGE


Item 1.     Financial Statements (Unaudited)

   Consolidated Balance Sheets -- November 23, 1996 and February 29, 1996    3

   Consolidated Statements of Operations --
     Three and Nine Months ended November 23, 1996 and November 25, 1995     4

   Consolidated Statements of Cash Flows --
     Nine Months ended November 23, 1996 and November 25, 1995               5

   Notes to Consolidated Financial Statements                              6-8


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     9-10



PART II. OTHER INFORMATION
Item 4.     Submission of Matters to a vote of Security-Holders             11

Item 6      Exhibits and Reports on Form 8-K                                11

   Signatures                                                               12

PART I.   FINANCIAL INFORMATION

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      Assets                        Nov. 23, 1996  Feb. 29, 1996
                      ------                        -------------  -------------
                                                     (unaudited)
Current Assets:
  Cash and cash equivalents                            $854,084       $739,460
  Accounts receivable, net of allowance for
  doubtful accounts of $21,033 and $21,000            1,581,759      1,278,865
  Inventories, net (Note 3)                             884,273        868,562
  Other current assets                                  350,668        316,651
                                                    -------------  -------------
Total current assets                                  3,670,784      3,203,538
Property and equipment, net                             562,724        644,029
Other assets                                            188,235        187,666
                                                    -------------  -------------
                                                     $4,421,743     $4,035,233
                                                    -------------  -------------
                                                    -------------  -------------


                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current Liabilities:
   Current maturities of notes payable                   $1,188         $3,707
   Accounts payable                                     324,388        270,291
   Account liabilities:
       Accrued payroll and related payroll taxes        301,410        366,122
       Other current liabilities                        691,795        599,218
   Unearned revenue - current                           380,876        388,084
                                                    -------------  -------------
Total current liabilities                             1,699,657      1,627,422


Accrued pension expense                                 303,685        299,182
Unearned revenue - long term                            139,480        126,281
Deferred income taxes                                    32,948          4,629
                                                    -------------  -------------
Total liabilities                                     2,175,770      2,057,514
                                                    -------------  -------------

Stockholders' Equity:
    Common stock, $.02 par value.  Authorized
    10,000,000 shares; outstanding 2,584,281 and
    2,581,281 shares, respectively                       51,687         51,627
Additional paid-in capital                            6,276,781      6,274,497
Accumulated deficit                                  (3,781,731)    (4,043,449)
Aggregate adjustment resulting from foreign
 currency translation                                   (45,596)       (49,788)
Minimum pension liability adjustment                   (255,168)      (255,168)
                                                    -------------  -------------
Total stockholders' equity                            2,245,973      1,977,719
                                                    -------------  -------------
                                                     $4,421,743     $4,035,233
                                                    -------------  -------------
                                                    -------------  -------------


See notes to consolidated financial statements.

                               THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                          Three Months Ended:                      Nine Months Ended:
                                     Nov. 23, 1996    Nov. 25, 1995          Nov. 23, 1996    Nov. 25, 1995
                                     -------------    -------------          -------------    -------------

Net sales (Note 4)                    $2,835,890        $2,676,752            $8,062,726       $7,725,603
Cost of sales                          1,614,459         1,520,907             4,642,127        4,486,853
                                     -------------    -------------          -------------    -------------

Gross profit                           1,221,431         1,155,845             3,420,599        3,238,750

Selling expense                          522,317           432,755             1,419,856        1,228,912
General and administrative expense       574,768           529,505             1,729,160        1,679,438
Research and development expense               0            19,726                     0          100,944
                                     -------------    -------------          -------------    -------------

Income from operations                   124,346           173,859               271,583          229,456

Other income, principally interest         6,300             5,764                41,059           36,009
                                     -------------    -------------          -------------    -------------
                                         130,646           179,623               312,642          265,465
Other expense, principally interest        2,211             3,202                 6,890            5,030
                                     -------------    -------------          -------------    -------------
Income before income taxes               128,435           176,421               305,752          260,435
Provision for income taxes (Note 1)       17,999            18,165                44,034           28,299
                                     -------------    -------------          -------------    -------------
Net income                              $110,436          $158,256              $261,718         $232,136
                                     -------------    -------------          -------------    -------------
                                     -------------    -------------          -------------    -------------

    Per share data (Note 1):
Weighted average number of shares of
common stock outstanding               2,667,726         2,645,791             2,663,814        2,611,246
Net income per share of common stock
outstanding                                $0.04             $0.06                 $0.10            $0.09


See notes to consolidated financial statements.

                     THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                 Nine Months Ended:
                                                        Nov. 23, 1996        Nov. 25, 1995
                                                        -------------        -------------
Cash Flows from Operating Activities:

   Net income                                               $261,718            $232,136
   Adjustments to reconcile net income to net cash
    provided by
    operating activities:
   Depreciation and amortization                             141,161             159,095
   Deferred foreign tax provision                             28,389               9,312
   Changes in operating assets and liabilities:
      Accounts receivable                                   (305,300)           (170,329)
      Inventories                                            (17,957)             84,821
      Prepaid expenses and other assets                      (34,850)            (53,447)
      Net pension liability                                    4,503              31,500
      Accounts payable and accrued liabilities                85,052             (84,116)
      Unearned revenue                                         6,639                 200
      Disposal of fixed assets                                 5,300                   --
                                                        -------------        -------------

Net cash provided by operating activities                    174,655             209,172
                                                        -------------        -------------

Cash Flows from Investing Activities:
   Capital expenditures                                      (59,856)           (167,016)
                                                        -------------        -------------
Net cash used in investing activities                        (59,856)           (167,016)
                                                        -------------        -------------
Cash Flows from Financing Activities:
    Common stock options exercised                             2,344              26,421
    Notes payable                                             (2,519)             (5,836)
                                                        -------------        -------------
Net cash provided by (used in) financing activities             (175)             20,585
                                                        -------------        -------------
Net increase in cash and cash equivalents                    114,624              62,741

Cash and cash equivalents at beginning of year               739,460             811,657
                                                        -------------        -------------
Cash and cash equivalents at end of period                  $854,084            $874,398
                                                        -------------        -------------
                                                        -------------        -------------
Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest                                    $6,890              $5,030
                                                        -------------        -------------
                                                        -------------        -------------


See notes to consolidated financial statements.

             THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

A)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the periods ended November 23, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended February 29, 1996 in the Company's 1996 Annual Report.



B)   Net Income per Share

Net income per share includes the effect of common stock equivalents comprised of incentive stock options granted under the Company's qualified stock option plan and non-qualified stock options.



C)   Provision for Income Taxes

The provision for income taxes, on domestic operations, for periods ended November 23, 1996 and November 25, 1995 were calculated at an effective annual tax rate of 9% and 8%, respectively, reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". Provision for income taxes on foreign operations were estimated at 25% and 20%, respectively. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

               THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 2         INCOME TAXES

The following is a summary of deferred tax assets and liabilities as of November 23, 1996:


                                                           Amount
                                                           ------

Current:
Deferred tax asset                                      $  410,080
Deferred tax liability                                          --
                                                        ----------

Current Deferred Tax Asset, Net                            410,080

Non-current:
Deferred tax asset                                       1,211,297
Deferred tax liability                                     (72,254)
                                                           --------

Non-Current Deferred Tax Asset, Net                      1,139,043

Total Deferred Tax Assets, Net                           1,549,123

Valuation Allowance                                     (1,549,123)
                                                         ---------
Net                                                      $      --
                                                         ---------




A valuation allowance of $1,549,123 reduces the deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets which more likely than not will be realized.

                 THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 3         INVENTORY

The Company did not take a physical inventory as of November 23, 1996. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.


                                                November 23, 1996    February 29, 1996
                                                -----------------    -----------------
                                                   (unaudited)

Inventories consist of:

Raw materials                                      $  684,016          $  645,517
Work-in-process                                       164,881             169,523
Finished goods                                        109,422             131,542
                                                   ----------          ----------

    Total Inventories                                 958,319             946,582
    Less: Allowance for obsolescence                  (74,046)            (78,020)
                                                   ----------          ----------

Net Inventories                                    $  884,273          $  868,562
                                                   ----------          ----------



NOTE 4          SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been higher in the warmer months of the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                               OPERATIONS

Nine months ended November 23, 1996 as compared with nine months ended November 25, 1995.

REVENUES

Sales of $2,835,890 for the third quarter ended November 23, 1996 were 5.9% higher than the sales of $2,676,752 in the comparable prior-year quarter. Net sales of $8,062,726 for the nine months ended November 23, 1996 were 4.4% higher than prior-period's sales of $7,725,603. Increased revenues resulted from increased volume and an approximately a 4% sales price increase for goods and services effective at various times in October and November of 1996.

GROSS PROFIT

Gross profit for the current-year's third quarter was $1,221,431 (43.1% of sales) which represents a 5.7% increase from the comparable prior-year quarter's gross profit of $1,155,845 (43.2% of sales). Gross profit for the recently concluded nine-month period of $3,420,599 (42.4% of sales) was 5.6% higher than the comparable prior nine-month period's gross profit of $3,238,750 (41.9% of sales). The year-to-date increase was mostly due to increased unit volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the recently ended quarter were $1,097,085 compared to $962,260 in the comparable prior-year period, a 14.0% increase. Expenses for the nine months ended November 23, 1996, were $3,149,016 compared with $2,908,350 in the prior comparable period, accounting for an 8.3% increase. Increased expenses were due to increased selling expense associated with new product launches and higher unit sales in 1996.

RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred no research and development costs for the three and nine months ended November 23, 1996. Expense in prior periods was incurred as a result of an in-house CAD-CAM project which was discontinued, as the project was not able to produce a satisfactory and economically feasible product. As such, all related costs associated with the project were written off during fiscal 1996.

OTHER INCOME

Other income consists primarily of income generated from investments and service income generated from the Company's accounts receivable. Other income of $6,300 for the recently-concluded quarter was 9.3% more than the comparable prior-year quarter's other income of $5,764.

Other income of $41,059 for the nine-month period was 14.0% more than the $36,009 achieved for the comparable prior nine-month period.

PROVISION FOR INCOME TAXES

The Company has provided an effective tax rate of 9% (US operations) of pre-tax profits after utilizing available net operating loss carryforwards and taking into account the "Alternative Minimum Tax". Taxes for the UK operations were estimated at 25% of pre-tax profit.

NET INCOME

The Company earned $110,436 or $0.04 per share for the recently concluded quarter as compared to $158,256 or $0.06 per share generated in the prior-year's quarter. Nine month's net profit of $261,718 or $0.10 per share compares with $232,136 or $0.09 per share in the prior-year's comparable period. Tighter control of manufacturing costs, the sales price increase, plus increased unit volume contributed to improved profits for the nine month period ended November 23, 1996, versus prior-year's comparable period. Profits for the three month period ended November 23, 1996, were reduced versus prior-year's comparable period due to increased marketing and promotion costs associated with new product introductions.

LIQUIDITY

Working capital, as of November 23, 1996, was $1,971,126 versus $1,576,117 at February 29, 1996, an increase of $395,011. While increases in cash and accounts receivable, and a decrease in accrued payroll and related payroll taxes, increased working capital, increases primarily in accounts payable and other current liabilities decreased working capital.

The Company believes its capital position is adequate to meet anticipated cash needs for the next twelve months and beyond.

As of July 19, 1996, the Company has renewed a revolving credit of $750,000, for an additional year (August 1, 1996 - July 31, 1997) at an interest rate of prime plus 2%, from NBD Bank. The Company has not drawn against the credit line during the nine month period ended November 23, 1996.

The Company plans to upgrade its enterprise software and hardware over the next three to nine months. The Company has sufficient internal and/or external resources to finance this upgrade. Final plans and amount are incomplete at this time.

PART II.  OTHER INFORMATION

               THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Reference is made to an annual meeting of shareholders held on September 18, 1996, where the following occurred:

         1. Kenneth Granat, Gary L. Grahn, Justin Wernick, Dr. Irwin A. Horowitz and Daniel J. Feld were re-elected as Directors.

         2.  Deloitte & Touche LLP was re-appointed as the Company's auditors.

         3. The votes cast, in person and by proxy, on the motion to elect directors were as follows:

                                      For               Withhold Authority

          Kenneth Granat              2,390,577         200

          Gary L. Grahn               2,390,577         200

          Dr. Justin Wernick          2,390,577         200

          Dr. Irwin A. Horowitz       2,390,577         200

          Daniel J. Feld              2,390,577         200

         4. The votes cast, in person and by proxy, on the motion to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company were as follows:


          Votes for                   2,390,377

          Votes against               550

          Abstained                   2,000

Item 6.   Exhibits and Reports on Form 8-K

          No Forms 8-K were filed during the quarter ended November 23, 1996.

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



                                    The Langer Biomechanics Group, Inc.


                                    ___________________________________
                                              (REGISTRANT)


DATE:  December 20, 1996


                                    By:  /s/GARY L. GRAHN
                                       -------------------------------
                                         Gary L. Grahn
                                         President and Chief Executive Officer


                                    By:  /s/THOMAS F. BELLEAU
                                       -------------------------------
                                         Thomas F. Belleau
                                             Vice President - Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)