Form 10-K405
period 1997-02-28
LANGER BIOMECHANICS GROUP INC
filed 1997-06-05
CIK 725460

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                    FORM 10-K
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                            -------------------------

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended February 28, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-12991

                     THE LANGER BIOMECHANICS GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         New York                                  11-2239561
-----------------------------                ---------------------------
(State or other jurisdiction                  (I.R.S. employer
 of incorporation or                           identification number)
 organization)

              450 Commack Road, Deer Park, New York 11729
             ----------------------------------------------
           (Address of principal executive offices) (Zip code)

    Registrant's telephone number, including area code:(516) 667-1200

     Securities registered pursuant to Section 12(b) of the Act: NONE

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

    YES   X             NO
       ------              ------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    As of May 15, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant was $2,766,253 as computed by reference to the average bid and ask prices of the stock (1 11/16) multiplied by the number of shares of voting stock outstanding on May 15, 1997 held by non-affiliates (1,639,261).

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 15, 1997.


                                                              OUTSTANDING AT
CLASS OF COMMON STOCK                                          MAY 15, 1997
---------------------                                         --------------
Common Stock, par value................................       2,584,281 shares
 $.02 per share


                      DOCUMENTS INCORPORATED BY REFERENCE

    Not applicable.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The Langer Biomechanics Group, Inc. ("LBG" or the "Company") is engaged in the design, manufacture and marketing of foot and gait-related biomechanical products. The Company's largest product line, custom-made, prescription orthotic devices, accounted for approximately 85.5% of revenues for the fiscal year ended February 28, 1997. Foot orthoses are contoured molds made from plastic, graphite, leather or composite materials, which are placed in patients' shoes to (i) correct or mitigate abnormalities in their gait and (ii) relieve symptoms associated with foot or postural malalignment. These devices function by maintaining the proper relationships between a patient's forefoot, rearfoot, leg and horizontal walking surface. To the Company's knowledge, it has the greatest overall unit volume and revenue in the custom foot orthoses industry. The Company's customers are primarily podiatrists, and also include orthopedists, physical therapists and Orthotic & Prosthetic (O&P) centers. The Company also makes ankle foot orthoses ("AFO"), boot-like devices which assist individuals afflicted with neurological impairments, foot deformities and injuries to achieve a more natural gait.

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

BACKGROUND

    Since its formation under the laws of the state of New York in 1971, the Company has engaged in activities relating to the application of scientific and quantitative methods for the diagnosis and treatment of foot and gait-related problems. To date, the majority of the Company's revenues have been derived from the sale of prescription biomechanical foot orthotic devices to health care practitioners in the field of podiatric biomechanics. Podiatric biomechanics deals essentially with the structure and function of segments of the feet as they relate to each other and to the function of the legs, hips and spine.

    The Company has also endeavored to manufacture and market complementary products relating to locomotor dysfunctions. Building on its experience in treating disorders associated with the biomechanics of the foot and leg, the Company has directed efforts towards producing therapeutic products which can treat and improve patients' motor capabilities, biomechanical alignment and function.

    Sales by product category of the Company as derived from its accounting records are set forth below (dollars in thousands):

                                                                                   FISCAL YEARS ENDED:
                                                                        ------------------------------------------

                                                                         FEB. 28   FEB. 29,   FEB. 28,   FEB. 28,
PRODUCT CATEGORY                                                          1997       1996       1995       1994
-------------------                                                     ---------  ---------  ---------  ---------
Custom Orthoses.......................................................  $   8,994  $   8,652  $   8,746  $   9,671
PPT Products..........................................................      1,085      1,121      1,168      1,433
Counter Rotation System (CRS).........................................        129        165        207        219
Materials and Other (including Superform).............................        307        175        194        101
Discontinued Product Line.............................................     --         --            152        240
                                                                        ---------  ---------  ---------  ---------
Total.................................................................  $  10,515  $  10,113  $  10,467  $  11,664
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

    Export and foreign sales constituted approximately 25%, 24% and 22% of revenues for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

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

    During the twelve months ended February 28, 1997, sales of orthotic products totaled $8,994,000, compared to $8,652,000 for the twelve months ended February 29, 1996. Increased revenues resulted from increased unit volume.

    While sales were primarily made to practitioners within the United States, the Company also sold its orthotic products in approximately twenty-one foreign countries. No single orthotic customer presently accounts for more than 1% of the Company's annual sales. The primary market for custom orthotic devices is podiatrists who prescribe such devices for their patients. There are approximately 12,800 practitioners of podiatry licensed in the United States. Orthotic devices are also sold to other health care professionals, such as orthopedists, engaged in the treatment of the foot. The cost of the device to the patient is typically included by the practitioner as part of his fee for treatment. The Company does not sell the devices directly to the user-patient. Orthotic devices are made in the Company's three facilities in Deer Park, New York; Brea, California; and Stoke-on-Trent, England. The prescribing practitioner furnishes plaster impression casts of the patient's feet and necessary clinical information on an appropriate prescription order form. In addition to its six-month warranty, the Company offers an optional "Protect Program" at an additional cost of $52 per pair of orthoses. Under the program, the

Company will repair or replace the orthotics at no charge, or at a reduced charge, during the first 24 months following sale.

    Biomechanical orthotic devices can be fabricated with different functional capabilities and from various materials, depending upon the requirements of the patient. The Company has designed orthotic devices to address the needs of particular segments of the market. For example, the general interest in physical fitness has resulted in demand for orthotic devices and it has heightened the awareness of the importance of proper foot function and foot care. To address this segment of the market, the Company manufactures an extensive line of orthotics called Sporthotics-Registered Trademark-, designed for the specific needs of runners and other sport-specific athletes, including football, basketball and tennis players. Other specialized products include: Healthflex-Registered Trademark-(designed for the needs of aerobic dance, walking and exercise enthusiasts), DesignLine-Registered Trademark- (a functional orthotic designed to fit into dress shoes, such as high fashion shoes and loafers which cannot accommodate a full-size orthotic), DressFlex-TM- (a unique proprietary device for use in women's high-heeled shoes), Slimthotics-TM- (designed to fit into shoes, such as high heels and ballet slippers), Lyte Fit-TM- (ultra-thin and lightweight devices made from LBG's exclusive Superform-TM-carbon graphite material), the Golden Series-TM- (designed for the needs of active individuals who are over 50 years of age), Bioflex-Registered Trademark-(devices suitable for younger, more active individuals), BlueLine-TM-(a flexible, durable, accommodative device that provides a moderate level of control), D.S.I.S.-Registered Trademark- (a patented device for the effective treatment of pediatric flat foot), and Diab-A-Thotics-Registered Trademark- (designed to meet the needs of diabetic patients in the growing diabetic population).

    An additional product line called "FirstChoice" was introduced in fiscal 1995 in order to address price-sensitive market areas, including managed care organizations. The product offering is limited to several basic products and has flat rate pricing. The manufacturing and service areas are also limited in order to reduce costs.

    Superform-C- is a proprietary composite material believed to be superior to other composite materials available for orthotic fabrication. Superform was first introduced in fiscal 1994 in several of the Company's orthotic products due to its strength and mouldability. During fiscal 1995, the Company began to market Superform to other orthotic labs.

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

    PPT-Registered Trademark- Products

    PPT is a medical grade soft tissue cushioning material with a high density, open-celled urethane foam structure. PPT, a registered trademark of the Company, is manufactured, pursuant to an agreement, for the

Company by a large industrial manufacturing company. This company manufactures urethane foam materials of which PPT is a derivative. Pursuant to the agreement, the Company has the exclusive worldwide rights to serve footcare, orthopedic and related medical markets with such materials. The exclusive agreement has an initial 5-year term (expiring in 1997) followed by, absent notice to the contrary, automatic annual renewals. The Company plans to continue this agreement.

    The Company has developed and sells a variety of products fabricated from PPT including moulded insoles, components for orthotic devices, laminated sheets, and diabetic products. Some manufacturing operations associated with these products are performed by outside vendors.

    Sales of PPT products for the twelve months ended February 28, 1997 were $1,085,000 versus $1,121,000 in the prior fiscal year. The decline is attributable to an increase in competition from other substitute materials.

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

    Sales for CRS totaled $129,000 during the twelve months ended February 28, 1997 compared to sales of $165,000 in the prior twelve-month period. The decrease in revenues resulted from a reduced level of direct promotion with a shift toward wholesale sales to distributors in the United States and overseas.

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

MARKETING

    The Company seeks to be recognized as an educator, and leader in product quality, customer service, technical knowledge and product innovation. The marketing mix includes trade shows, trade advertising, sponsorship of educational programs, public relations and maintenance marketing with a strong emphasis on customer service. The Company maintains a staff of customer representatives at each of its facilities.

    The Company believes that the increase in orthotic sales is due to aggressive promotion and discount programs, which resulted in increased unit volume together with an approximate 3.5% sales price increase effective in late October, 1996. Management will continue a number of marketing and operational initiatives to promote awareness of and incentives to purchase Company orthotic products. These include a volume incentive program ("VIP") and a practice building program. Also, the Company's marketing program entails the sponsorship of seminars. It includes a comprehensive program in biomechanics and gait analysis coupled with addressing the cost effectiveness of orthotic therapy.

RESEARCH AND DEVELOPMENT

   The Company incurred no research and development costs for the twelve months ended February 28, 1997.

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

EMPLOYEES

    At March 1, l997, the Company had 157 employees, of which 106 were located in Deer Park, New York, 28 in Brea, California, and 23 in Stoke-on-Trent, England. The Stoke-on-Trent facility is operated by a 75% owned subsidiary of the Company. Included among the Deer Park employees are the four executive officers of the Company, including the Company's co-founder who is a licensed Doctor of Podiatric Medicine and a faculty member of the New York School of Podiatric Medicine.

    The Company considers its employee relations to be excellent. The employees are not represented by a union.

CONSULTANTS AND FIELD EVALUATION FORCE

    The Company has oral or written agreements with four medical specialists with respect to their providing professional consultative services to the Company in their areas of specialization. Two of the consultants are on the faculties of the colleges of podiatric medicine in the United States.

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

ITEM 2. PROPERTIES

    The Company's executive offices, and its primary manufacturing facilities, are located in Deer Park, New York. The Deer Park facility is leased through July 31, l999, with a four year extension option, and with monthly lease payments of $23,414. The Company also leases space in Brea, California (manufacturing facility) and Northbrook, Illinois (sales office), under separate leases which expire through 1998, and with aggregate monthly lease payments of $8,265. The Northbrook Illinois facility was closed in October 1996 with the space sublet at $1,200 per month or approximately $150 per month below the Company's lease cost. This sub-lease expires at the end of the Company's lease on July 31, 1998. A 75% owned subsidiary of the Company currently leases facilities in Stoke-on-Trent, England under a lease expiring December 31, 1998 and for which it currently pays $1,550 (at the current exchange rate) per month. The Company believes that its manufacturing facilities are suitable and adequate and provide the productive capacity necessary for its current and reasonably foreseeable future needs. The Company believes that while these manufacturing facilities are being adequately utilized, they could be more fully utilized (e.g. with extended night shift operations) should this become necessary.

ITEM 3. LEGAL PROCEEDINGS
  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

    The Registrant's common stock, par value $.02 per share ("Common Stock"), is traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol GAIT. The following table sets forth the high and low closing bid prices for the Common Stock for the fiscal years ended February 29, 1996 and February 28, 1997. The NASDAQ quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

TWELVE MONTHS ENDED FEBRUARY 29, 1996                 HIGH        LOW
--------------------------------------             ---------   ---------
1st quarter........................                 15/16          5/8
2nd quarter........................                 2 1/8        1
3rd quarter........................                 1 7/8        1 5/16
4th quarter........................                 1 1/2        1 1/2

TWELVE MONTHS ENDED FEBRUARY 28, 1997                 HIGH        LOW
---------------------------------------            ---------   ---------
1st quarter........................                 1 7/8        1 1/2
2nd quarter........................                 2 1/4        1 5/8
3rd quarter........................                 2            1 5/8
4th quarter........................                 2 1/8        1 9/16

    On February 28, 1997, there were approximately 300 holders of record of the Common Stock. However, this figure is exclusive of all owners whose stock is held beneficially or in "street" name. Based on information supplied by various securities dealers, the Company believes that there are in excess of 650 shareholders in total, including holders of record as well as those whose shares are beneficially held.

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

ITEM 6. SELECTED FINANCIAL DATA


                                                 (In thousands, except per share data.)

                                                               Fiscal Year Ended:
                                                 --------------------------------------
                                                 Feb. 28,     Feb. 29,    Feb 28,    Feb. 28,    Feb. 28,
                                                   1997         1996       1995        1994        1993
                                                 --------     --------    -------    --------    --------
Consolidated Statement of Operations:

 Net sales                                       $10,515      $10,113     $10,467     $11,664     $13,291

 Income (loss) before non-recurring charges
   and income taxes                                  331          113        (266)       (950)        313

Non-recurring charges:
 Discontinuance of CAD-CAM project                     -         (499)          -           -           -
 Lab closings, write down of selected assets
  and legal fees                                       -          (49)       (363)          -         (61)

Income (loss) before income taxes                    331         (435)       (629)       (950)        252

Provision for (benefit from) income taxes             28           (2)          8          13          28

Net income (loss)                                    303         (433)       (637)       (963)        224

Earnings per share:

Income (loss) before non-recurring charges
 and income taxes                                    .12          .04        (.11)       (.38)        .12


Non-recurring charges:
 Discontinuance of CAD-CAM project                     -         (.19)          -           -           -
 Lab closings, write down of selected assets
  and legal fees                                       -         (.02)       (.14)          -        (.03)

Net income (loss) per common and
 common equivalent share:
  Primary                                            .11         (.17)       (.25)       (.38)        .09
  Fully Diluted                                      .11         (.17)       (.25)       (.38)        .09

Weighted average number of common and
   common equivalent shares:
    Primary                                        2,666         2,568       2,547       2,553       2,611
    Fully Diluted                                  2,666         2,568       2,547       2,553       2,611

Cash dividends per share                               -             -           -           -           -

Consolidated Balance Sheets:

 Working Capital                                   2,050         1,576       1,456       1,871       3,115

 Total Assets                                      4,445         4,035       4,535       5,426       6,340

Long-term Indebtedness
 (excluding current maturities)                      444           430         482         551         542

Stockholders' Equity                               2,291         1,978       2,311       2,850       3,866


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

STATEMENTS OF OPERATIONS:

    The Company's net sales of $10,515,000 for the twelve months ended February 28, 1997 were 3.9 percent above net sales of $10,113,000 for the twelve months ended February 29, 1996. Net sales in fiscal 1996 were 3.4 percent below net sales of $10,467,000 for the twelve months ended February 28, 1995.

    Sales of orthotic products, which accounted for 85.5 percent of the Company's fiscal 1997 sales, increased by approximately $342,000 or 4.0 percent to approximately $8,994,000 in the most recent twelve-month period. Increased revenues resulted from increased unit volume which more than offset a shift in doctor preferences toward lower priced orthoses. A unit price increase equal to approximately 3.5% on an annual basis became effective at the end of October, 1996. Sales of orthotic products in fiscal 1996 decreased by $94,000 or 1.1 percent to $8,652,000 from fiscal 1995. Decreased revenues resulted from discontinuance of marginal accounts, including elimination of the unprofitable subcontract business at a subsidiary, the earlier loss of business at a branch lab due to poor delivery times and an unusually severe winter in the eastern half of the United States which substantially reduced patient visits to podiatrists in March 1994.

    Sales of PPT (the Company's soft tissue supplement material) for the recent twelve months were $1,085,000, which decreased by $36,000 or 3.2 percent from sales in the prior fiscal year. For the year ended February 29, 1996, sales were $1,121,000 representing a 4.0 percent decrease of $47,000 from the prior year. The decline in PPT sales over the past two fiscal years is due to an increased level of competition.

    Sales of the Counter Rotation System ("CRS"-Registered Trademark-) were $129,000 for the twelve months ended February 28, 1997, representing a $36,000 or 21.8 percent decrease from the prior twelve-month period. Sales for fiscal 1996 declined by $42,000 or 20.3 percent from the prior fiscal year. The decreased revenue resulted from a reduced level of direct promotion together with a shift toward wholesale sales to distributors in the United States and overseas.

    Gross profit (net sales less cost of sales) as a percentage of sales increased from 40.5 percent for the twelve months ended February 29, 1996 to
41.5 percent for the recent twelve-month period. The increased gross profit percentage resulted from increased labor efficiencies, higher unit volumes and the sales price increase. In addition, gross profit as a percentage of sales increased from 39.1 percent in fiscal 1995 to 40.5 percent in fiscal 1996. This increase was due primarily to improved labor efficiencies achieved by consolidation of lab facilities.

    For the twelve-month period ended February 28, 1997, selling, general and administrative expenses increased by $14,000 from the prior year's expense of $4,080,000. Expense increases were due primarily to higher promotion expense in fiscal 1997, however, as a percent of sales, these expenses were down to 38.9% versus 40.3% in the prior fiscal year. Expenses for the fiscal year ended February 29, 1996 were $427,000 below the prior fiscal year, a reduction as a percent of sales from 43.1% to 40.3%. The above reductions of selling, general and administrative expenses, as a percentage of sales, were due to tighter controls over operational expenditures and staff reductions.

    The Company incurred no research and development expenses in fiscal 1997 or fiscal 1996. All related costs ($499,000) associated with the decision to discontinue the in-house CAD-CAM project were written off during fiscal 1996.

    Interest income for the recent twelve-month period of $49,000 increased $12,000 from the prior twelve-month period. This was primarily due to higher cash balances and more effective short-term investment of excess cash. Interest income of $42,000 for fiscal 1995 was above fiscal 1996 because of higher prevailing interest rates in fiscal 1995.

    Other income for fiscal year 1997 was $20,000. For the twelve months ended February 29, 1996 other income was $14,000 compared with an expense of $107,000 for the prior fiscal year, a result of a write-off of certain fixed assets of $128,000 in fiscal 1995.

    For the year ended February 28, 1997, the Company had net income of $303,000 compared with a profit of $115,000 before non-recurring expenses for the prior fiscal year. Income increased primarily due to higher unit volume, a sales price increase effective in the last four months of the year, improved manufacturing efficiencies and reduced general and administrative expenses.

    For the year ended February 29, 1996, the Company had a net loss of $433,000 or $.17 per share, of which $548,000 were non-recurring expenses ($499,000 for discontinuance of the Company's in-house CAD-CAM project and $49,000 for the closing of our New Jersey manufacturing facility). Fiscal 1996 income of $115,000, before non-recurring expenses, exceeded the prior year's loss of $274,000, before non-recurring expenses, by $389,000. The increase was mainly due to savings achieved by closing the Company's Wheeling, Illinois manufacturing facility plus staffing cutbacks in corporate departments.

    For the year ended February 28, 1995, the Company had a loss of $637,000 or $.25 per share, of which $363,000 were non-recurring expenses (Illinois lab closing and write-down of selected assets), which compared favorably with a loss of $963,000 or $.38 per share in the year-earlier period and reflected the effects of improved pricing on marginal accounts, productivity improvement and decreased staffing in lab personnel, tighter control of operating expenditures and reduced occupancy costs.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital as of February 28, 1997 increased $474,000 to $2,050,000 from $1,576,000 at February 29, 1996. The increase is due to increases in accounts receivable, inventories and cash of $153,000, $34,000 and $386,000, respectively. Total current liabilities also increased by $82,000 in fiscal 1997 versus fiscal 1996.

    Cash balances at February 28, 1997 of $1,126,000 were $386,000 above the prior year-end balance of $739,000. The Company's net income in fiscal 1997 of $303,000 together with $191,000 of depreciation and amortization expense were major contributors to the cash increase. Capital expenditures in fiscal 1997 amounted to $53,000, partially offsetting this increase.

    The Company anticipates that cash generated from operations as well as existing funds will be adequate to finance its present and contemplated future level of operations for a period of at least twelve months.

REVOLVING CREDIT

    The Company has a one year (August 1, 1996--July 31, 1997) agreement for revolving credit of $750,000, at an interest rate of prime plus 2 percent, from a bank, but to date has not found it necessary to use this credit line. The agreement contains, among other items, restrictions relating to incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

    Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") and SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 129 and 128 specify guidelines as to the method of computation as well as presentation and disclosure requirements for earnings per share ("EPS"). The objective of these statements is to simplify the calculation and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. These statements are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted. The Company does not expect that the adoption of SFAS No. 129 and 128 will have a material effect on the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    Begins on the next page.

                      THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule February 28, 1997, February 29, 1996 and February 28, 1995

                                                                                        PAGE
                                                                                      ---------
Independent Auditors' Report........................................................         15
Consolidated Financial Statements:
Consolidated Balance Sheets as of February 28, 1997 and February 29, 1996...........         16
Consolidated Statements of Operations for the years ended February 28, 1997,
  February 29, 1996 and February 28, 1995...........................................         17
Consolidated Statements of Stockholders' Equity for the years ended February 28,
  1997, February 29, 1996 and February 28, 1995.....................................         18
Consolidated Statements of Cash Flows for the years ended February 28, 1997,
  February 29, 1996 and February 28, l995...........................................         19
Notes to Consolidated Financial Statements..........................................      20-29
Consolidated Financial Statement Schedule II -
Valuation and Qualifying Accounts for the years ended February 28, 1997, February
  29, 1996 and February 28, 1995....................................................         30

    All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of The Langer Biomechanics Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Langer Biomechanics Group, Inc. and subsidiaries (the "Company") as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. Our audits also included the consolidated financial statement schedule listed in the foregoing index for the three years in the period ended February 28, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Jericho, New York
May 16, 1997

                        THE LANGER BIOMECHANICS GROUP, INC.
                                 AND SUBSIDIARIES
                            Consolidated Balance Sheets
                      February 28, 1997 and February 29, 1996

                                                                       1997          1996
                                                                    -----------  ------------
                                Assets
Current assets:
 Cash and cash equivalents........................................  $  1,125,589  $    739,460
 Accounts receivable, net of allowance for doubtful accounts of
  approximately $20,000 in 1997 and $21,000 in 1996...............     1,431,567     1,278,865
 Inventories, net (Note 2)........................................       922,346       868,562
 Prepaid expenses and other current receivables...................       279,558       316,651
                                                                    ------------  ------------
   Total current assets...........................................     3,759,060     3,203,538
Property and equipment, net (Note 3 and 6)........................       507,195       644,029
Other assets (Note 8).............................................       178,771       187,666
                                                                    ------------  ------------
   Total Assets (Note 13).........................................  $  4,445,026  $  4,035,233
                                                                    ------------  ------------
                                                                    ------------  ------------
                Liabilities and Stockholders' Equity
Current liabilities:
 Current maturities of note payable (Note 6)......................  $        301  $      3,707
 Accounts payable.................................................       341,078       270,291
 Accrued liabilities:
  Accrued payroll and related payroll taxes.......................       299,519       366,122
  Other (Note 4)..................................................       677,669       599,218
 Unearned revenue.................................................       390,727       388,084
                                                                    ------------  ------------
   Total current liabilities......................................     1,709,294     1,627,422
Accrued pension expense (Note 8)..................................       287,315       299,182
Unearned revenue..................................................       151,732       126,281
Deferred income taxes (Note 5)....................................         5,376         4,629
                                                                    ------------  ------------
   Total liabilities..............................................     2,153,717     2,057,514
                                                                    ------------  ------------
Commitments and contingencies (Note 7)

Stockholders' equity (Note 9):
 Common stock, $.02 par value. Authorized 10,000,000 shares;
  outstanding 2,584,281 shares in 1997 and 2,581,281 in 1996......        51,686        51,627
 Additional paid-in capital.......................................     6,276,782     6,274,497
 Accumulated deficit..............................................    (3,740,402)   (4,043,449)
 Aggregate adjustment resulting from foreign currency
  translation.....................................................       (48,509)      (49,788)
 Minimum pension liability adjustment (Note 8)....................      (248,248)     (255,168)
                                                                    ------------  ------------
   Total stockholders' equity.....................................     2,291,309     1,977,719
                                                                    ------------  ------------
Total Liabilities and Stockholders' Equity........................  $  4,445,026  $  4,035,233
                                                                    ------------  ------------
                                                                    ------------  ------------

              See accompanying notes to consolidated financial statements.

                      THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                    Consolidated Statements of Operations
For the years ended February 28, 1997, February 29, 1996 and February 28, 1995

                                                               1997          1996           1995
                                                           ------------  -------------  -------------
Net sales (Note 11)......................................  $ 10,514,842  $  10,113,486  $  10,467,151
Cost of sales............................................     6,149,872      6,012,690      6,374,708
                                                           ------------  -------------  -------------
  Gross profit...........................................     4,364,970      4,100,796      4,092,443
Selling expenses.........................................     1,828,144      1,761,498      1,964,636
General and administrative expenses......................     2,266,217      2,318,495      2,542,128
Research and development expenses........................        --             --            141,574
Discontinuance of in-house
  CAD-CAM project (Note l0)..............................        --            498,735         --
                                                           ------------  -------------  -------------
  Operating profit (loss)................................       270,609       (477,932)      (555,895)
                                                           ------------  -------------  -------------
Other income (expense):
 Interest income.........................................        48,978         37,412         42,040
 Interest expense........................................        (9,298)        (8,753)        (7,571)
 Other...................................................        20,261         14,162       (107,483)
                                                           ------------  -------------  -------------
Other income (expense), net..............................        59,941         42,821        (73,014)
Income (loss) before income taxes........................       330,550       (435,111)      (628,909)
Provision for (benefit from) income taxes (Note 5).......        27,503         (2,126)         8,250
                                                           ------------  -------------  -------------
Net income (loss)........................................  $    303,047     $ (432,985) $    (637,159)
                                                           ------------  -------------  -------------
Weighted average number of common and common equivalent
  shares used in computation of net income (loss) per
  share:
  Primary................................................     2,666,420      2,568,458      2,547,281
  Fully Diluted..........................................     2,666,420      2,568,458      2,547,281

Net income (loss) per common and common equivalent share:
  Primary................................................  $       0.11  $       (0.17) $       (0.25)
                                                           ------------  -------------  -------------
  Fully Diluted..........................................  $       0.11  $       (0.17) $       (0.25)
                                                           ------------  -------------  -------------

            See accompanying notes to consolidated financial statements.

                                              THE LANGER BIOMECHANICS GROUP, INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                                                                                  AGGREGATE
                                                                                 ADJUSTMENT
                                                                                  RESULTING         MINIMUM
                                              ADDITIONAL                        FROM FOREIGN        PENSION           TOTAL
                                  COMMON        PAID-IN       ACCUMULATED         CURRENCY         LIABILITY       STOCKHOLDERS'
                                   STOCK        CAPITAL         DEFICIT          TRANSLATION       ADJUSTMENT         EQUITY
                                -----------  -------------  ----------------  -----------------  --------------   ---------------
Balance at February 28,
   1994........................   $  50,947    $ 6,248,755    $  (2,973,305)       $ (57,490)      $   (419,088)    $  2,849,819
Minimum pension  liability
adjustment.....................         --            --               --               --               88,302           88,302
Aggregate adjustment resulting from
translation of financial statements
into U.S. dollars..............         --            --               --             10,216             --               10,216
Net loss for year..............         --            --           (637,159)            --               --             (637,159)
                                -----------  -------------  ----------------     ------------     --------------  ---------------
Balance at February 28, 1995...      50,947      6,248,755       (3,610,464)         (47,274)          (330,786)       2,311,178

Minimum pension liability
adjustment.....................         --            --               --               --               75,618           75,618
Aggregate adjustment resulting from
translation of financial statements
into U.S. dollars..............         --            --               --             (2,514)            --               (2,514)
Exercise of stock options......         680         25,742             --               --               --               26,422
Net loss for year...                    --            --           (432,985)            --               --             (432,985)
                                -----------  -------------  ----------------     ------------     --------------  ---------------
Balance at February 29, 1996...      51,627      6,274,497       (4,043,449)         (49,788)          (255,168)       1,977,719

Minimum pension liability
adjustment.....................         --            --               --               --                6,920            6,920
Aggregate adjustment resulting from
translation of financial
statements into U.S. dollars...         --            --               --              1,279             --                1,279

Exercise of stock options......          59          2,285             --               --               --                2,344
Net income for year............         --            --            303,047             --               --              303,047
                                -----------  -------------  ----------------     ------------     --------------  ---------------
Balance at February  28, 1997..   $  51,686    $ 6,276,782    $  (3,740,402)       $ (48,509)      $   (248,248)    $  2,291,309
                                -----------  -------------  ----------------     ------------     --------------  ---------------
                                -----------  -------------  ----------------     ------------     --------------  ---------------

    See accompanying notes to consolidated financial statements.

                    THE LANGER BIOMECHANICS GROUP, INC
                              AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
 For the years ended February 28, 1997, February 29, 1996 and February 28, 1995


                                                         1997                 1996                   1995
                                                         ----                 ----                   ----
Cash Flows From Operating Activities:

Net income (loss)                                      $303,047             ($432,985)           ($637,159)

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Deferred foreign tax provision                            747                     -                1,589
  Depreciation and amortization                         190,618               223,778              261,407
  Loss on disposal of property and equipment                  -               392,584              196,593
Changes in operating assets and liabilities:
  Acounts receivable                                   (151,344)               (3,149)             230,900
  Inventories                                           (52,516)              (61,402)             339,727
  Prepaid expenses and other assets                      38,435                   678               50,267
  Net Pension liability                                   2,845                42,702               36,920
  Accounts payable and accrued liabilities               81,157               (96,672)            (248,914)
  Unearned revenue                                       27,484               (16,173)             (15,764)
                                                     ----------            ----------           ----------
Net cash provided by operating activities               440,473                49,361              215,566
                                                     ----------            ----------           ----------
Cash Flows From Investing Activities-

  Capital expenditures                                  (53,282)             (138,443)            (271,710)
                                                     ----------            ----------           ----------
       Net cash used in investing activities            (53,282)             (138,443)            (271,710)
                                                     ----------            ----------           ----------
Cash Flows From Financing Activities:

  Common stock options exercised                          2,344                26,422                    -
  Principal payments of notes payable                    (3,406)               (6,631)              (4,116)
  Principal payments under capital lease obligations          -                (2,906)             (35,470)
                                                     ----------            ----------           ----------
     Net cash provided by (used in) financing
       activities                                        (1,062)               16,885              (39,586)
                                                     ----------            ----------           ----------
  Net increase (decrease) in cash and cash equivalents  386,129               (72,197)             (95,730)
  Cash and cash equivalents at beginning of year        739,460               811,657              907,387
                                                     ----------            ----------           ----------
Cash and cash equivalents at end of year             $1,125,589              $739,460             $811,657
                                                     ----------            ----------           ----------
                                                     ----------            ----------           ----------
Supplemental Disclosures of Cash Flow Information-
      Cash paid (refunded) during the year for:

                Interest                                 $9,298                $8,636               $7,564
                                                     ----------            ----------           ----------
                                                     ----------            ----------           ----------
                Income taxes                             $8,286                 ($488)             ($4,803)
                                                     ----------            ----------           ----------
                                                     ----------            ----------           ----------


See accompanying notes to consolidated financial statements.

                           THE LANGER BIOMECHANICS GROUP, INC.
                                   AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
    For the years ended February 28,l997, February 29, l996 and February 28, 1995


(1) Summary of Significant Accounting Policies

    (a) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of The Langer Biomechanics Group, Inc. and its subsidiaries
        (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

        Leasehold improvements...............  Lesser of 5 years or life of lease
        Machinery and equipment..............  5--10 years
        Office equipment.....................  5--10 years
        Diagnostic equipment.................  7--10 years
        Automobiles..........................  3--5 years

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 requires review of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of Statement 121, during fiscal 1997, did not have a material effect on the consolidated financial statements.

                           THE LANGER BIOMECHANICS GROUP, INC.
                                   AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements, Continued

    (f) Income Taxes

        The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

    (g) Net Income (Loss) Per Share

        Net income (loss) per common share and common share equivalent is computed based on the weighted average number of common shares outstanding during the periods presented. Per share amounts include the effect of common stock equivalents comprised of stock options granted under the Company's qualified and non-qualified stock option plans and warrants, except where the effect would be antidilutive.

    (h) Foreign Currency Translation

        Assets and liabilities of the foreign subsidiary have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.

    (i) Reclassifications

        Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

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

    (k) Fair Value of Financial Instruments

        At February 28, 1997 and February 29, 1996, the carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and note payable, approximated fair value because of their short-term maturity.

    (l) Recent Pronouncements of the Financial Accounting Standards Board

        Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129) and SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 129 and 128 specify guidelines as to the method of computation as well as presentation and disclosure requirements for earnings per share ("EPS"). The objective of these statements is to simplify the calculation and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. These statements are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted. The Company does not expect that the adoption of SFAS No. 129 and 128 will have a material effect on the Company's consolidated financial statements.

    (2) INVENTORIES

        At February 28, l997 and February 29, l996, inventories consist of the following:

                                                        1997        1996
                                                    ----------  ----------
Raw materials                                       $  706,184  $  645,517
Work-in-process                                        156,421     169,523
Finished goods                                         119,353     131,542
                                                    ----------  ----------
Total inventories                                      981,958     946,582
Less allowance for obsolescence                         59,612      78,020
                                                    ----------  ----------
Net inventories                                     $  922,346  $  868,562
                                                    ----------  ----------
                                                    ----------  ----------

(3) PROPERTY AND EQUIPMENT

    Property and equipment, at cost, at February 28, l997 and February 29, l996, is comprised of the following:

                                                        1997        1996
                                                    ----------  ----------
Leasehold improvements                              $  445,069  $  436,827
Machinery and equipment                                825,689     814,046
Office equipment                                     1,364,386   1,325,186
Automobiles                                             26,024      34,567
                                                     ----------  ----------
                                                     2,661,168   2,610,626
Less accumulated depreciation and amortization       2,153,973   1,966,597
                                                     ----------  ----------
Property and equipment, net                         $  507,195  $  644,029
                                                     ----------  ----------
                                                     ----------  ----------

(4) OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following at February 28, l997 and February 29, l996:

                                                        1997       1996
                                                     ----------  ---------
Sales credits payable                                $   97,057  $  95,215
Accrued professional fees                                52,100     60,683
Warranty reserve                                         33,797     31,479
Other accrued liabilities                               494,715    411,841
                                                     ----------  ---------

Total other accrued liabilities                      $  677,669  $ 599,218
                                                     ----------  ---------
                                                     ----------  ---------


                      THE LANGER BIOMECHANICS GROUP, INC.
                               AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements, Continued

(5) INCOME TAXES

    The provision for (benefit from) income taxes is comprised of the following for the years ended February 28, l997, February 29, l996 and February 28, l995:

                                                     1997       1996       1995
                                                   ---------  ---------  ---------
Current:
    Federal                                      $  --      $    --    $    --
    State                                           4,639     (4,294)     2,972
    Foreign                                        22,864      2,168      5,278
                                                 ---------  ---------  ---------
                                                 $ 27,503   $ (2,126)  $  8,250
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    As of February 28, l997, the Company has net Federal operating loss carryforwards of approximately $3.2 million, which may be applied against future taxable income and expire from 2000 through 2011. The Company also has available tax credit carryforwards of approximately $141,000.

    Included in the provision for foreign income taxes are deferred income taxes of $747 for 1997, $0 for 1996, and $1,589 for 1995.

    The following is a summary of deferred tax assets and liabilities as of February 28, 1997 and February 29, 1996:

                                                       1997         1996
                                                    -----------  -----------
Current deferred tax assets                         $   336,490  $   361,633
                                                    -----------  -----------
Non-current:
Deferred tax assets                                   1,310,023    1,441,346
Deferred tax liability                                   (5,376)     (20,965)
                                                    -----------  -----------
Non-current deferred tax assets, net                  1,304,647    1,420,381
                                                    -----------  -----------
Total deferred tax assets, net                        1,641,137    1,782,014
Valuation allowance                                  (1,646,513)  (1,786,643)
                                                    -----------  -----------
Net                                                 $    (5,376) $    (4,629)
                                                    -----------  -----------
                                                    -----------  -----------

    The current deferred tax assets are primarily composed of deferred revenue, inventory and accounts receivable reserves, and accrued vacation. The non-current deferred tax assets are primarily composed of deferred revenue and Federal net operating loss carryforwards. The non-current deferred tax liability is primarily composed of excess tax depreciation over book depreciation. The decrease in the valuation allowance during fiscal 1997 resulted from a reduction in the net deferred tax assets.

                      THE LANGER BIOMECHANICS GROUP, INC.
                                 AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

    The Company's effective provision for (benefit from) income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:

                                                            FEBRUARY 28,             FEBRUARY 29,              FEBRUARY 28,
                                                                1997                     1996                      1995
                                                        ---------------------   ----------------------    ----------------------
                                                          AMOUNT        %         AMOUNT         %          AMOUNT         %
                                                        ----------  ---------   -----------  ---------    -----------  ---------
Provision (benefit) at Federal statutory rate           $  112,387       34.0%  $  (147,938)     (34.0)%  $  (216,634)    (34.0)%
Increase (decrease) in taxes resulting from:
  State income taxes, net of Federal benefit                 4,639        1.4        (4,294)      (1.0)         2,972       0.4
  Foreign taxes                                             22,864        6.9         2,168        0.5          5,278       0.8
  (Use) creation of net operating loss
    carryforwards                                         (112,387)     (34.0)      147,938       34.0        216,634      34.0
                                                        ----------        ---   -----------  ---------    -----------  ---------
Effective tax rate                                      $   27,503        8.3%  $    (2,126)      (0.5)%  $     8,250       1.2%
                                                        ----------        ---   -----------  ---------    -----------  ---------
                                                        ----------        ---   -----------  ---------    -----------  ---------

(6) LONG-TERM NOTE PAYABLE

    Long-term note payable, less current maturities, at February 28, l997 and February 29, l996 consists of the following:

                                               1997         1996
                                           ------------  ----------
Equipment note bearing interest at 10.5%
  due March 1997 The note is payable in
  monthly installments of principal and
  interest of $304. The note is
  collateralized by certain equipment
  with a carrying value of approximately
  $4,600 at February 28, l997.                $ 301        $ 3,707
                                           -------------  ---------
Less current maturities                         301          3,707
                                           -------------  ---------
Long-term note payable                        $ --         $  --
                                           -------------  ---------

                      THE LANGER BIOMECHANICS GROUP, INC.
                                 AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(7) COMMITMENTS AND CONTINGENCIES

     (a) Leases

    Certain of the Company's facilities and equipment are leased under noncancellable lease agreements and certain operating leases contain minimum annual escalations in base rent. Rental expense amounted to $439,972, $500,429 and $550,403 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

    The following is a schedule, by fiscal year, of future minimum rental payments required under operating leases as of February 28, l997:

                 FISCAL YEAR ENDED FEBRUARY:     AMOUNT
                 ----------------------------  ----------
                        1998                   $  430,752
                        1999                      342,731
                        2000                      134,047
                                               ----------
                        Total                  $  907,530
                                               ----------
                                               ----------

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

    Royalties under the above-mentioned agreements aggregated $37,881, $36,016 and $36,797 for the years ended February 28, 1997, February 29, l996 and February 28, l995, respectively.

    (c) Employment Agreements

    Two officers of the company have employment agreements. In April 1997, one agreement was terminated and replaced by another agreement. Under these revised agreements, the Company is committed to maximum severance pay of approximately $80,000 upon termination of one of these officers. In addition, the employment agreements commit the Company to pay these two officers annual salaries and allowances of approximately $235,000 and additional bonus compensation depending on performance and profits achieved by the Company.

    (d) Litigation

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

The following table sets forth the Company's defined benefit plan status at February 28, l997 and February 29, l996, determined by the plan's actuary in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions":

                                                                      1997         1996
                                                                   -----------  -----------
Actuarial present value of benefit obligation:
 Accumulated benefit obligation, including
  vested benefits of $388,431 and $372,061
  in l997 and l996, respectively                                   $ 388,431    $ 372,061
                                                                   -----------  -----------
                                                                   -----------  -----------
Projected benefit obligation for services rendered to date         $(388,431)   $(372,061)
Market value of plan net assets (primarily bond mutual funds)        101,116       72,879
                                                                   -----------  -----------
Projected benefit obligation in excess of plan assets               (287,315)    (299,182)
Unrecognized transition liability                                    166,856      174,647
Unrecognized net loss                                                248,248      255,168
Adjustment required to recognize minimum liability                  (415,104)    (429,815)
                                                                   -----------  -----------
Accrued pension expense                                            $(287,315)   $(299,182)
                                                                   -----------  -----------
                                                                   -----------  -----------

Net pension expense is comprised of the following for the years ended February 28, 1997, February 29, 1996 and February 28, 1995:


                                1997       1996       1995
                             ---------  ---------  ---------
Interest cost                  $ 27,585   $ 24,775   $ 22,362
Return on assets                  7,882     (8,921)    13,049
Net amortization and deferral     4,775     26,848      1,509
                             ---------  ---------  ---------
Net pension expense            $ 40,242   $ 42,702   $ 36,920
                             ---------  ---------  ---------
                             ---------  ---------  ---------

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5 percent in l997 and l996. No assumed increase in compensation levels was used since future benefit accruals have ceased (as discussed above). The rate of return on assets used was 7.5 percent in l997 and l996. The unrecognized transition liability and unrecognized net loss are being amortized over 30.4 and 21.5 years, respectively.

                      THE LANGER BIOMECHANICS GROUP, INC.
                                 AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


       In l997 and l996, as required by Statement of Financial Accounting Standards No. 87, the Company recorded additional pension liability to reflect the excess of accumulated benefits over the fair value of pension plan assets. Since this liability is in excess of the related unrecognized prior service cost (unrecognized transition liability), an amount equal to the unrecognized prior service cost has been recognized as an intangible asset (included in "Other assets" on the accompanying Consolidated Balance Sheets). The remaining liability required to be recognized is reported as a separate component of stockholders' equity.

       The Company has a defined contribution retirement and savings plan (the "401(k) Plan") designed to qualify under Section 401(k) of the Internal Revenue Code (the "Code"). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l(k) Plan are invested in stock, bond and money market mutual funds. For the years ended February 28, 1997, February 29, 1996 and February 28, 1995, the Company made contributions totaling $25,734, $33,547 and $25,076, respectively, to the 401(k) Plan.

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

       The Company has also granted non-incentive stock options. These options are generally exercisable for a period of five years and are issued at a price equal to or higher than the fair market value of the Company's common stock at the date of grant. At February 28, 1997, 82,000 non-incentive stock options were outstanding.

                      THE LANGER BIOMECHANICS GROUP, INC.
                                 AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


The following is a summary of activity related to the Company's incentive and non-incentive stock options:


                                                              Exercise    Weighted average
                                                 Number of   price range   exercise price
                                                  shares     per share       per share
                                                -----------  ----------  -----------------
Outstanding  at February 28, 1994                 100,250     .75- 2.75     $ 1.75
        Granted                                   121,750     .56-  .88        .83
        Cancelled                                 (89,000)   1.50- 2.75       1.80
        Expired                                   (14,750)   1.56- 2.75       1.70
                                                  --------   ---------       -----
Outstanding at February 28, 1995                  118,250      .56- .88        .77
        Granted                                    90,000      .75-1.31       1.00
        Exercised                                 (34,000)     .75- .78        .77
        Expired                                   (18,000)          .78        .78
                                                  ---------  ---------       -----
Outstanding at February 29, 1996                  156,250      .78-1.31        .90
        Granted                                    58,000     1.56-2.19       2.14
        Exercised                                  (3,000)          .78        .78
        Cancelled                                  (2,000)          .78        .78
                                                  ---------  ----------      -----
Outstanding at February 28, 1997                  209,250      .78-2.19      $1.25
                                                  ---------  ----------      -----
                                                  ---------  ----------      -----

       At February 28, l997, 181,250 options were exercisable and 108,250 options were available for issuance. The 209,250 shares outstanding at February 28, 1997 had remaining lives of between less than one year and less than five years, with a weighted average life of 3.92 years.

       Warrants to purchase up to 10,000 shares of common stock at an exercise price of $.78125 (the market value at date of grant) were granted on November 15, 1994. Such warrants are exercisable during the three-year period commencing from the date of grant. All previous warrants issued have either expired or were cancelled.

       At February 28, 1997, there were 327,500 shares of common stock reserved for issuance under the Company's stock option plan and for issued and outstanding warrants.

ADDITIONAL STOCK PLAN INFORMATION

       The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

    SFAS 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1997. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option

                      THE LANGER BIOMECHANICS GROUP, INC.
                                 AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


awards. Theses models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility of 44.95% and 100.76%, and risk free interest rates of 7.0% and 6.5% in fiscal 1997 and fiscal 1996, respectively, and no dividends during the expected term. The Company's calculations are on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the award had been amortized to expense over the vesting period of the awards, the pro forma net income (loss) and net income (loss) per share for the fiscal years ended February 28, 1997 and February 29, 1996 would have been income of $280,553, or $.11 per share, and loss of $440,347, or $(17) per share, respectively, on both a primary and full diluted basis.

(10) Discontinuance of In-House CAD-CAM Project

       In fiscal 1996, the Company concluded that it was no longer appropriate to devote capital resources to in-house development of proprietary computer-controlled milling equipment, laser scanning devices and related software. Therefore, the Company expensed approximately $499,000 of costs related to this CAD-CAM project in the fourth quarter of fiscal 1996.

(11) Export Sales

       The Company had export sales from its United States operations of approximately 16, 16 and 15 percent of net sales for the years ended February 28, 1997, February 29, l996 and February 28, 1995, respectively.

(12) Segment Information

       The Company operates in one segment, principally in the design, development, manufacture and sale of foot and gait-related products.

(13) Revolving Credit Line

       The company has a credit facility with a bank. The agreement, which expires July 31, 1997, provides for a revolving credit line not to exceed the lesser of $750,000 or 70 percent of eligible receivables, as defined. Interest on the outstanding balance is payable at prime (8.25 percent at February 28, 1997) plus 2 percent per annum.

       The agreement contains, among other items, restrictions relating to the incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company.

       At February 28, 1997 and February 29, 1996, there were no borrowings outstanding under this credit facility.

                      THE LANGER BIOMECHANICS GROUP, INC.
                             AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS

                                                                     SCHEDULE II

 For the years ended February 28, 1997, February 29, 1996 and February 28, 1995

                                      SALES
                                   RETURNS AND         BAD           WARRANTY     INVENTORY
                                   ALLOWANCES         DEBTS           RESERVE      RESERVE
                                   -----------         ----           -------      --------
At March 1, 1994                     $  23,409    $  63,356         $ 24,337     $  48,580

Additions                                   --       27,048            3,638        78,494
Deletions                                2,123       42,188            1,724        18,632
                                   -----------      -------           -------      --------
At February 28, 1995                    21,286       48,216           26,251       108,442

Additions                               10,772           --            7,741            --
Deletions                                   --       27,646            2,513        30,422
                                   -----------      -------           -------      --------
At February 29, 1996                    32,058       20,570           31,479        78,020

Additions                                   --        7,524            6,207            --
Deletions                                   --        8,319            3,889        18,408
                                   -----------      --------         --------      --------
At February 28, 1997                 $  32,058    $  19,775         $ 33,797     $  59,612
                                   -----------      --------         --------      --------
                                   -----------      --------         --------      --------


                                                                     EXHIBIT 11




                      THE LANGER BIOMECHANICS GROUP, INC.
                               AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE AMOUNTS

For the years ended February 28, 1997, February 29, 1996 and February 28, 1995

                                                                                1997        1996         1995
                                                                             ----------  -----------  -----------
Primary:
Net income (loss)..........................................................  $  303,047  $  (432,985) $  (637,159)
                                                                             ----------  -----------  -----------
Weighted average number of common shares...................................   2,583,344    2,568,458    2,547,281
Assumed number of shares issued from common share equivalents..............      83,076           --           --
                                                                             ----------  -----------  -----------
Weighted average number of common and common equivalent shares.............   2,666,420    2,568,458    2,547,281
                                                                             ----------  -----------  -----------
Net income (loss) per share:
Primary....................................................................  $     0.11  $     (0.17) $     (0.25)
                                                                             ----------  -----------  -----------
Fully Diluted:
Net income (loss)..........................................................  $  303,047  $  (432,985) $  (637,159)
                                                                             ----------  -----------  -----------
Weighted average number of common shares...................................   2,583,344    2,568,458    2,547,281
Assumed number of shares issued from common share equivalents..............      83,076           --           --
                                                                             ----------  -----------  -----------
Weighted average number of common and common equivalent shares.............   2,666,420    2,568,458    2,547,281
                                                                             ----------  -----------  -----------
Net income (loss) per share:
Fully Diluted..............................................................  $     0.11  $     (0.17) $     (0.25)
                                                                             ----------  -----------  -----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

The executive officers and directors of the Company are as follows:

NAME                           AGE                             OFFICE
-------------------------      ---      -----------------------------------------------------

Kenneth Granat                 52       Chairman of the Board

Gary L. Grahn                  53       President and Chief Executive Officer

Dr. Justin Wernick             61       Executive Vice President,
                                        Secretary and Director

Thomas F. Belleau              53       Vice President--Finance,
                                        and Chief Financial Officer

Howell S. Schorr               51       Vice President--Operations

Dr. Irwin A. Horowitz          61       Director

Daniel J. Feld                 51       Director



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

    Mr. Grahn has been President and Chief Executive Officer of the Company since January 3, 1995 and a director since August 1995. From 1992 to 1994, he was President of PML Inc., a management consulting firm which specializes in marketing and business development assignments for consumer businesses. From 1989 to 1992, Mr. Grahn was Vice President--General Manager of R. Stevens, Inc., subsidiary of Delphi Technology, Inc., a privately-held company which markets Automated Photo Machines. Previously, he had been Executive Vice President for the American Photo Group, a multi-plant processor of consumer products, located in Atlanta, Georgia. He holds an M.B.A. in Marketing Management from the University of Rochester Graduate School of Business and a B.A. in Mathematics/Economics from Gettysburg College.

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

    Mr. Belleau has been Vice President-Finance/CFO of the Company since l996. From l988 to l995, he was employed by TII Industries, Inc., a fabricator of various types of telephone surge protectors as Vice President--Finance/CFO. Previously, Mr. Belleau was Corporate Controller/Treasurer for American Technical Ceramics, Inc. He holds a B.A. Degree in Economics from the University of Notre Dame and an M.B.A. in Corporate Finance from New York University and is a CPA.

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

    All directors are normally elected at the annual meeting of shareholders to hold office until the next annual meeting and until their successors are duly elected and qualified. The Company's By-Laws provide that the annual meeting of shareholders be held each year at a time and place to be designated by the Board of Directors. Directors may be removed at any time for cause by the Board of Directors and with or without cause by a majority of the votes cast at a meeting of shareholders entitled to vote for the election of directors.

    The Company is not aware of any late filings of, or failures to file, during the fiscal year ended February 28, 1997, the reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

    The following table shows the cash compensation received by the two executive officers whose compensation exceeded $100,000 during the fiscal year ended February 28, 1997:

                                                   ANNUAL COMPENSATION
   NAME AND                                ---------------------------------   COMPENSATION
   PRINCIPAL                    FISCAL      SALARY      BONUS       OTHER         OPTIONS
   POSITION                      YEAR          $          $           $       (NO. OF SHARES)
---------------               -----------  ---------  ---------  -----------  ---------------

Gary L. Grahn                    1997       160,000      28,000      (2)           30,000
President and                    1996       159,846          --      (2)           50,000
Chief Executive Officer          1995        21,538(1)       --      (2)               --


Dr. Justin Wernick               1997        138,996      7,000      (2)               --
Executive Vice President         1996        139,000         --      (2)               --
and Secretary                    1995        138,996         --      (2)               --


------------------------
(1) Mr. Grahn's employment with the Company commenced January 2, 1995.

(2) Less than 10% of the total annual salary and bonus.

OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                              POTENTIAL REALIZABLE
                                                                                                                VALUE AT ASSUMED
                                                               INDIVIDUAL GRANTS                                ANNUAL RATES OF
                                                 NUMBER OF     PERCENT OF TOTAL                                   STOCK PRICE
                                                SECURITIES       OPTIONS/SARS                                     APPRECIATION
                                                UNDERLYING        GRANTED TO        EXERCISE OR               FOR OPTION TERM (1)
                                                OPTION/SARS      EMPLOYEES IN       BASE PRICE   EXPIRATION   --------------------
NAME                                            GRANTED (#)       FISCAL YEAR         ($/SH)        DATE       5% ($)     10% ($)
----------------------------------------------  -----------  ---------------------  -----------  -----------  ---------  ---------

Gary L. Grahn.................................      30,000                54            2.1875      6/26/01      18,131     40,065

Dr. Justin Wernick............................          --                --                --           --          --         --

------------------------

(1) The potential realizable value portion of the foregoing table illustrates value that might be received upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment.



FISCAL YEAR-END OPTION VALUES

    The table below sets forth information regarding unexercised options held by the Company's named executive officers as of February 28, 1997. No options were exercised by the Company's executive officers during fiscal 1997.

                            NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED
                              UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS
                                  FISCAL YEAR END               AT FISCAL YEAR END
                              EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
NAME                                   (#)                          $    (1)
--------------------------  -------------------------------  -------------------------

Gary L. Grahn.............         48,335/31,665               25,001/12,499

Dr. Justin Wernick........              --                          --

     (1) The closing bid price of the Company's Common Stock as reported by NASDAQ on February 28, 1997 was $1.75. Value is calculated on the difference between the option exercise price of in-the-money options and $1.75 multiplied by the number of shares of Common Stock underlying the option.

LONG-TERM INCENTIVE PLAN-AWARDS IN LAST FISCAL YEAR

    None.

COMPENSATION OF DIRECTORS

    Directors, who are not executive officers of the Company, are compensated at a rate of $1,500 per Board of Directors' meeting attended.

EMPLOYMENT AGREEMENTS

    On December 13, 1994, the Company entered into an employment agreement (the "Employment Agreement") with Gary L. Grahn, President and Chief Executive Officer, commencing March 1, 1995 and continuing for a one year period, with automatic renewal for additional one year terms unless sooner terminated in accordance with the Employment Agreement. The Employment Agreement provides for Mr. Grahn to receive an annual base salary of $160,000, subject to adjustment as determined by the Board of Directors of the Company. Pursuant to the Employment Agreement, Mr. Grahn may be entitled to receive up to 50% of base salary as additional bonus compensation depending on profits achieved by the Company. In addition, pursuant to the Employment Agreement, Mr. Grahn was granted options to purchase 50,000 shares of the common stock of the Company at an exercise price of $.75 per share for a five year term. Such options may be exercised, on a cumulative basis, as to 33 1/3% thereof per year commencing on the date of grant. The Employment Agreement also provides for competitive restrictions on Mr. Grahn's business activities, absent the Company's prior written approval, for a period of two years after the termination or expiration of the Employment Agreement.

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

    On May 2, 1997, the Company entered into a new employment agreement (the "Revised Wernick Employment Agreement") with Dr. Justin Wernick, commencing July 1, 1997 and continuing for one year. Under the terms of the Revised Wernick Employment Agreement, Dr. Wernick will serve as Chief Medical Director and Corporate Secretary at an annual salary of $65,000 plus approximately $10,400 in office allowance. Among other duties, he will represent the Company at various educational seminars and conventions as well as provide technical advice in medical areas with respect to product development. The Revised Wernick Employment Agreement is also subject to the same competitive restrictions present in the original Wernick Employment Agreement. After the first year, automatic renewal for one additional year is specified, but may be terminated by either party with ninety days written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of May 9, l997, the shares of Common Stock owned beneficially and of record (unless otherwise indicated) by each person owning more than five percent (5%) of the outstanding shares, each director of the Company, each named executive officer of the Company and all directors and officers of the Company as a group.


                                                 NUMBER OF
                                                  SHARES
NAME (AND ADDRESS OF 5% HOLDERS)                   OWNED        PERCENT
---------------------------------------------  -------------  -----------

Kenneth Granat                                    636,153(1)     24.0%
155 Pfingsten, Suite 360
Deerfield, Illinois 60015

Dr. Justin Wernick                                267,867        10.4%
450 Commack Road
Deer Park, New York ll729

Donald Cecil                                      244,153         9.4%
lll4 Avenue of the Americas
New York, New York l0036

Gary L. Grahn                                     170,000(2)      6.4%
450 Commack Road
Deer Park, New York 11729

Dr. Irwin A. Horowitz                              15,000(3)       (5)

Daniel J. Feld                                      1,000          (5)

All Directors and Officers                      1,130,020(4)     40.8%
as a Group (7 persons)

------------------------

(1) Includes 65,000 shares issuable under outstanding stock options and 530,753 held by Trigran Investments LP. Mr. Granat is a Director and Vice President of the general partner of Trigran Investments, LP. An additional 30,000 shares are owned by the Granat Family Limited Partnership of which Mr. Granat is a general partner and 10,400 shares are owned by a trust of which Mr. Granat is a beneficiary.

(2) Includes 80,000 shares issuable under outstanding stock options.

(3) Shares are issuable under outstanding stock options.

(4) Includes an aggregate of 185,000 shares issuable under outstanding stock options.

(5) Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

    The following consolidated financial statements are filed as part of this Form l0-K:

    INDEPENDENT AUDITORS' REPORT

    Consolidated Financial Statements:

       Consolidated Balance Sheets as of February 28, l997 and February 29, l996

       Consolidated Statements of Operations for the years ended
       February 28, l997, February 29, l996 and February 28, 1995

       Consolidated Statements of Stockholders' Equity for the years ended February 28, l997, February 29, l996 and February 28, l995

       Consolidated Statements of Cash Flows for the years ended
       February 28, l997, February 29, l996 and February 28, l995

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  FINANCIAL STATEMENT SCHEDULES

    The following Financial Statement Schedule is filed as part of this Form
    10-K:

    Schedule II--Valuation and Qualifying Accounts for the years ended February
                 28, l997, February 29, l996 and February 28, l995

    All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

3.  EXHIBITS

NUMBER                      DOCUMENT
------------  ------------------------------------

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

        (e)      Copy of Leases relating to the
                 Company's Brea, California
                 facilities. (5)

        (f)      Copy of Agreement, dated March 26,
                 l992 and effective as of March l,
                 l992, relating to the Company's
                 40l(k) Tax Deferred Savings Plan. (5)

        (g)      Copy of Employment Agreement, dated
                 as of June 25, l992, between the Company and Dr.
                 Justin Wernick. (6)

        (h)      Copy of Employment Agreement, dated
                 December 13, 1994, between the
                 Company and Gary L. Grahn. (8)

        (i)      Copy of letter agreement, dated
                 January 27, 1995, between the
                 Company and Tekscan, Incorporated. (9)

        (j)      Copy of Employment Agreement, dated
                 as of May 2, 1997, between the
                 Company and Dr. Justin Wernick.

(11)    Computation of Earnings Per Share

(22)    List of subsidiaries (11) computation earnings per share.

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

(27)   Financial Statement Schedule

(b)    Reports on Form 8-K:

       None.


                                   SIGNATURES

    Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE LANGER BIOMECHANICS GROUP, INC.

DATE: JUNE 3, 1997                     BY: /s/ GARY L. GRAHN
                                          --------------------------------
                                           GARY L. GRAHN, PRESIDENT AND
                                           CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

DATE: JUNE 3, 1997                     BY: /s/ THOMAS F. BELLEAU
                                          --------------------------------
                                           THOMAS F. BELLEAU,
                                           VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER
                                           AND PRINCIPAL ACCOUNTING OFFICER)


Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: June 3, 1997                         By:   /s/ Kenneth Granat
                                              --------------------------------
                                              Kenneth Granat, Director

Date: June 3, 1997                         By:   /s/ Gary L. Grahn
                                              --------------------------------
                                              Gary L. Grahn, Director

Date: June 3, 1997                         By:   /s/ Justin Wernick
                                              --------------------------------
                                              Dr. Justin Wernick, Director

Date: June 3, 1997                         By:
                                              --------------------------------
                                              Dr. Irwin A. Horowitz, Director

Date: June 3, 1997                         By:
                                              --------------------------------
                                              Daniel J. Feld, Director