Form 10-Q
period 1997-05-31
LANGER BIOMECHANICS GROUP INC
filed 1997-07-08
CIK 725460

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1997

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-12991

                       THE LANGER BIOMECHANICS GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                    NEW YORK                            11-2239561
          -------------------------------           -------------------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization.)           Identification No.)

                      450 COMMACK ROAD, DEER PARK, NY 11729
             -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (516) 667-1200
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.02 Par Value -- 2,584,281 shares as of July 7, 1997.

                                     INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- May 31, 1997
         and February 28, 1997                                               3

         Condensed Consolidated Statements of
         Operations -- Three Months ended May 31,
         1997 and May 25, 1996                                               4

         Condensed Consolidated Statements of Cash Flows --
         Three Months ended May 31, 1997 and May 25, 1996                    5

         Notes to Condensed Consolidated Financial
         Statements -- Three Months ended May 31, 1997                     6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8-9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   10

         Signatures                                                         10

PART I.    FINANCIAL INFORMATION

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      Assets                                               May 31, 1997    Feb. 28, 1997
                                                                          --------------  ---------------
                                                                            (unaudited)
Current Assets:
  Cash and cash equivalents                                                  $1,314,675       $1,125,589
  Accounts receivable, net of allowance
    for doubtful accounts of $20,000 and $21,000                              1,401,075        1,431,567
  Inventories, net (Note 2)                                                   1,003,698          922,346
  Other current assets                                                          286,840          279,558
                                                                          --------------  ---------------
Total current assets                                                          4,006,288        3,759,060
Property and equipment, net                                                     561,717          507,195
Other assets                                                                    177,571          178,771
                                                                          --------------  ---------------
   Total Assets                                                              $4,745,576       $4,445,026
                                                                          ==============  ===============

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Current maturities of notes payable                                                --       $      301
  Accounts payable                                                           $  349,890          341,078
  Account liabilities:
      Accrued payroll and related payroll taxes                                 357,508          299,519
      Other current liabilities                                                 846,261          677,669
  Unearned revenue                                                              388,690          390,727
                                                                          --------------  ---------------
Total current liabilities                                                     1,942,349        1,709,294

Accrued pension expense                                                         314,615          287,315
Unearned revenue                                                                147,913          151,732
Deferred income taxes                                                             5,412            5,376
                                                                          --------------  ---------------
  Total liabilities                                                           2,410,289        2,153,717
                                                                          --------------  ---------------

Stockholders' Equity:
  Common stock, $.02 par value.  Authorized 10,000,000
    shares; outstanding 2,584,281 shares.                                        51,686           51,686
Additional paid-in capital                                                    6,276,782        6,276,782
Accumulated deficit                                                          (3,697,789)      (3,740,402)
Aggregate adjustment resulting from translation of
    financial statement into U.S. dollars                                       (47,144)         (48,509)
Minimum pension liability adjustment                                           (248,248)        (248,248)
                                                                          --------------  ---------------
Total stockholders' equity                                                    2,335,287        2,291,309
                                                                          --------------  ---------------
  Total Liabilities and Stockholders' Equity                                 $4,745,576       $4,445,026
                                                                          ==============  ===============

See notes to consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended:
                                                   May 31, 1997    May 25, 1996
                                                   ------------    ------------

Net sales (Note 3)                                   $2,515,285     $2,512,567
Cost of sales                                         1,507,780      1,471,300
                                                     ----------     ----------

    Gross profit                                      1,007,505      1,041,267

Selling expense                                         385,551        448,928
General and administrative expense                      598,969        580,713
Research and development expense                             --             --
                                                     ----------     ----------

    Income from operations                               22,985         11,626

Other income, principally interest                       24,369         18,050
                                                     ----------     ----------
                                                         47,354         29,676
Other expense, principally interest                       3,445          2,319
                                                     ----------     ----------

Income before income taxes                               43,909         27,357
Provision for income taxes (Note 1)                       1,296          3,419
                                                     ----------     ----------

Net income                                           $   42,613     $   23,938
                                                     ==========     ==========

Weighted average number of common and common
common equivalent shares used in computation
of net income per share:
    Primary                                           2,660,038      2,651,519
    Fully Diluted                                     2,663,329      2,656,064
Net income per common and common equivalent share:
    Primary                                          $      .02     $      .01
                                                     ==========     ==========
    Fully Diluted                                    $      .02     $      .01
                                                     ==========     ==========

See notes to consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                          Three Months Ended:
                                                                     May 31, 1997  May 25, 1996
                                                                     ------------  ------------
Cash Flows from Operating Activities:
   Net income                                                         $    42,613     $  23,938
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                        48,511        42,314
      Loss on disposal of fixed assets                                         --         5,300
   Changes in operating assets and liabilities:
      Accounts receivable                                                  30,492      (287,117)
      Inventories                                                         (81,352)       62,109
      Prepaid expenses and other assets                                    (6,082)       26,820
      Net pension liability                                                27,300        12,300
      Accounts payable and accrued liabilities                            231,741        94,606
      Unearned revenue                                                     (5,856)      (13,466)
                                                                      -----------     ---------

Net cash provided by operating activities                                 287,367       (33,196)
                                                                      -----------     ---------

Cash Flows from Investing Activities:
   Capital expenditures                                                   (97,980)       (5,210)
                                                                      -----------     ---------

Net cash used in investing activities                                     (97,980)       (5,210)
                                                                      -----------     ---------

Cash Flows from Financing Activities:
   Notes payable                                                             (301)         (817)
                                                                      -----------     ---------

Net cash used in financing activities                                        (301)         (817)
                                                                      -----------     ---------

Net increase (decrease) in cash and cash equivalents                      189,086       (39,223)

Cash and cash equivalents at beginning of year                          1,125,589       739,460
                                                                      -----------     ---------

Cash and cash equivalents at end of period                            $ 1,314,675     $ 700,237
                                                                      ===========     =========

Supplemental Disclosures of Cash Flow and Non-cash Flow Information:
   Cash paid for interest                                             $     3,445     $   2,319
                                                                      ===========     =========

See notes to consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 1997

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

Operating results for the period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998. For further information, refer to the consolidated statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

B) Income Per Share

Net income per common share and common share equivalent is computed based on the weighted average number of common shares outstanding during the periods presented. Per share amounts include the effect of common stock equivalents comprised of stock options granted under the Company's qualified and non-qualified stock plans and warrants, except where the effect would be anti-dilutive.

C) Provision for Income Taxes

The provision for income taxes, on domestic operations, for periods ended May 31, 1997 and May 25, 1996 were calculated at an effective annual tax rate of 4.5% and 9%, respectively, reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". Provision for income taxes on foreign operations were estimated at 25%.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (continued)

NOTE 2 - INVENTORIES

The Company did not take a physical inventory as of May 31, 1997. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.

                                     May 31, 1997     February 28, 1997
                                     ------------     -----------------
                                     (unaudited)

Inventories consist of:

Raw materials                        $  739,734          $706,184
Work-in-process                         216,578           156,421
Finished goods                          106,998           119,353
                                     ----------          --------
   Total Inventories                  1,063,310           981,958
   Less: Allowance for
      obsolescence                       59,612            59,612
                                     ----------          --------
Net Inventories                      $1,003,698          $922,346
                                     ==========          ========

NOTE 3 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Three months ended May 31,1997, as compared with three months ended May 25, 1996.

Revenues

Sales of $2,515,285 for the first quarter ended May 31, 1997 were $2,718 or 0.1% above prior-year's sales of $2,512,567. The effect of the approximately 3.5% price increase in the quarter ended May 31, 1997 was partially offset by a continuing product mix change primarily to a lower price, lower feature orthotic product when compared with the quarter ended May 25, 1996.

Gross Profit

Gross profit for the current-year's first quarter was $1,007,505 (40.1% of sales), as compared to the prior-year's first quarter gross profit of $1,041,267 (41.4% of sales). The decrease was due primarily to lower volumes of higher priced, broader featured orthotic products and the effect of the product mix change referred to above.

Selling, General and Administrative Expenses

For the three months ended May 31, 1997, selling, general and administrative expenses decreased $45,121 or 4.4% to $984,520, from the prior-year's comparable quarter of $1,029,641. Decreased promotion expenses and other direct selling expenses associated with special product offerings versus the prior comparable period more than offset increases in salaries and consulting expenses in the quarter ended May 31, 1997.

Research and Development Expense

The Company incurred no research and development costs for the three months ended May 31, 1997 and May 25, 1996.

Other Income and Expense

Other income consists primarily of income generated from investments and service charge income generated from the Company's accounts receivable. Net other income was $20,924 for the first quarter of the current fiscal year as compared with $15,731 in the comparable prior-year's quarter, representing a 33.0% increase. Most of the increase was due to interest earned on increased cash balances.

Net Income

The Company earned $42,613 or $.02 per share for the recently-concluded quarter as compared to a net income of $23,938 or $.01 per share generated in the prior-year's first quarter. The favorable results were primarily due to lower operating expenses and increased interest income, more than offsetting lower gross profit versus the comparable prior fiscal period.

Liquidity and Capital Resources

Working capital, as of May 31, 1997, was $2,063,939 versus $2,049,766 at February 28, 1997, an increase of $14,173. While cash, inventory and other assets increased $189,086, $81,352 and $7,282, respectively, receivables decreased $30,492 and current liabilities increased $233,055.

Cash balances at May 31, 1997 of $1,314,675 were $189,086 above the February 28, 1997 balance of $1,125,589. The Company's accounts receivable decreased $30,492. Increasing this cash inflow were net income of $42,613, an increase in accounts payable and accrued liabilities of $231,741 and depreciation and amortization of $48,511.

The Company believes its capital position is adequate to meet anticipated cash needs for the next twelve months and beyond.

                                    Part II

                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        11. Statement Re: Computation of Per Share Earnings

        (b) Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          The Langer Biomechanics Group, Inc.
                                         ---------------------------------------
                                               (REGISTRANT)

DATE: July 7, 1997


                                      By:   /s/ GARY L GRAHN
                                         ---------------------------------------
                                         Gary L. Grahn
                                           President and Chief Executive Officer


                                      By:   /s/ THOMAS F. BELLEAU
                                         ---------------------------------------
                                         Thomas F. Belleau
                                           Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)