Form 10-Q
period 1997-08-30
LANGER BIOMECHANICS GROUP INC
filed 1997-10-01
CIK 725460

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 30, 1997

                                       or

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

               Registrant's telephone number, including area code
                                  (516)667-1200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.02 Par Value -- 2,585,281 shares as of September 22, 1997.

                                      INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION                                          PAGE

Item 1.     Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets --
             August 30, 1997 and February 28, 1997                           3

             Condensed Consolidated Statements of Operations --
             Three and Six Months ended August 30, 1997
             and August 24, 1996                                             4

             Condensed Consolidated Statements of Cash Flow --
             Six Months ended August 30, 1997 and August 24, 1996            5

             Notes to Condensed Consolidated Financial Statements --
             Six Months ended August 30, 1997                            6 - 7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8 - 9

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders             10

Item 6.     Exhibits and Reports on Form 8-K                                11

            Signatures                                                      11

PART I.           FINANCIAL INFORMATION

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                      Assets                            Aug. 30, 1997  Feb. 28, 1997
                                                                        -------------  -------------
                                                                         (unaudited)
Current Assets:
 Cash and cash equivalents                                               $ 1,192,950    $ 1,125,589
 Accounts receivable, net of allowance for doubtful
   accounts of $20,000 and $21,000                                         1,328,469      1,431,567
 Inventories, net (Note 2)                                                   966,203        922,346
 Other current assets                                                        253,080        279,558
                                                                         -----------    -----------
Total current assets                                                       3,740,702      3,759,060
Property and equipment, net                                                  672,313        507,195
Other assets                                                                 177,571        178,771
                                                                         -----------    -----------
                                                                         $ 4,590,586    $ 4,445,026
                                                                         ===========    ===========
                      Liabilities and Stockholders' Equity

Current Liabilities:
 Current maturities of notes payable                                     $         0    $       301
 Accounts payable                                                            288,524        341,078
 Account liabilities:
   Accrued payroll and related payroll taxes                                 306,254        299,519
   Other current liabilities                                                 741,531        677,669
 Unearned revenue - current                                                  394,147        390,727
                                                                         -----------    -----------
Total current liabilities                                                  1,730,456      1,709,294

Accrued pension expense                                                      341,915        287,315
Unearned revenue - long term                                                 152,114        151,732
Deferred income taxes                                                          5,363          5,376
                                                                         -----------    -----------
Total liabilities                                                          2,229,848      2,153,717
                                                                         -----------    -----------
Stockholders' Equity:
  Common stock, $.02 par value. Authorized 10,000,000 shares;
   outstanding 2,584,281 and 2,584,281 shares, respectively                   51,686         51,686
Additional paid-in capital                                                 6,276,782      6,276,782
Accumulated deficit                                                       (3,671,678)    (3,740,402)
Aggregate adjustment resulting from translation of financial statement       (47,804)       (48,509)
   into U.S. Dollars
Minimum pension liability adjustment                                        (248,248)      (248,248)
                                                                         -----------    -----------
Total stockholders' equity                                                 2,360,738      2,291,309
                                                                         -----------    -----------
                                                                         $ 4,590,586    $ 4,445,026
                                                                         ===========    ===========

See notes to consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three Months Ended:             Six Months Ended:
                                                    Aug. 30, 1997    Aug. 24, 1996  Aug. 30, 1997    Aug. 24, 1996
                                                    -------------    -------------  -------------    -------------
Net sales (Note 3)                                   $ 2,550,513      $2,714,268     $ 5,065,798      $5,226,836
Cost of sales                                          1,591,405       1,556,367       3,099,185       3,027,668
                                                     -----------      ----------     -----------      ----------

Gross profit                                             959,108       1,157,901       1,966,613       2,199,168

Selling expense                                          396,693         448,610         782,244         897,539
General and administrative expense                       552,300         573,679       1,151,269       1,154,392
Research and development expense                               0               0               0               0
                                                     -----------      ----------     -----------      ----------

Income from operations                                    10,115         135,612          33,100         147,237

Other income, principally interest                        14,064          16,709          38,433          34,759
                                                     -----------      ----------     -----------      ----------
                                                          24,179         152,321          71,533         181,996
Other expense, principally interest                        2,940           2,361           6,385           4,679
                                                     -----------      ----------     -----------      ----------

Income before income taxes                                21,239         149,960          65,148         177,317
Provision for income taxes (Note 1)                       (4,872)         22,617          (3,576)         26,035
                                                     -----------      ----------     -----------      ----------

Net income                                           $    26,111      $  127,343     $    68,724      $  151,282
                                                     ===========      ==========     ===========      ==========

Weighted average number of common and
common equivalent shares used in computation
of net income per share:
  Primary                                              2,671,957     2,671,856     2,667,408     2,661,772
  Fully Diluted                                        2,676,010     2,672,244     2,676,010     2,671,235

Net income per common and common equivalent share:
  Primary                                            $      0.01    $     0.05   $      0.03    $     0.06
  Fully Diluted                                      $      0.01    $     0.05   $      0.03    $     0.06

See notes to consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                           Six Months Ended:
                                                                      Aug. 30, 1997  Aug. 24, 1996
                                                                      -------------  -------------
Cash Flows from Operating Activities:
 Net income                                                            $    68,724    $ 151,282
 Adjustments to reconcile net income to cash provided by (used in)
  operating activities:
   Depreciation and amortization                                            97,314       82,240
   Deferred foreign tax provision                                                0       16,075
 Changes in operating assets and liabilities:
   Accounts receivable, net                                                103,098     (291,670)
   Inventories                                                             (43,857)      22,799
   Prepaid expenses and other assets                                        27,678       64,090
   Net pension liability                                                    54,600       24,600
   Accounts payable and accrued liabilities                                  6,336     (105,594)
   Unearned revenue                                                          3,802       (9,113)
   Disposal of fixed assets                                                      0        5,300
                                                                       -----------    ---------
Net cash provided by (used in) operating activities                        317,695      (39,991)
                                                                       -----------    ---------

Cash Flows from Investing Activities:
 Capital expenditures                                                     (250,033)     (35,456)
                                                                       -----------    ---------
Net cash used in investing activities                                     (250,033)     (29,075)
                                                                       -----------    ---------
Cash Flows from Financing Activities:
  Common stock options exercised                                                 0        2,344
  Notes payable                                                               (301)      (1,656)
                                                                       -----------    ---------
Net cash (used in) provided by financing activities                           (301)         688
                                                                       -----------    ---------
Net increase (decrease) in cash and cash equivalents                        67,361      (74,759)
                                                                       -----------    ---------
Cash and cash equivalents at beginning of year                           1,125,589      739,460
                                                                       -----------    ---------
Cash and cash equivalents at end of period                             $ 1,192,950    $ 664,701
                                                                       ===========    =========

Supplemental Disclosures of Cash Flow and Non-cash Flow Information:
  Cash paid for interest                                               $     6,386    $   4,680
                                                                       ===========    =========

See notes to consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 30, 1997

NOTE 1

           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

A)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-Q and Rule 10-0l of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the periods ended August 30, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998. For further information, refer to the consolidated statements and footnotes thereto for the fiscal year ended February 28, 1997 in the Company's 1997 Annual Report.

B)    Income per Share

Net income per share includes the effect of common stock equivalents comprised of incentive stock options granted under the Company's qualified stock option plan and non-qualified stock options.

C)    Provision for Income Taxes

The provision for income taxes, on domestic operations, for periods ended August 30, 1997 and August 24, 1996 were calculated at an effective annual tax rate of 4.5% reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". Provision for income taxes on foreign operations were estimated at 25%.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 2

The Company did not take a physical inventory as of August 30, 1997. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.

                                            August 30, 1997    February 28, 1997
                                            ---------------    -----------------
                                              (unaudited)

Inventories consist of:
Raw materials                                 $   728,560          $ 706,184
Work-in-process                                   168,715            156,421
Finished goods                                    123,266            119,353
                                              -----------          ---------

    Total Inventories                           1,020,541            981,958
    Less: Allowance for obsolescence              (54,338)           (59,612)
                                              -----------          ---------
Net Inventories                               $   966,203          $ 922,346
                                              ===========          =========

NOTE 3 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Three and six months ended August 30, 1997 as compared with three and six months ended August 24, 1996.

Revenues

Sales of $2,550,513 for the second quarter ended August 30, 1997 were 6.0% lower than the sales of $2,714,268 in the comparable prior-year quarter. Net sales of $5,065,798 for the six months ended August 30, 1997 were 3.1% lower than prior-period's sales of $5,226,836. Unit volume in the second quarter of fiscal 1998 decreased primarily as a result of a decision not to run certain promotions. When compared with the prior-year, second quarter sales were also adversely affected by a new product launch in that year. The decrease in second quarter sales this fiscal year versus prior-year more than offset gains in the first fiscal quarter.

Gross Profit

Gross profit for the current-year's second quarter was $959,108 (37.6% of sales) which represents a decrease from the comparable prior-year quarter's gross profit of $1,157,901 (42.7% of sales). Gross profit for the recently concluded six-month period of $1,966,613 (38.4% of sales) was lower than the comparable prior six-month period's gross profit of $2,199,168 (42.1% of sales). The gross profit reduction, primarily in the second quarter of fiscal 1998, is due to the volume decrease and production problems in the U.K. facility associated with staff turnover and training.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the recently ended quarter were $948,993 compared to $1,022,289 in the comparable prior-year period, a 7.2% decrease. Expenses for the six months were $1,993,513 compared with $2,051,931 in the prior comparable period, accounting for a 5.8% decrease. The decrease in selling, general and administrative expense was primarily the result of reduced salaries and related benefits, the elimination of grant monies, partially offset by increased consulting expense in fiscal 1998 versus fiscal 1997.

Research and Development Expense

The Company incurred no research and development costs for the three months and six months ended August 30, 1997. In-house research and development costs are included under "Selling Expenses".

Other Income and Expenses

Other income consists primarily of income generated from investments and service charge income generated from the Company's accounts receivable and seminar fees. Net other income was $11,124 for the second quarter of the current fiscal year as compared with $14,348 in the comparable prior year's quarter, representing a 22.5% decrease. For the six months, net other income was $32,048 this year versus $30,080 or a 6.5% increase.

Provision for Income Taxes

The Company has provided an effective tax rate of 4.5% (US operations) of pre-tax profits after utilizing available net operating loss carryforward and taking into account the "Alternative Minimum Tax". Taxes for the UK operations were estimated at 25% of pre-tax profit.

Net Income

The Company earned $26,111 or $.01 per share for the recently concluded quarter as compared to a gain of $127,343 or $.05 per share generated in the prior-year's quarter. Six month's net profit of $68,724 or $.03 per share compares with a profit of $151,282 or $.06 per share in the prior-year's comparable period.

Liquidity

Working capital, as of August 30, 1997, was $2,010,246 versus $2,049,766 at February 28, 1997, a decrease of $39,520. Cash was provided by a decrease in receivables (103,128) and an increase in accounts payable and liabilities ($60,936). Capital expenditures totaled $250,033 for the six months ended August 30, 1997

Cash balances at August 30, 1997, of $1,192,950 were $67,391 above the February 28, 1997 balance of $1,125,589.

As of July 31, 1997, the Company renewed and increased the revolving credit line from $750,000 to $1,500,000, for an additional year (August 1, 1997 - July 31,
1998) at an interest rate of prime plus 0.5%, from NBD Bank, but to date has not found it necessary to use this credit line.

Part II           OTHER INFORMATION

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security-Holders.

      Reference is made to an annual meeting of shareholders held on September 23, 1997, where the following occurred:

      1. Kenneth Granat, Gary L. Grahn, Justin Wernick and Thomas I. Altholz were re-elected as Directors.

      2.    Deloitte & Touche LLP was re-appointed as the Company's auditors.

      3. The votes cast, in person and by proxy, on the motion to elect directors were as follows:

                                        For              Withhold Authority
            Kenneth Granat              2,346,982        1,280
            Gary L. Grahn               2,346,982        1,280
            Dr. Justin Wernick          2,347,782        1,480
            Thomas I. Altholz           2,346,882        1,380

      4. The votes cast, in person and by proxy, on the motion to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company were as follows:

            Votes for         2,329,624
            Votes against        15,100
            Abstained             2,258

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      11    Statement Re: Computation of Per Share Earnings

      (b)   Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                   The Langer Biomechanics Group, Inc.


                                       ----------------------------
                                              (REGISTRANT)

DATE:    September 26, 1997


                                   By: /s/ GARY L. GRAHN
                                       ----------------------------
                                       Gary L. Grahn
                                           President and Chief Executive Officer


                                   By: /s/ THOMAS F. BELLEAU
                                       ----------------------------
                                       Thomas F. Belleau
                                           Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)