Form 10-Q
period 1997-11-29
LANGER BIOMECHANICS GROUP INC
filed 1997-12-29
CIK 725460

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      __________

                                      FORM 10-Q

   [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the quarterly period ended November 29, 1997

                                          or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                           Commission file number  0-12991


                         THE LANGER BIOMECHANICS GROUP, INC.
                         ------------------------------------
               (Exact name of registrant as specified in its charter.)

                   NEW YORK                           11-2239561
          -------------------------------        ---------------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization.)         Identification No.)


                        450 COMMACK ROAD, DEER PARK, NY  11729
                 ----------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)

                                    (516) 667-1200
                  --------------------------------------------------
                  Registrant's telephone number, including area code

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

Common Stock,  $.02 Par Value -- 2,585,281 shares as of  December 23, 1997.

                                 INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES


PART I.       FINANCIAL INFORMATION                                 PAGE

Item 1.       Financial Statements (Unaudited)

    Consolidated Balance Sheets -- November 29, 1997
       and February 28, 1997                                         3

    Consolidated Statements of Operations --
         Three and Nine Months ended November 29, 1997
         and November 23, 1996                                       4

    Consolidated Statements of Cash Flows --
         Nine Months ended November 29, 1997
         and November 23, 1996                                       5

    Notes to Consolidated Financial Statements                      6 - 7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                         8 - 9


PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                             10

    Signatures                                                        11

PART I.  FINANCIAL INFORMATION

                    THE LANGER BIOMECHANICS GROUP, INC. AND
                                  SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      NOV. 29, 1997     FEB. 28, 1997
                                                      -------------     -------------
                                                       (UNAUDITED)
                Assets
Current Assets:
  Cash and cash equivalents........................      $1,294,371       $1,125,589
  Accounts receivable, net of allowance for
    doubtful accounts of $27,000 and $21,000.......       1,342,956        1,431,567
  Inventories, net (Note 2)........................       1,006,463          922,346
  Other current assets.............................         280,429          279,558
                                                         ----------       ----------
Total current assets...............................       3,924,219        3,759,060
Property and equipment, net........................         722,366          507,195
Other assets.......................................         177,571          178,771
                                                         ----------       ----------
                                                         $4,824,156       $4,445,026
                                                         ----------       ----------
                                                         ----------       ----------
     Liabilities and Stockholders' Equity
Current Liabilities:
  Current maturities of notes payable..............      $   --           $      301
  Accounts payable.................................         340,337          341,078
  Account liabilities:
    Accrued payroll and related payroll taxes......         282,427          299,519
    Other current liabilities......................         878,028          677,669
  Unearned revenue--current........................         398,724          390,727
                                                         ----------       ----------
Total current liabilities..........................       1,899,516        1,709,294

Accrued pension expense............................         245,077          287,315
Unearned revenue--long term........................         150,713          151,732
Deferred income taxes..............................           5,567            5,376
                                                         ----------       ----------
Total liabilities..................................       2,300,873        2,153,717
                                                         ----------       ----------
Stockholders' Equity:
  Common stock, $.02 par value.
  Authorized 10,000,000 shares;
  outstanding 2,585,281and $2,584,281 shares,
  respectively.....................................          51,706           51,686
Additional paid-in capital.........................       6,277,543        6,276,782
Accumulated deficit................................      (3,513,218)      (3,740,402)
Aggregate adjustment resulting from
  foreign currency translation.....................         (44,500)         (48,509)
Minimum pension liability adjustment...............        (248,248)        (248,248)
                                                         ----------       ----------
Total stockholders' equity.........................       2,523,283        2,291,309
                                                         ----------       ----------
                                                         $4,824,156       $4,445,026
                                                         ----------       ----------
                                                         ----------       ----------

    See notes to consolidated financial statements.

                            THE LANGER BIOMECHANICS
                          GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                             OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED:          NINE MONTHS ENDED:
                                                          --------------------------  --------------------------
                                                            NOV. 29,      NOV. 23,      NOV. 29,      NOV. 23,
                                                              1997          1996          1997          1996
                                                          ------------  ------------  ------------  ------------
Net sales (Note 1)......................................   $2,586,395    $2,835,890    $7,652,193    $8,062,726
Cost of sales...........................................    1,551,096     1,614,459     4,650,279     4,642,127
                                                          ------------  ------------  ------------  ------------
Gross profit............................................    1,035,299     1,221,431     3,001,914     3,420,599
Selling expense.........................................      366,891       522,317     1,149,135     1,419,856
General and administrative expense......................      514,349       574,768     1,665,619     1,729,160
                                                          ------------  ------------  ------------  ------------
Income from operations..................................      154,059       124,346       187,160       271,583
Other income, principally interest......................       16,163         6,300        54,596        41,059
                                                          ------------  ------------  ------------  ------------
                                                              170,222       130,646       241,756       312,642
Other expense, principally interest.....................        2,653         2,211         9,039         6,890
                                                          ------------  ------------  ------------  ------------
Income before income taxes..............................      167,569       128,435       232,717       305,752
Provision for income taxes (Note 1).....................        9,109        17,999         5,533        44,034
                                                          ------------  ------------  ------------  ------------
Net income..............................................   $  158,460    $  110,436    $  227,184    $  261,718
                                                          ------------  ------------  ------------  ------------
                                                          ------------  ------------  ------------  ------------
Weighted average number of common and
common equivqlent shares used in computation
of net income per share:
  Primary...............................................    2,662,780     2,667,726     2,666,665     2,663,814
  Fully Diluted.........................................    2,660,507     2,656,468     2,659,840     2,655,192

Net income per common and comon equivalent share:
  Primary...............................................   $     0.06    $     0.04    $     0.09    $     0.10
  Fully Diluted.........................................   $     0.06    $     0.04    $     0.09    $     0.10

    See notes to consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                         NINE MONTHS ENDED:
                                                                     --------------------------
                                                                       NOV. 29,      NOV. 23,
                                                                         1997          1996
                                                                     ------------  ------------
Cash Flows from Operating Activities:
  Net income.......................................................   $  227,184    $  261,718
  Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
    Depreciation and amortization..................................      134,360       141,161
    Deferred foreign tax provision.................................            0        28,389
  Changes in operating assets and liabilities:
    Accounts receivable, net.......................................       88,611      (305,300)
    Inventories....................................................      (84,117)      (17,957)
    Prepaid expenses and other assets..............................          329       (34,850)
    Net pension liability..........................................      (42,238)        4,503
    Accounts payable and accrued liabilities.......................      163,902        85,052
    Unearned revenue...............................................       23,022         6,639
    Disposal of fixed assets.......................................            0         5,300
                                                                     ------------  ------------
Net cash provided by (used in) operating activities................      511,053       174,655
                                                                     ------------  ------------
Cash Flows from Investing Activities:
Capital expenditures...............................................     (342,751)      (59,856)
                                                                     ------------  ------------
Net cash used in investing activities..............................     (342,751)      (59,856)
                                                                     ------------  ------------
Cash Flows from Financing Activities:
Common stock options exercised.....................................          781         2,344
Notes payable......................................................         (301)       (2,519)
                                                                     ------------  ------------
Net cash (used in) provided by financing activities................          480          (175)
                                                                     ------------  ------------
Net increase (decrease) in cash and cash equivalents...............      168,782       114,624
                                                                     ------------  ------------
Cash and cash equivalents at beginning of year.....................    1,125,589       739,460
                                                                     ------------  ------------
Cash and cash equivalents at end of period.........................   $1,294,371    $  854,084
                                                                     ------------  ------------
                                                                     ------------  ------------
Supplemental Disclosures of Cash Flow and Non-cash Flow Information:
Cash paid for interest.............................................   $    9,039    $    6,890
                                                                     ------------  ------------
                                                                     ------------  ------------

    See notes to consolidated financial statements.

                THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

A)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended February 28, 1997 in the Company's 1997 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the periods ended November 29, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998.

B)  Net Income per Share

Net income per share includes the effect of common stock equivalents comprised of incentive stock options granted under the Company's qualified stock option plan and non-qualified stock options.

C)  Provision for Income Taxes

The provision for income taxes, on domestic operations, for periods ended November 29, 1997 and November 23, 1996 were calculated at an effective annual tax rate of 4.5% and 9%, respectively, reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". Provision for income taxes on foreign operations were estimated at 25%.

                THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 2        INVENTORY

The Company did not take a physical inventory as of November 29, 1997. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.


                                                    November 29, 1997         February 28, 1997
                                                    -----------------         -----------------
                                                       (unaudited)
Inventories consist of:

Raw materials................................          $    754,041               $   706,184
Work-in-process..............................               186,858                   156,421
Finished goods...............................               119,902                   119,353
                                                       ------------               -----------
     Total Inventories.......................             1,060,801                   981,958
      Less: Allowance for obsolescence.......               (54,338)                  (59,612)
                                                       ------------               -----------
Net Inventories..............................          $  1,006,463               $   922,346
                                                       ------------               -----------
                                                       ------------               -----------

NOTE 3        STOCK OPTIONS

The following summarizes stock option activity for the quarter ended November 29, 1997:

    Granted...................................        25,000
     Exercise Price...........................       $ 1.875
    Exercised.................................         1,000
     Exercise Price...........................       $  .781
    Options Cancelled/Expired/Terminated......          None

NOTE 4         SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been higher in the warmer months of the year.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                     OPERATIONS

Three and nine months ended November 29, 1997 as compared with three and nine months ended November 23, 1996.

Revenues

Sales of $2,586,395 for the third quarter ended November 29, 1997 were 8.8% lower than the sales of $2,835,890 in the comparable prior-year quarter. Net sales of $7,652,193 for the nine months ended November 29, 1997 were 5.1% lower than prior-period's sales of $8,062,726. Decreased revenues resulted from decreased volume offset partially by an approximately 4% sales price increase for goods and services effective at various times in October and November of 1996.

Gross Profit

Gross profit for the current-year's third quarter was $1,035,299 (40.0% of sales) which represents a 15.2% decrease from the comparable prior-year quarter's gross profit of $1,221,431 (43.1% of sales). Gross profit for the recently concluded nine-month period of $3,001,914 (39.2% of sales) was 12.2% lower than the comparable prior nine-month period's gross profit of $3,420,599 (42.4% of sales). The year-to-date decrease was mostly due to decreased unit volume together with manufacturing problems occurring in the second quarter of this fiscal year in the Company's facility in the UK.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the recently ended quarter were $881,240 compared to $1,097,085 in the comparable prior-year period, a 19.7% decrease. Expenses for the nine months ended November 29, 1997, were $2,814,754 compared with $3,149,016 in the prior comparable period, accounting for a 10.6% decrease. Decreased expenses were due primarily to decreased selling expense in fiscal 1998 associated with reduced sales promotion efforts and decreased marketing staff, reflecting the Company's decision to contain costs in this area.

Other Income - Net

Other income consists primarily of income generated from investments and service income generated from the Company's accounts receivable offset partially by expenses of non-operating services. Net other income of $13,510 for the recently-concluded quarter was 230.4% more than the comparable prior-year quarter's other income of $4,089.

Other income of $45,557 for the nine-month period was 33.3% more than the $34,169 achieved for the comparable prior nine-month period.

Provision for Income Taxes

The Company has provided an effective tax rate of 4.5% (US operations) of pre-tax profits after utilizing available net operating loss carryforwards and taking into account the "Alternative Minimum Tax". Taxes for the UK operations were estimated at 25% of pre-tax profit.

Net Income


The Company earned $158,460 or $0.06 per share for the recently concluded quarter as compared to $110,436 or $0.04 per share generated in the prior-year's quarter. Nine month's net profit of $227,184 or $0.09 per share compares with $261,717 or $0.10 per share in the prior-year's comparable period. The effect on profit of the unit volume decrease was nearly offset by improved control of manufacturing costs, reduced marketing staff and sales promotion expenses, and the sales price increase for the nine month period ended November 29, 1997, versus prior-year's comparable period. Profits for the three month period ended November 29, 1997 increased versus prior-year's comparable period primarily due to improved manufacturing operations in the UK and reduced marketing expenses.

Liquidity

Working capital, as of November 29, 1997, was $2,024,703 versus $2,049,766 at February 28, 1997, a decrease of $25,063.

Increases in cash from decreases in accounts receivable were more than offset by increases in current liabilities.

The Company believes its capital position is adequate to meet anticipated cash needs for the next twelve months and beyond.

As of July 31, 1997, the Company has renewed and increased a revolving credit line from $750,000 to $1,500,000 for an additional year (August 1, 1997 - July 31, 1998) at an interest rate of prime plus 0.5%, from NBD Bank. The Company has not drawn against the credit line during the nine month period ended November 29, 1997.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports Form 8-K

    (a)   Exhibits

          11.   Statement Re:  Computation of Per Share Earnings

          27.   EDGAR financial data schedule

    (b)   Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended November 29, 1997.

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

                                  The Langer Biomechanics Group, Inc.

                                   -----------------------------------
                                       (REGISTRANT)

DATE:  December 23, 1997

                                  By: /s/   GARY L. GRAHN
                                     ------------------------
                                      Gary L. Grahn
                                       President and Chief Executive Officer


                                  By: /s/   THOMAS F. BELLEAU
                                     ---------------------------
                                      Thomas F. Belleau
                                        Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)