Form 10-K
period 1998-02-28
LANGER BIOMECHANICS GROUP INC
filed 1998-05-28
CIK 725460

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

                   For the fiscal year ended February 28, 1998
                                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-12991
                                               -------

                       THE LANGER BIOMECHANICS GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              New York                            11-2239561
     ----------------------------            ----------------------
     (State or other jurisdiction            (I.R.S. employer iden-
         of incorporation or                   tification number)
            organization)

                   450 Commack Road, Deer Park, New York 11729
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

YES |X|   NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of May 19,1998, the aggregate market value of voting stock held by non-affiliates of the Registrant was $2,328,938 as computed by reference to the average bid and ask prices of the stock (1 3/8) multiplied by the number of shares of voting stock outstanding on May 19,1998 held by non-affiliates (1,634,261).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 19, 1998.

Class of Common Stock         Outstanding at May 19, 1998
---------------------         ---------------------------

Common Stock, par value             2,585,281 shares
$.02 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                                     PART I

ITEM 1. BUSINESS

General

      The Langer Biomechanics Group, Inc. ("LBG" or the "Company") is engaged in the design, manufacture and marketing of foot and gait-related biomechanical products. The Company's largest product line, custom-made, prescription orthotic devices, accounted for approximately 84.9 % of revenues for the fiscal year ended February 28, 1998. Foot orthoses are contoured molds made from plastic, graphite, leather or composite materials, which are placed in patients' shoes to
(i) correct or mitigate abnormalities in their gait and (ii) relieve symptoms associated with foot or postural malalignment. These devices function by maintaining the proper relationships between a patient's forefoot, rearfoot, leg and horizontal walking surface. To the Company's knowledge, it has the greatest overall unit volume and revenue in the custom foot orthoses industry. The Company's customers are primarily podiatrists, and also include orthopedists, physical therapists and Orthotic & Prosthetic ("O&P") centers. The Company also makes ankle foot orthoses ("AFO"), boot-like devices which assist individuals afflicted with neurological impairments, foot deformities and injuries to achieve a more natural gait.

      In addition to its line of orthotics products, the Company has developed and markets a number of other products that help treat biomechanical medical problems related to feet and gait, including:

o A proprietary medical grade soft tissue cushioning material named PPT(R), which the Company believes provides superior protection against forces of pressure, shock and shear. PPT conforms and bonds to a broad array of orthotic and prosthetic devices, braces and assemblies; and

o The Pediatric Counter Rotation System ("CRS"(R)), a device which corrects in-toe/out-toe disorders of infancy, while allowing unrestricted movement of the feet and legs.

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

      Sales by product category of the Company as derived from its accounting records are set forth below (dollars in thousands):


                                                      Fiscal  Years Ended:
                                            -------------------------------------
                                            Feb. 28,  Feb. 28,  Feb. 29,  Feb. 28,
Product Category                              1998      1997      1996      1995
----------------                            -------------------------------------
Custom Orthoses                              $8,618    $8,994    $8,652    $8,746

PPT Products                                  1,281     1,085     1,121     1,168

Counter Rotation System ("CRS")                 111       129       165       207

Materials and Other (including Superform)       146       307       175       194

Discontinued Product Line                        --        --        --       152
                                            -------   -------   -------   -------

Total                                       $10,156   $10,515   $10,113   $10,467
                                            =======   =======   =======   =======

      Export and foreign sales constituted approximately 26%, 25% and 24% of revenues for the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively.

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

      During the twelve months ended February 28, 1998, sales of orthotic products totaled $8,618,000, compared to $8,994,000 for the twelve months ended February 28, 1997. Decreased revenues resulted from a decreased unit volume from the elimination of marginal accounts and a shift in doctor preference toward lower priced orthoses.

      While sales were primarily made to practitioners within the United States, the Company also sold its orthotic products in approximately thirty-two foreign countries. No single orthotic customer presently accounts for more than 1% of the Company's annual sales. The primary market for custom orthotic devices is podiatrists who prescribe such devices for their patients. There are approximately l2,800 practitioners of podiatry licensed in the United States. Orthotic devices are also sold to other health care professionals, such as orthopedists, engaged in the treatment of the foot. The cost of the device to the patient is typically included by the practitioner as part of his fee for treatment. The Company does not sell the devices directly to the user-patient. Orthotic devices are made in the Company's three facilities in Deer Park, New York; Brea, California; and Stoke-on-Trent, England. The prescribing practitioner furnishes plaster impression casts of the patient's feet and necessary clinical information on an appropriate prescription order form. In addition to its six-month warranty, the Company offers an optional "Protect Program" at an additional cost of $55 per pair of orthoses. Under the program, the

Company will repair or replace the orthotics at no charge, or at a reduced charge, during the first 24 months following sale.

      Biomechanical orthotic devices can be fabricated with different functional capabilities and from various materials, depending upon the requirements of the patient. The Company has designed orthotic devices to address the needs of particular segments of the market. For example, the general interest in physical fitness has resulted in demand for orthotic devices and it has heightened the awareness of the importance of proper foot function and foot care. To address this segment of the market, the Company manufactures an extensive line of orthotics called Sporthotics(R), designed for the specific needs of runners and other sport-specific athletes, including football, basketball and tennis players. Other specialized products include: Healthflex(R) (designed for the needs of aerobic dance, walking and exercise enthusiasts), DesignLine(R) (a functional orthotic designed to fit into dress shoes, such as high fashion shoes and loafers which cannot accommodate a full-size orthotic), DressFlex(TM) (a unique proprietary device for use in women's high-heeled shoes), Slimthotics(R) (designed to fit into shoes, such as high heels and ballet slippers), Lyte Fit(R) (ultra-thin and lightweight devices made from LBG's exclusive Superform(R) carbon graphite material), the Golden Series(TM) (designed for the needs of active individuals who are over 50 years of age), Bioflex(R) (devices suitable for younger, more active individuals), BlueLine(TM) (a flexible, durable, accommodative device that provides a moderate level of control), D.S.I.S.(R) (a patented device for the effective treatment of pediatric flat foot), and Diab-A-Thotics(R) (designed to meet the needs of diabetic patients in the growing diabetic population).

      An additional product line called "FirstChoice" was introduced in fiscal 1995 in order to address price-sensitive market areas, including managed care organizations. The product offering is limited to several basic products and has flat rate pricing. The manufacturing and service areas are also limited in order to reduce costs.

      Superform(R) is a proprietary composite material believed to be superior to other composite materials available for orthotic fabrication. Superform was first introduced in fiscal 1994 in several of the Company's orthotic products due to its strength and mouldability. During fiscal 1995, the Company began to market Superform to other orthotic labs.

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

PPT(R) Products

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

      Sales of PPT products for the twelve months ended February 28, 1998 were $1,281,000 versus $1,085,000 in the prior fiscal year. The increase is attributable to an increase in sales through key distributors, and the addition of several new accounts.

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

The Pediatric Counter-Rotation System ("CRS")

      The Company introduced the CRS(R) device in fiscal 1987 for the correction and management of a variety of in-toe and out-toe disorders of infancy. The disorders manifest themselves in an excessive angle, either inward or outward, from that which is normal in the relationship of the foot to the direction of movement.

      Sales for CRS totaled $111,000 during the twelve months ended February 28, 1998 compared to sales of $129,000 in the prior twelve-month period. The decrease in revenues resulted from a reduced level of direct promotion with a shift toward wholesale sales to distributors in the United States and overseas.

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

      Management continues to utilize a number of marketing and operational initiatives to promote awareness of and incentives to purchase Company orthotic products. These include a volume incentive program ("VIP") and a practice building program. Also, the Company's marketing program entails the sponsorship of seminars. It includes a comprehensive program in biomechanics and gait analysis coupled with addressing the cost effectiveness of orthotic therapy.

Research and Development

      The Company incurred no research and development costs for the twelve months ended February 28, 1998 and February 28, 1997. The Company also incurred no research and development costs for the twelve months ended February 29, 1996, except in connection with an in-house CAD-CAM project that was discontinued, which resulted in a $499,000 write-off in such fiscal year. The Company does not expect to incur significant research and development costs in the future.

Patents and Trademarks

      The Company believes that patent and trademark protection are beneficial. It holds 13 patents, 111 trademarks and 9 copyrights. Various patents and trademarks are held in 12 countries. The Company has exclusive licenses to three types of orthotic devices which are patented in the United States and several foreign countries. In addition, patents have also been granted to a third party in the United States and numerous foreign countries with respect to the CRS (as to which the Company has exclusive marketing rights).

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

Employees

      At March 1, l998, the Company had 145 employees, of which 92 were located in Deer Park, New York, 27 in Brea, California, and 26 in Stoke-on-Trent, England. The Stoke-on-Trent facility is operated by a 75% owned subsidiary of the Company. Included among the Deer Park employees are the three executive officers of the Company, including the Company's co-founder who is a licensed Doctor of Podiatric Medicine and a faculty member of the New York School of Podiatric Medicine.

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

      The consultants test and evaluate the Company's products, act as speakers for the Company at symposiums and professional meetings, generally participate in the development of the Company's products and services and disseminate information about them. The Company also relies on practitioners in various parts of the country to act as field evaluators of the Company's products.

Seasonality

      Revenue derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

ITEM 2. PROPERTIES

      The Company's executive offices, and its primary manufacturing facilities, are located in Deer Park, New York. The Deer Park facility is leased through July 31, l999, with a four year extension option, and with monthly lease payments of $23,414. The Company also leases space in Brea, California (manufacturing facility) and Northbrook, Illinois (prior sales office), under separate leases which expire through December 31, 1998, and with aggregate monthly lease payments of $8,265. The Northbrook Illinois facility was closed in October 1996 with the space sublet at $1,200 per month or approximately $150 per month below the Company's lease cost. This sub-lease expires at the end of the Company's lease on July 31, 1998. A 75% owned subsidiary of the Company currently leases facilities in Stoke-on-Trent, England under a lease expiring December 31, 1998 and for which it currently pays $1,550 (at the current exchange rate) per month. The Company believes that its manufacturing facilities are suitable and adequate and provide the productive capacity necessary for its current and reasonably foreseeable future needs. The Company believes that while these manufacturing facilities are being adequately utilized, they could be more fully utilized (e.g. with extended night shift operations) should this become necessary.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

      The Registrant's common stock, par value $.02 per share ("Common Stock"), is traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol GAIT. The following table sets forth the high and low closing bid prices for the Common Stock for the fiscal years ended February 28, 1997 and February 28, 1998. The NASDAQ quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.


Twelve Months Ended February 28, 1997        High        Low
-------------------------------------        ----        ---

1st quarter .......                          1 7/8       1 1/2
2nd quarter .......                          2 1/4       1 5/8
3rd quarter .......                              2       1 5/8
4th quarter .......                          2 1/8       1 9/16


Twelve Months Ended February 28, 1998        High        Low
-------------------------------------        ----        ---

1st quarter .......                          1 7/8       1 5/8
2nd quarter .......                          2 1/4       1 11/16
3rd quarter .......                              2       1 7/16
4th quarter .......                          1 3/4       1 13/32

      On February 28, 1998, there were approximately 300 holders of record of the Common Stock. However, this figure is exclusive of all owners whose stock is held beneficially or in "street" name. Based on information supplied by various securities dealers, the Company believes that there are in excess of 650 shareholders in total, including holders of record as well as those whose shares are beneficially held.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                          (In thousands, except per share data.)

                                                                     Fiscal Year Ended:
                                                   -----------------------------------------------------
                                                   Feb. 28,   Feb. 28,    Feb 29,    Feb. 28,    Feb. 28,
                                                     1998       1997       1996       1995        1994
                                                   -------    -------    -------     -------     -------
Consolidated Statement of Operations:

   Net sales                                       $10,156    $10,515    $10,113     $10,467     $11,664

   Income (loss) before non-recurring charges
      and income taxes                                 370        331        113        (266)       (950)

   Non-recurring charges:
    Discontinuance of CAD-CAM project                   --         --       (499)         --          --
    Lab closings, write down of selected assets
      and legal fees                                    --         --        (49)       (363)         --

   Income (loss) before income taxes                   370        331       (435)       (629)       (950)

   Provision for (benefit from) income taxes             5         28         (2)          8          13

   Net income (loss)                                   365        303       (433)       (637)       (963)

   Earnings per share:

   Income (loss) before non-recurring charges
      and income taxes                                 .14        .12        .04        (.11)       (.38)

   Non-recurring charges:
    Discontinuance of CAD-CAM project                   --         --       (.19)         --          --
    Lab closings, write down of selected assets
      and legal fees                                    --         --       (.02)       (.14)         --

   Net income (loss) per common share:
        Basic                                          .14        .12       (.17)       (.25)       (.38)
        Diluted                                        .14        .11       (.17)       (.25)       (.38)

Weighted average number of common shares:
        Basic                                        2,585      2,583      2,568       2,547       2,547
        Diluted                                      2,658      2,666      2,568       2,547       2,548

Cash dividends per share                                --         --         --          --          --

Consolidated Balance Sheets:

   Working Capital                                   2,090      2,050      1,576       1,456       1,871

   Total Assets                                      4,848      4,445      4,035       4,535       5,426

   Long-term Indebtedness
    (excluding current maturities)                     375        444        430         482         551

   Stockholders' Equity                              2,663      2,291      1,978       2,311       2,850

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements of Operations:

      The Company's net sales of $10,156,000 for the twelve months ended February 28, 1998 were 3.4 percent below net sales of $10,515,000 for the twelve months ended February 28, 1997. Net sales in fiscal 1997 were 4.0 percent above net sales of $10,113,000 for the twelve months ended February 29, 1996.

      Sales of orthotic products, which accounted for 84.9 percent of the Company's fiscal 1998 sales, decreased by approximately $376,000 or 4.2 percent to approximately $8,618,000 in the most recent twelve-month period. Decreased revenues resulted from decreased unit volume from the elimination of marginal accounts and a shift in doctor preference toward lower priced orthoses, partially offset by an earlier unit price increase. Sales of orthotic products in fiscal 1997 increased by $342,000 or 4.0 percent to $8,994,000 from fiscal 1996. Increased revenues resulted from increased unit volume which more than offset a shift in doctor preferences toward lower priced orthoses. A unit price increase equal to approximately 3.5 percent on an annual basis became effective at the end of October, 1996.

      Sales of PPT (the Company's soft tissue supplement material) for the recent twelve months were $1,281,000, which increased by $196,000 or 18.1 percent from sales in the prior fiscal year. The increase in PPT sales over the prior fiscal year was due to the addition of several larger volume accounts. For the year ended February 28, 1997, sales were $1,085,000, representing a 3.2 percent decrease of $36,000 from the prior year. The decrease was due to an increased level of competition.

      Sales of the Counter Rotation System ("CRS"(R)) were $111,000 for the twelve months ended February 28, 1998, representing a $18,000 or 14.0 percent decrease from the prior twelve-month period. Sales for fiscal 1997 declined by $36,000 or 21.8 percent from the prior fiscal year. The decreased revenue resulted from a reduced level of direct promotion together with a shift toward wholesale sales to distributors in the United States and overseas.

      Gross profit (net sales less cost of sales) as a percentage of sales decreased from 41.5 percent for the twelve months ended February 28, 1997 to
40.0 percent for the recent twelve-month period. The decreased gross profit percentage resulted from increased manufacturing overhead on reduced unit sales in United States operations, and increased labor costs in United Kingdom operations. Gross profit as a percentage of sales increased from 40.5 percent for the twelve months ended February 29, 1996 to 41.5 percent for the year-end February 28, 1997. The increased gross profit percentage resulted from increased labor efficiencies, higher unit volumes and the sales price increase.

      For the current fiscal year, selling expenses decreased by $332,000, and general and administrative expenses decreased by $18,000, compared to the prior twelve-month period. These reductions were due to lower promotional expense and tighter controls over operational expenditures and staff reductions. For the twelve-month period ended February 28, 1997, selling, general and administrative expenses increased by $14,000 from the prior year's expense of $4,080,000. Expense increases were due primarily to higher promotion expense in fiscal 1997. However, as a percent of sales, these expenses were down to 38.9% versus 40.3% in the prior fiscal year.

      The Company incurred no research and development expenses in fiscal 1998 or fiscal 1997. All related costs ($499,000) associated with the decision to discontinue the in-house CAD-CAM project were written off during fiscal 1996.

      Interest income for the recent twelve-month period of $53,000 increased $3,000 from the prior twelve-month period. Interest income of $49,000 for fiscal 1997 was above fiscal 1996. This was primarily due to higher cash balances and more effective short-term investment of excess cash.

      Other income for fiscal year 1998 was $13,000. For the twelve months ended February 28, 1997 and February 29, 1996, other income was $20,000 and $14,000, respectively.

      For the year ended February 28, 1998, the Company had net income of $365,000 compared with a profit of $303,000 for the prior fiscal year. Income increased due to increased sales of PPT, the sales price increase on orthotic products for the full fiscal year, reduced selling expenses and a lower effective tax rate.

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

Liquidity and Capital Resources

      Working capital as of February 28, 1998 increased $40,000 to $2,090,000 from $2,050,000 at February 28, 1997. The increase is due to increases in cash, inventories and prepaid expenses of $63,000, $117,000 and $32,000, respectively, as well as decreases in accrued payroll liabilities and other current liabilities of $18,000 and $19,000, respectively. The increase is offset by an increase in accounts payable and a decrease in accounts receivable of $138,000 and $71,000, respectively.

      Cash balances at February 28, 1998 of $1,189,000 were $63,000 above the prior year-end balance of $1,126,000.

      The Company anticipates that cash generated from operations as well as existing funds will be adequate to finance its present and contemplated future level of operations for a period of at least twelve months.

Revolving Credit

      The Company has a one year (August 1, 1997 - July 31, 1998) agreement for revolving credit of $1,500,000, at an interest rate of prime plus 2 percent, from a bank, but to date has not found it necessary to use this credit line. The agreement contains, among other items, restrictions relating to incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company.

Seasonality

      Revenue derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, has historically been significantly higher in the warmer months of the year.

Inflation

      The Company has in the past been able to increase the prices of its products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, and anticipates that it will be able to continue to do so in the future.

Recent Pronouncements of the Financial Accounting Standards Board

      Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and SFAS No. 131, "Disclosures about Segments of an Enterprise as Related Information" ("SFAS No. 131") . SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a set of financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about reportable operating segments on the basis that is used internally for evaluating segment performance and allocating segment resources. These statements are effective for fiscal years beginning after December 15, 1997. The Company does not expect that the adoption of SFAS No. 130 and 131 will have a material effect on the Company's consolidated financial statements.

Year 2000 Compliance

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

      The Company is taking steps to ensure that all software used in the Company's internal systems will manage data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results. New computer systems are being implemented that will substantially insure that the Company's operating systems are not subject to Year 2000 transition problems. However, there can be no assurance that problems will not surface that the Company is currently unaware of.

      In addition, the Company is in the process of communicating with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Begins on the next page.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
             Index to Consolidated Financial Statements and Schedule
           February 28, 1998, February 28, 1997 and February 29, 1996


                                                                         Page
                                                                         ----

Independent Auditors' Report                                             15

Consolidated Financial Statements:

Consolidated Balance Sheets as of February 28, 1998 and
  February 28, 1997                                                      16

Consolidated Statements of Operations for the years ended February
  28, 1998, February 28, 1997 and February 29, 1996                      17

Consolidated Statements of Stockholders' Equity for the years ended
  February 28, 1998, February 28, 1997 and February 29, 1996             18

Consolidated Statements of Cash Flows for the years ended
  February 28, 1998, February 28, 1997 and February 29, l996             19

Notes to Consolidated Financial Statements                               20 - 30

Consolidated Financial Statement Schedule II -
  Valuation and Qualifying Accounts for the years ended
    February 28, 1998, February 28, 1997 and February 29, 1996           31

All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of The Langer Biomechanics Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Langer Biomechanics Group, Inc. and subsidiaries (the "Company") as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the consolidated financial statement schedule listed in the foregoing index for the three years in the period ended February 28, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Jericho, New York
May 15, 1998

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     February 28, 1998 and February 28, 1997

                                                                                      1998                     1997
                                                                                      ----                     ----
Assets
Current assets:
   Cash and cash equivalents                                                       $ 1,189,046              $ 1,125,589
   Accounts receivable, net of allowance for
     doubtful accounts of approximately
     $23,000 in 1998 and $20,000 in 1997                                             1,360,420                1,431,567
   Inventories, net (Note 2)                                                         1,039,718                  922,346
   Prepaid expenses and other current receivables                                      311,447                  279,558
                                                                                   -----------              -----------
       Total current assets                                                          3,900,631                3,759,060

Property and equipment, net (Note 3 and 6)                                             777,991                  507,195
 Other assets (Note 8)                                                                 169,214                  178,771
                                                                                   -----------              -----------
                Total Assets (Note 13)                                             $ 4,847,836              $ 4,445,026
                                                                                   ===========              ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of note payable (Note 6)                                     $        --              $       301
   Accounts payable                                                                    478,590                  341,078
   Accrued liabilities:
     Accrued payroll and related payroll taxes                                         281,961                  299,519
     Other (Note 4)                                                                    658,709                  677,669
   Unearned revenue                                                                    391,081                  390,727
                                                                                   -----------              -----------
       Total current liabilities                                                     1,810,341                1,709,294

Accrued pension expense (Note 8)                                                       220,609                  287,315
Unearned revenue                                                                       148,733                  151,732
Deferred income taxes (Note 5)                                                           5,423                    5,376
                                                                                   -----------              -----------
                 Total liabilities                                                   2,185,106                2,153,717
                                                                                   -----------              -----------
Commitments and contingencies (Note 7)

Stockholders' equity (Note 9):
   Common stock, $.02 par value.  Authorized
     10,000,000 shares; outstanding 2,585,281
     shares in 1998 and 2,584,281 in 1997                                               51,706                   51,686
   Additional paid-in capital                                                        6,277,543                6,276,782
   Accumulated deficit                                                              (3,375,120)              (3,740,402)
   Aggregate adjustment resulting from foreign
     currency translation                                                              (49,571)                 (48,509)
   Minimum pension liability adjustment (Note 8)                                      (241,828)                (248,248)
                                                                                   -----------              -----------
                     Total stockholders' equity                                      2,662,730                2,291,309
                                                                                   -----------              -----------
Total Liabilities and Stockholders' Equity                                         $ 4,847,836              $ 4,445,026
                                                                                   ===========              ===========

See accompanying notes to consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statements of Operations For the years ended
           February 28, l998, February 28, l997 and February 29, l996

                                                         1998            1997            l996
                                                     ------------    ------------    ------------
Net sales (Note 11)                                  $ 10,156,085    $ 10,514,842    $ 10,113,486
Cost of sales                                           6,095,412       6,149,872       6,012,690
                                                     ------------    ------------    ------------
  Gross profit                                          4,060,673       4,364,970       4,100,796
Selling expenses                                        1,496,148       1,828,144       1,761,498
General and administrative expenses                     2,248,365       2,266,217       2,318,495
Discontinuance of in-house
  CAD-CAM project (Note l0)                                    --              --         498,735
                                                     ------------    ------------    ------------
   Operating profit (loss)                                316,160         270,609        (477,932)
                                                     ------------    ------------    ------------
Other income (expense):
  Interest income                                          52,592          48,978          37,412
  Interest expense                                        (11,980)         (9,298)         (8,753)
   Other                                                   13,453          20,261          14,162
                                                     ------------    ------------    ------------

Other income, net                                          54,065          59,941          42,821
                                                     ------------    ------------    ------------
Income (loss) before income taxes                         370,225         330,550        (435,111)

Provision for (benefit from) income taxes (Note 5)          4,943          27,503          (2,126)
                                                     ------------    ------------    ------------
Net income (loss)                                    $    365,282    $    303,047    $   (432,985)
                                                     ============    ============    ============


Weighted average number of common
  shares used in computation of net
  income (loss) per share:
   Basic                                                2,584,780       2,583,344       2,568,458
   Diluted                                              2,658,378       2,666,420       2,568,458

Net income (loss) per common share:

      Basic                                          $       0.14    $       0.12    $      (0.17)
                                                     ============    ============    ============
      Diluted                                        $       0.14    $       0.11    $      (0.17)
                                                     ============    ============    ============


See accompanying notes to consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                                                           AGGREGATE
                                                                                           ADJUSTMENT
                                                                                           RESULTING
                                                                                              FROM        MINIMUM       TOTAL
                                                               ADDITIONAL                    FOREIGN      PENSION       STOCK-
                                                     COMMON      PAID-IN   ACCUMULATED      CURRENCY     LIABILITY     HOLDERS'
                                                      STOCK      CAPITAL     DEFICIT      TRANSLATION    ADJUSTMENT     EQUITY
                                                     ---------------------------------------------------------------------------
Balance at February 28, 1995                         $50,947   $6,248,755  $(3,610,464)     $(47,274)    $(330,786)   $2,311,178

Minimum pension liability adjustment                      --           --           --            --        75,618        75,618

Aggregate adjustment resulting from translation
of financial statements into U.S. dollars                 --           --           --        (2,514)           --        (2,514)

Exercise of stock options                                680       25,742           --            --            --        26,422

Net loss for year                                         --           --     (432,985)           --            --      (432,985)
                                                     ---------------------------------------------------------------------------
Balance at February 29, 1996                          51,627    6,274,497   (4,043,449)      (49,788)     (255,168)    1,977,719

Minimum pension liability adjustment                      --           --           --            --         6,920         6,920

Aggregate adjustment resulting from translation
of financial statements into U.S. dollars                 --           --           --         1,279            --         1,279

Exercise of stock options                                 59        2,285           --            --            --         2,344

Net income for year                                       --           --      303,047            --            --       303,047
                                                     ---------------------------------------------------------------------------
Balance at February 28, 1997                          51,686    6,276,782   (3,740,402)      (48,509)     (248,248)    2,291,309

Minimum pension liability adjustment                      --           --           --            --         6,420         6,420

Aggregate adjustment resulting from translation
of financial statements into U.S. dollars                 --           --           --        (1,062)           --        (1,062)

Exercise of stock options                                 20          761           --            --            --           781

Net Income for year                                       --           --      365,282            --            --       365,282
                                                     ---------------------------------------------------------------------------
Balance at February 28, 1998                         $51,706    $6,277,54  $(3,375,120)     $(49,571)    $(241,828)   $2,662,730
                                                     =======    =========  ===========      ========     =========    ==========


      See accompanying notes to consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
 For the years ended February 28, 1998, February 28, 1997 and February 29, 1996

                                                                         1998           1997          1996
                                                                         ----           ----          ----
Cash Flows From Operating Activities:
Net income (loss)                                                     $   365,282   $   303,047   $  (432,985)

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Deferred foreign tax provision                                              47           747            --
   Depreciation and amortization                                          207,233       190,618       223,778
   Loss on disposal of property and equipment                                  --            --       392,584
Changes in operating assets and liabilities:
   Accounts receivable                                                     70,065      (151,344)       (3,149)
   Inventories                                                           (118,199)      (52,516)      (61,402)
   Prepaid expenses and other assets                                      (30,219)       38,435           678
   Accounts payable and accrued liabilities                               101,891        81,157       (96,672)
   Net pension liability                                                  (52,495)        2,845        42,702
   Unearned revenue                                                        (2,154)       27,484       (16,173)
                                                                      -----------   -----------   -----------

Net cash provided by operating activities                                 541,451       440,473        49,361
                                                                      -----------   -----------   -----------

Cash Flows From Investing Activities-

   Capital expenditures                                                  (478,474)      (53,282)     (138,443)
                                                                      -----------   -----------   -----------

            Net cash used in investing activities                        (478,474)      (53,282)     (138,443)
                                                                      -----------   -----------   -----------

Cash Flows From Financing Activities:

   Common stock options exercised                                             781         2,344        26,422
   Principal payments of note payable                                        (301)       (3,406)       (6,631)
   Principal payments under capital lease obligations                          --            --        (2,906)
                                                                      -----------   -----------   -----------

        Net cash provided by (used in) financing activities                   480        (1,062)       16,885
                                                                      -----------   -----------   -----------
   Net increase (decrease) in cash and cash equivalents                    63,457       386,129       (72,197)
   Cash and cash equivalents at beginning of year                       1,125,589       739,460       811,657
                                                                      -----------   -----------   -----------

   Cash and cash equivalents at end of year                           $ 1,189,046   $ 1,125,589   $   739,460
                                                                      ===========   ===========   ===========

   Supplemental Disclosures of Cash Flow Information -
             Cash paid (refunded) during the year for:

                              Interest                                $    11,980   $     9,298   $     8,636
                                                                      ===========   ===========   ===========

                              Income taxes                            $     1,500   $     8,286   $      (488)
                                                                      ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
 For the years ended February 28, l998, February 28, l997 and February 29, 1996


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

            In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of SFAS No. 121 requires review of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121, during fiscal 1997, did not have a material effect on the consolidated financial statements of the Company.

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

      (g)   Net Income (Loss) Per Share

            During the year ended February 28, 1998, the Company adopted SFAS No. 128, "Earnings per share" ("SFAS No. 128"), which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. In accordance with SFAS No. 128 the prior year earnings per share were restated.

            Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, except where the effect would be antidilutive, computed in accordance with the treasury stock method.

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

      (k)   Fair Value of Financial Instruments

            At February 28, 1998 and February 28, 1997, the carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and note payable, approximated fair value because of their short-term maturity.

      (l)   Fourth Quarter Adjustments

            During the fourth quarter of the year ended February 28, 1998, the Company re-evaluated certain expense accruals which had been systematically accrued, based upon budgeted expenditures, during the previous three quarters. The Company determined that the amounts accrued were in excess of current estimates for the year and have reversed such excess accruals. Fourth quarter net income has been increased by approximately $90,000 as a result of these entries.

      (m)   Recent Pronouncements of the Financial Accounting Standards Board

            Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a set of financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about reportable operating segments on the basis that is used internally for evaluating segment performance and allocating segment resources. These statements are effective for fiscal years beginning after December 15, 1997. The Company does not expect that the adoption of SFAS No. 130 and 131 will have a material effect on the Company's consolidated financial statements.

(2)   Inventories

      At February 28, l998 and February 28, l997, inventories consist of the following:
                                                             1998           1997
                                                       ----------     ----------
        Raw materials                                  $  921,065     $  706,184
        Work-in-process                                    62,925        156,421
        Finished goods                                    114,739        119,353
                                                       ----------     ----------
        Total inventories                               1,098,729        981,958

        Less allowance for obsolescence                    59,011         59,612
                                                       ----------     ----------

        Net inventories                                $1,039,718     $  922,346
                                                       ==========     ==========

(3)   Property and Equipment

      Property and equipment, at cost, at February 28, l998 and February 28, l997, is comprised of the following:

                                                             1998           1997
                                                       ----------     ----------
        Leasehold improvements                         $  465,019     $  445,069
        Machinery and equipment                           851,807        825,689
        Office equipment                                1,787,304      1,364,386
        Automobiles                                        35,067         26,024
                                                       ----------     ----------
                                                        3,139,197      2,661,168

        Less accumulated depreciation
            and amortization                            2,361,206      2,153,973
                                                       ----------     ----------

        Property and equipment, net                    $  777,991     $  507,195
                                                       ==========     ==========

(4)   Other Accrued Liabilities

      Other accrued liabilities consist of the following at February 28, l998 and February 28, l997:

                                                           1998             1997
                                                       --------         --------
       Sales credits payable                           $102,710         $ 97,057
       Accrued professional fees                         70,800           52,100
       Warranty reserve                                  33,797           33,797
       Other accrued liabilities                        451,402          494,715
                                                       --------         --------

       Total other accrued liabilities                 $658,709         $677,669
                                                       ========         ========

(5)   Income Taxes

      The provision for (benefit from) income taxes is comprised of the following for the years ended February 28, l998, February 28, l997 and February 29, l996:

                                          1998            1997             l996
                                      --------        --------         --------
       Current:
               Federal                $    502        $      -        $       -
               State                     4,439           4,639           (4,294)
               Foreign                       2          22,864            2,168
                                      --------        --------         --------
                                      $  4,943        $ 27,503         $ (2,126)
                                      ========        ========         ========

      As of February 28, l998, the Company has net Federal tax operating loss carryforwards of approximately $2.8 million, which may be applied against future taxable income and expire from 2000 through 2011. The Company also has available tax credit carryforwards of approximately $141,000.

      Included in the provision for foreign income taxes are deferred income taxes of $47, $747 and $0 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996.

The following is a summary of deferred tax assets and liabilities as of February 28, 1998 and February 28, 1997:

                                                       1998             1997
                                                   -----------      -----------

       Current deferred tax assets                 $   227,994      $   336,490
                                                   -----------      -----------

       Non-current:
       Deferred tax assets                           1,156,364        1,310,023
       Deferred tax liability                           (5,423)          (5,376)
                                                   -----------      -----------
       Non-current deferred tax assets, net          1,150,941        1,304,647
                                                   -----------      -----------

       Total deferred tax assets, net                1,378,935        1,641,137
       Valuation allowance                          (1,384,358)      (1,646,513)
                                                   -----------      -----------
       Net                                         $    (5,423)     $    (5,376)
                                                   ===========      ===========

      The current deferred tax assets are primarily composed of deferred revenue, inventory and accounts receivable reserves, and accrued vacation. The non-current deferred tax assets are primarily composed of deferred revenue and Federal net operating loss carryforwards. The non-current deferred tax liability is primarily composed of excess tax depreciation over book depreciation. The decrease in the valuation allowance during fiscal 1998 resulted from a reduction in the net deferred tax assets.

The Company's effective provision for (benefit from) income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:


                                         February 28,               February 28,          February 29,
                                             1998                      1997                   1996
                                      ---------------------     --------------------   --------------------
                                          Amount        %         Amount        %      Amount         %
                                          ------      -----       ------      -----    ------       -----
Provision (benefit) at Federal
  statutory rate                         $ 125,877     34.0%     $ 112,387     34.0%   $(147,938)   (34.0)%
Increase (decrease) in
  taxes resulting from:
    State income taxes, net
      of Federal benefit                     4,439      1.2          4,639      1.4       (4,294)    (1.0)
    Foreign taxes                                2       --         22,864      6.9        2,168      0.5
    (Use) creation of net operating
      loss carryforwards                  (125,375)   (33.9)      (112,387)   (34.0)     147,938     34.0
                                         ---------    -----      ---------    -----    ---------    -----

  Effective tax rate                     $   4,943      1.3%     $  27,503      8.3%   $  (2,126)    (0.5)%
                                         =========    =====      =========    =====    =========    =====


(6)   Long-Term Note Payable

      Long-term note payable, less current maturities, at February 28, l998 and February 28, l997 consists of the following:

                                                      l998            l997
                                                      ----            ----
     Equipment note bearing interest at
       10.5% due March 1997.  The note is
       payable in monthly installments of
       principal and interest of $304.
       The note is collateralized by certain
       equipment with a carrying value of
       approximately $4,600 at
       February 28, l997                             $   -           $    301
                                                     ------          --------

     Less current maturities                         $    -          $    301
                                                     ------          --------

     Long-term note payable                          $    -          $      -
                                                     ======          ========

(7)   Commitments and Contingencies

      (a) Leases

      Certain of the Company's facilities and equipment are leased under noncancellable lease agreements and certain operating leases contain minimum annual escalations in base rent. Rental expense amounted to $445,088, $439,972, and $500,429 for the years ended February 28, 1998, February 28, l997, and February 29, l996, respectively.

      The following is a schedule, by fiscal year, of future minimum rental payments required under operating leases as of February 28, l998:

       Fiscal year ending February:    Amount
       ----------------------------    ------
       1999                          $420,026
       2000                           134,048
                                     --------

       Total                         $554,074
                                     ========

      (b) Royalties

      The Company has entered into a number of agreements with licensors, consultants and suppliers, including:

      1. The Company has an agreement with a licensor, which provides for the Company to pay royalties of 15 percent, with a minimum annual royalty of $25,000, on the net sales of a product named the Pediatric Counter Rotation System.

      2. The Company has agreements with certain licensors, which provide for the Company to pay royalties ranging from 2.5 percent to 4 percent on the net sales of certain biomechanical devices.

      Royalties under the above-mentioned agreements aggregated $34,157, $37,881 and $36,016 for the years ended February 28, 1998, February 28, 1997 and February 29, l996, respectively.

      (c) Employment Agreements

      Two officers of the Company have employment agreements. In April 1997, one agreement was terminated and replaced by another agreement. Under these agreements, the Company is committed to maximum severance pay of approximately $80,000 upon termination of one of these officers. In addition, the employment agreements commit the Company to pay these two officers annual salaries and allowances of approximately $235,000 and additional bonus compensation depending on performance and profits achieved by the Company.

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

The following table sets forth the Company's defined benefit plan status at February 28, l998 and February 28, l997, determined by the plan's actuary in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions":

                                                                 1998         l997
                                                               ---------   ---------
Actuarial present value of benefit obligation:
  Accumulated benefit obligation, including
    vested benefits of $404,730 and $388,431
    in l998 and l997, respectively                             $ 404,730   $ 388,431
                                                               =========   =========

  Projected benefit obligation for services rendered to date   $(404,730)  $(388,431)
Market value of plan net assets (primarily bond mutual funds)    184,121     101,116
                                                               ---------   ---------
  Projected benefit obligation in excess of plan assets         (220,609)   (287,315)
Unrecognized transition liability                                159,066     166,856
Unrecognized net loss                                            241,828     248,248
Adjustment required to recognize minimum liability              (400,894)   (415,104)
                                                               ---------   ---------

  Accrued pension expense                                      $(220,609)  $(287,315)
                                                               =========   =========


Net pension expense is comprised of the following for the years ended February 28, 1998, February 28, 1997 and February 29, 1996:

                                          1998       1997      1996
                                        --------   --------  --------

Interest cost                           $ 27,409   $ 27,585  $ 24,775
Return on assets                         (14,610)     7,882    (8,921)
 Net amortization and deferral            21,556      4,775    26,848
                                        --------   --------  --------

Net pension expense                     $ 34,355   $ 40,242  $ 42,702
                                        ========   ========  ========

      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5 percent in 1998, l997 and l996. No assumed increase in compensation levels was used since future benefit accruals have ceased (as discussed above). The rate of return on assets used was 7.5 percent in 1998, l997 and l996. The unrecognized transition liability and unrecognized net loss are being amortized over 30.4 and 20.9 years, respectively.

      In fiscal l998 and l997, as required by Statement of Financial Accounting Standards No. 87, the Company recorded additional pension liability to reflect the excess of accumulated benefits over the fair value of pension plan assets. Since this liability is in excess of the related unrecognized prior service cost (unrecognized transition liability), an amount equal to the unrecognized prior service cost has been recognized as an intangible asset (included in "Other assets" on the accompanying Consolidated Balance Sheets). The remaining liability required to be recognized is reported as a separate component of stockholders' equity.

      The Company has a defined contribution retirement and savings plan (the "401(k) Plan") designed to qualify under Section 401(k) of the Internal Revenue Code (the "Code"). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l(k) Plan are invested in stock, bond and money market mutual funds. For the years ended February 28, 1998, February 28, 1997 and February 29, 1996, the Company made contributions totaling $31,477, $25,734 and $33,547, respectively, to the 401(k) Plan.

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

      The Company has also granted non-incentive stock options. These options are generally exercisable for a period of five years and are issued at a price equal to or higher than the fair market value of the Company's common stock at the date of grant. At February 28, 1998, 110,000 non-incentive and 126,250 incentive stock options were outstanding.

      The following is a summary of activity related to the Company's incentive and non-incentive stock options:


                                                     Exercise       Weighted average
                                      Number of      price range     exercise price
                                       shares         per share        per share
                                      ---------      -----------    ----------------
Outstanding at February 28, 1995       118,250         $.56 -$.88        $ .77
       Granted                          90,000          .75 -1.31         1.00
       Cancelled                       (34,000)          .75 -.78          .77
       Expired                         (18,000)               .78          .78
                                      --------       ------------        -----

Outstanding at February 29, 1996       156,250         .78 - 1.31          .90
       Granted                          58,000        1.56 - 2.19         2.14
       Exercised                        (3,000)               .78          .78
       Cancelled                        (2,000)               .78          .78
                                      --------       ------------        -----

Outstanding at February 28, 1997       209,250          .78-$2.19         1.25
       Granted                          43,000         1.63- 1.88         1.81
       Exercised                        (1,000)               .78          .78
                                      --------       ------------        -----

Outstanding at February 28, 1998       251,250         $.78-$2.19        $1.35
                                      ========       ============        =====


      At February 28, l998, 251,250 options were exercisable and 65,250 options were available for issuance. The 251,250 shares outstanding at February 28, 1998 had remaining lives of between less than one year and less than five years, with a weighted average life of 3.58 years.

      At February 28, 1998, there were 313,500 shares of common stock reserved for issuance under the Company's stock option plan.

Additional Stock Plan Information

      The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

      SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1997. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility of 42.82%, 44.95% and 100.76%, and risk free interest rates of 7.5%, 7.0% and 6.5% in fiscal 1998, 1997 and 1996, respectively, and no dividends during the expected term. The Company's calculations are on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the award had been amortized to expense over the vesting period of the awards, the pro forma net income (loss) and net income (loss) per share for the fiscal years ended February 28, 1998,

February 28, 1997 and February 29, 1996 would have been net income of $311,532, or $12 per share, net income of $280,553, or $.11 per share, and net loss of $440,347, or $(.17) per share, respectively, on both a primary and fully diluted basis.

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

(11)  Export Sales

      The Company had export sales from its United States operations of approximately 16, 16 and 15 percent of net sales for each of the years ended February 28, 1998, February 28, l997 and February 29, 1996.

(12)  Segment Information

      The Company operates in one segment, principally in the design, development, manufacture and sale of foot and gait-related products.

(13)  Revolving Credit Line

      The Company has a credit facility with a bank. The agreement, which expires July 31, 1998, provides for a revolving credit line not to exceed $1,500,000. Interest on the outstanding balance is payable at prime, 8 1/2 percent at February 28, 1998, plus 1/2 percent per annum.

      The agreement contains, among other items, restrictions relating to the incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company.

      At February 28, 1998 and February 28, 1997, there were no borrowings outstanding under this credit facility.

(14)  Reconciliation of Basic and Diluted Earnings Per Share

      In accordance with SFAS No. 128, basic earnings per common share ("EPS") are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The following table provides a reconciliation between basic and diluted earnings per share:

                                                                  For The Year Ended
                                --------------------------------------------------------------------------------------------
                                    February 28, 1998          February  28, 1997               February 29, 1996
                                    -----------------          ------------------               -----------------
                                                      Per                        Per                             Per
                                 Income     Shares   Share   Income      Shares  Share     Loss       Shares    Share
                                 ------     ------   -----   ------      ------  -----     ----       ------    -----
Basic EPS
Income available to common
 Stockholders                   $ 365,282  2,584,780  $.14  $ 303,047  2,583,344  $.12   $(432,985)  2,568,458  $(.17)

Effect of Dilutive  Securities
 Stock options                         --     73,598    --         --     83,076  (.01)         --          --    --
                                --------------------------------------------------------------------------------------------
Diluted EPS
Income available to common
 stockholders plus assumed
 exercise of stock options      $ 365,282  2,658,378  $.14  $ 303,047  2,666,420  $.11   $(432,985)  2,568,458  $(.17)
                                =========  =========  ====  =========  =========  ====   =========   =========  =====

                                    * * * * *

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     SCHEDULE II

 For the years ended February 28, 1998, February 28, 1997 and February 29, 1996

                                   Sales
                                Returns and      Bad        Warranty   Inventory
                                 Allowances     Debts       Reserve     Reserve
                                 ----------     -----       -------     -------
At March 1, 1995                 $ 21,286     $ 48,216     $ 26,251     $108,442

  Additions                        10,772           --        7,741           --
  Deletions                            --       27,646        2,513       30,422
                                 --------     --------     --------     --------

At February 29, 1996               32,058       20,570       31,479       78,020

  Additions                            --        7,524        6,207           --
  Deletions                            --        8,319        3,889       18,408
                                 --------     --------     --------     --------

At February 28, 1997               32,058       19,775       33,797       59,612

  Additions                            --       17,525           --           --
  Deletions                            --       13,951           --          601
                                 --------     --------     --------     --------

At February 28, 1998             $ 32,058     $ 23,349     $ 33,797     $ 59,011
                                 ========     ========     ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

The executive officers and directors of the Company are as follows:

          Name                Age          Office
          ----                ---          ------

Kenneth Granat                53           Chairman of the Board

Gary L. Grahn                 54           President, Chief Executive Officer
                                           and Director

Dr. Justin Wernick            62           Chief Medical Director,
                                           Secretary and Director

Thomas I. Altholz             47           Director

Howell S. Schorr              52           Vice  President - Operations

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

      Mr. Grahn has been President and Chief Executive Officer of the Company since January 3, 1995 and a Director since August 1995. From 1992 to 1994, he was President of PML Inc., a management consulting firm which specializes in marketing and business development assignments for consumer businesses. From 1989 to 1992, Mr. Grahn was Vice President General Manager of R. Stevens, Inc., subsidiary of Delphi Technology, Inc., a privately-held company which markets Automated Photo Machines. Previously, he had been Executive Vice President for the American Photo Group, a multi-plant processor of consumer products, located in Atlanta, Georgia. He holds an M.B.A. in Marketing Management from the University of Rochester Graduate School of Business and a B.A. in Mathematics/Economics from Gettysburg College.

      Dr. Wernick is the co-founder and Secretary and a Director of the Company since its formation. From the formation of the Company until June 30, 1997, Dr. Wernick was Executive Vice President of the Company; commencing July 1, 1997, he became Chief Medical Director of the Company. Dr. Wernick is a Diplomate of the American Board of Podiatric Orthopedics, a Fellow of the American College of Foot Orthopedics and of the Academy of Podiatric Sports Medicine and a member of several other professional societies. In l975, he was the President of the Nassau County Division, Podiatry Society of the State of New York and was granted the Podiatrist of the Year Award from that Society in that same year. Since l969, he has held various academic positions at the New York College of Podiatric Medicine and since l979 has been serving as a professor with the Department of Orthopedic Sciences at the New York College of Podiatric Medicine. He has guest lectured and directed educational programs, both nationally and internationally, at many other podiatric colleges and seminars during the past 25 years. He has co-authored a book entitled "A Practical Manual for a Basic Approach to Biomechanics" in l972 and a report entitled "A Radiologic Study of Motion of the Foot within a Ski Boot" which was published in the Journal of the American Podiatry Association for which he is also a corresponding consultant. Dr. Wernick received his podiatric medical degree from M.J. Lewi College of Podiatry (now known as the New York College of Podiatric Medicine).

      Mr. Altholz has been President, owner and CEO of TIA Solutions, Highland Park, Illinois, a business consulting firm, since 1996. From 1990 to November 1995, he was President and owner of Inlander Steindler Paper Company (ISP), a paper distribution company with regional sales and warehousing centers in the Midwest, which Company was acquired by Alco Standard in November 1995. He has served on several industry advisory Boards such as Minnesota Mining and Manufacturing (MMM) and Scott Paper, and was Chairman of Affiliated Paper Companies. He is a member of the Board of Directors of Regal Ware, Inc., a company engaged in manufacturing and marketing of housewares products, and Northmoor Country Club and also is a member of the Board of Trustees of Ripon College. Mr. Altholz received his B.A. in Economics from Ripon College in Ripon, Wisconsin.

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

      The Company is not aware of any late filings of, or failures to file, during the fiscal year ended February 28, 1998, the reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table shows the cash compensation received by the three executive officers whose compensation exceeded $100,000 during the fiscal year ended February 28, 1998:

                                                           Annual Compensation              Compensation
                                                           -------------------              ------------
    Name and                           Fiscal      Salary          Bonus         Other         Options
Principal Position                     Year           $               $            $       (No. of Shares)
------------------                     ----          ----           ----          ---      ---------------
Gary L. Grahn                          1998        160,000         53,440         (2)             --
President and                          1997        160,000         28,000         (2)         30,000
Chief Executive Officer (1)            1996        159,846             --         (2)         50,000

Dr. Justin Wernick                     1998         89,191             --         (2)             --
Chief Medical Director                 1997        138,996          7,000         (2)             --
and Secretary                          1996        139,000             --         (2)             --

Thomas F. Belleau                      1998        102,042          5,000         (2)             --
Vice  President - Finance              1997         68,462             --         (2)             --
Chief Financial Officer (3)

(1)   Mr. Grahn's employment with the Company commenced January 2, 1995.
(2)   Less than 10% of the total annual salary and bonus.
(3)   As of March 1998, Mr. Belleau left the employ of the Company.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                ------------------------
                                                                                  Potential Realizable
                                                                                   Value at Assumed
                                                                                     Annual Rates of
                                                                                Stock Price Appreciation
                                  Individual Grants                              for Option Term  (1)
--------------------------------------------------------------------------------------------------------
                      Number of    Percent of Total
                     Securities     Options/SARs       Exercise
                     underlying      Granted to        or Base
                     option/SARs    Employees in        Price        Expiration
   Name              Granted (#)     Fiscal Year        ($/Sh)          Date        5%($)    10%($)
--------------------------------------------------------------------------------------------------------
Gary L.Grahn                  --              --            --                --         --           --
Dr. Justin Wernick            --              --            --                --         --           --
Thomas F. Belleau             --              --            --                --         --           --

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

FISCAL YEAR-END OPTION VALUES

      The table below sets forth information regarding unexercised options held by the Company's named executive officers as of February 28, 1998. No options were exercised by the Company's executive officers during fiscal 1998.

                     Number of Securities Underlying          Value of Unexercised
                         Unexercised Options At               In-The-Money Options
                             Fiscal Year End                   At Fiscal Year End
                        Exercisable/Unexercisable           Exercisable/Unexercisable
    Name                         (#)                                $  (1)
    ----                -------------------------            ----------------------
Gary L. Grahn                  80,000/-                             37,500/-

Dr. Justin Wernick               -                                    -

Thomas F. Belleau              10,000/-                              -/-

      (1) The closing bid price of the Company's Common Stock as reported by NASDAQ on February 28, 1998 was $1.75. Value is calculated on the difference between the option exercise price of in-the-money options and $1.75 multiplied by the number of shares of Common Stock underlying the option.

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

      On May 2, 1997, the Company entered into a new employment agreement (the "Revised Wernick Employment Agreement") with Dr. Justin Wernick, commencing July 1, 1997 and continuing for one year. Under the term s of the Revised Wernick Employment Agreement, Dr. Wernick will serve as Chief Medical Director and Corporate Secretary at an annual salary of $65,000 plus approximately $10,400 in office allowance. Among other duties, he will represent the Company at various educational seminars and conventions as well as provide technical advice in medical areas with respect to product development. The Revised Wernick Employment Agreement is also subject to the same competitive restrictions present in the original Wernick Employment Agreement. After the first year, automatic renewal for one additional year is specified, but may be terminated by either party with ninety days written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of May 20, l998, the shares of Common Stock owned beneficially and of record (unless otherwise indicated) by each person owning more than five percent (5%) of the outstanding shares, each director of the Company, each named executive officer of the Company and all directors and officers of the Company as a group.

                                             Number of
Name (and address of 5% holders)            Shares Owned     Percent
--------------------------------            ------------     -------
Kenneth Granat                                683,153(1)      25.5%
155 Pfingsten, Suite 360
Deerfield, Illinois 60015

Dr.  Justin Wernick                           242,867          9.4%
450 Commack Road
Deer Park, New York 11729

Donald Cecil                                  244,153          9.4%
1114 Avenue of the Americas
New York, New York 10036

Gary L. Grahn                                 170,000(2)       6.4%
450 Commack Road
Deer Park, New York 11729

Thomas I. Altholz                              25,000          1.0%
59 Lakewood Place
Highland Park, Illinois 60035

All Directors and Officers
  as a Group (5 persons)                    1,136,020(3)      41.0%

(1) Includes 90,000 shares issuable under outstanding stock options and 552,753 held by Trigran Investments LP. Mr. Granat is a Director and Vice President of the general partner of Trigran Investments, LP. An additional 30,000 shares are owned by the Granat Family Limited Partnership of which Mr. Granat is a general partner and 10,400 shares are owned by a trust of which Mr. Granat is a beneficiary.
(2)   Includes 80,000 shares issuable under outstanding stock options.
(3) Includes an aggregate of 185,000 shares issuable under outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

      The following consolidated financial statements are filed as part of this Form l0-K:

      Independent Auditors' Report

      Consolidated Financial Statements:

            Consolidated Balance Sheets as of February 28, l998 and February 28, l997

            Consolidated Statements of Operations for the years ended February 28, l998, February 28, l997 and February 29, 1996

            Consolidated Statements of Stockholders' Equity for the years ended February 28, l998, February 28, l997 and February 29, l996

            Consolidated Statements of Cash Flows for the years ended February 28, l998, February 28, l997 and February 29, 1996

            Notes to Consolidated Financial Statements

2. Financial Statement Schedules

      The following Financial Statement Schedule is filed as part of this Form 10-K :

      Schedule II - Valuation and Qualifying Accounts for the years ended
                    February 28, l998, February 28, l997 and February 29, l996

      All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

3. Exhibits

Number            Document
------            --------

(3)   (a)   Copy of Restated Certificate of Incorporation and amendments thereto.(l)(4)

      (b)   Copy of Bylaws, as amended through July 2, 1987.(3)

(4)   (a)   Specimen of Common Stock Certificate.(1)

      (b)   Copy of 1992 Stock Option Plan.(6)

(10)  (a)   Copy of  Agreements, dated  February 23, l993, relating to the
            Company's 75% ownership interest in Langer Orthotic Laboratory
            (U.K.) Limited.(6)

      (b) Copy of The Langer Biomechanics Group Retirement Plan, restated as of July 30, l979.(1)

      (c)   Copy of Leases related to the Company's Deer Park facilities.(6)

      (d) Copy of Agreement, dated July 8, l986, between BioResearch Ithaca, Inc. and the Company relating to the licensing of the Pediatric Counter Rotation System.(2)

      (e) Copy of Leases relating to the Company's Brea, California facilities.(5)

      (f) Copy of Agreement, dated March 26, l992 and effective as of March l, l992, relating to the Company's 40l(k) Tax Deferred Savings Plan.(5)

      (g) Copy of Employment Agreement, dated December 13, 1994, between the Company and Gary L. Grahn.(7)

      (h) Copy of letter agreement, dated January 27, 1995, between the Company and Tekscan, Incorporated.(8)

      (i) Copy of Employment Agreement, dated as of May 2, 1997, between the Company and Dr. Justin Wernick.(9)

(22)  List of subsidiaries(4)

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

      (6) Incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1993.

      (7) Incorporated by reference to the Company's Form 8-K, the Date of Report which was January 3, 1995.

      (8) Incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1995.

      (9) Incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1997.

(27)  Financial Statement Schedule

(b)   Reports on Form 8-K:

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       THE LANGER BIOMECHANICS GROUP, INC.


Date:   May 28, 1998                         By: /s/  Gary L.Grahn
                                                 ------------------------------
                                                 Gary L. Grahn, President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date:   May 28, 1998                         By: /s/ Nancy T. Bizzaro
                                                 ------------------------------
                                                 Nancy T. Bizzaro
                                                 Controller
                                                 (Principal Financial Officer)


      Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   May 28, 1998                         By: /s/ Kenneth Granat
                                                 ------------------------------
                                                 Kenneth Granat, Director


Date:   May 28, 1998                         By: /s/ Gary L. Grahn
                                                 ------------------------------
                                                 Gary L. Grahn, Director


Date:   May 28, 1998                         By: /s/ Justin Wernick
                                                 ------------------------------
                                                 Dr. Justin Wernick, Director


Date:   May 28, 1998                         By: /s/ Thomas I. Altholz
                                                 ------------------------------
                                                 Thomas I. Altholz,  Director

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-89880 of The Langer Biomechanics Group, Inc. on Form S-8 of our report dated May 15, 1998 appearing in this Annual Report on Form 10-K of The Langer Biomechanics Group, Inc. for the year ended February 28, 1998.


Jericho, New York
May 27, 1998