Form 10-Q
period 1998-05-30
LANGER BIOMECHANICS GROUP INC
filed 1998-07-10
CIK 725460

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 30, 1998
                                                 ------------
                                       or

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-12991
                                                -------

                       THE LANGER BIOMECHANICS GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                NEW YORK                             11-2239561
---------------------------------------  ---------------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization.)           Identification No.)

                      450 COMMACK ROAD, DEER PARK, NY 11729
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code
                                 (516) 667-1200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.02 Par Value -- 2,586,281 shares as of July 10, 1998.

                                      INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION PAGE

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -- May 30, 1998 and
            February 28, 1998                                                 3

            Condensed Consolidated Statements of Operations --
            Three Months ended May 30, 1998 and May 31, 1997                  4

            Condensed Consolidated Statements of Cash Flows --
            Three months ended May 30, 1998 and May 31, 1997                  5

            Notes to Condensed Consolidated Financial Statements --
            Three Months ended May 30, 1998 and May 31, 1997              6 - 7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  9

            Signatures                                                        9

PART I. FINANCIAL INFORMATION

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      Assets                              May 30, 1998   Feb. 28, 1998
                                      ------                              ------------   -------------
                                                                          (unaudited)
Current Assets:
  Cash and cash equivalents                                               $   987,482    $ 1,189,046
  Accounts receivable, net of allowance for doubtful accounts
        of $23,000 for both periods                                         1,587,014      1,360,420
  Inventories, net (Note 2)                                                 1,036,211      1,039,718
  Other current assets                                                        310,140        311,447
                                                                          -----------    -----------
Total current assets                                                        3,920,847      3,900,631
Property and equipment, net                                                   800,545        777,991
Other assets                                                                  169,214        169,214
                                                                          -----------    -----------
                                                                          $ 4,890,606    $ 4,847,836
                                                                          ===========    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities:
   Accounts payable                                                       $   412,074    $   478,590
   Account liabilities:
       Accrued payroll and related payroll taxes                              369,029        281,961
       Other current liabilities                                              557,024        658,709
   Unearned revenue - current                                                 378,656        391,081
                                                                          -----------    -----------
Total current liabilities                                                   1,716,783      1,810,341

Accrued pension expense                                                       247,909        220,609
Unearned revenue - long-term                                                  141,553        148,733
Deferred income taxes                                                           5,384          5,423
                                                                          -----------    -----------
Total liabilities                                                           2,111,629      2,185,106
                                                                          -----------    -----------

Stockholders' Equity:
    Common stock, $.02 par value.  Authorized 10,000,000 shares;
    outstanding 2,586,281 and 2,585,281 shares, respectively                   51,726         51,706
Additional paid-in capital                                                  6,278,304      6,277,543
Accumulated deficit                                                        (3,258,970)    (3,375,120)
Aggregate adjustment resulting from translation of financial statements       (50,255)       (49,571)
      into U.S. Dollars
Minimum pension liability adjustment                                         (241,828)      (241,828)
                                                                          -----------    -----------
Total stockholders' equity                                                  2,778,977      2,662,730
                                                                          -----------    -----------
                                                                          $ 4,890,606    $ 4,847,836
                                                                          ===========    ===========

See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three Months Ended:
                                                     May 30, 1998   May 31, 1997
                                                     ------------   ------------
Net sales (Note 3)                                   $ 2,536,631    $ 2,515,285
Cost of sales                                          1,615,050      1,507,780
                                                     -----------    -----------

Gross profit                                             921,581      1,007,505

Selling expenses                                         330,002        385,551
General and administrative expenses                      507,139        598,969
                                                     -----------    -----------
Income from operations                                    84,440         22,985

Other income, principally interest                        48,755         24,369

Other expense, principally interest                       14,075          3,445
                                                     -----------    -----------

Income before income taxes                               119,120         43,909
Provision for income taxes (Note 1)                        2,970          1,296
                                                     -----------    -----------

Net income                                           $   116,150    $    42,613
                                                     ===========    ===========

Weighted average number of common shares used in
computation of net income per share:
   Basic                                               2,586,094      2,584,281
   Diluted                                             2,645,110      2,663,329

Net income per common shares (Note 1):
   Basic                                             $      0.04    $      0.02
                                                     ===========    ===========
   Diluted                                           $      0.04    $      0.02
                                                     ===========    ===========

See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Three Months Ended:
                                                                       May 30, 1998   May 31, 1997
                                                                       ------------   ------------
Cash Flows from Operating Activities:
   Net income                                                          $   116,150    $    42,613
   Adjustments to reconcile net income to cash provided by (used in)
    operating activities:
      Depreciation and amortization                                         59,066         48,511
      Deferred foreign tax benefit                                             (39)            --
   Changes in operating assets and liabilities:
      Accounts receivable                                                 (227,317)        30,492
      Inventories                                                            2,867        (81,352)
      Prepaid expenses and other assets                                      1,174         (6,082)
      Net pension liability                                                 27,300         27,300
      Accounts payable and accrued liabilities                             (80,371)       231,741
      Unearned revenue                                                     (19,210)        (5,856)

Net cash provided by (used in) operating activities                       (120,380)       287,367
                                                                       -----------    -----------
Cash Flows from Investing Activities:
   Capital expenditures                                                    (81,965)       (97,980)
                                                                       -----------    -----------
Net cash used in investing activities                                      (81,965)       (97,980)
                                                                       -----------    -----------
Cash Flows from Financing Activities:
    Common stock options exercised                                             781             --
    Principal payments of notes payable                                         --           (301)
                                                                       -----------    -----------
Net cash (used in) provided by financing activities                            781           (301)
                                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents                      (201,564)       189,086

Cash and cash equivalents at beginning of period                         1,189,046      1,125,589
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $   987,482    $ 1,314,675
                                                                       ===========    ===========
Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest                                             $     2,379    $     3,445
                                                                       ===========    ===========

See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended February 28, 1998.

Operating results for the period ended May 30, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999.

B) Income per Share

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

C) Provision for Income Taxes

The provision for income taxes, on domestic operations, for the periods ended May 30, 1998 and May 31, 1997, were calculated at an effective annual tax rate of 2% and 4.5%, respectively, reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". The provision for income taxes on foreign operations was estimated at 25%.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 2 - INVENTORIES

The Company did not take a physical inventory as of May 30, 1998. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.

                                                May 30, 1998   February 28, 1998
                                                ------------   -----------------
                                                (unaudited)
Inventories consist of:

Raw materials                                    $  906,995      $  921,065
Work-in-process                                      63,427          60,231
Finished goods                                      124,799         117,433
                                                 ----------      ----------
      Total Inventories                           1,095,222       1,098,729
      Less allowance for obsolescence                59,011          59,011
                                                 ----------      ----------
Net Inventories                                  $1,036,211      $1,039,718
                                                 ==========      ==========

NOTE 3 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

NOTE 4 - COMPREHENSIVE INCOME

Effective March 1, 1998, the Company has adopted Statement Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. Prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                            Three Months Ended
                                                           May 30,       May 31,
                                                            1998          1997
                                                            ----          ----
Net income                                               $ 116,150     $  42,613
Other comprehensive income (loss),
  net of tax:
    Change in equity resulting from translation
       Of financial statements into U.S. dollars              (684)        1,365
Comprehensive income                                     $ 115,466     $  43,978
                                                         =========     =========

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

Three months ended May 30, 1998, as compared with three months ended May 31, 1997.

Revenues
--------

Sales of $2,536,631 for the first quarter ended May 30, 1998 were $21,346 or 0.8% above the prior-year's sales of $2,515,285. Sales of each major product category remained at approximately equivalent levels compared to the prior year's first quarter.

Gross Profit
------------

Gross profit for the current year's first quarter was $921,581 (36.3% of sales), as compared to the prior-year's first quarter gross profit of $1,007,505 (40.1% of sales). The decrease was due primarily to increased shipping costs incurred to maintain turnaround times during an automation of the order entry process, and an increase in the material cost for certain portions of the product mix.

Selling, General and Administrative Expenses
--------------------------------------------

For the three months ended May 30, 1998, selling, general and administrative expenses decreased $147, 379 or 15.0% to $837,141, from the prior-year's comparable quarter of $984,520. Decreased promotion expenses and other direct selling expenses, reflecting the Company's ongoing cost cutting strategy, along with reduced consulting expenses, were responsible for the decrease from the prior comparable period.

Research and Development Expense
--------------------------------

The Company incurred no research and development costs for the three months ended May 30, 1998 and May 31, 1997.

Other Income and Expenses
-------------------------

Other income consists primarily of income generated from investments and service charge income generated from the Company's accounts receivable. Net other income was $34,680 for the first quarter of the current fiscal year as compared with $20,924 in the comparable prior year's quarter, representing a 65.7% increase. Most of the increase was due to a decrease in service charge write-offs.

Net Income
----------

The Company earned $116,150 or $.04 per share for the recently concluded quarter as compared to a net income of $42,613 or $.02 per share generated in the prior year's first quarter. The favorable results were primarily due to lower operating expenses and increased other income, more than offsetting lower gross profit versus the comparable prior fiscal period.

Liquidity and Capital Resources
-------------------------------

Working capital, as of May 30, 1998, was $2,204,064 versus $2,090,290 at February 28, 1998, an increase of $113,774. The increase was due to an increase in accounts receivable of $226,594, as well as decreases in accounts payable, other current liabilities and unearned revenue of $66,516, $101,685 and $12,425, respectively. The increase was offset by an increase in accrued payroll liabilities of $87,068 and decreases in cash, inventories, and other current assets of $201,564, $3,507 and $1,307, respectively.

Cash balances at May 30, 1998 of $987,482 were $201,564 below the February 28, 1998 balance of $1,189,046. The decrease is primarily due to the increase in accounts receivable of $226,594.

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

                                  The Langer Biomechanics Group, Inc.
                                  -----------------------------------
                                              (REGISTRANT)
DATE:  July 10, 1998

                                  By:  /s/ GARY L GRAHN
                                      -------------------------------------
                                      Gary L. Grahn
                                        President and Chief Executive Officer

                                  By: /s/ NANCY T. BIZZARO
                                      -------------------------------------
                                      Nancy T. Bizzaro
                                        Controller
                                        Principal Financial Officer