Form 10-Q
period 1998-08-29
LANGER BIOMECHANICS GROUP INC
filed 1998-10-13
CIK 725460

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                   ---------------

                                      FORM 10-Q

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

               For the quarterly period ended  AUGUST 29, 1998
                                                              ---------------
                                                            or

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                           Commission file number  0-12991


                         THE LANGER BIOMECHANICS GROUP, INC.
                         -----------------------------------
               (Exact name of registrant as specified in its charter.)

               NEW YORK                           11-2239561
          ---------------------              --------------------
            (State or other                    (I.R.S. Employer
            jurisdiction of                    Identification No.)
            incorporation or
             organization.)

                        450 COMMACK ROAD, DEER PARK, NY  11729
                       ---------------------------------------
                 (Address of principal executive offices)  (Zip Code)

                  Registrant's telephone number, including area code
                                    (516) 667-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X        NO
                                               ------         ------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  $.02 Par Value - 2,586,281 shares as of  October 6, 1998.

                                        INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION                                            PAGE


Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -- August 29, 1998 and
            February 28, 1998                                                3

            Condensed Consolidated Statements of Operations --
            Three and Six Months ended August 29, 1998 and August 30, 1997   4

            Condensed Consolidated Statements of Cash Flow --
            Six Months ended August 29, 1998 and August 30, 1997             5

            Notes to Condensed Consolidated Financial Statements --
            Six Months ended August 29, 1998                             6 - 7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    8 - 9



PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security-Holders               10

Item 6.   Exhibits and Reports on Form 8-K                                  11

          Signatures                                                        11

PART I.  FINANCIAL INFORMATION

            THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS

                  Assets                            Aug. 29,1998   Feb. 28,1998
                  ------                            ------------   ------------
                                                     (unaudited)

Current Assets:
  Cash and cash equivalents                           $1,404,117     $1,189,046
  Accounts receivable, net of allowance
   for doubtful accounts of $15,000 and $23,000        1,541,045      1,360,420
  Inventories, net (Note 2)                            1,045,290      1,039,718
  Other current assets                                   220,604        311,447
                                                      ----------     ----------
Total current assets                                   4,211,055      3,900,631
Property and equipment, net                              831,619        777,991
Other assets                                             169,142        169,214
                                                      ----------     ----------
                                                      $5,211,816     $4,847,836
                                                      ----------     ----------
                                                      ----------     ----------

                       Liabilities and Stockholders' Equity
                       ------------------------------------

Current Liabilities:
   Accounts payable                                   $  359,975     $  478,590
   Account liabilities:
       Accrued payroll and related payroll taxes         253,301        281,961
       Other current liabilities                         685,115        658,709
   Unearned revenue - current                            376,364        391,081
                                                      ----------      ---------
Total current liabilities                              1,674,754      1,810,341


Accrued pension expense                                  275,209        220,609
Unearned revenue - long-term                             149,055        148,733
Deferred income taxes                                      5,544          5,423
                                                      ----------      ---------
Total liabilities                                      2,104,562      2,185,106
                                                      ----------      ---------

Stockholders' Equity:
   Common stock, $.02 par value.  Authorized
   10,000,000 shares; outstanding 2,586,281
   and 2,585,281 shares, respectively                     51,726         51,706
Additional paid-in capital                             6,278,304      6,277,543
Accumulated deficit                                   (2,931,708)    (3,375,120)
Aggregate adjustment resulting from translation
 of financial statements into U.S. dollars               (49,239)      (49,571)
Minimum pension liability adjustment                    (241,828)     (241,828)
                                                      -----------    ----------
Total stockholders' equity                             3,107,254      2,662,730
                                                      -----------    ----------
                                                      $5,211,816     $4,847,836
                                                      -----------    ----------
                                                      -----------    ----------

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three Months Ended:             Six Months Ended:
                                       Aug. 29, 1998   Aug. 30, 1997   Aug. 29, 1998   Aug. 30, 1997
                                       -------------   -------------   -------------   -------------
Net sales (Note 3)                       $2,677,087      $2,550,513      $5,213,718      $5,065,798
Cost of sales                             1,635,087       1,591,405       3,250,138       3,099,185
                                       ------------      ----------      ----------      ----------

Gross profit                              1,042,000         959,108       1,963,580       1,966,613

Selling expenses                            329,172         396,693         659,172         782,244
General and administrative expenses         535,885         552,300       1,043,025       1,151,269
                                       ------------      ----------      ----------       ---------
Income from operations                      176,943          10,115         261,383          33,100

Other income, principally interest           16,164          14,064          50,844          38,433
Gain on legal settlement                    149,498               0         149,498               0
                                       ------------      ----------      ----------       ---------
                                            342,605          24,179         461,725          71,533
Other expense, principally interest               0           2,940               0           6,385
                                       ------------      ----------      ----------       ---------
Income before income taxes                  342,605          21,239         461,725          65,148
Provision for income taxes (Note 1)          25,341          (4,872)         28,311          (3,576)

Net income                               $  317,264      $   26,111      $  433,414      $   68,724
                                       ------------      ----------      ----------      ----------
                                       ------------      ----------      ----------      ----------

Weighted average number of common
shares used in computation of net
income per share:
   Basic                                  2,586,281       2,584,281       2,586,188       2,584,281
   Diluted                                2,634,639       2,676,010       2,639,777       2,676,010

Net income per common share (Note 1):
   Basic                                      $0.12           $0.01           $0.17           $0.03
   Diluted                                    $0.12           $0.01           $0.16           $0.03

See notes to condensed consolidated financial statements.

                THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)



                                                                              Six Months Ended:
                                                                       Aug. 29,1998   Aug. 30,1997
                                                                       ------------   ------------
Cash Flows from Operating Activities:
   Net income                                                           $  433,414     $   68,724
   Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation and amortization                                        131,879         97,314
      Deferred foreign tax provision                                           121              0
   Changes in operating assets and liabilities:
      Accounts receivable                                                 (180,625)       103,098
      Inventories                                                            5,572        (43,857)
      Prepaid expenses and other assets                                     90,843         27,678
      Net pension liability                                                 54,600         54,600
      Accounts payable and accrued liabilities                            (121,612)         6,336
      Unearned revenue                                                     (14,395)         3,802
                                                                         ---------     ----------

Net cash provided by operating activities                                  399,797        317,695
                                                                         ---------     ----------

Cash Flows from Investing Activities-
   Capital expenditures                                                   (185,507)      (250,033)
                                                                         ---------     ----------

Net cash used in investing activities                                     (185,507)      (250,033)

Cash Flows from Financing Activities:
    Common stock options exercised                                             781              0
    Principal payments of notes payable                                          0           (301)
                                                                         ---------     ----------

Net cash provided by (used in) financing activities                            781           (301)
                                                                         ---------     ----------

Net increase in cash and cash equivalents                                  215,071         67,361

Cash and cash equivalents at beginning of year                           1,189,046      1,125,589
                                                                         ---------      ---------
Cash and cash equivalents at end of period                              $1,404,117     $1,192,950
                                                                         ---------     ----------
                                                                         ---------     ----------
Supplemental Disclosures of Cash Flow Information-
    Cash paid for interest                                              $    5,049     $    6,386
                                                                         ---------     ----------
                                                                         ---------     ----------

See notes to condensed consolidated financial statements.

                 THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 29, 1998


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

Operating results for the periods ended August 29, 1998 are not necessarily indicative of the results that may be expected for the year ending February 27, 1999.


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


C)   Provision for Income Taxes

The provision for income taxes, on domestic operations, for periods ended August 29, 1998 and August 30, 1997, were calculated at an effective annual tax rate of 4.5% reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". The provision for income taxes on foreign operations was estimated at 21%.

                 THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 2

The Company did not take a physical inventory as of August 29, 1998. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.




Inventories consist of:                 AUGUST 29, 1998       FEBRUARY 28, 1998
                                        ---------------       -----------------
                                          (unaudited)

Raw materials                             $  923,481             $  921,065
Work-in-process                               67,024                 60,231
Finished goods                               113,795                117,433
                                          ----------             ----------

Total Inventories                          1,104,300              1,098,729
Less  allowance for obsolescence              59,011                 59,011
Net inventories                         $  1,045,290           $  1,039,718
                                        ------------           ------------
                                        ------------           ------------



NOTE 3 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

NOTE 4 - COMPREHENSIVE INCOME

Effective March 1, 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. Prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                            Six Months Ended
                                                        August 29,    August 30,
                                                          1998          1997
                                                        -----------------------

     Net income                                          $433,414     $68,724
     Other comprehensive income (loss), net of tax:
       Change in equity resulting from translation
         of financial statements into U.S. dollars            330        (705)
     Comprehensive income                                $433,744     $68,019
                                                        ---------     -------
                                                        ---------     -------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three and six months ended August 29, 1998 as compared with three and six months ended August 30, 1997.

REVENUES

Sales of $2,677,087 for the second quarter ended August 29, 1998 were 5.0% higher than the sales of $2,550,513 in the comparable prior-year quarter. Net sales of $5,213,718 for the six months ended August 29, 1998 were 2.9% higher than prior-period's sales of $5,065,798. When compared to the prior year, second quarter sales were positively effected by unit volume increases in the Company's core custom orthotic product line, as well as increased sales in the Company's U.K. subsidiary.

GROSS PROFIT

Gross profit for the current-year's second quarter was $1,042,000 (38.9% of sales) which represents an increase from the comparable prior-year quarter's gross profit of $959,108 (37.6% of sales). Gross profit for the recently concluded six-month period of $1,963,580 (37.7% of sales) was lower than the comparable prior six-month period's gross profit of $1,966,613 (38.4% of sales). The gross profit increase in the current-year's second quarter was due to a reduction of production costs at the Company's U.S. and U.K. production facilities. The Gross profit decreased for the current year 6 month period was due, primarily to increased shipping cost incurred to maintain turnaround time during an automation of the order entry process and an increase in the material cost for certain portions of the product mix, both of which occurred during the current-year's first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the recently ended quarter were $865,057 compared to $948,993 in the comparable prior-year period, a 8.8% decrease. Expenses for the six months were $1,702,197 compared with $1,993,513 in the prior comparable period, accounting for a 14.6% decrease. The decrease in selling, general and administrative expenses was primarily the result of reduced salaries and related benefits, reflecting a reduction in personnel, decreased promotional expenses and other direct selling expenses, reduced consulting expenses, and cost savings attributable to the full implementation of the new computer system installed at the beginning of the current fiscal year.

OTHER INCOME AND EXPENSES

Other income consists primarily of income generated from investments and service charge income generated from the Company's accounts receivable and seminar fees. Net other income was $16,164 for the second quarter of the current fiscal year as compared with $14,064 in the comparable prior year's quarter, representing a 14.9% increase. For the six months, net other income was $50,844 this year versus $38,433 or a 32.3% increase. The three months and six months ended August 29, 1998 include a gain in legal settlement of $149,498 previously announced on July 27, 1998, arising from a fire, which occurred on January 6, 1993 at the Company's former Deer Park, New York manufacturing facility.

PROVISION FOR INCOME TAXES


The Company has provided an effective tax rate of 4.5% (U.S. operations) of pre-tax profits after utilizing available net operating loss carryforwards and taking into account the "Alternative Minimum Tax". Taxes for the U.K. operations were estimated at 21% of pre-tax profit.

NET INCOME

The Company earned $317,264 or $0.12 per share for the recently concluded quarter as compared to a gain of $26,111 or $.01 per share generated in the prior-year's quarter. Six month's net profit of $433,414 or $.16 per share compares with a profit of $68,724 or $.03 per share in the prior-year's comparable period. The three months and six months ended August 29, 1998 include a gain in legal settlement of $149,498 or $0.06 per share in each period.

LIQUIDITY

Working capital, as of August 29, 1998, was $2,535,892 versus $2,090,290 at February 28, 1998, an increase of $445,602. The increase was due to an increase in accounts receivable, cash and inventories of $180,625, $215,071, and $5,572 respectively, as well as decreases in accounts payable, accrued payroll liabilities, and unearned revenue of $118,615, $28,660, and $14,717, respectively. The increase was partially offset by a decrease in other current assets of $90,843, and an increase in other current liabilities of $26,406. Capital expenditures totaled $185,507 for the six months ended August 29, 1998.

Cash balances at August 29, 1998, of $1,404,117 were $215,071 above the February 28, 1998 balance of $1,189,046.

The Company believes its capital position is adequate to meet anticipated cash needs for the next twelve months and beyond.

As of July 31, 1998, the Company renewed the revolving credit line of $1,500,000, for an additional year (August 1, 1998 - July 31, 1999) at an interest rate of prime plus 0.5%, from American National Bank and Trust Company, but to date has not found it necessary to use this credit line.


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

Part II        OTHER INFORMATION

                    THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES


Item 4.   Submission of Matters to a Vote of Security-Holders.

          Reference is made to an annual meeting of shareholders held on October 2, 1998, where the following occurred:

          1. Kenneth Granat, Gary L. Grahn, Justin Wernick and Thomas I. Altholz were re-elected as Directors.

          2.  Deloitte & Touche LLP was re-appointed as the Company's auditors.

          3. The votes cast, in person and by proxy, on the motion to elect directors were as follows:

                                   For            Withhold Authority

          Kenneth Granat           2,413,599             200

          Gary L. Grahn            2,413,599             200

          Dr. Justin Wernick       2,413,599             200

          Thomas I. Altholz        2,413,599             200

          4. The votes cast, in person and by proxy, on the motion to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company were as follows:


               Votes for      2,417,207

               Votes against         18

               Abstained            392

Item 6.   Exhibits and Reports on Form 8-K

          (a). Exhibits

          11.  Statement Re:  Computation of Per Share Earnings

          (b). Reports on Form 8-K

          None


                                      SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        THE LANGER BIOMECHANICS GROUP, INC.

                                        -----------------------------
                                               (REGISTRANT)

DATE:  OCTOBER 13, 1998


                                        BY:    /s/   GARY L GRAHN
                                        ------------------------------
                                            GARY L. GRAHN
                                               PRESIDENT AND CHIEF EXECUTIVE
                                               OFFICER


                                        BY:   /s/   NANCY T. BIZZARO
                                        ------------------------------
                                             NANCY T. BIZZARO
                                               CONTROLLER
                                               PRINCIPAL FINANCIAL OFFICER