Form 10-Q
period 1998-11-28
LANGER BIOMECHANICS GROUP INC
filed 1999-01-12
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

   [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended NOVEMBER 28, 1998
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-12991


                       THE LANGER BIOMECHANICS GROUP, INC.
         ---------------------------------------------------------------
                  (Exact name of registrant as specified in its
                                   charter.)

                        NEW YORK                    11-2239561
         -------------------------------------- ------------------------
             (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization.)      Identification No.)

                      450 COMMACK ROAD, DEER PARK, NY 11729
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Common Stock,  $.02 Par Value - 2,586,281 shares as of January 4, 1999.

                                      INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION                                                          PAGE

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - November 28, 1998 and February 28, 1998    3

                  Condensed Consolidated Statements of Operations --
                  Three and Nine Months ended November 28, 1998 and November 29, 1997                4

                  Condensed Consolidated Statements of Cash Flows --
                  Nine Months ended November 28, 1998 and November 29, 1997                          5

                  Notes to Condensed Consolidated Financial Statements --
                  Nine Months ended November  28, 1998                                           6 - 7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                  8 - 9



PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K                                                 10

                  Signatures                                                                       10


PART I.         FINANCIAL INFORMATION

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                        Assets                                                         Nov. 28,1998   Feb. 28,1998
                                                                                       ------------   -----------
                                                                                      (unaudited)
Current Assets:
  Cash and cash equivalents                                                            $ 1,707,544    $ 1,189,046
  Accounts receivable, net of allowance for doubtful accounts of $15,000 and $23,000     1,567,017      1,360,420
  Inventories, net (Note 2)                                                              1,055,330      1,039,718
  Other current assets                                                                     224,879        311,447
                                                                                       -----------    -----------
Total current assets                                                                     4,554,770      3,900,631
Property and equipment, net                                                                799,943        777,991
Other assets                                                                               169,142        169,214
                                                                                       -----------    -----------
                                                                                       $ 5,523,855    $ 4,847,836
                                                                                       -----------    -----------
                                                                                       -----------    -----------


                        Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                                    $   405,841    $   478,590
   Accrued payroll and related payroll taxes                                               251,949        281,961
   Other current liabilities                                                               915,832        658,709
   Unearned revenue - current                                                              367,157        391,081
                                                                                       -----------    -----------
Total current liabilities                                                                1,940,779      1,810,341


Accrued pension expense                                                                    245,368        220,609
Unearned revenue - long-term                                                               149,403        148,733
Deferred income taxes                                                                        5,456          5,423
Minority Interest                                                                           28,772           --
                                                                                       -----------    -----------
Total liabilities                                                                        2,369,778      2,185,106
                                                                                       -----------    -----------


Stockholders' Equity:
    Common stock, $.02 par value.  Authorized 10,000,000 shares;
     outstanding 2,586,281 and 2,585,281 shares, respectively                               51,726         51,706
Additional paid-in capital                                                               6,278,304      6,277,543
Accumulated deficit                                                                     (2,885,082)    (3,375,120)
Aggregate adjustment resulting from translation of financial statements
      into U.S. dollars                                                                    (49,043)       (49,571)
Minimum pension liability adjustment                                                      (241,828)      (241,828)
                                                                                       -----------    -----------
Total stockholders' equity                                                               3,154,077      2,662,730
                                                                                       -----------    -----------
                                                                                       $ 5,523,855    $ 4,847,836
                                                                                       -----------    -----------
                                                                                       -----------    -----------



See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                    Three Months Ended:               Nine Months Ended:
                                                                Nov. 28, 1998    Nov. 29, 1997 Nov. 28, 1998  Nov. 29, 1997
                                                                -------------    ------------- -------------  ------------

Net sales (Note 3)                                                $ 2,668,380    $ 2,586,395   $ 7,882,098    $ 7,652,193
Cost of sales                                                       1,642,158      1,551,096     4,892,296      4,650,279
                                                                  -----------    -----------   -----------    -----------
Gross profit                                                        1,026,222      1,035,299     2,989,802      3,001,914

Selling expenses                                                      343,695        366,891     1,002,867      1,149,135
General and administrative expenses                                   605,160        514,349     1,648,185      1,665,619
                                                                  -----------    -----------   -----------    -----------

Income from operations                                                 77,367        154,059       338,750        187,160

Other income, principally interest                                     14,181         16,163        65,025         54,596
Gain on legal settlement                                                 --             --         149,498           --
Minority interest                                                     (28,772)          --         (28,772)          --
                                                                  -----------    -----------   -----------    -----------
                                                                       62,776        170,222       524,501        241,756
Other expense, principally interest                                         0          2,653          --            9,039
                                                                  -----------    -----------   -----------    -----------
Income before income taxes                                             62,776        167,569       524,501        232,717
Provision for income taxes (Note 1)                                     6,152          9,109        34,463          5,533
                                                                  -----------    -----------   -----------    -----------
Net income                                                        $    56,624    $   158,460   $   490,038    $   227,184
                                                                  -----------    -----------   -----------    -----------
                                                                  -----------    -----------   -----------    -----------

Weighted average number of common shares
used in computation of net income per share:
   Basic                                                            2,586,281      2,585,281     2,586,170      2,584,614
   Diluted                                                          2,604,020      2,662,780     2,612,452      2,666,665

Net income per common share (Note 1):
   Basic                                                          $      0.02    $      0.06   $      0.19    $      0.09
   Diluted                                                        $      0.02    $      0.06   $      0.19    $      0.09


See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       Nine Months Ended:
                                                                                 Nov. 28,1998   Nov. 29,1997
                                                                                 ------------   ------------

Cash Flows from Operating Activities:
   Net income                                                                    $   490,038    $   227,184
   Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation and amortization                                                  196,955        134,360
      Deferred foreign tax provision                                                      33           --
      Minority Interest                                                               28,772           --
   Changes in operating assets and liabilities:
      Accounts receivable                                                           (206,597)        88,611
      Inventories                                                                    (15,612)       (84,117)
      Prepaid expenses and other assets                                               86,640            329
      Net pension liability                                                           24,759        (42,238)
      Accounts payable and accrued liabilities                                       154,890        163,902
      Unearned revenue                                                               (23,254)        23,022
                                                                                 -----------    -----------
Net cash provided by operating activities                                            736,624        511,053
                                                                                 -----------    -----------
Cash Flows from Investing Activities-
   Capital expenditures                                                             (218,907)      (342,751)
                                                                                 -----------    -----------
Net cash used in investing activities                                               (218,907)      (342,751)
                                                                                 -----------    -----------
Cash Flows from Financing Activities:
    Common stock options exercised                                                       781            781
    Principal payments of note payable                                                  --             (301)
                                                                                 -----------    -----------
Net cash provided by financing activities                                                781            480
                                                                                 -----------    -----------
Net increase in cash and cash equivalents                                            518,498        168,782

Cash and cash equivalents at beginning of year                                     1,189,046      1,125,589
                                                                                 -----------    -----------
Cash and cash equivalents at end of period                                       $ 1,707,544    $ 1,294,371
                                                                                 -----------    -----------
                                                                                 -----------    -----------

Supplemental Disclosures of Cash Flow Information- Cash paid during the period for:
        Interest                                                                 $     7,603    $     9,039
                                                                                 -----------    -----------
                                                                                 -----------    -----------
        Income Taxes                                                             $     8,673    $     6,951
                                                                                 -----------    -----------
                                                                                 -----------    -----------


See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                November 28, 1998



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

Operating results for the periods ended November 28, 1998 are not necessarily indicative of the results that may be expected for the year ending February 27, 1999.


B)       Income per Share

In 1998, The Langer Biomechanics Group, Inc. (the "Company") adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and restated net income per common share for all periods presented. Basic net income per common share was calculated based upon the weighted average number of common shares outstanding during the respective periods. Diluted net income per common share was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods.

The weighted average common shares outstanding for the computation of basic net income per common share for the quarter ended November 28, 1998 and November 29, 1997 were 2,586,281 and 2,585,281, respectively, and for the nine months ended November 28, 1998 and November 29, 1997 were 2,586,170 and 2,584,614, respectively.

Additionally, for the diluted calculation, 17,739 and 77,499 of equivalent common shares were included for the quarter ended November 28, 1998 and November 29, 1997, respectively, and 26,282 and 82,051 of equivalent common shares, representing the dilutive effect of the Company's stock options, were included for the nine months ended November 28, 1998 and November 29, 1997, respectively.

C)       Provision for Income Taxes

The provision for income taxes, on domestic operations, for the periods ended November 28, 1998 and November 29, 1997, were calculated at an effective annual tax rate of 4.5%, reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". The provision for income taxes on foreign operations was estimated at 21%.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 2

The Company did not take a physical inventory as of November 28, 1998. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.

                                                 NOVEMBER 28, 1998   FEBRUARY 28, 1998
                                                 ------------------  -----------------
                                                    (unaudited)

Inventories consist of:

Raw materials                                        $  898,981       $  921,065
Work-in-process                                          64,438           60,231
Finished goods                                          150,922          117,433
                                                     ----------       ----------

Total Inventories                                     1,114,341        1,098,729
Less  allowance for obsolescence                         59,011           59,011
                                                     ----------       ----------
Net inventories                                      $1,055,330       $1,039,718
                                                     ----------       ----------
                                                     ----------       ----------


NOTE 3 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

NOTE 4 - COMPREHENSIVE INCOME

Effective March 1, 1998, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the consolidated financial statements. Prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                                              Nine Months Ended
                                                                        November 28,    November 29,
                                                                            1998        1997

                  Net income                                             $490,038      $227,184
                  Other comprehensive income (loss), net of tax:
                    Change in equity resulting from translation
                      of financial statements into U.S. dollars                 528            4,009
                                                                          ----------      -----------
                  Comprehensive income                                   $490,566      $231,193
                                                                         ---------     --------
                                                                         ---------     --------


Note 5 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". These pronouncements are not expected to have a material impact on the Company's financial Statements.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Three and nine months ended November 28, 1998 as compared with three and nine months ended November 29, 1997.

REVENUES

Sales of $2,668,380 for the third quarter ended November 28, 1998 were 3.2% higher than the sales of $2,586,395 in the comparable prior-year quarter. Net sales of $7,882,098 for the nine months ended November 28, 1998 were 3.0% higher than the prior-period's sales of $7,652,193. When compared to the prior year, the three and nine months ended November 28, 1998 sales were positively effected by unit volume increases in the Company's core custom orthotic product line, as well as increased sales in the Company's U.K. subsidiary.

GROSS PROFIT

Gross profit for the current-year's third quarter was $1,026,222 (38.5% of sales) which represents an decrease from the comparable prior-year quarter's gross profit of $1,035,299 (40.0% of sales). Gross profit for the recently concluded nine-month period of $2,989,802 (37.9% of sales) was lower than the comparable prior nine-month period's gross profit of $3,001,914 (39.2% of sales). The gross profit decrease in the current-year's third quarter was due to an increase of production costs at the Company's U.S. and U.K. production facilities. The gross profit decrease for the current-year nine month period was due, primarily, to increased shipping costs incurred to maintain turnaround time during an automation of the order entry process and an increase in the material cost for certain portions of the product mix, both of which occurred during the current-year's first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the recently ended quarter were $948,855 compared to $881,240 in the comparable prior-year period, a 7.67% increase. Selling, general and administrative expenses for the nine months were $2,651,052 compared with $2,814,754 in the prior comparable period, amounting to a 6.2% decrease. The increase in selling, general and administrative expenses, for the three months ended November 28, 1998, includes a charge of approximately $98,000 for severance payments made to one of the Company's former executive officers.

 The overall decrease in selling, general and administrative expenses, for the nine month period ended November 28, 1998, was primarily the result of reduced salaries and related benefits. This reflects a reduction in personnel, decreased promotional expenses and other direct selling expenses, reduced consulting expenses, and cost savings attributable to the full implementation of the new computer system installed at the beginning of the current fiscal year.

OTHER INCOME AND EXPENSES

Other income consists primarily of income generated from investments and service charge income generated from the Company's accounts receivable and seminar fees. Net other income was $14,181 for the third quarter of the current fiscal year as compared with $16,163 in the comparable prior year's quarter, representing a 12.3% decrease. For the nine months, net other income was $65,025, compared to $54,596 earned in the prior year, or a 19.10% increase. The nine months ended November 28, 1998 includes a gain on a legal settlement of $149,498, arising from a fire which occurred on January 6, 1993 at the Company's former Deer Park, New York manufacturing facility.

PROVISION FOR INCOME TAXES

The Company has provided an effective tax rate of 4.5% (U.S. operations) of pre-tax profits after utilizing available net operating loss carryforwards and taking into account the "Alternative Minimum Tax". Taxes for the U.K. operations were estimated at 21% of pre-tax profits.

NET INCOME

The Company's net income was $56,624 or $0.02 per share for the recently concluded quarter as compared to $158,460 or $.06 per share generated in the prior-year's quarter. The nine month's net income was $490,038 or $.19 per share compared to $227,184 or $.09 per share in the prior-year's comparable period. The nine months ended November 28, 1998 includes a charge of approximately $98,000, or $0.04 per share, as payment of a severance package to a former executive of the Company and a gain on a legal settlement of $149,498 or $0.06 per share.

LIQUIDITY

Working capital, as of November 28, 1998, was $2,613,991 versus $2,090,290 at February 28, 1998, an increase of $523,701. The increase was due to an increase in cash, accounts receivable and inventories of $518,498, $206,597, and $15,612, respectively, as well as decreases in accounts payable, accrued payroll liabilities, and the current-portion of unearned revenue of $72,749, $30,012, and $23,924, respectively. The increase was partially offset by a decrease in other current assets of $86,568, and an increase in other current liabilities of $257,123. Capital expenditures totaled $218,907 for the nine months ended November 28, 1998.

Cash balances at November 28, 1998, of $1,707,544, increased $518,498 above the February 28, 1998 balance of $1,189,046.

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


YEAR 2000 COMPLIANCE

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

Part II           OTHER INFORMATION

                           THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES





Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits

         None
(b)      Reports on Form 8-K

         None



                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   THE LANGER BIOMECHANICS GROUP, INC.
                                         -----------------------
                                            (REGISTRANT)



DATE:  JANUARY 12, 1999


                                   BY:    /S/   DANIEL J. GORNEY
                                      ----------------------------
                                         DANIEL J. GORNEY
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER




                                   BY:   /S/   DANIEL J. GORNEY
                                      ----------------------------
                                         DANIEL J. GORNEY
                                           PRINCIPAL FINANCIAL OFFICER