Form 10-K
period 1999-02-28
LANGER BIOMECHANICS GROUP INC
filed 1999-06-14
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       ---------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 28, 1999

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-12991

                       THE LANGER BIOMECHANICS GROUP, INC.
             (Exact name of Registrant as specified in its charter)

            New York                               11-2239561
   (State or other jurisdiction              (I.R.S. employer iden-
     of incorporation or                      tification number)
        organization)


                   450 Commack Road, Deer Park, New York 11729
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (516) 667-1200

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.02 per share
                                 Title of Class

                              * * * * * * * * * * *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of June 3, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant was $2,441,142, as computed by reference to the average bid and ask prices of the stock (1 1/2) multiplied by the number of shares of voting stock outstanding on June 3, 1999 held by non-affiliates (1,627,428).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of June 3, 1999.


Class of Common Stock         Outstanding at June 3, 1999
---------------------         ---------------------------
Common Stock, par value               2,598,281  shares
$.02 per share


                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                                     PART I


ITEM 1.    BUSINESS

GENERAL


     The Langer Biomechanics Group, Inc. ("LBG" or the "Company") is engaged in the design, manufacture and marketing of foot and gait-related biomechanical products. The Company's largest product line, custom-made, prescription orthotic devices, accounted for approximately 83% of revenues for the fiscal year ended February 28, 1999. Foot orthoses are contoured molds made from plastic, graphite, leather or composite materials, which are placed in patients' shoes to
(i) correct or mitigate abnormalities in their gait and (ii) relieve symptoms associated with foot or postural malalignment. These devices function by maintaining the proper relationships between a patient's forefoot, rearfoot, leg and horizontal walking surface. To the Company's knowledge, it has the greatest overall unit volume and revenue in the custom foot orthoses industry. The Company's customers are primarily podiatrists, and also include orthopedists, physical therapists and Orthotic & Prosthetic ("O&P") centers. The Company also makes ankle foot orthoses ("AFO"), boot-like devices which assist individuals afflicted with neurological impairments, foot deformities and injuries to achieve a more natural gait.

     In addition to its line of orthotics products, the Company has developed and markets a number of other products that help treat biomechanical medical problems related to feet and gait, including:

- A proprietary medical grade soft tissue cushioning material named PPT(R), which the Company believes provides superior protection against forces of pressure, shock and shear. PPT conforms and bonds to a broad array of orthotic and prosthetic devices, braces and assemblies; and

- The Pediatric Counter Rotation System ("CRS"-Registered Trademark-), a device which corrects in-toe/out-toe disorders of infancy, while allowing unrestricted movement of the feet and legs.

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

      Net sales by product category of the Company as derived from its accounting records are set forth below (dollars in thousands):


                                                       FISCAL  YEARS ENDED:
                                           --------------------------------------------
                                           FEB. 28,    FEB. 28,    FEB. 28,    FEB. 29,
PRODUCT CATEGORY                             1999        1998        1997        1996
----------------                           --------------------------------------------
Custom Orthoses                             $ 8,521     $ 8,618     $ 8,994     $ 8,652

PPT Products                                  1,269       1,281       1,085       1,121

Counter Rotation System ("CRS")                 108         111         129         165

Materials and Other (including Superform)       409         146         307         175
                                            -------     -------     -------     -------
Total                                       $10,307     $10,156     $10,515     $10,113
                                            -------     -------     -------     -------
                                            -------     -------     -------     -------

       Export and foreign sales constituted approximately 26%, 26% and 25% of revenues for the fiscal years ended February 28, 1999, 1998 and 1997, respectively.

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

     During the twelve months ended February 28, 1999, sales of orthotic products totaled $8,521,000, compared to $8,618,000 for the twelve months ended February 28, 1998. Decreased revenue resulted from decreased unit volume in the Company's United Kingdom subsidiary. The United Kingdom's volume decline in custom orthotics was largely offset by a volume increase in the Company's North America operations.

     While sales were primarily made to practitioners within the United States, the Company also sold its orthotic products in approximately thirty-two foreign countries. No single orthotic customer presently accounts for more than 1% of the Company's annual sales. The primary market for custom orthotic devices is podiatrists who prescribe such devices for their patients. There are approximately 11,000 practitioners of podiatry licensed in the United States. Orthotic devices are also sold to other health care professionals, such as orthopedists, engaged in the treatment of the foot. The cost of the device to the patient is typically included by the practitioner as part of his fee for treatment. The Company does not sell the devices directly to the user-patient. Orthotic devices are made in the Company's three facilities in Deer Park, New York; Brea, California; and Stoke-on-Trent, England. The prescribing practitioner furnishes plaster impression casts of the patient's feet and necessary clinical information on an appropriate prescription order form. In addition to its six-month warranty, the Company offers an optional "Protect Program" at an additional cost of $55 per pair of orthoses. Under the program, the Company will repair or replace the orthotics at no charge, or at a reduced charge, during the first 24 months following sale.

    Biomechanical orthotic devices can be fabricated with different functional capabilities and from various materials, depending upon the requirements of the patient. The Company has designed orthotic devices to address the needs of particular segments of the market. For example, the general interest in physical fitness has resulted in demand for orthotic devices and it has heightened the awareness of the importance of proper foot function and foot care. To address this segment of the market, the Company manufactures an extensive line of orthotics called Sporthotics-Registered Trademark-, designed for the specific needs of runners and other sport-specific athletes, including football, basketball and tennis players. Other specialized products include: Healthflex-Registered Trademark-
(designed for the needs of aerobic dance, walking and exercise enthusiasts), DesignLine-Registered Trademark- (a functional orthotic designed to fit into dress shoes, such as high fashion shoes and loafers which cannot accommodate a full-size orthotic), DressFlex-Registered Trademark- (a unique proprietary device for use in women's high-heeled shoes), Slimthotics-Registered
Trademark- (designed to fit into shoes, such as high heels and ballet slippers), Lyte Fit-Registered Trademark- (ultra-thin and lightweight devices made from LBG's exclusive Superform-Registered Trademark- thermoplastic material), the Golden Series-Registered Trademark-(designed for the needs of active individuals who are over 50 years of age), Bioflex-Registered
Trademark- (devices suitable for younger, more active individuals), BlueLine-Registered Trademark- (a flexible, durable, accommodative device that provides a moderate level of of control), D.S.I.S.-Registered Trademark-
(a patented device for the effective treatment of pediatric flat foot), and Diab-A-Thotics-Registered Trademark- (designed to meet the needs of diabetic patients in the growing diabetic population).

    An additional product line called "FirstChoice" was introduced in fiscal 1995 in order to address price-sensitive market areas, including managed care organizations. The product offering is limited to several basic products and has flat rate pricing. The manufacturing and service areas are also limited in order to reduce costs.

    Superform-Registered Trademark- is a proprietary composite material believed to be superior to other composite materials available for orthotic fabrication. Superform was first introduced in fiscal 1994 in several of the Company's orthotic products due to its strength and mouldability. During fiscal 1995, the Company began to market Superform to other orthotic labs.

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

    Sales of PPT products for the twelve months ended February 28, 1999 were $1,269,000 versus $1,281,000 in the prior fiscal year. The decrease is attributable to supply chain problems that resulted in cancelled orders from larger direct accounts and distributors.

    In 1993, the Company introduced a new generation of PPT, which independent tests show to have improved properties over competitive materials. The essential function of PPT and other soft tissue supplements is to provide protection against forces of pressure, shock and shear. The Company believes that PPT's characteristics make it a superior product in its field. PPT has a superior "memory" that enables it to return to its original shape faster and more accurately than other materials used for similar purposes. PPT is also odorless and non-sensitizing to the skin, and has a porosity which helps the skin to remain dry, cool and comfortable. These factors are especially important in sports medicine applications.

     Besides podiatric use, PPT is suitable for other orthopedic and medical-related uses such as liners for braces and prosthetics, as shock absorbers and generally in devices used in sports and physical therapy.

    The Company has awarded exclusive distribution arrangements to certain leading distributors serving selected end-use markets in the United States and other countries. The Company sells direct to practitioners in non-exclusive markets.

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

    Sales for CRS totaled $108,000 during the twelve months ended February 28, 1999 compared to sales of $111,000 in the prior twelve-month period. The decrease in revenues is a result of a trend whereby more referring orthopedic physicians diagnose the in-toe and out-toe disorders as naturally correcting problems that do not require special devices such as the CRS.

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

    The CRS was developed by BioResearch Ithaca, Inc. of Ithaca, New York, which has obtained patents on the device in the United States and certain other countries. In accordance with a license agreement entered into in l986 between the Company and BioResearch Ithaca, Inc., the Company has been granted an exclusive license, with the right to grant sublicenses, to make, use and sell the CRS. Food and Drug Administration acceptance to market the CRS has been obtained by the Company. See "Governmental Regulation".

    The primary competitive products for the CRS are rigid bars and splints.

MATERIALS AND OTHER (INCLUDING SUPERFORM) - (MOS)

SUPERFORM-Registered Trademark- (MOS)

    Superform thermoplastic composite is the Company's proprietary material used for orthotic shell fabrication. Superform is lightweight and has superior impact resistance, making it a suitable material for orthotics that are used by athletes.

    Sales for MOS totaled $409,000 during the twelve months ended February 28, 1999 compared to sales of $146,000 in the prior twelve-month period. The increase in revenues resulted from the use of MOS in non-Company products sold throughout the United Kingdom and sold to distributors.

MARKETING

    The Company vitalized its field sales effort, targeting multi-practitioner facilities, in addition to trade shows, advertising, educational sponsorships, public relations and maintenance marketing. The Company continues to emphasize customer service by maintaining a staff of customer service representatives at each of its facilities.

    The Company continues its focus on providing the education and training for healthcare practitioners who treat biomechanical problems of the lower extremity through seminar and in-service programs. A comprehensive program is offered in biomechanics, gait analysis and the cost-effectiveness of orthotic therapy.

    Management promotes awareness of orthotics through marketing and operational initiatives. A Volume Incentive Program ("VIP") along with practice building assistance is oriented toward helping practitioners expand the orthotic components of their practices.

RESEARCH AND DEVELOPMENT

    The Company incurred no research and development costs for the twelve months ended February 28, 1999, 1998 and 1997. However, the Company expects to incur research and development costs in the future. As of March 1, 1999, the Company established a Product Development department to explore new applications for existing products and ensure that the Company remains on the cutting edge of orthotic therapy.

PATENTS AND TRADEMARKS

    The Company believes that patent and trademark protection are beneficial. The Company holds 13 patents, 94 trademarks and 9 copyrights. These patents and trademarks are held in 12 countries, including the United States. The Company has exclusive licenses to three types of orthotic devices which are patented in the United States and several foreign countries. In addition, patents have also been granted to a third party in the United States and numerous foreign countries with respect to the CRS (as to which the Company has exclusive marketing rights).

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

EMPLOYEES

    At March 1, l999, the Company had 147 employees, of which 90 were located in Deer Park, New York, 32 in Brea, California, and 25 in Stoke-on-Trent, England. The employees are not represented by a union. The Stoke-on-Trent facility is a 75% owned subsidiary of the Company.

CONSULTANTS AND FIELD EVALUATION FORCE

    The Company has oral or written agreements with four medical specialists with respect to their providing professional consultative services to the Company in their areas of specialization. Two of the consultants are on the faculties of podiatric medicine colleges in the United States.

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


ITEM 2. PROPERTIES

     The Company's executive offices, and its primary manufacturing facilities, are located in Deer Park, New York. The Deer Park facility is leased through July 31, 2005, with a four year extension option, and with monthly lease payments averaging $25,181. The Company also leases space in Brea, California (manufacturing facility) which expires on December 31, 1999, and with aggregate monthly lease payments of $7,576. A 75% owned subsidiary of the Company currently leases facilities in Stoke-on-Trent, England under a lease that expired December 31, 1998 and for which it currently pays $2,536 monthly (at the current exchange rate) on a week to week lease until June 30th, 1999. The England subsidiary plans to occupy new premises on July 1, 1999. The Company believes that its manufacturing facilities are suitable and adequate and provide the productive capacity necessary for its current and reasonably foreseeable future needs. The Company believes that while these manufacturing facilities are being adequately utilized, they could be more fully utilized (e.g. with extended night shift operations) should this become necessary.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

    The Registrant's common stock, par value $.02 per share ("Common Stock"), is traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol GAIT. The following table sets forth the high and low closing bid prices for the Common Stock for the fiscal years ended February 28, 1998 and February 28, 1999. The NASDAQ quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.


TWELVE MONTHS ENDED FEBRUARY 28, 1998        HIGH        LOW
-------------------------------------        ----        ---
1st quarter                                 1-7/8       1-5/8
2nd quarter                                 2-1/4       1-11/16
3rd quarter                                 2           1-7/16
4th quarter                                 1 3/4       1-13/32


TWELVE MONTHS ENDED FEBRUARY 28, 1999        HIGH        LOW
-------------------------------------        ----        ---
1st quarter                                 1-9/16      1-5/16
2nd quarter                                 1-7/16      1-5/16
3rd quarter                                 1-3/8       1-1/16
4th quarter                                 1-7/8       1-1/4


    On February 28, 1999, there were approximately 300 holders of record of the Common Stock. However, this figure is exclusive of all owners whose stock is held beneficially or in "street" name. Based on information supplied by various securities dealers, the Company believes that there are in excess of 650 shareholders in total, including holders of record as well as those whose shares are beneficially held.

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

RECENT ISSUANCE OF SECURITIES

On November 30, 1998, the Board of Directors authorized the issuance of 4000 shares of common stock to each of these outstanding directors (Kenneth Granat, Stephen V. Ardia and Thomas I. Altholz) in consideration for their services as outside directors. The Company relied upon the exemption provided Section 4(2) of the Securities Exchange Act of 1933 in commencing with this issuance.

ITEM 6. SELECTED FINANCIAL DATA


                                                 (In thousands, except per share data.)

                                                               Fiscal Year Ended:
                                                 ------------------------------------------------------
                                                  Feb. 28,   Feb. 28,    Feb. 28,   Feb. 29,    Feb. 28,
                                                     1999       1998       1997      1996        1995
                                                  --------   --------   --------   --------    --------
Consolidated Statement of Operations:

   Net sales                                      $ 10,307   $ 10,156   $ 10,515   $ 10,113    $ 10,467

   Income (loss) before non-recurring charges
      and income taxes                                 346        370        331        113        (266)

   Non-recurring changes:
    Discontinuance of CAD-CAM project                   --         --         --       (499)         --
    Lab closings, write down of selected assets
      and legal fees                                    --         --         --        (49)       (363)

   Income (loss) before income taxes                   346        370        331       (435)       (629)

   Provision for (benefit from) income taxes            25          5         28         (2)          8

   Net income (loss)                                   304        365        303       (433)       (637)

   Earnings per share:

   Income (loss) before non-recurring charges
     and income taxes                                 0.12       0.14       0.12       0.04       (0.11)

   Non-recurring changes:
    Discontinuance of CAD-CAM project                   --         --         --      (0.19)         --
    Lab closings, write down of selected assets
      and legal fees                                    --         --         --      (0.02)      (0.14)

   Net income (loss) per common share:
        Basic                                         0.12       0.14       0.12      (0.17)      (0.25)
        Diluted                                       0.12       0.14       0.11      (0.17)      (0.25)

Weighted average number of common shares:
        Basic                                        2,584      2,585      2,583      2,568       2,547
        Diluted                                      2,607      2,658      2,666      2,568       2,547

Cash dividends per share                                --         --         --         --          --

Consolidated Balance Sheets:

   Working Capital                                   2,423      2,090      2,050      1,576       1,456

   Total Assets                                      5,125      4,848      4,445      4,035       4,535

   Long-term Indebtedness
     (excluding current maturities)                     --        375        444        430         482

   Stockholders' Equity                              2,950      2,663      2,291      1,978       2,311


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATEMENTS OF OPERATIONS:

    The Company's net sales of $10,307,000 for the twelve months ended February 28, 1999 were 1.5 percent above net sales of $10,156,000 for the twelve months ended February 28, 1998. Net sales in fiscal 1998 were 3.4 percent below net sales of $10,515,000 for the twelve months ended February 28, 1997.

    Sales of orthotic products, which accounted for 83 percent of the Company's fiscal 1999 sales, decreased by approximately $97,000 or 1.1 percent to approximately $8,521,000 in the most recent twelve-month period. Decreased revenue resulted from decreased unit volume in the Company's United Kingdom subsidiary. The United Kingdom's volume decline in custom orthotics was largely offset by a volume increase in the Company's North America operations. Sales of orthotic products in fiscal 1998 decreased by $376,000 or 4.2 percent to $8,618,000 from fiscal 1997. Decreased revenues resulted from decreased unit volume from the elimination of marginal accounts and a shift in doctor preference toward lower priced orthoses, partially offset by an earlier unit price increase.

    Sales of PPT (the Company's soft tissue supplement material) for the recent twelve months were $1,269,000, which decreased by $12,000 or 0.9 percent from sales in the prior fiscal year. The decrease in PPT sales over the prior fiscal year was due to supply chain problems that resulted in cancelled orders from larger direct accounts and distributors. For the year ended February 28, 1998, sales were $1,281,000, representing a 18.1 percent increase of $196,000 from the prior year. The increase was due to the addition of several larger volume accounts.

    Sales of the Counter Rotation System ("CRS"-Registered Trademark-) were $108,000 for the twelve months ended February 28, 1999, representing a $3,000 or 2.7 percent decrease from the prior twelve-month period. The decrease in revenues is a result of a trend whereby more referring orthopedic physicians diagnose the in-toe and out-toe disorders as naturally correcting problems that do not require special devices such as the CRS. Sales for fiscal 1998 declined by $18,000 or 14.0 percent from the prior fiscal year. The decreased revenue resulted from a reduced level of direct promotion together with a shift toward wholesale sales to distributors in the United States and overseas.

    Gross profit (net sales less cost of sales) as a percentage of sales decreased from 40.0 percent for the twelve months ended February 28, 1998 to
36.4 percent for the recent twelve-month period. The decreased gross profit percentage largely resulted from increased labor and freight costs associated with unusual customer support efforts that revolved around operational issues caused by the installation of a new company-wide computer system. Increased material costs also accounted for some of the decrease in gross margin. Gross profit as a percentage of sales decreased from 41.5 percent for the twelve months ended February 28, 1997 to 40.0 percent for the year-end February 28, 1998. The decreased gross profit percentage resulted from increased manufacturing overhead on reduced unit sales in United States operations, and increased labor costs in United Kingdom operations.

    For the current fiscal year, selling expenses decreased by $97,000, and general and administrative expenses decreased by $3,000, compared to the prior twelve-month period. The decrease in selling expenses was driven by reductions in salaries, direct mail and advertising. The decrease in general and administrative expenses was due to net reductions in salaries and fringe benefits. For the twelve-month period ended February 28, 1998, selling expenses decreased by $332,000, and general and administrative expenses decreased by $18,000, compared to the prior twelve-month period. These reductions were due to lower promotional expense and tighter controls over operational expenditures and staff reductions.

    The Company incurred no research and development expenses in fiscal 1999, 1998 or 1997. However, the Company expects to incur research and development costs in the future. As of March 1, 1999, the Company established a Product Development department to explore new applications for existing products and ensure that the Company remains on the cutting edge of orthotic therapy.

    Interest income for the recent twelve-month period of $44,000 decreased $9,000 from the prior twelve-month period. The decrease is due to a reduction in interest charged on past due receivables. Interest income of $53,000 for fiscal 1998 was above fiscal 1997 by $3,000. This was primarily due to higher cash balances and more effective short-term investment of excess cash.

    Other income for fiscal year 1999 was $208,000. The significant increase is due to an insurance claim settlement for a fire at the main production facility several years ago. For the twelve months ended February 28, 1998 and 1997, other income was $13,000 and $20,000, respectively.

    For the year ended February 28, 1999, the Company had net income of $304,000 compared with net income of $365,000 for the prior fiscal year. Net income remained substantially consistent with the prior year as declines in operating income were offset by increases in other income as explained above. The fiscal 1999 declines in operating profit were due to unexpected installation costs for the Company's new computer system. Also, the Company's effective tax rate was higher in fiscal 1999, primarily due to increased profits in the United Kingdom subsidiary, which further reduced net income.

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

LIQUIDITY AND CAPITAL RESOURCES

    Working capital as of February 28, 1999 increased $333,000 to $2,423,000 from $2,090,000 at February 28, 1998. The increase is due to increases in cash and accounts receivable of $511,000 and $37,000, respectively, less decreases in inventories and prepaid expenses of $6,000 and $151,000, respectively. The increase was further offset by increases in accounts payable and accrued payroll and related payroll taxes of $89,000 and $4,000, respectively, and augmented by decreases in other current liabilities and unearned revenue of $4,000 and $34,000, respectively.

        Cash balances at February 28, 1999 of $1,700,000 were $511,000 above the prior year-end balance of $1,189,000.

        The Company anticipates that cash generated from operations as well as existing funds will be adequate to finance its present and contemplated future level of operations for a period of at least twelve months.

REVOLVING CREDIT

        The Company has a one year (August 1, 1998 - July 31, 1999) agreement for revolving credit of $1,500,000, at an interest rate of prime plus 1/2 percent, from a bank, but to date has not found it necessary to use this credit line. The agreement contains, among other items, restrictions relating to incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

    During the year ended February 28, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), and SFAS No. 132, "Employers' Disclosure about Pension and Other Post Retirement Benefits" ("SFAS No. 132). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a set of financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about reportable operating segments on the basis that is used internally for evaluating segment performance and allocating segment resources. SFAS No. 132 revises employers' disclosure requirements regarding pension and post retirement benefit plans. The adoption of SFAS No. 130, SFAS No.131 and SFAS No.132 did not have a material effect on the Company's consolidated financial statements.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires that derivative instruments be measured at fair value and recognized as assets or liabilities in the Company's balance sheet. SFAS No.133 is effective for all quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements.

YEAR 2000 COMPLIANCE

    The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. The Company commenced a program in fiscal 1998 to identify, remediate, test and develop contingency plans for Year 2000 Compliance. Currently, the Company is substantially complete with its Year 2000 Compliance Program, the results of which are summarized as follows:

    COMPUTER INFORMATION SYSTEMS ("CIS"). Beginning in fiscal 1998 (March 1997 - February 1998) the Company began implementing a new enterprise-wide CIS. The CIS is customized software running on a Windows NT Server. The server, customer software and all networked personal computers are fully Year 2000 compliant.
The Company has been operating the new CIS since February 1998 and it is now considered fully implemented. The Company anticipates that CIS, as it relates to the Year 2000 Compliance issue, will have no effect on business operations.

    PRODUCTS. The Year 2000 Compliance issue affects none of the Company's current products. Due to the nature of the Company's business, custom orthotics and related materials and services, no software or microprocessors are used in the products.

    THIRD PARTIES. The Company solicited statements of compliance from its key outside vendors, manufacturers and suppliers with respect to their CIS and overall business operations. Approximately 70% of these parties responded and informed the Company that they are currently compliant or plan to be compliant by December 31, 1999. To the extent that any of these parties have been unable to certify that they will be substantially Year 2000 compliant by early 1999, the Company is reviewing its alternatives with respect to other vendors, manufacturers or suppliers (as applicable). Currently, the Company has received responses from its critical suppliers and its CIS vendor certifying full Year 2000 compliance. Throughout the remainder of 1999 the Company will continue its efforts to monitor the progress and obtain and evaluate responses of its key vendors, suppliers and other significant third parties.

    COSTS. The Company's most significant Year 2000 Compliance costs relate to the implementation of the new CIS. The costs related to the new CIS for the years ended February 28, 1998 and 1999 were approximately $400,000 and $200,000, respectively. The Company does not currently anticipate that future costs associated with its ongoing Year 2000 Compliance program will be material to its financial condition or results of operations.

    The Year 2000 issue presents far-reaching implications, some of which cannot be anticipated with any degree of certainty. Satisfactorily addressing the Year 2000 Compliance issue is dependent on many factors, some of which are not completely in the Company's control, such as availability of certain resources, third party remediation plans and other market-wide factors. Based on the assessment that has been made under the Year 2000 Compliance program, and other than stated above, the Company has no other contingency plans in the event of Year 2000 noncompliance and does not currently believe that any other contingency plans are necessary. In addition, management is not able to determine the effect of any Year 2000 noncompliance (including with respect to a "worst-case scenario") on the Company, and there can be no guarantee that any such noncompliance would not have an adverse effect on the Company's CIS, results of operations and financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in the annual report on Form 10-K and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Factors which might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing and general business and economic conditions.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSES ABOUT MARKET RISK

Not applicable.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Begins on the next page.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                        FEBRUARY 28, 1999, 1998 AND 1997


                                                                                  Page
Independent Auditors' Report                                                       16

Consolidated Financial Statements:

   Consolidated Balance Sheets as of February 28, 1999 and 1998                    17

   Consolidated Statements of Operations for the years ended February 28, 1999,
      1998 and 1997                                                                18

   Consolidated Statements of Stockholders' Equity for the years
      ended February 28, 1999, 1998 and 1997                                       19

Consolidated Statements of Cash Flows for the years ended
   February 28, 1999, 1998 and l997                                                20

Notes to Consolidated Financial Statements                                       21 - 30


Consolidated Financial Statement Schedule II -
   Valuation and Qualifying Accounts for the years ended
   February 28, 1999, 1998 and 1997                                                31


All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of The Langer Biomechanics Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Langer Biomechanics Group, Inc. and subsidiaries (the "Company") as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1999. Our audits also included the consolidated financial statement schedule listed in the foregoing index for the three years in the period ended February 28, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Jericho, New York
June 4, 1999

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           FEBRUARY 28, 1999 AND 1998

                                                                      1999           1998
                                                                      ----           ----
Assets
Current assets:
   Cash and cash equivalents                                   $ 1,700,156    $ 1,189,046
   Accounts receivables, net of allowance for
   doubtful accounts of approximately
   $36,000 in 1999 and $23,000 in 1998                           1,396,878      1,360,420
   Inventories, net (Note 2)                                     1,034,001      1,039,718
   Prepaid expenses and other current receivables                  160,723        311,447
                                                               -----------    -----------
        Total current assets                                     4,291,758      3,900,631

   Property and equipment, net (Note 3)                            673,152        777,991
   Other assets (Note 7)                                           159,670        169,214
                                                               -----------    -----------
     Total assets (Note 11)                                    $ 5,124,580    $ 4,847,836
                                                               -----------    -----------
                                                               -----------    -----------
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                            $   700,590    $   614,915
   Accrued liabilities:
     Accrued payroll and related payroll taxes                     285,540        281,961
     Other current liabilities (Note 4)                            542,250        522,384
   Unearned revenue (Note 1)                                       356,887        391,081
                                                               -----------    -----------
     Total current liabilities                                   1,885,267      1,810,341

   Accrued pension expense (Note 7)                                195,254        220,609
   Unearned revenue (Note 1)                                       104,420        148,733
   Deferred income taxes (Note 5)                                    5,288          5,423
                                                               -----------    -----------
        Total liabilities                                        2,190,229      2,185,106
                                                               -----------    -----------
Commitments and Contingencies (Note 6)

Stockholders' equity (Note 8):
   Common stock, $.02 par value. Authorized
     10,000,000 shares; issued 2,598,281
     shares in 1999 and 2,585,281 in 1998                           51,966         51,706
   Additional paid-in capital                                    6,291,564      6,277,543
   Accumulated deficit                                          (3,070,630)    (3,375,120)
   Accumulated other comprehensive loss (Note 7)                  (299,199)      (291,399)
                                                               -----------    -----------
                                                                 2,973,701      2,662,730
Less treasury stock at cost, 25,000 shares in 1999                 (39,350)            --
                                                               -----------    -----------
        Total stockholders' equity                               2,934,351      2,662,730
                                                               -----------    -----------
Total Liabilities and Stockholders' Equity                     $ 5,124,580    $ 4,847,836
                                                               -----------    -----------
                                                               -----------    -----------

See accompanying notes to consolidated financial statements

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997





                                                             1999            1998            1997
                                                        ------------    ------------    ------------
Net sales (Note 9)                                      $ 10,307,114    $ 10,156,085    $ 10,514,842
Cost of sales                                              6,557,200       6,095,412       6,149,872
                                                        ------------    ------------    ------------
        Gross profit                                       3,749,914       4,060,673       4,364,970

Selling expenses                                           1,399,339       1,496,148       1,828,144
General and administrative expenses                        2,245,467       2,248,365       2,266,217
                                                        ------------    ------------    ------------
Operating profit                                             105,108         316,160         270,609
                                                        ------------    ------------    ------------
Other income (expense):
        Interest income                                       43,958          52,592          48,978
        Interest expense                                     (11,303)        (11,980)         (9,298)
        Other (Note 9)                                       208,070          13,453          20,261
        Minority interest                                    (16,030)             --              --
                                                        ------------    ------------    ------------

Other income, net                                            224,695          54,065          59,941
                                                        ------------    ------------    ------------

Income before income taxes                                   329,803         370,225         330,550
        Provision for income taxes (Note 5)                   25,313           4,943          27,503
                                                        ------------    ------------    ------------
                Net income                              $    304,490    $    365,282   $     303,047
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------
Weightedaverage number of common shares used
        in computation of net income per share:
                Basic                                      2,584,336       2,584,780       2,583,344
                Diluted                                    2,607,285       2,658,378       2,666,420

Net income per common share:
                Basic                                   $       0.12    $       0.14    $       0.12
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------
                Diluted                                 $       0.12    $       0.14    $       0.11
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------



See accompanying notes to consolidated financial statements.

                 LANGER BIOMECHANICS GROUP, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997

                                                                                               Accumulated Other
                                                                                           Comprehensive Income (Loss)
-----------------------------------------------------------------------------------------------------------------------
                                                                Additional                  Foreign         Minimum
                                   Common Stock     Treasury     Paid-in     Accumulated   Currency         Pension
                               Shares      Amount     Stock      Capital       Deficit    Translation      Liability
-----------------------------------------------------------------------------------------------------------------------
Balance at March 1, 1996     2,581,281     $51,627             $ 6,274,497   ($4,043,449)   ($49,788)     ($255,168)
Comprehensive income:
  Net income for 1997                                                            303,047
  Foreign currency
   adjustment                                                                                  1,279
  Minimum pension liability
   adjustment                                                                                                  6,920
Total comprehensive
 income
Exercise of stock options        3,000          59                   2,285
-----------------------------------------------------------------------------------------------------------------------
Balance at February 28,
 1997                        2,584,281      51,686               6,276,782    (3,740,402)    (48,509)       (248,248)
Comprehensive income:
  Net income for 1998                                                            365,282
  Foreign currency
   adjustment                                                                                (1,062)
  Minimum pension liability
   adjustment                                                                                                  6,420
Total comprehensive
 income

Exercise of stock options        1,000          20                     761
-----------------------------------------------------------------------------------------------------------------------
Balance at February 28,
 1998                        2,585,281      51,706               6,277,543    (3,375,120)    (49,571)      (241,828)
Comprehensive income:
  Net income for 1999                                                            304,490
  Foreign currency
   adjustment                                                                                  2,676
  Minimum pension liability
   adjustment                                                                                               (10,476)
Total comprehensive
 income

Treasury stock acquired                             ($39,350)

Issuance of stock               12,000         240                  13,260

Exercise of stock options        1,000          20                     761
-----------------------------------------------------------------------------------------------------------------------
Balance at February 28,
 1999                        2,598,281    $ 51,966  ($39,350)  $ 6,291,564   ($3,070,630)   ($46,895)     ($252,304)
-----------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------
                                                   Total
                               Comprehensive   Stockholders'
                                   Income         Equity
------------------------------------------------------------
Balance at March 1, 1996                         $ 1,977,719
Comprehensive income:
  Net income for 1997               $303,047
  Foreign currency
   adjustment                          1,279
  Minimum pension liability
   adjustment                          6,920
                                       -----
Total comprehensive
 income                             $311,246         311,246
                                    --------
                                    --------
Exercise of stock options                              2,344
-------------------------------------------------------------
Balance at February 28,
 1997                                              2,291,309
Comprehensive income:
  Net income for 1998               $365,282
  Foreign currency
   adjustment                         (1,062)
  Minimum pension liability
   adjustment                          6,420
                                       -----
Total comprehensive
 income                             $370,640         370,640
                                    --------
                                    --------
Exercise of stock options                                781
-------------------------------------------------------------
Balance at February 28,
 1998                                              2,662,730
Comprehensive income:
  Net income for 1999               $304,490
  Foreign currency
   adjustment                          2,676
  Minimum pension liability
   adjustment                        (10,476)
                                     -------
Total comprehensive
 income                             $296,690         296,690
                                    --------
                                    --------
Treasury stock acquired                              (39,350)

Issuance of stock                                     13,500

Exercise of stock options                                781
-------------------------------------------------------------
Balance at February 28,
 1999                                            $ 2,934,351
-------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997

                                                                  1999           1998           1997
                                                                  ----           ----           ----
Cash Flows From Operating Activities:

Net income                                                 $   304,490    $   365,282    $   303,047

Adjustments to reconcile net income to net cash
   provided by operating activities:
   Deferred foreign tax (benefit) provision                       (135)            47            747
   Depreciation and amortization                               213,536        207,233        190,618
   Provision for doubtful accounts receivable                   59,788         17,525          7,524

Changes in operating assets and liabilities:
   Accounts receivable                                         (91,260)        52,540       (158,868)
   Inventories                                                   9,294       (118,199)       (52,516)
   Prepaid expenses and other assets                           152,831        (30,219)        38,435
   Accounts payable and accrued liabilities                    102,290        101,891         81,157
   Net pension liability                                       (28,041)       (52,495)         2,845
   Unearned revenue                                            (79,468)        (2,154)        27,484
                                                           -----------    -----------    -----------
Net cash provided by operating activites                       643,325        541,451        440,473
                                                           -----------    -----------    -----------
Cash Flows From Investing Activities -

   Capital expenditures                                       (107,146)      (478,474)       (53,282)
                                                           -----------    -----------    -----------
      Net cash used in investing activities                   (107,146)      (478,474)       (53,282)
                                                           -----------    -----------    -----------
Cash Flows From Financing Activities:

   Common stock options exercised                                  781            781          2,344
    Issuance of stock                                           13,500             --             --
   Treasury stock acquired                                     (39,350)            --             --
   Principal payments of note payable                               --           (301)        (3,406)
                                                           -----------    -----------    -----------
      Net cash (used in) provided by financing activites       (25,069)           480         (1,062)
                                                           -----------    -----------    -----------
Net increase in cash and cash equivalents                      511,110         63,457        386,129
Cash and cash equivalents at beginning of year               1,189,046      1,125,589        739,460
                                                           -----------    -----------    -----------
Cash and cash equivalents at end of year                   $ 1,700,156    $ 1,189,046    $ 1,125,589
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
Supplemental Disclosures of Cash Flow Information-
      Cash paid during the year for:

         Interest                                          $    11,303    $    11,980    $     9,298
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
         Income taxes                                      $     5,600    $     1,500    $     8,286
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

See accompanying notes to consolidated financial statements.

                      THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEARS ENDED FEBRUARY 28,
                               1999, 1998 AND 1997


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


            Leasehold improvements          Lesser of 5 years or life of lease
            Machinery and equipment         5 - 10 years
            Office equipment                5 - 10 years
            Automobiles                     3 - 5 years


         The Company reviews long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized.

     (f) INCOME TAXES

         The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in defer tax assets and liabilities.

     (g) NET INCOME PER SHARE

         During the year ended February 28, 1998, the Company adopted SFAS No. 128, "Earnings per share" ("SFAS No. 128"), which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations for all periods presented.

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

     (h) FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of the foreign subsidiary have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of accumulated other conmprehensive loss.

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

     (k) FAIR VALUE OF FINANCIAL INSTRUMENTS

         At February 28, 1999 and 1998, the carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of their short-term maturity.

     (l) RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

         During the year ended February 28, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), and SFAS No. 132, "Employers' Disclosure about Pension and Other Post Retirement Benefits" ("SFAS No. 132). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a set of financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about reportable operating segments on the basis that is used internally for evaluating segment performance and allocating segment resources. SFAS No. 132 revises employers' disclosure requirements regarding pension and post retirement benefit plans. The adoption of SFAS No. 130, SFAS No.131 and SFAS No.132 did not have a material effect on the Company's consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which requires that derivative instruments be measured at fair value and recognized as assets or liabilities in the Company's balance sheet. SFAS No. 133 is effective for all quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements.

(2)      INVENTORIES

         Inventories consist of the following at February 28,:

                                                           1999          1998
                                                       -----------   -----------
       Raw materials                                   $ 1,017,080   $   921,065
       Work-in-process                                      84,448        62,925
       Finished goods                                           --       114,739
                                                       -----------   -----------
       Total inventories                                 1,101,528     1,098,729
       Less allowance for obsolescence                      67,527        59,011
                                                       -----------   -----------
       Net inventories                                 $ 1,034,001   $ 1,039,718
                                                       -----------   -----------
                                                       -----------   -----------

(3)     PROPERTY AND EQUIPMENT

        Property and equipment, at cost, is comprised of the following at February 28,:

                                                           1999          1998
                                                       -----------   -----------
       Leasehold improvements                          $   464,189   $   465,019
       Machinery and equipment                             851,781       851,807
       Office equipment                                  1,897,086     1,787,304
       Automobiles                                          34,838        35,067
                                                       -----------   -----------
                                                         3,247,894     3,139,197
       Less accumulated depreciation and amortization    2,574,742     2,361,206
                                                       -----------   -----------
       Property and equipment, net                     $   673,152   $   777,991
                                                       -----------   -----------
                                                       -----------   -----------

(4)     OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following at February 28,:

                                                           1999          1998
                                                       -----------   -----------
       Sales credits payable                             $ 110,175     $ 102,710
       Accrued professional fees                            77,785        70,800
       Management bonus                                     34,000        80,082
       Health insurance                                     59,251        59,251
       Warranty reserve                                     46,797        33,797
       Rent                                                   -           44,526
       Other accrued liabilities                           214,242       131,218
                                                       -----------   -----------
       Total other accrued liabilities                   $ 542,250     $ 522,384
                                                       -----------   -----------
                                                       -----------   -----------

(5)   INCOME TAXES

      The provision for (benefit from) income taxes is comprised of the following for the years ended February 28,:

                                    1999              1998             1997
                                 ----------        ---------        ----------
       Current:
            Federal              $   (2,500)       $     502        $   -
            State                     9,000            4,439             4,639
            Foreign                  18,948              (45)           22,117
                                 ----------        ---------        ----------
                                     25,448            4,896            26,756

       Deferred - Foreign              (135)              47               747
                                 ----------        ---------        ----------
                                 $   25,313        $   4,943        $   27,503
                                 ----------        ---------        ----------
                                 ----------        ---------        ----------

      As of February 28, 1999, the Company has net Federal tax operating loss carryforwards of approximately $2,634,000, which may be applied against future taxable income and expire from 2000 through 2011. The Company also has available tax credit carryforwards of approximately $141,000.

      The following is a summary of deferred tax assets and liabilities as of February 28,:

                                                        1999              1998
                                                   -------------     -------------
         Current deferred tax assets               $     199,443     $     227,994
                                                   -------------     -------------
         Non-current:
         Deferred tax assets                             909,343         1,156,364
         Deferred tax liability                           (5,288)           (5,423)
                                                   -------------     --------------
         Non-current deferred tax assets, net            904,055         1,150,941
                                                   -------------     -------------
         Total deferred tax assets, net                1,103,498         1,378,935
         Valuation allowance                          (1,108,786)       (1,384,358)
                                                   -------------     -------------
         Net                                       $      (5,288)    $      (5,423)
                                                   -------------     --------------
                                                   -------------     --------------

      The current deferred tax assets are primarily composed of deferred revenue, inventory and accounts receivable reserves, accrued pension and accrued vacation. The non-current deferred tax assets are primarily composed of deferred revenue and Federal net operating loss carryforwards. The non-current deferred tax liability is primarily composed of excess tax depreciation over book depreciation. The decrease in the valuation allowance during fiscal 1999 resulted from a reduction in the net deferred tax assets.

      The Company's effective provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:

                                                    FEBRUARY 28,          FEBRUARY 28,            FEBRUARY 28,
                                                       1999                   1998                     1997
                                            -------------------------- ----------------------  -----------------
                                                Amount         %       Amount         %       Amount          %
                                                ------        ---      ------        ---      ------         ---
      Provision at Federal
        statutory rate                      $   112,133       34.0%  $ 125,877       34.0%  $ 112,387       34.0%
      Increase (decrease) in taxes
        resulting from:
          State income taxes, net of
          Federal benefit                         9,000        2.7       4,439        1.2       4,639        1.4
      Foreign taxes                              18,813        5.7           2        -        22,864        6.9

      Use of net operating
        loss carryforwards                     (114,633)     (34.7)   (125,375)     (33.9)   (112,387)     (34.0)
                                            -----------     ------   ---------     ------   ---------     ------
      Effective tax rate                    $    25,313        7.7%  $   4,943        1.3%  $  27,503        8.30%
                                            -----------     ------   ---------     ------   ---------     -------
                                            -----------     ------   ---------     ------   ---------     -------

(6)   COMMITMENTS AND CONTINGENCIES

      (A) LEASES

          Certain of the Company's facilities and equipment are leased under noncancellable lease agreements and certain operating leases contain minimum annual escalations in base rent. Rental expense amounted to $430,435, $445,088, and $439,972 for the years ended February 28,
          1999, l998 and 1997, respectively.

          The following is a schedule, by fiscal year, of future minimum rental payments required under operating leases as of February 28, l999:

           FISCAL YEAR ENDING FEBRUARY:               AMOUNT
           ----------------------------               ------
                   2000                            $      97,475
                   2001                                  298,803
                   2002                                  301,282
                   2003                                  312,258
                   2004                                  324,748
                   Thereafter                            137,516
                                                   -------------
                   Total                           $   1,472,082
                                                   -------------
                                                   -------------


      (b) ROYALTIES

          The Company has entered into a number of agreements with licensors, consultants and suppliers, including:

          1. The Company has an agreement with a licensor, which provides for the Company to pay royalties of 15 percent, with a minimum annual royalty of $25,000, on the net sales of a product named the Pediatric Counter Rotation System.

          2. The Company has agreements with certain licensors, which provide for the Company to pay royalties ranging from 2.5 percent to 15 percent on the net sales of certain biomechanical devices.

          Royalties under the above-mentioned agreements aggregated $34,095, $34,157 and $37,881 for the years ended February 28, 1999, 1998 and 1997, respectively.

(7)   PENSION PLAN AND 401(K) PLAN

      The Company maintains a non-contributory defined benefit pension plan covering substantially all employees. In 1986, the Company adopted an amendment to the plan under which future benefit accruals to the plan will cease (freezing of the maximum benefits available to employees as of July 30, 1986), other than those required by law. Previously accrued benefits will remain in effect and will continue to vest under the original terms of the plan.

      The following table sets forth the Company's defined benefit plan status at February 28, 1999 and 1998, determined by the plan's actuary in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions", as amended by SFAS No. 132:

      The following tables set forth the plan's benefit obligation and funded status for the years ended February 28,:

                                                                                      1999             1998
                                                                                -------------    -------------
         Projected benefit obligation                                           $    (413,708)   $    (404,730)
         Plan assets at fair market value (primarily bond mutual funds)               257,244          184,121
                                                                                -------------    -------------

         Projected benefit obligation in excess of plan assets                       (156,464)        (220,609)

         Unrecognized transition liability                                            151,275          159,066
         Unrecognized net loss                                                        252,304          241,828
         Minimum additional liability                                                (403,579)        (400,894)
                                                                                -------------    -------------
         Accrued pension cost                                                   $    (156,464)   $    (220,609)
                                                                                -------------    -------------
                                                                                -------------    -------------
         Change in projected benefit obligation:
         Projected benefit obligation, beginning of year                        $    (404,730)   $    (388,431)
         Interest cost                                                                (30,355)         (27,409)
         Benefits paid                                                                 27,514           18,455
         Actuarial loss                                                                (6,137)          (7,345)
                                                                                -------------    -------------

         Projected benefit obligation, end of year                              $    (413,708)   $    (404,730)
                                                                                -------------    -------------
                                                                                -------------    -------------
         Change in plan assets:
         Fair value of plan assets, beginning of year                           $     184,121    $     101,116
         Actual return on plan assets                                                   9,462           14,610
         Employer contribution                                                         91,175           86,850
         Benefits paid                                                                (27,514)         (18,455)
                                                                                --------------   -------------
         Fair value of plan assets, end of year                                 $     257,244    $     184,121
                                                                                -------------    -------------
                                                                                -------------    -------------

         Net periodic pension expense is comprised of the following components for the years ended February 28,:

                                                                        1999              1998             1997
                                                                  --------------    -------------    --------------
         Interest cost on projected benefit obligations           $       30,355    $      27,409    $       27,585
         Expected return on plan assets                                  (17,595)         (12,713)           (6,993)
         Amortization of unrecognized transition liability                 7,791            7,791             7,791
         Recognized actuarial loss                                        11,834           11,868            11,859
                                                                  --------------    -------------    --------------
         Net periodic pension expense                             $       32,385    $      34,355    $       40,242
                                                                  --------------    -------------    --------------

      The discount rate used in determining the actuarial present value of the projected benefit obligations was 7.50% at February 28, 1999 and 1998. The rate of return on plan assets was assumed to be 7.50% at February 28, 1999 and 1998. No assumed increase in compensation levels was used since future benefit accruals have ceased (as discussed above). The unrecognized transition liability and unrecognized net loss are being amortized over 30.4 and 20.4 years, respectively.

      In fiscal l999 and l998, as required by Statement of Financial Accounting Standards No. 87, the Company recorded additional pension liability ($156,464 and $220,609, respectively, included in Accrued Pension expense) to reflect the excess of accumulated benefits over the fair value of pension plan assets. Since this liability is in excess of the related unrecognized prior service cost (unrecognized transition liability), an amount equal to the unrecognized prior service cost has been recognized as an intangible asset ($151,275 and $159,066, included in "Other assets" as of February 28, 1999 and 1998, respectively). The remaining liability required to be recognized is reported as a separate component of stockholders' equity.

      The Company has a defined contribution retirement and savings plan (the "401(k) Plan") designed to qualify under Section 401(k) of the Internal Revenue Code (the "Code"). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l(k) Plan are invested in stock, bond and money market mutual funds. For the years ended February 28, 1999, 1998 and 1997, the Company made contributions totaling $27,387, $31,477 and $25,734, respectively, to the 401(k) Plan.

(8)   STOCK OPTIONS AND WARRANTS

      On July 27, 1992, the Company adopted a qualified stock option plan for employees, officers, directors, consultants and advisors of the Company covering 125,000 shares of common stock. On January 4, 1995, the Board of Directors increased the number of shares authorized to be issued under the plan to 350,000 shares, which amendment has been approved by stockholders at the September 13, 1995 stockholders' meeting. On January 21, 1999, the Board of Directors further increased the number of shares authorized to be issued under the plan to 550,000 shares. This amendment has yet to be approved by stockholders. Options granted under the plan are exercisable for a period of either five or ten years at an exercise price at least equal to 100 percent of the fair market value of the Company's common stock at date of grant. The Board of Directors has the discretion as to the persons to be granted options as well as the number of shares and terms of the option agreements. The expiration date of the plan is July 26, 2002.

      The Company has also granted non-incentive stock options. These options are generally exercisable for a period of five or ten years and are issued at a price equal to or higher than the fair market value of the Company's common stock at the date of grant. At February 28, 1999, 375,250 non-incentive and incentive stock options were outstanding.

      The following is a summary of activity related to the Company's incentive and non-incentive stock options:

                                                              EXERCISE         WEIGHTED AVERAGE
                                                              NUMBER OF           PRICE RANGE      EXERCISE PRICE
                                                               SHARES              PER SHARE          PER SHARE
                                                               ------              ---------          ---------
         Outstanding at February 29, 1996                       156,250          $.56 - $1.31            $.90
              Granted                                            58,000          1.56 -  2.19            2.14
              Exercised                                          (3,000)                  .78             .78
              Cancelled                                          (2,000)                  .78             .78
                                                             ----------          ------------        --------

         Outstanding at February 28, 1997                       209,250            .56 - 2.19            1.25
              Granted                                            43,000           1.63 - 1.88            1.81
              Exercised                                          (1,000)                  .78             .78
                                                             ----------          ------------        --------


         Outstanding at February 28, 1998                       251,250           .56 -  2.19            1.35
              Granted                                           175,000                  1.13            1.13
              Exercised                                          (1,000)                  .78             .78
              Cancelled                                         (50,000)                  .75             .75
                                                             ----------          ------------        --------

         Outstanding at February 28, 1999                       375,250          $.56 - $2.19           $1.36
                                                             ----------          ------------        --------
                                                             ----------          ------------        --------

      At February 28, l999, 375,250 options were exercisable and 139,250 options were available for issuance. The 375,250 shares outstanding at February 28, 1999 had remaining lives of between less than one year and more than nine years, with a weighted average life of 6.15 years.

      At February 28, 1999, there were 514,500 shares of common stock reserved for issuance under the Company's stock option plan.

      ADDITIONAL STOCK PLAN INFORMATION

      The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

      SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1997. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility of 39.08%, 42.82% and 44.95%, and risk free interest rates of 5.4%, 7.5% and 7.0% in fiscal 1999, 1998 and 1997, respectively, and no dividends during the expected term. The Company's calculations are on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the award had been amortized to expense over the vesting period of the awards, the pro forma net income and net income per share for the years ended February 28, 1999, 1998 and 1997 would have been net income of $170,020, or $.07 per share, $311,532, or $.12 per share, and $280,553, or $.11 per share, respectively, on both a primary and fully diluted basis.

(9)   EXPORT SALES AND OTHER INCOME

      The Company had export sales from its United States operations of approximately 15, 16 and 16 percent of net sales for each of the years ended February 28, 1999, 1998 and 1997.

      Included in Other Income for the year ended February 28, 1999 is $150,000 related to the settlement of an insurance claim.

(10)  SEGMENT INFORMATION

      The Company operates in two segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment sales are recorded at cost. The prior years' financial statements have been restated to conform with SFAS No. 131. Segment information for the years ended February
      28, 1999, 1998 and 1997 are summarized in accordance with SFAS No. 131 as follows:

                                                                NORTH           UNITED           CONSOLIDATED
                                                               AMERICA          KINGDOM             TOTAL
                                                               -------          -------             -----
                                   1999
               ----------------------------------------------------------------------------------------------------
               Net sales from external customers              $   8,948,501   $   1,358,614     $  10,307,114
               Intersegment net sales                               176,277         -                 176,277
               Gross margins                                      3,207,393         542,521         3,749,914
               Operating (loss) profit                              (68,615)        173,723           105,108
               Depreciation and amortization                        196,509          17,027           213,536
               Total assets                                       4,633,039         491,541         5,124,580
               Capital expenditures                                 100,351           6,795           107,146
               ----------------------------------------------------------------------------------------------------

                                   1998
               ----------------------------------------------------------------------------------------------------
               Net sales from external customers              $   9,024,360   $   1,131,725     $  10,156,085
               Intersegment net sales                               142,814      -                    142,814
               Gross margins                                      3,648,092         412,581         4,060,673
               Operating profit                                     240,644          75,516           316,160
               Depreciation and amortization                        182,191          25,042           207,233
               Total assets                                       4,392,538         455,298         4,847,836
               Capital expenditures                                 435,716          42,758           478,474
               ----------------------------------------------------------------------------------------------------
                                   1997
               ----------------------------------------------------------------------------------------------------
               Net sales from external customers              $   9,473,108   $   1,041,734     $  10,514,842
               Intersegment net sales                               123,900      -                    123,900
               Gross margins                                      3,896,409         468,561         4,364,970
               Operating profit                                     114,405         156,204           270,609
               Depreciation and amortization                        172,855          17,774           190,618
               Total assets                                       4,014,392         430,634         4,445,026
               Capital expenditures                                  40,810          12,472            53,282
               ----------------------------------------------------------------------------------------------------

(11)  REVOLVING CREDIT LINE

      The Company has a revolving credit facility with a bank. The agreement, which expires July 31, 1999, provides for a revolving credit line not to exceed $1,500,000. Interest on the outstanding balance is payable at prime (7 3/4 percent at February 28, 1999) plus 1/2 percent per annum.

      The agreement contains, among other items, restrictions relating to the incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company.

      At February 28, 1999 and 1998, there were no borrowings outstanding under this credit facility.

(12)  RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

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

                                                                       FOR THE YEAR ENDED
                                     -------------------------------------------------------------------------------------------
                                        FEBRUARY 28, 1999               FEBRUARY 28, 1998               FEBRUARY 28, 1997
                                     ---------------------------   ----------------------------    -----------------------------
                                                           PER                            PER                              PER
                                      INCOME     SHARES   SHARE     INCOME     SHARES    SHARE      INCOME     SHARES     SHARE
                                     --------  ---------  ------   --------   ---------  ------    ---------  ---------  -------
      BASIC EPS
      Income available to common
        Stockholders                 $304,490  2,584,336  $  .12   $365,282   2,584,780  $  .14    $ 303,047  2,583,344  $   .12

      EFFECT OF DILUTIVE  SECURITIES
      Stock options                      -        22,949      -         -        73,598     -           -        83,076     (.01)
                                     --------  ---------  ------   --------   ---------  ------    ---------  ---------  -------
      DILUTED EPS
      Income available to common
       stockholders plus assumed
       exercise of stock options    $304,490   2,607,285  $  .12   $365,282   2,658,378  $  .14    $ 303,047  2,666,420  $   .11
                                    --------   ---------  ------   --------   ---------  ------    ---------  ---------  -------
                                    --------   ---------  ------   --------   ---------  ------    ---------  ---------  -------

                                                                       * * * * *

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

              FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997

                                                SALES         ALLOWANCE
                                             RETURNS AND     FOR DOUBTFUL        WARRANTY    INVENTORY
                                             ALLOWANCES   ACCOUNTS RECEIVABLE    RESERVE      RESERVE
                                             ----------   -------------------    -------      -------
         At February 29, 1996               $       32,058    $      20,570     $  31,479    $    78,020

            Additions                           -                     7,524         6,207          -
            Deletions                           -                     8,319         3,889         18,408
                                            --------------    -------------     ----------   -----------
         At February 28, 1997                       32,058           19,775        33,797         59,612

            Additions                           -                    17,525          -                -
            Deletions                           -                    13,951          -               601
                                            --------------    -------------     ---------    -----------
         At February 28, 1998                       32,058           23,349        33,797         59,011

            Additions                               14,000           59,788        13,000         27,000
            Deletions                           -                    46,982          -            18,484
                                            --------------    -------------     ---------    -----------
         At February 28, 1999               $       46,058    $      36,155     $  46,797    $    67,527
                                            --------------    -------------     ---------    -----------
                                            --------------    -------------     ---------    -----------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

The executive officers and directors of the Company are as follows:

                  NAME                     AGE                                                OFFICE
         --------------------              ---                -------------------------------------------------
         Stephen V. Ardia                   57                Chairman of the Board

         Kenneth Granat                     54                Director

         Daniel J. Gorney                   55                President and Chief Executive Officer

         Dr. Justin Wernick                 63                Chief Medical Director, Secretary and Director

         Thomas I. Altholz                  48                Director

         Howell S. Schorr                   53                Vice President - Operations

     Mr. Ardia was appointed as Chairman of the Board of Directors of the Company in January 1999 and has been a Director of the Company since November 1998. From 1969 to 1994, he was employed by Goulds Pumps, Inc., including most recently as President and Chief Executive Officer. Goulds Pumps, Inc. is a Fortune 500 manufacturer of industrial and residential pumps. From 1995 to 1999, Mr. Ardia was President at Environment One Corporation, a maker of advanced, environmentally sensitive sewage collection systems. Mr. Ardia serves on the Board of Directors of the New York College of Chiropractic Medicine.

     Mr. Granat has been a Director of the Company since January 1995, including serving as Chairman of the Board from January 1995 to January 1999. Since 1987, he has been President of Active Screw and Fastener Inc., an Elk Grove. Village, Illinois company, engaged in full line distribution of fasteners with plants in Chicago, Illinois and Tucson, Arizona. Since 1991, he has also been Vice President and a Director of Trigran Investments Inc., Deerfield, Illinois, the general partner and investment advisor for Trigran Investments, L.P., and a more than 10 percent shareholder of the Company. Mr. Granat holds a J.D. from the University of Illinois as well as a B.B.A. degree in Business from the University of Michigan.

    Mr. Gorney has been President and Chief Executive Officer of the Company since November 1998. From 1996 to 1998, he was Chief Executive Officer of LifeVision, LLC, a health care services company. From 1994 to 1996, Mr. Gorney was Chief Operating Officer of Visionics Corporation, a vision care company. He received a Bachelor of Arts degree in History and Business from the University of Buffalo with advanced studies in Organizational Development and Marketing Management.

     Dr. Wernick is the co-founder, Secretary and a Director of the Company since its formation. From the formation of the Company until June 30, 1997, Dr. Wernick was Executive Vice President of the Company; commencing July 1, 1997, he became Chief Medical Director of the Company. In addition, since July 1997, Dr. Wernick has been Medical Director of Eneslow Comfort Shoe Centers, a shoe retailer. Dr. Wernick is a Diplomate of the American Board of Podiatric Orthopedics, a Fellow of the American College of Foot Orthopedics and of the Academy of Podiatric Sports Medicine and a member of several other professional societies. In l975, he was the President of the Nassau County Division, Podiatry Society of the State of New York and was granted the Podiatrist of the Year Award from that Society in that same year. Since l969, he has held various academic positions at the New York College of Podiatric Medicine and since l979 has been serving as a professor, and since December 1998 as Chairman, with the Department of Orthopedic Sciences at the New York College of Podiatric Medicine. He has guest lectured and directed educational programs, both nationally and internationally, at many other podiatric colleges and seminars during the past 25 years. He has co-authored a book entitled "A Practical

Manual for a Basic Approach to Biomechanics" in l972 and a report entitled "A Radiologic Study of Motion of the Foot within a Ski Boot" which was published in the Journal of the American Podiatry Association for which he is also a corresponding consultant. Dr. Wernick received his podiatric medical degree from M.J. Lewi College of Podiatry (now known as the New York College of Podiatric Medicine).

       Mr. Altholz has been President, owner and Chief Executive Officer of TIA Solutions, Highland Park, Illinois, a business consulting firm, since 1997. From 1995 to 1996, Mr. Altholz was Director of Acquisitions of Unisource Worldwide, Inc. (since acquired by Georgia Pacific), a company engaged in the paper and packaging distribution business. From 1980 to 1995, he was President and owner of Inlander Steindler Paper Company (ISP), a paper distribution company with regional sales and warehousing centers in the Midwest, which Company was acquired by Alco Standard in November 1995. He has served on several industry advisory Boards such as Minnesota Mining and Manufacturing (MMM) and Scott Paper, and was Chairman of Affiliated Paper Companies. He is a member of the Board of Directors of Regal Ware, Inc., a company engaged in manufacturing and marketing of housewares products, and Northmoor Country Club and also is a member of the Board of Trustees of Ripon College. Mr. Altholz received his B.A. in Economics from Ripon College in Ripon, Wisconsin. .

     Mr. Schorr has been Vice President of Operations since l99l. From 1988 to 1991, prior to becoming an executive officer of the Company, he was the Operations Manager for the Deer Park, New York, and Branch Manager for the Brea, California, facilities of the Company. From l966 to l987, Mr. Schorr was employed by Hazeltine Corporation/Esprit Systems, Inc. During his 21 years of service with Hazeltine Corporation/Esprit Systems, Inc., he held the positions of Director of Operations, National Service Manager, Customer Service/Production Manager, as well as other various supervisory and managerial positions. He has a B.S. in Business Administration from New York Institute of Technology.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company is not aware of any late filings of, or failures to file, during the fiscal year ended February 28, 1999, the reports required by Section 16(a) of the Securities Exchange Act of 1934, except as follows:

     Mr. Gorney and Mr. Ardia each filed one late Form 4, in each case relating to a single private purchase of Common Stock from the former President of the Company. In addition, Mr. Altholz filed a late Form 4 related to open market purchases of common stock.

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

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows the cash compensation received by the three executive officers either whose compensation exceeded $100,000 during the fiscal year ended February 28, 1999 or was Chief Executive Officer of the Company during such year:

                                                                                                  LONG-TERM
                                                                        ANNUAL COMPENSATION     COMPENSATION
                  NAME AND                     FISCAL     SALARY        BONUS       OTHER          OPTIONS
               PRINCIPAL POSITION               YEAR         $            $          $          (NO. OF SHARES)
             ----------------------           --------   --------      -------    --------      ---------------
        Daniel J. Gorney                         1999      34,663 (1)      -            -          15,000
        President and
          Chief Executive Officer

        Gary L. Grahn                            1999     160,000       64,000     26,666 (2)          -

        Former President and                     1998     160,000       53,440         (3)             -
        Chief Executive Officer                  1997     160,000       28,000         (3)         30,000

        Howell S. Schorr                         1999      99,585        5,000          -              -
        Vice President - Operations              1998      94,000          -            -           5,000
                                                 1997      85,800       10,000          -           5,000

(1)  MR. GORNEY'S EMPLOYMENT COMMENCED ON NOVEMBER 30, 1998.
(2) MR. GRAHN'S EMPLOYMENT WAS TERMINATED IN DECEMBER 1999, OTHER COMPENSATION OF $26,666 REPRESENTS SEVERANCE PAY AND OTHER MINOR NON-DISCLOSED ITEMS ARE LESS THAN 10% OF TOTAL ANNUAL SALARY AND BONUS.
(3)  LESS THAN 10% OF THE TOTAL ANNUAL SALARY AND BONUS.


OPTION GRANTS IN LAST FISCAL YEAR




                                                                                        POTENTIAL REALIZABLE VALUE
                                                                                           AT ASSUMED ANNUAL
                                                                                          RATES OF STOCK PRICE
                                                                                             APPRECIATION
                                  INDIVIDUAL GRANTS                                        FOR OPTIONTERM (1)
                     ---------------------------------------------                         ------------------
                       NUMBER OF   PERCENT OF TOTAL
                      SECURITIES     OPTIONS/SARS      EXERCISE
                      UNDERLYING     GRANTED TO        OR BASE
                      OPTION/SARS   EMPLOYEES IN        PRICE           EXPIRATION
NAME                  GRANTED (#)    FISCAL YEAR        ($/SH)             DATE           5% ($)            10% ($)
----                  -----------    -----------        ------             ----           ------            -------
Daniel J. Gorney         75,000        42.9             $1.1250          11/30/08         $53,063          $134,472

Gary L. Grahn                -           -                  -                -               -                  -

Howell S. Schorr             -           -                  -                -               -                  -



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

FISCAL YEAR-END OPTION VALUES

          The table below sets forth information regarding unexercised options held by the Company's named executive officers as of February 28, 1999. No options were exercised by the Company's executive officers during fiscal 1999.

                     NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                        UNEXERCISED OPTIONS AT               IN-THE-MONEY OPTIONS
                          FISCAL YEAR END                      AT FISCAL YEAR END
                       EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
   ---------------   -------------------------------        ---------------------------
    Name                        (#)                                  $  (1)
   Daniel J. Gorney         15,000/60,000                        11,250/45,000
   Gary L. Grahn                -/-                                   -/-
   Howell S. Schorr           15,000/-                             25,782/-

(1) The closing bid price of the Company's Common Stock as reported by NASDAQ on February 26, 1999 was $1.875. Value is calculated on the difference between the option exercise price of in- the-money options and $1.75 multiplied by the number of shares of Common Stock underlying the option.

LONG-TERM INCENTIVE PLAN-AWARDS IN LAST FISCAL YEAR

          None.

COMPENSATION OF DIRECTORS

          Directors, who are not executive officers of the Company, are expected to be compensated by means of the issuance of shares of Common Stock. In this connection, each outside director was awarded 4,000 shares of Common Stock in 1999.

EMPLOYMENT AGREEMENTS

        None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND MANAGEMENT

          The following table sets forth, as of May 27, l999, the shares of Common Stock owned beneficially and of record (unless otherwise indicated) by each person owning more than five percent (5%) of the outstanding shares, each director of the Company, each named executive officer of the Company and all directors and officers of the Company as a group.

                                               NUMBER OF
      NAME (AND ADDRESS OF 5% HOLDERS)        SHARES OWNED    PERCENT
      --------------------------------        ------------    -------
        Kenneth Granat                         707,153 (1)     26.1%
        155 Pfingsten, Suite 360
        Deerfield, Illinois  60015

        Donald Cecil                           248,553          9.6%
        1114 Avenue of the Americas
        New York, New York  10036

        Dr. Justin Wernick                     242,867          9.3%
        450 Commack Road
        Deer Park, New York  11729

                                               NUMBER OF
      NAME (AND ADDRESS OF 5% HOLDERS)        SHARES OWNED    PERCENT
      --------------------------------        ------------    -------
        Stephen V. Ardia                        91,333 (2)      3.5%

        Thomas I. Altholz                       49,500 (3)      1.9%

        Daniel J. Gorney                        40,000 (4)      1.5%

        Howell S. Schorr                        15,000 (5)       .6%

        Gary Grahn                                  -            -

        All Directors and Officers
          as a Group (7 persons)             1,145,853 (6)     41.4%


(1) INCLUDES 110,000 SHARES ISSUABLE UNDER OUTSTANDING STOCK OPTIONS EXERCISABLE WITHIN SIXTY DAYS AND 552,753 HELD BY TRIGRAN INVESTMENTS LP. MR. GRANAT IS A DIRECTOR AND VICE PRESIDENT OF THE GENERAL PARTNER OF TRIGRAN INVESTMENTS, LP. AN ADDITIONAL 30,000 SHARES ARE OWNED BY THE GRANAT FAMILY LIMITED PARTNERSHIP OF WHICH MR. GRANAT IS A GENERAL PARTNER AND 10,400 SHARES ARE OWNED BY A TRUST OF WHICH MR. GRANAT IS A BENEFICIARY. MR. GRANAT ALSO OWNS 4,000 SHARES PERSONALLY.
(2) INCLUDES 25,000 SHARES ISSUABLE UNDER OUTSTANDING STOCK OPTIONS EXERCISABLE WITHIN SIXTY DAYS.
(3) INCLUDES 5,000 SHARES ISSUABLE UNDER OUTSTANDING STOCK OPTIONS EXERCISABLE WITHIN SIXTY DAYS.
(4) INCLUDES 20,000 SHARES ISSUABLE UNDER OUTSTANDING STOCK OPTIONS EXERCISABLE WITHIN SIXTY DAYS.
(5)  INCLUDES 15,000 SHARES ISSUABLE UNDER OUTSTANDING STOCK OPTIONS.
(6)  INCLUDES 170,000 SHARES ISSUABLE UNDER OUTSTANDING STOCK OPTIONS.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A)   1. FINANCIAL STATEMENTS

      The following consolidated financial statements are filed as part of this Form l0-K:

      Independent Auditors' Report

      Consolidated Financial Statements:

      Consolidated Balance Sheets as of February 28, l999 and February 28, l998

      Consolidated Statements of Operations for the years ended February 28, l999, l998 and 1997

      Consolidated Statements of Stockholders' Equity for the years ended February 28, l999, l998 and l997

      Consolidated Statements of Cash Flows for the years ended February 28, l999, l998 and 1997

      Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULES

      The following Financial Statement Schedule is filed as part of this Form 10-K:

      Schedule II - Valuation and Qualifying Accounts for the years ended February 28, l999, 1998 and 1997

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

3.      EXHIBITS

       NUMBER                DOCUMENT
       ------                --------
        (3) (a) Copy of Restated Certificate of Incorporation and amendments thereto. (l)(4)

            (b)   Copy of Bylaws, as amended through July 2, 1987. (3)

        (4) (a)   Specimen of Common Stock Certificate. (1)

            (b)   Copy of 1992 Stock Option Plan. (6 )

        (10)(a) Copy of Agreements, dated February 23, 1993, relating to the Company's 75% ownership interest in Langer Orthotic Laboratory (U.K.) Limited. (6)

            (b) Copy of The Langer Biomechanics Group Retirement Plan, restated as of July 30, l979. (1)

            (c)   Copy of Leases related to the Company's Deer Park facilities.
                  (6)

            (d) Copy of Agreement, dated July 8, l986, between BioResearch Ithaca, Inc. and the Company relating the licensing of the Pediatric Counter Rotation System. (2)

            (e) Copy of Leases relating to the Company's Brea, California facilities. (5)

            (f) Copy of Agreement, dated March 26, l992 and effective as of March l, l992, relating to the Company's 40l(k) Tax Deferred Savings Plan. (5)

            (g) Copy of letter agreement, dated January 27, 1995, between the Company and Tekscan, Incorporated. (7)

            (h) Copy of Employment Agreement, dated as of May 2, 1997, between the Company and Dr. Justin Wernick. (8)

        (22)      List of subsidiaries (4)

        (24)      Consent of Independent Auditors

            (l) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 2-87183), which became effective with the Securities and Exchange Commission on January 17, 1984.

            (2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended July 31, l986.

            (3) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8.

            (4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1989.

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


                      THE LANGER BIOMECHANICS GROUP, INC.


Date:   June 14, 1999               By: /s/ Daniel J. Gorney
                                        --------------------------------------
                                        Daniel J. Gorney, President and
                                        Chief Executive Officer
                                        (Principal Executive, Financial and
                                        Accounting Officer)





      Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:   June 14, 1999                   By:  /s/ Kenneth Granat
                                             -----------------------------------
                                             Kenneth Granat, Director

Date:   June 14, 1999                   By:  /s/ Stephen V. Ardia
                                             -----------------------------------
                                             Stephen V. Ardia, Director

Date:   June 14, 1999                   By:  /s/ Justin Wernick
                                             -----------------------------------
                                             Dr. Justin Wernick, Director


Date:   June 14, 1999                   By:  /s/ Thomas I. Altholz
                                             -----------------------------------
                                             Thomas I. Altholz, Director