Form 10-K/A
period 1999-02-28
LANGER BIOMECHANICS GROUP INC
filed 1999-06-18
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       ---------------------------------

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

     In addition to its line of orthotics products, the Company has developed and markets a number of other products that help treat biomechanical medical problems related to feet and gait, including:

- A proprietary medical grade soft tissue cushioning material named PPT(Registered Trademark), which the Company believes provides superior protection against forces of pressure, shock and shear. PPT conforms and bonds to a broad array of orthotic and prosthetic devices, braces and assemblies; and

- The Pediatric Counter Rotation System ("CRS"(Registered Trademark)), a device which corrects in-toe/out-toe disorders of infancy, while allowing unrestricted movement of the feet and legs.

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

RECENT ISSUANCE OF SECURITIES

On November 30, 1998, the Board of Directors authorized the issuance of 4,000 shares of common stock to each of these outstanding directors (Kenneth Granat, Stephen V. Ardia and Thomas I. Altholz) in consideration for their services as outside directors. The Company relied upon the exemption provided Section 4(2) of the Securities Exchange Act of 1933 in commencing with this issuance.

ITEM 6. SELECTED FINANCIAL DATA


                                                 (In thousands, except per share data.)

                                                               Fiscal Year Ended:
                                                 ------------------------------------------------------
                                                  Feb. 28,   Feb. 28,    Feb. 28,   Feb. 29,    Feb. 28,
                                                     1999       1998       1997      1996        1995
                                                  --------   --------   --------   --------    --------
Consolidated Statement of Operations:

   Net sales                                      $ 10,307   $ 10,156   $ 10,515   $ 10,113    $ 10,467

   Income (loss) before non-recurring charges
      and income taxes                                 329        370        331        113        (266)

   Non-recurring changes:
    Discontinuance of CAD-CAM project                   --         --         --       (499)         --
    Lab closings, write down of selected assets
      and legal fees                                    --         --         --        (49)       (363)

   Income (loss) before income taxes                   329        370        331       (435)       (629)

   Provision for (benefit from) income taxes            25          5         28         (2)          8

   Net income (loss)                                   304        365        303       (433)       (637)

   Earnings per share:

   Income (loss) before non-recurring charges
     and income taxes                                 0.12       0.14       0.12       0.04       (0.11)

   Non-recurring changes:
    Discontinuance of CAD-CAM project                   --         --         --      (0.19)         --
    Lab closings, write down of selected assets
      and legal fees                                    --         --         --      (0.02)      (0.14)

   Net income (loss) per common share:
        Basic                                         0.12       0.14       0.12      (0.17)      (0.25)
        Diluted                                       0.12       0.14       0.11      (0.17)      (0.25)

Weighted average number of common shares:
        Basic                                        2,584      2,585      2,583      2,568       2,547
        Diluted                                      2,607      2,658      2,666      2,568       2,547

Cash dividends per share                                --         --         --         --          --

Consolidated Balance Sheets:

   Working Capital                                   2,423      2,090      2,050      1,576       1,456

   Total Assets                                      5,125      4,848      4,445      4,035       4,535

   Long-term Indebtedness
     (excluding current maturities)                     --        375        444        430         482

   Stockholders' Equity                              2,934      2,663      2,291      1,978       2,311


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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

    During the year ended February 28, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), and SFAS No. 132, "Employers' Disclosure about Pension and Other Post Retirement Benefits" ("SFAS No. 132"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a set of financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about reportable operating segments on the basis that is used internally for evaluating segment performance and allocating segment resources. SFAS No. 132 revises employers' disclosure requirements regarding pension and post retirement benefit plans. The adoption of SFAS No. 130, SFAS No.131 and SFAS No.132 did not have a material effect on the Company's consolidated financial statements.

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

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                        FEBRUARY 28, 1999, 1998 AND 1997


                                                                                  Page
Independent Auditors' Report                                                       16

Consolidated Financial Statements:

   Consolidated Balance Sheets as of February 28, 1999 and 1998                    17

   Consolidated Statements of Operations for the years ended February 28, 1999,
      1998 and 1997                                                                18

   Consolidated Statements of Stockholders' Equity for the years
      ended February 28, 1999, 1998 and 1997                                       19

Consolidated Statements of Cash Flows for the years ended
   February 28, 1999, 1998 and l997                                                20

Notes to Consolidated Financial Statements                                       21 - 29


Consolidated Financial Statement Schedule II -
   Valuation and Qualifying Accounts for the years ended
   February 28, 1999, 1998 and 1997                                                30


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

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997





                                                             1999            1998            1997
                                                        ------------    ------------    ------------
Net sales (Note 9)                                      $ 10,307,114    $ 10,156,085    $ 10,514,842
Cost of sales                                              6,557,200       6,095,412       6,149,872
                                                        ------------    ------------    ------------
        Gross profit                                       3,749,914       4,060,673       4,364,970

Selling expenses                                           1,399,339       1,496,148       1,828,144
General and administrative expenses                        2,245,467       2,248,365       2,266,217
                                                        ------------    ------------    ------------
Operating profit                                             105,108         316,160         270,609
                                                        ------------    ------------    ------------
Other income (expense):
        Interest income                                       43,958          52,592          48,978
        Interest expense                                     (11,303)        (11,980)         (9,298)
        Minority interest                                    (16,030)             --              --
        Other (Note 9)                                       208,070          13,453          20,261
                                                        ------------    ------------    ------------

Other income, net                                            224,695          54,065          59,941
                                                        ------------    ------------    ------------

Income before income taxes                                   329,803         370,225         330,550
        Provision for income taxes (Note 5)                   25,313           4,943          27,503
                                                        ------------    ------------    ------------
                Net income                              $    304,490    $    365,282   $     303,047
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------

Weighted average number of common shares used
        in computation of net income per share:
                Basic                                      2,584,336       2,584,780       2,583,344
                Diluted                                    2,607,285       2,658,378       2,666,420

Net income per common share:
                Basic                                   $       0.12    $       0.14    $       0.12
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------
                Diluted                                 $       0.12    $       0.14    $       0.11
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------



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

     (l) RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

         During the year ended February 28, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), and SFAS No. 132, "Employers' Disclosure about Pension and Other Post Retirement Benefits" ("SFAS No. 132"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a set of financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about reportable operating segments on the basis that is used internally for evaluating segment performance and allocating segment resources. SFAS No. 132 revises employers' disclosure requirements regarding pension and post retirement benefit plans. The adoption of SFAS No. 130, SFAS No.131 and SFAS No.132 did not have a material effect on the Company's consolidated financial statements.

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

      The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% at February 28, 1999 and 1998. The rate of return on plan assets was assumed to be 7.50% at February 28, 1999 and 1998. No assumed increase in compensation levels was used since future benefit accruals have ceased (as discussed above). The unrecognized transition liability and unrecognized net loss are being amortized over 30.4 and 20.4 years, respectively.

      In fiscal l999 and l998, as required by Statement of Financial Accounting Standards No. 87, the Company recorded additional pension liability ($156,464 and $220,609, respectively, included in "Accrued pension expense") to reflect the excess of accumulated benefits over the fair value of pension plan assets. Since this liability is in excess of the related unrecognized prior service cost (unrecognized transition liability), an amount equal to the unrecognized prior service cost has been recognized as an intangible asset ($151,275 and $159,066, included in "Other assets" as of February 28, 1999 and 1998, respectively). The remaining liability required to be recognized is reported as a separate component of stockholders' equity.

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

(8)   STOCK OPTIONS AND WARRANTS

      On July 27, 1992, the Company adopted a qualified stock option plan for employees, officers, directors, consultants and advisors of the Company covering 125,000 shares of common stock. On January 4, 1995, the Board of Directors increased the number of shares authorized to be issued under the plan to 350,000 shares, which amendment has been approved by stockholders at the September 13, 1995 stockholders' meeting. On January 21, 1999, the Board of Directors further increased the number of shares authorized to be issued under the plan to 550,000 shares. This amendment has yet to be approved by stockholders. Options granted under the plan are exercisable for a period of either five or ten years at an exercise price at least equal to 100 percent of the fair market value of the Company's common stock at date of grant. Options become exercisable under various cumulative increments over the next nine years. The Board of Directors has the discretion as to the persons to be granted options as well as the number of shares and terms of the option agreements. The expiration date of the plan is July 26, 2002.

      The Company has also granted non-incentive stock options. These options are generally exercisable for a period of five or ten years and are issued at a price equal to or higher than the fair market value of the Company's common stock at the date of grant. At February 28, 1999, 190,000 non-incentive and 185,250 incentive stock options were outstanding.

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

      At February 28, l999, 265,250 options were exercisable, 110,000 options were unexercisable and 139,250 options were available for issuance. The 375,250 shares outstanding at February 28, 1999 had remaining lives of between less than one year and more than nine years, with a weighted average life of 6.15 years.

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

      Included in Other Income for the year ended February 28, 1999, is $150,000 related to the settlement of an insurance claim.

(10)  SEGMENT INFORMATION

      The Company operates in two segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. The prior years' disclosure has been restated to conform with SFAS No. 131. Segment information for the years ended February 28, 1999, 1998 and 1997 are summarized in accordance with SFAS No. 131 as follows:

                                                                NORTH           UNITED           CONSOLIDATED
                                                               AMERICA          KINGDOM             TOTAL
                                                               -------          -------             -----
                                   1999
               ----------------------------------------------------------------------------------------------------
               Net sales from external customers                 $8,948,501      $1,358,613       $10,307,114
               Intersegment net sales                               176,277              --           176,277
               Gross margins                                      3,207,393         542,521         3,749,914
               Operating (loss) profit                              (68,615)        173,723           105,108
               Depreciation and amortization                        196,509          17,027           213,536
               Total assets                                       4,633,039         491,541         5,124,580
               Capital expenditures                                 100,351           6,795           107,146
               ----------------------------------------------------------------------------------------------------

                                   1998
               ----------------------------------------------------------------------------------------------------
               Net sales from external customers                 $9,024,360      $1,131,725       $10,156,085
               Intersegment net sales                               142,814             --            142,814
               Gross margins                                      3,648,092         412,581         4,060,673
               Operating profit                                     240,644          75,516           316,160
               Depreciation and amortization                        182,191          25,042           207,233
               Total assets                                       4,392,538         455,298         4,847,836
               Capital expenditures                                 435,716          42,758           478,474
               ----------------------------------------------------------------------------------------------------
                                   1997
               ----------------------------------------------------------------------------------------------------
               Net sales from external customers                 $9,473,108      $1,041,734       $10,514,842
               Intersegment net sales                               123,900              --           123,900
               Gross margins                                      3,896,409         468,561         4,364,970
               Operating profit                                     114,405         156,204           270,609
               Depreciation and amortization                        172,844          17,774           190,618
               Total assets                                       4,014,392         430,634         4,445,026
               Capital expenditures                                  40,810          12,472            53,282
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

(1)  MR. GORNEY'S EMPLOYMENT COMMENCED ON NOVEMBER 30, 1998.
(2) MR. GRAHN'S EMPLOYMENT WAS TERMINATED IN DECEMBER 1999, OTHER COMPENSATION OF $26,666 REPRESENTS SEVERANCE PAY AND OTHER MINOR NON-DISCLOSED ITEMS THAT ARE LESS THAN 10% OF TOTAL ANNUAL SALARY AND BONUS.
(3)  LESS THAN 10% OF THE TOTAL ANNUAL SALARY AND BONUS.


OPTION GRANTS IN LAST FISCAL YEAR




                                                                                        POTENTIAL REALIZABLE VALUE
                                                                                           AT ASSUMED ANNUAL
                                                                                          RATES OF STOCK PRICE
                                                                                             APPRECIATION
                                  INDIVIDUAL GRANTS                                        FOR OPTION TERM (1)
                     ---------------------------------------------                         -------------------
                       NUMBER OF   PERCENT OF TOTAL
                      SECURITIES     OPTIONS/SARS      EXERCISE
                      UNDERLYING     GRANTED TO        OR BASE
                      OPTION/SARS   EMPLOYEES IN        PRICE           EXPIRATION
NAME                  GRANTED (#)    FISCAL YEAR        ($/SH)             DATE           5% ($)            10% ($)
----                  -----------    -----------        ------             ----           ------           --------
Daniel J. Gorney         75,000        42.9             $1.1250          11/30/08         $53,063          $134,472

Gary L. Grahn                -           -                  -                -               -                  -

Howell S. Schorr             -           -                  -                -               -                  -



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

                     NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                        UNEXERCISED OPTIONS AT               IN-THE-MONEY OPTIONS
                          FISCAL YEAR END                      AT FISCAL YEAR END
                       EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
    Name                        (#)                                  $  (1)
   ---------------   -------------------------------        ---------------------------
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