Form 10-Q
period 1999-05-29
LANGER BIOMECHANICS GROUP INC
filed 1999-07-13
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended May 29, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-12991


                       THE LANGER BIOMECHANICS GROUP, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter.)

                     NEW YORK                    11-2239561
             -----------------------         ------------------
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

Common Stock,  $.02 Par Value -- 2,573,281 shares as of July 10, 1999.

                                      INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                        PAGE


Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -- May 29, 1999 and February 28,1999    3

        Condensed Consolidated Statements of Income --
        Three Months ended May 29, 1999 and May 30, 1998                              4


        Condensed Consolidated Statements of Cash Flows --
        Three months ended May 29, 1999 and May 30, 1998                              5


        Notes to Condensed Consolidated Financial Statements --
        Three Months ended May 29, 1999 and May 30, 1998                              6 - 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                 8 - 10



PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                              10

        Signatures                                                                    11


                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                         May 29,1999                  February 28,1999
                          ASSETS
Current assets:
 Cash and cash equivalents                                                 $ 1,577,937                       $ 1,700,156
 Accounts receivable, net of allowance for
 doubtful accounts of $34,492 and $36,155, respectively                      1,509,830                         1,396,878
 Inventories, net (Note 2)                                                   1,037,988                         1,034,001
 Prepaid expenses and other current assets                                     203,854                           160,723
                                                                       ----------------                  ----------------
Total current assets                                                         4,329,609                         4,291,758
Property and equipment, net                                                    668,315                           673,152
Other assets                                                                   159,669                           159,670
                                                                       ----------------                  ----------------
Total Assets                                                               $ 5,157,593                       $ 5,124,580
                                                                       ----------------                  ----------------
                                                                       ----------------                  ----------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                           $ 529,789                         $ 700,590
  Accrued liabilities:
   Accrued payroll and related payroll taxes                                   286,217                           285,540
   Other current liabilities                                                   609,909                           542,250
   Unearned revenue-current                                                    314,060                           356,887
                                                                       ----------------             ---------------------
Total current liabilities                                                    1,739,975                         1,885,267


Accrued pension expense                                                        204,254                           195,254
Unearned revenue-long-term                                                     188,521                           104,420
Deferred income taxes                                                            5,284                             5,288
                                                                       ----------------             ---------------------
Total liabilities                                                            2,138,034                         2,190,229
                                                                       ----------------             ---------------------

Stockholders' equity :
   Common stock, $.02 par value. Authorized
    10,000,000 shares; Issued 2,598,281 and
    2,598,281, respectively                                                     51,966                            51,966
 Additional paid-in capital                                                  6,291,564                         6,291,564
 Accumulated deficit                                                        (2,988,359)                       (3,070,630)
 Accumulated other comprehensive loss                                         (296,262)                         (299,199)
                                                                       ----------------             ---------------------
                                                                             3,058,909                         2,973,701
Less:  treasury stock at cost, 25,000 shares                                   (39,350)                          (39,350)
                                                                       ----------------             ---------------------
Total stockholders' equity                                                   3,019,559                         2,934,351
                                                                       ----------------             ---------------------
Total Liabilities and Stockholders' Equity                                 $ 5,157,593                       $ 5,124,580
                                                                       ----------------             ---------------------
                                                                       ----------------             ---------------------

See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended
                                                  May 29,1999                 May 30,1998
Net sales (Note 3)                                 $  2,705,860                  $2,536,631
Cost of sales                                         1,733,041                   1,615,050
                                               ----------------            ----------------
     Gross profit                                       972,819                     921,581

Selling expenses                                        365,996                     330,002
Research and development expenses                        19,061                          --
General and administrative expenses                     517,131                     507,139
                                               ----------------            ----------------
Income from operations                                   70,631                      84,440
                                               ----------------            ----------------
Other income (expense):
   Other income, principally interest                    24,392                      37,059
   Interest expense                                     (1,257)                     (2,379)
   Minority interest                                    (4,725)                         --
                                               ----------------            ----------------

Other income, net                                        18,410                      34,680
                                               ----------------            ----------------

Income before income taxes                               89,041                     119,120
Provision for income taxes (Note 1):                      6,770                       2,970
                                               ----------------            ----------------
Net income                                              $82,271                    $116,150
                                               ----------------            ----------------
                                               ----------------            ----------------

Weighted average number of common
shares used in computation of net
income per
share:
       Basic                                          2,573,281                   2,586,094
       Diluted                                        2,655,715                   2,645,110

Net income per common share (Note 6):

       Basic                                       $       0.03                $       0.04
                                               ----------------            ----------------
                                               ----------------            ----------------
       Diluted                                     $       0.03                $       0.04
                                               ----------------            ----------------
                                               ----------------            ----------------



See notes to condensed consolidated financial statements.

                 THE LANGER BIOMECHANICS GROUP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months Ended
                                                        May 29,        May 30,
                                                        -------        -------
                                                         1999           1998
                                                         ----           ----
Cash Flows From Operating Activities:

Net income                                           $    82,271    $   116,150

Adjustments to reconcile net income to net cash
(used in) operating activities:
   Deferred foreign tax benefit                              (83)           (39)
   Depreciation and amortization                          56,616         59,066
   Allowance for doubtful accounts                        (1,363)            --
Changes in operating assets and liabilities:
   Accounts receivable                                  (108,609)      (227,317)
   Inventories                                            (1,635)         2,867
   Prepaid expenses and other assets                     (42,842)         1,174
   Accounts payable and accrued liabilities             (106,076)       (80,371)
   Net pension liability                                   9,000         27,300
   Unearned revenue                                       41,275        (19,210)
                                                     -----------    -----------
Net cash (used in) operating activities                  (71,446)      (120,380)
                                                     -----------    -----------

Cash Flows From Investing Activities:

   Capital expenditures                                  (50,773)       (81,965)
                                                     -----------    -----------

   Net cash (used in) investing activities               (50,773)       (81,965)
                                                     -----------    -----------

Cash Flows From Financing Activities:

   Common stock options exercised                             --            781
                                                     -----------    -----------
    Net cash provided by financing activities                 --            781
                                                     -----------    -----------

    Net (decrease) in cash and cash equivalents ..      (122,219)      (201,564)

Cash and cash equivalents at beginning of period .     1,700,156      1,189,046
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 1,577,937    $   987,482
                                                     -----------    -----------

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for:

    Interest expense                                 $     1,257    $     2,379
                                                     -----------    -----------
                                                     -----------    -----------




See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE MONTHS ENDED MAY 29, 1999 AND MAY 30, 1998

                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

A)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended February 28, 1999.

Operating results for the period ended May 29, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000.

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

C)       Provision for Income Taxes

The provisions for income taxes on domestic operations, for the periods ended May 29, 1999 and May 30, 1998, were calculated at an effective annual tax rate of 2.5% and 2%, respectively, reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". The provisions for income taxes on foreign operations were estimated at 21% and 25%, for the periods ended May 29, 1999 and May 30, 1998, respectively.

D)       Recent Pronoucements of the Financial Accounting Standards Board

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

E)        Reclassifications

Certain amounts have been reclassified in the prior year condensed consolidated financial statements to present them on a basis consistent with the current year.

NOTE 2 - INVENTORIES

The Company did not take a physical inventory as of May 29, 1999. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.


                                                      May 29, 1999   February 28, 1999
                                                      ------------   -----------------
Inventories consist of:

Raw materials                                          $1,026,306     $1,017,080
Work-in-process                                            79,209         84,448
Finished goods                                                 --             --
                                                       ----------     ----------

         Total Inventories                              1,105,515      1,101,528
         Less allowance for obsolescence                   67,527         67,527
                                                       ----------     ----------

Net inventories                                        $1,037,988     $1,034,001
                                                       ----------     ----------
                                                       ----------     ----------



NOTE 3 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

NOTE 4 - COMPREHENSIVE INCOME

The Company's comprehensive earnings were as follows:


                                                           Three Months Ended
                                                           May 29,     May 30,
                                                            1999         1998
                                                         ---------    ---------
Net income                                               $  82,271    $ 116,150
Other comprehensive income (loss),
  net of tax:
    Change in equity resulting from translation
       of financial statements into U.S. dollars             2,937         (684)
                                                         ---------    ---------
Comprehensive income                                     $  85,208    $ 115,466
                                                         ---------    ---------
                                                         ---------    ---------



NOTE 5 - SEGMENT INFORMATION

The Company operates in two geographic segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information was as follows:


                                            North         United      Consolidated
Three months ended May 29, 1999            America        Kingdom         Total
-----------------------------------------------------------------------------------
Net sales from external customers         $2,348,639    $  357,221    $2,705,860
Intersegment net sales                        50,021          --          50,021
Gross margins                                829,253       143,566       972,819
Operating  profit                             33,014        37,617        70,631

Three months ended May 30, 1998
-----------------------------------------------------------------------------------
Net sales from external customers         $2,237,094    $  299,537    $2,536,631
Intersegment net sales                        39,234            --        39,234
Gross margins                                815,615       105,966       921,581
Operating profit                              65,230        19,210        84,440


NOTE 6 - EARNINGS PER SHARE

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


                                                    Three Months Ended                  Three Months Ended
                                                        May 29, 1999                        May 30, 1998
                                                 -------------------------           ----------------------------
                                                                           Per                                   Per
                                            Income        Shares          Share      Income      Shares         Share
                                            ------        ------          -----      ------      ------         -----
BASIC EPS
Income available to common
  stockholders                              $82,271      2,573,281        $0.03     $116,150     2,586,094      $0.04

EFFECT OF DILUTIVE SECURITIES
Stock options                                    --         82,434           --           --        59,016         --
                                            -------      ---------        -----     --------     ---------      -----
DILUTED EPS
Income available to common
 stockholders plus assumed
  exercise of stock options                 $82,271      2,655,715        $0.03     $116,150     2,645,110      $0.04
                                            -------      ---------        -----     --------     ---------      -----
                                            -------      ---------        -----     --------     ---------      -----




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended May 29, 1999, as compared with three months ended May 30, 1998.

REVENUES

Sales of $2,705,860 for the first quarter ended May 29, 1999 were $169,229 or 6.7% above the prior year's sales of $2,536,631. This increase is principally due to an increase in unit volume in the current quarter over prior year's units shipped.

GROSS PROFIT

Gross profit as a percentage of sales was consistent with the prior year, decreasing from 36.3% in the prior year quarter to 36.0% in the current year quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended May 29, 1999, increased $35,994 or 10.9% as compared to the corresponding period in the prior year due to increased advertising and promotional expenses focused on increasing market share and future sales and increased commissions associated with the increased sales. General and administrative expenses increased $9,992 or less than 2% over prior year levels due to the Company's continuing monitoring of costs.

RESEARCH AND DEVELOPMENT EXPENSES

As of March 1, 1999, the Company established a Product Development department to explore new applications for existing products and the development of new products to ensure that the Company remains on the cutting edge of orthotic therapy. Costs incurred during the quarter ended May 29, 1999 of $19,061 were principally salary and salary related expenses.

OTHER INCOME, NET

Other income consists primarily of income generated from investments and service charge income generated from the Company's accounts receivable. Net other income was $18,410 for the first quarter of the current fiscal year as compared with $34,680 in the comparable prior year's quarter, representing a 46.9% decrease. This decrease was principally attributable to the prior year period including miscellaneous income from a Company sponsored seminar and there was no such seminar in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

At May 29, 1999 the Company's cash and cash equivalents were $1,577,937 and working capital was $2,589,634. Additionally, the Company has a revolving credit facility with a bank for $1,500,000. To date, the Company has not borrowed on this facility, which expires on July 31 1999. Management anticipates that this facility will be renewed or replaced by a new facility with substantially similar terms. Management believes that its existing cash balances and revolver availability along with cash generated from operations will be adequate to meet the anticipated cash needs for the next twelve months.

RECENT PRONOUCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

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

COMPUTER INFORMATION SYSTEMS ("CIS")

Beginning in fiscal 1998 (March 1997 - February 1998), the Company began implementing a new enterprise-wide CIS. The CIS is customized software running on a Windows NT Server. The server, customer software and all networked personal computers are fully Year 2000 compliant. The Company has been operating the new CIS since February 1998 and it is now considered fully implemented. The Company anticipates that CIS, as it relates to the Year 2000 Compliance issue, will have no effect on business operations.

PRODUCTS

The Year 2000 Compliance issue affects none of the Company's current products. Due to the nature of the Company's business, custom orthotics and related materials and services, no software or microprocessors are used in the products.

THIRD PARTIES

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

COSTS

The Company's most significant Year 2000 Compliance costs related to the implementation of the new CIS and were incurred in prior years as part of the implementation of the new enterprise-wide CIS. Costs incurred in the current quarter were not significant and the Company does not currently anticipate that future costs associated with its ongoing Year 2000 Compliance program will be material to its financial condition or results of operations.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Factors which might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing and general business and economic conditions.

Part II.  OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K

         (a)       Exhibits

         27.       Financial Data Schedule

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



                                  The Langer Biomechanics Group, Inc.
                                        -----------------------
                                           (REGISTRANT)

DATE:  July 10, 1999


                                  By:    /s/   DANIEL J. GORNEY
                                         ----------------------
                                         Daniel J. Gorney
                                           President and Chief Executive Officer




                                  By:  /s/ THOMAS G. ARCHBOLD
                                       ----------------------
                                        Thomas G. Archbold
                                           Chief Financial Officer