Form 10-Q
period 1999-08-28
LANGER BIOMECHANICS GROUP INC
filed 1999-10-05
CIK 725460

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 28, 1999
                                                ---------------
                                       or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-12991
                                                -------

                       THE LANGER BIOMECHANICS GROUP, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                         NEW YORK                        11-2239561
            ---------------------------------    ------------------------
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

Common Stock, $.02 Par Value - 2,547,181 shares as of September 30, 1999.

                                      INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.     Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -- August 28,
               1999 and February 28, 1999                                      3

               Condensed Consolidated Statements of Operations --
               Three and Six Months ended August 28, 1999 and
               August 29, 1998                                                 4

               Condensed Consolidated Statements of Cash Flow --
               Six Months ended August 28, 1999 and August 29, 1998            5

               Notes to Condensed Consolidated Financial Statements --
               Six Months ended August 28, 1999                            6 - 9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10 - 12

PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders               13

Item 6.     Exhibits and Reports on Form 8-K                                  14

            Signatures                                                        14

                       THE LANGER BIOMECHANICS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               August 28,1999   February 28,1999
                                                               --------------   ----------------
                  Assets                                         (unaudited)
Current assets:
 Cash and cash equivalents                                       $ 1,303,930      $ 1,700,156
 Accounts receivable, net of allowance for
 doubtful accounts of $44,751 and $36,155, respectively            1,604,548        1,396,878
 Inventories, net                                                  1,126,777        1,034,001
 Prepaid expenses and other current assets                           184,275          160,723
                                                                 -----------      -----------
Total current assets                                               4,219,530        4,291,758
Property and equipment, net                                          871,991          673,152
Other assets                                                         160,871          159,670
                                                                 -----------      -----------
Total Assets                                                     $ 5,252,392      $ 5,124,580
                                                                 ===========      ===========

          Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                                $   614,115      $   700,590
 Accrued liabilities:
Accrued payroll and related payroll taxes                            286,201          285,540
  Other current liabilities                                          652,109          542,250
  Unearned revenue-current                                           312,146          356,887
                                                                 -----------      -----------
Total current liabilities                                          1,864,571        1,885,267


Accrued pension expense                                              173,254          195,254
Unearned revenue-long-term                                           199,908          104,420
Deferred income taxes                                                  5,239            5,288
                                                                 -----------      -----------
Total liabilities                                                  2,242,972        2,190,229
                                                                 -----------      -----------

Stockholders' equity :
   Common stock, $.02 par value. Authorized
     10,000,000 shares; Issued 2,603,281 and
      2,598,281, respectively                                         52,067           51,966
   Additional paid-in capital                                      6,295,370        6,291,564
   Accumulated deficit                                            (2,985,537)      (3,070,630)
   Accumulated other comprehensive loss                             (292,500)        (299,199)
                                                                 -----------      -----------
                                                                   3,069,400        2,973,701
Less:  treasury stock at cost, 37,000 and
          and 25,000 shares, respectively                            (59,980)         (39,350)
                                                                 -----------      -----------
Total stockholders' equity                                         3,009,420        2,934,351
                                                                 -----------      -----------
Total Liabilities and Stockholders' Equity                       $ 5,252,392      $ 5,124,580
                                                                 ===========      ===========

See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               Three Months Ended              Six Months Ended
                                        August 28, 1999  August 29,1998  August 28,1999   August 29,1998
                                        ---------------  --------------  --------------   --------------

Net sales                                 $ 2,951,637      $ 2,677,087     $ 5,657,497      $ 5,213,718
Cost of sales                               1,825,098        1,635,087       3,558,139        3,250,138
                                          -----------      -----------     -----------      -----------
     Gross profit                           1,126,539        1,042,000       2,099,358        1,963,580

Selling expenses                              398,534          329,172         764,530          659,172
Research and development expenses              34,658               --          53,719               --
General and administrative expenses           682,881          535,885       1,200,012        1,043,025
                                          -----------      -----------     -----------      -----------
Income from operations                         10,466          176,943          81,097          261,383
                                          -----------      -----------     -----------      -----------

Other income (expense):
   Other income, principally interest          12,104           16,164          36,496           50,844
   Gain on legal settlement                        --          149,498                          149,498
   Interest expense                            (2,200)              --          (3,457)              --
   Minority interest                           (8,139)              --         (12,864)              --
                                          -----------      -----------     -----------      -----------

Other income, net                               1,765          165,662          20,175          200,342
                                          -----------      -----------     -----------      -----------

Income before income taxes                     12,231          342,605         101,272          461,725
Provision for income taxes                      9,409           25,341          16,179           28,311
                                          -----------      -----------     -----------      -----------
Net income                                $     2,822      $   317,264     $    85,093      $   433,414
                                          ===========      ===========     ===========      ===========

Weighted average number of common
   shares used in computation of net
    income  per share:
       Basic                                2,570,227        2,586,281       2,571,632        2,586,188
       Diluted                              2,661,168        2,634,639       2,660,770        2,639,777

Net income per common share :

       Basic                              $      0.00      $      0.12     $      0.03      $      0.17
                                          ===========      ===========     ===========      ===========
       Diluted                            $      0.00      $      0.12     $      0.03      $      0.16
                                          ===========      ===========     ===========      ===========

See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended
                                                                        August 28, 1999  August 29, 1998
                                                                        ---------------  ---------------
Cash Flows From Operating Activities:

Net income                                                                $    85,093      $   433,414

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Deferred foreign taxes                                                      (1,042)             121
   Depreciation and amortization                                              112,326          131,879
   Provision for doubtful accounts receivable                                   9,046               --
Changes in operating assets and liabilities:
   Accounts receivable                                                       (170,505)        (180,625)
   Inventories                                                                (59,104)           5,572
   Prepaid expenses and other assets                                          (20,669)          90,843
   Accounts payable and accrued liabilities                                   (49,921)        (121,612)
   Net pension liability                                                      (22,000)          54,600
   Unearned revenue                                                            12,846          (14,395)

                                                                          -----------      -----------
Net cash (used in) provided by operating activities                          (103,930)         399,797
                                                                          -----------      -----------

Cash Flows From Investing Activities:

   Capital expenditures                                                      (275,572)        (185,507)
                                                                          -----------      -----------

      Net cash (used in) investing activities                                (275,572)        (185,507)
                                                                          -----------      -----------

Cash Flows From Financing Activities:

   Common stock options exercised                                               3,906              781
   Treasury stock acquired                                                    (20,630)              --

                                                                          -----------      -----------
      Net cash (used in) provided by financing activities                     (16,724)             781
                                                                          -----------      -----------

Net (decrease) increase in cash and cash equivalents                         (396,226)         215,071

Cash and cash equivalents at beginning of period                            1,700,156        1,189,046

                                                                          -----------      -----------
Cash and cash equivalents at end of period                                $ 1,303,930      $ 1,404,117
                                                                          ===========      ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for:

         Interest expense                                                 $     3,457      $     5,049
                                                                          ===========      ===========

See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended August 28, 1999

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

Operating results for the periods ended August 28, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000.

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

C)    Provision for Income Taxes

The provision for income taxes, on domestic operations, for periods ended August 28, 1999 and August 29, 1998 were calculated at an effective annual tax rate of 4.5%, reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". The provision for income taxes on foreign operations was estimated at 21%.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 2

The Company performed a physical inventory as of August 28, 1999. Inventories and cost of sales for the interim period were based on the results of the Company's physical inventory.

                                       August 28, 1999        February 28, 1999
                                       ---------------        -----------------
                                         (unaudited)
Inventories consist of:

Raw materials                             $1,122,008              $1,017,080
Work-in-process                               72,296                  84,448
Finished goods                                    --                      --
                                          ----------              ----------

Total inventories                          1,194,304               1,101,528
Less: allowance for obsolescence              67,527                  67,527
                                          ----------              ----------
Inventories,net                           $1,126,777              $1,034,001
                                          ==========              ==========

NOTE 3 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

NOTE 4 - COMPREHENSIVE INCOME

The Company's comprehensive earnings were as follows:

                                                      Three Months Ended        Six Months Ended
                                                    August 28,   August 29,   August 28,   August 29,
                                                       1999         1998         1999         1998
                                                     ---------------------     ---------------------
Net income                                           $  2,822     $317,264     $ 85,093     $433,414
Other comprehensive income , net of tax:
  Change in equity resulting from translation of
     financial statements into U.S. dollars             3,762          986        6,699          330
                                                     --------     --------     --------     --------
Comprehensive income                                 $  6,584     $318,250     $ 91,792     $433,744
                                                     ========     ========     ========     ========

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 5 - SEGMENT INFORMATION

The Company operates in two geographic segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information was as follows:

     Three months ended August 28,1999     North America    United Kingdom           Total
     ---------------------------------     -------------    --------------           -----
     Net sales from external customers        $2,576,286          $375,351        $2,951,637
     Intersegment net sales                       56,394                --            56,394
     Gross margins                               967,792           158,747         1,126,539
     Operating (loss) profit                     (44,960)           55,426            10,466

     Three months ended August 29,1998
     ---------------------------------
     Net sales from external customers        $2,353,851          $323,236        $2,677,087
     Intersegment net sales                       39,234                 _            39,234
     Gross margins                               908,232           133,768         1,042,000
     Operating profit                            119,974            56,969           176,943

     Six months ended August 28,1999
     -------------------------------
     Net sales from external customers        $4,924,927          $732,570        $5,657,497
     Intersegment net sales                      106,415                --           106,415
     Gross margins                             1,797,145           302,213         2,099,358
     Operating (loss) profit                     (11,946)           93,043            81,097

     Six months ended August 29,1998
     -------------------------------
     Net sales from external customers        $4,590,945          $622,773        $5,213,718
     Intersegment net sales                       75,457                --            75,457
     Gross margins                             1,723,846           239,734         1,963,580
     Operating profits                           185,204            76,179           261,383

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

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

                                                        Three Months Ended                  Six Months Ended
                                                 August 28,1999    August 29,1998    August 28,1999    August 29,1998
                                                 --------------------------------    --------------------------------
Numerator:
  Income available to common stockholders              $2,822          $317,264           $85,093          $433,414
                                                       ------          --------           -------          --------

Denominators:
  Denominator for basic earnings per share-
  weighted average shares outstanding               2,570,227         2,586,281         2,571,632         2,586,188
Effect of dilutive securities:
  Stock options                                        90,941            48,358            89,138            53,589
                                                       ------            ------            ------            ------

Denominator for diluted earnings per share          2,661,168         2,634,639         2,660,770         2,639,777
                                                    =========         =========         =========         =========

Basic earnings per share                                $0.00             $0.12             $0.03             $0.17
                                                        =====             =====             =====             =====

Diluted earnings per share                              $0.00             $0.12             $0.03             $0.16
                                                        =====             =====             =====             =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and six months ended August 28, 1999 as compared with three and six months ended August 29, 1998.

Revenues

Sales of $2,951,637 for the second quarter ended August 28, 1999 were 10.3% higher than the sales of $2,677,087 in the comparable prior-year quarter. Sales of $5,657,497 for the six months ended August 28, 1999 were 8.5% higher than prior-period's sales of $5,213,718. The increased sales for both the three month and six month periods when compared to the comparable prior year periods are principally due to increased unit volume in the Company's domestic orthotic business and increased sales in the Company's subsidiary in the United Kingdom.

Gross Profit

Gross profit as a percentage of sales for both the three month and six month periods ended August 28,1999 was consistent with but slightly lower than the comparable periods in the prior year. For the three months ended August 28,1999 gross profit as a percentage of sales decreased to 38.2% of sales from 38.9% in the comparable prior period, while for the six month period ended August 28,1999, gross margin as a percentage of sales decreased to 37.1% from 37.7% in the comparable period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the recently ended quarter were $1,081,415 compared to $865,057 in the comparable prior-year period, a 25% increase. Selling expenses increased $69,632 principally due to increased commissions associated with increased sales and increased travel expenses, while general and administrative expenses increased $146,996 primarily due to increased professional fees and salary and salary related expenses. Selling, general and administrative expenses for the six months ended August 28,1999 were $1,964,542 compared with $1,702,197 in the prior comparable period. Selling expenses increased $105,358 over the prior year period principally due to increased advertising and promotional expenses focused on increasing market share and future sales and increased commissions associated with the increased sales. General and administrative expenses increased $156,987 primarily due to increased professional fees and salary and salary related expenses.

Research and Development Expense

As of March 1, 1999, the Company established a Product Development department to explore new applications for existing products and to ensure that the Company remains on the cutting edge of orthotic therapy. Costs incurred during the three month and six month periods ended August 28,1999 of $34,658 and $53,719, respectively, were principally salary and salary related expenses.

Other Income and Expenses

Other income consists primarily of income generated from investments, service charge income generated from the Company's accounts receivable, seminar fees and in both prior year periods, a gain on legal settlement of $149,498. Net other income was $1,765 for the second quarter of the current fiscal year as compared with $16,164 in the comparable prior year's quarter, exclusive of the gain on legal settlement. For the six month periods, net other income was $20,175 this year versus $50,844, exclusive of the gain on legal settlement.

Liquidity

At August 28, 1999 , the Company had cash and cash equivalents of $1,303,930 and working capital of $2,354,959. Cash balances decreased $396,226 from February 28,1999 primarily due to the Company's investment in capital equipment of $275,572. These capital expenditures were made to position the Company for future growth. The Company's $1.5 million revolving credit facility expired on July 31,1999 and the Company is currently negotiating the renewal of this facility and anticipates that this facility will be renewed on terms substantially similar to the expired facility. The Company has never borrowed on the revolving credit facility and management believes that its existing cash balances, funds generated from operations and the renewed revolver will be adequate to meet cash needs.

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

Computer Information Systems ("CIS")

Beginning in fiscal 1998 (March 1997 - February 1998), the Company began implementing a new enterprise-wide CIS. The CIS is customized software running on a Windows NT Server. The server, customer software and all networked personal computers are fully Year 2000 compliant. The Company has been operating the new CIS since February 1998 and it is now considered fully implemented. The Company anticipates that the CIS, as it relates to the Year 2000 Compliance issue, will have no effect on business operations.

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

Costs

The Company's most significant Year 2000 Compliance costs related to the implementation of the new CIS and were incurred in prior years as part of the implementation of the new enterprise-wide CIS. Costs incurred in the current year were not significant and the Company does not currently anticipate that future costs associated with its ongoing Year 2000 Compliance program will be material to its financial condition or results of operations.

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

Part II    OTHER INFORMATION

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security-Holders.

      Reference is made to an annual meeting of shareholders held on September 15, 1999, where the following occurred:

      1. Stephen V. Ardia, Kenneth Granat, Justin Wernick and Thomas I. Altholz were re-elected as Directors.

      2. Shareholders approved an amendment to the Company's 1992 Stock Option Plan to increase the number of shares authorized to be issued under the plan to 550,000 shares.

      3.    Deloitte & Touche LLP was re-appointed as the Company's auditors.

      4. The votes cast, in person and by proxy, on the motion to elect directors were as follows:

                                      For           Withhold Authority      Abstain      Did not Vote

               Stephen V. Ardia       2,437,664             200              1,000            888

               Kenneth Granat         2,437,664             200              1,000            888

               Dr. Justin Wernick     2,437,664             200              1,000            888

               Thomas I. Altholz      2,437,664             200              1,000            888

      5. The votes cast, in person and by proxy, on the motion to amend the Company's 1992 Stock Option Plan to increase the number of shares authorized to be issued under the plan to 550,000 shares were as follows:

                                Votes for          1,488,684

                                Votes against         86,907

                                Abstained              4,084

                                Did not vote         860,077

      6. The votes cast, in person and by proxy, on the motion to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company were as follows:

               Votes for            2,437,358

               Votes against              900

               Abstained                  633

               Did not vote               861

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


                                    The Langer Biomechanics Group, Inc.
                                    -----------------------------------
                                             (REGISTRANT)

DATE: October 1, 1999


                                    By: /s/ DANIEL J. GORNEY
                                        --------------------------------
                                        Daniel J. Gorney
                                           President and Chief Executive Officer


                                    By: /s/ THOMAS G. ARCHBOLD
                                        --------------------------------
                                        Thomas G. Archbold
                                           Chief Financial Officer