Form 10-Q
period 1999-11-27
LANGER BIOMECHANICS GROUP INC
filed 2000-01-11
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 27, 1999
                                               -----------------
                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission file number 0-12991
                                                -------


                       THE LANGER BIOMECHANICS GROUP, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


                    NEW YORK                           11-2239561
         -------------------------------        ------------------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  /X/      NO  / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  $.02 Par Value - 2,564,181 shares as of December 30, 1999.

                                      INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION                                            PAGE


Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -- November 27, 1999
           and February 28, 1999                                             3

           Condensed Consolidated Statements of Operations -- Three and
           Nine Months ended November 27, 1999 and November 28, 1998         4

           Condensed Consolidated Statements of Cash Flows --
           Nine Months ended November 27, 1999 and November 28, 1998         5

           Notes to Condensed Consolidated Financial Statements --
           Nine Months ended November 27, 1999                             6 - 9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10-12


PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                 13

           Signatures                                                       13

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             NOVEMBER 27,1999        FEBRUARY 28,1999
                                 ASSETS                                        (unaudited)
Current assets:
 Cash and cash equivalents                                                     $   852,995             $ 1,700,156
 Accounts receivable, net of allowance for
 doubtful accounts of $44,430 and $36,155, respectively                          1,617,012               1,396,878
 Inventories, net                                                                1,310,599               1,034,001
 Prepaid expenses and other current assets                                         289,579                 160,723
                                                                               -----------             -----------
Total current assets                                                             4,070,185               4,291,758
Property and equipment, net                                                      1,016,879                 673,152
Other assets                                                                       161,105                 159,670
                                                                               -----------             -----------
Total Assets                                                                   $ 5,248,169             $ 5,124,580
                                                                               ===========             ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                              $   549,299             $   700,590
 Accrued liabilities:
 Accrued payroll and related payroll taxes                                         273,692                 285,540
 Other current liabilities                                                         849,292                 542,250
 Unearned revenue-current                                                          309,514                 356,887
                                                                               -----------             -----------
Total current liabilities                                                        1,981,797               1,885,267


Accrued pension expense                                                            119,361                 195,254
Unearned revenue-long-term                                                         212,877                 104,420
Deferred income taxes                                                                5,304                   5,288
                                                                               -----------             -----------
Total liabilities                                                                2,319,339               2,190,229
                                                                               -----------             -----------

Stockholders' equity:
   Common stock, $.02 par value. Authorized
     10,000,000 shares; Issued 2,615,281 and
      2,598,281shares, respectively                                                 52,307                  51,966
   Additional paid-in capital                                                    6,304,505               6,291,564
   Accumulated deficit                                                          (3,045,299)             (3,070,630)
   Accumulated other comprehensive loss                                           (298,756)               (299,199)
                                                                               -----------             -----------
                                                                                 3,012,757               2,973,701
Less treasury stock at cost, 51,100 and 25,000 shares, respectively                (83,927)                (39,350)
                                                                               -----------             -----------
Total stockholders' equity                                                       2,928,830               2,934,351
                                                                               -----------             -----------
Total Liabilities and Stockholders' Equity                                     $ 5,248,169             $ 5,124,580
                                                                               ===========             ===========

See notes to condensed consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED

                                             NOVEMBER 27,1999   NOVEMBER 28,1998   NOVEMBER 27,1999   NOVEMBER 28,1998
                                             ----------------   ----------------   ----------------   ----------------
Net sales                                      $ 2,802,752        $ 2,668,380        $ 8,460,249        $ 7,882,098
Cost of sales                                    1,767,469          1,642,158          5,325,608          4,892,296
                                               -----------        -----------        -----------        -----------
     Gross profit                                1,035,283          1,026,222          3,134,641          2,989,802

Selling expenses                                   445,764            343,695          1,210,294          1,002,867
Research and development expenses                   29,393                 --             83,112                 --
General and administrative expenses                632,404            605,160          1,832,416          1,648,185
                                               -----------        -----------        -----------        -----------
Income (loss) from operations                      (72,278)            77,367              8,819            338,750
                                               -----------        -----------        -----------        -----------

Other income (expense):
   Other income, principally interest income        14,614             14,181             51,110             65,025
   Gain on legal settlement                             --                 --                 --            149,498
   Interest expense                                   (808)                --             (4,265)                --
   Minority interest                                (1,479)           (28,772)           (14,343)           (28,772)
                                               -----------        -----------        -----------        -----------

Other income (expense), net                         12,327            (14,591)            32,502            185,751
                                               -----------        -----------        -----------        -----------

Income (loss) before income taxes                  (59,951)            62,776             41,321            524,501
(Benefit from) provision for income taxes             (189)             6,152             15,990             34,463
                                               -----------        -----------        -----------        -----------
Net income (loss)                              ($   59,762)       $    56,624        $    25,331        $   490,038
                                               ===========        ===========        ===========        ===========

Weighted average number of common
   shares used in computation of net
    income  per share:
       Basic                                     2,559,738          2,586,281          2,567,706          2,586,170
       Diluted                                   2,559,738          2,604,020          2,664,999          2,612,452

Net income per common share:

       Basic                                   $     (0.02)       $      0.02        $      0.01        $      0.19
                                               ===========        ===========        ===========        ===========
       Diluted                                 $     (0.02)       $      0.02        $      0.01        $      0.19
                                               ===========        ===========        ===========        ===========

See notes to condensed consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    NINE MONTHS ENDED

                                                          NOVEMBER 27, 1999    NOVEMBER 28, 1998
                                                          -----------------    -----------------
Cash Flows From Operating Activities:

Net income                                                  $    25,331           $   490,038

Adjustments to reconcile net income to net cash
   (used in) provided by operating
   activities:
   Deferred foreign taxes                                           (65)                   33
   Depreciation and amortization                                216,778               196,955
   Provision for doubtful accounts receivable                    14,360                    --
Changes in operating assets and liabilities:
   Accounts receivable                                         (230,625)             (206,597)
   Inventories                                                 (273,668)              (15,612)
   Prepaid expenses and other assets                           (129,927)               86,640
   Accounts payable and accrued liabilities                     136,981               183,662
   Net pension liability                                        (75,893)               24,759
   Unearned revenue                                              57,840               (23,254)

                                                            -----------           -----------
Net cash (used in) provided by operating activities            (258,888)              736,624
                                                            -----------           -----------

Cash Flows From Investing Activities:

   Capital expenditures                                        (556,977)             (218,907)
                                                            -----------           -----------

      Net cash used in investing activities                    (556,977)             (218,907)
                                                            -----------           -----------

Cash Flows From Financing Activities:

   Common stock options exercised                                13,281                   781
   Treasury stock acquired                                      (44,577)

                                                            -----------           -----------
      Net cash (used in) provided by financing activities       (31,296)                  781
                                                            -----------           -----------

Net (decrease) increase in cash and cash equivalents           (847,161)              518,498

Cash and cash equivalents at beginning of period              1,700,156             1,189,046

                                                            -----------           -----------
Cash and cash equivalents at end of period                  $   852,995           $ 1,707,544
                                                            ===========           ===========


Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
         Interest expense                                   $     4,266           $     7,603
                                                            ===========           ===========
         Income taxes                                       $        --           $     8,673
                                                            ===========           ===========


See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended November 27, 1999



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

Operating results for the periods ended November 27, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000.



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



C)       Provision for Income Taxes

The provision for income taxes on domestic operations, for periods ended November 27, 1999 and November 28, 1998 , reflect the utilization of available net operating loss carryforwards and also take into account the "Alternative Minimum Tax". The provision for income taxes on foreign operations was estimated at 21%.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2

The Company did not perform a physical inventory as of November 27, 1999. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.

                                NOVEMBER 27, 1999   FEBRUARY 28, 1999
                                ------------------  -----------------
                                   (unaudited)
Inventories consist of:



Raw materials                       $1,272,891         $1,017,080
Work-in-process                        105,235             84,448

                                    ----------         ----------

Total inventories                    1,378,126          1,101,528
Less:  allowance for obsolescence       67,527             67,527
                                    ----------         ----------
Inventories, net                    $1,310,599         $1,034,001
                                    ==========         ==========



NOTE 3 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

NOTE 4 - COMPREHENSIVE INCOME

The Company's comprehensive earnings were as follows:



                                                        Three Months Ended                   Nine Months Ended
                                                  November 27,       November 28,     November 27,       November 28,
                                                     1999               1998              1999               1998
                                                  ------------------------------      ------------------------------
Net income (loss)                                  $(59,762)          $ 56,624          $ 25,331          $490,038
Other comprehensive income (loss) , net of tax:
  Change in equity resulting from translation of
     financial statements into U.S. dollars           6,255                228               443               528
                                                   --------           --------          --------          --------
Comprehensive income                               $(53,507)          $ 56,852          $ 25,774          $490,566
                                                   ========           ========          ========          ========

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 5 - SEGMENT INFORMATION

The Company operates in two geographic segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information was as follows:


Three Months Ended November 27, 1999       North America        United Kingdom           Total
------------------------------------       -------------        --------------           -----
Net  sales from external customers           $ 2,443,599           $   359,153          $ 2,802,752
Intersegment net sales                            55,228                    --               55,228
Gross margins                                    901,907               133,376            1,035,283
Operating (loss) profit                          (87,109)               14,831              (72,278)

THREE MONTHS ENDED NOVMEBER 28,1998
Net sales from external customers            $ 2,309,287           $   359,093          $ 2,668,380
Intersegment net sales                            52,813                     _               52,813
Gross margins                                    877,227               148,995            1,026,222
Operating profit                                  10,056                67,311               77,367

NINE MONTHS ENDED NOVEMBER 27,1999
Net sales from external customers            $ 7,368,526           $ 1,091,723          $ 8,460,249
Intersegment net sales                           161,643                    --              161,643
Gross margins                                  2,699,052               435,589            3,134,641
Operating (loss) profit                          (99,055)              107,874                8,819

NINE MONTHS ENDED NOVEMBER 28,1998
Net sales from external customers            $ 6,900,232           $   981,866          $ 7,882,098
Intersegment net sales                           128,270                    --              128,270
Gross margins                                  2,601,073               388,729            2,989,802
Operating profits                                195,260               143,490              338,750

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


                                                            Three Months Ended                      Nine Months Ended
                                                  November 27,1999    November 28,1998    November 27, 1999   November 28,1998
                                                  ------------------------------------    ------------------------------------
Numerator:
  Income available to common stockholders           $   (59,762)         $    56,624         $    25,331         $   490,038
                                                    -----------          -----------         -----------         -----------

Denominators:
  Denominator for basic earnings per share-
  weighted average shares                             2,559,738            2,586,281           2,567,706           2,586,170
outstanding
Effect of dilutive securities:
  Stock options                                                               17,739              96,749              26,282
                                                                         -----------         -----------         -----------

Denominator for diluted earnings per share            2,559,738            2,604,020           2,664,455           2,612,452
                                                    ===========          ===========         ===========         ===========

Basic earnings per share                            $     (0.02)         $      0.02         $      0.01         $      0.19
                                                    ===========          ===========         ===========         ===========

Diluted earnings per share                          $     (0.02)         $      0.02         $      0.01         $      0.19
                                                    ===========          ===========         ===========         ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three and nine months ended November 27, 1999 as compared with three and nine months ended November 28, 1998.

REVENUES

Sales of $2,802,752 for the third quarter ended November 27, 1999 were 5.0% higher than the sales of $2,668,380 in the comparable prior-year quarter. Sales of $8,460,249 for the nine months ended November 27, 1999 were 7.3% higher than prior-period's sales of $7,882,098. The increased sales for both the three month and nine month periods when compared to the comparable prior year periods are principally due to increased unit volume in the Company's domestic orthotic business and increased unit volume in the Company's subsidiary in the United Kingdom.

GROSS PROFIT

Gross profit as a percentage of sales for both the three month and nine month periods ended November 27,1999 was consistent with but slightly lower than the comparable periods in the prior year. For the three months ended November 27,1999 gross profit as a percentage of sales decreased to 36.9% of sales from 38.5% in the comparable prior period, while for the nine month period ended November 27,1999, gross margin as a percentage of sales decreased to 37.1% from 37.9% in the comparable period in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the recently ended quarter were $1,078,168 compared to $948,855 in the comparable prior-year period, a 13.6% increase. Selling expenses increased $102,069 principally due to increased commissions associated with increased sales and increased salary and travel expenses, while general and administrative expenses increased $27,244 due to increased professional fees and salary and salary related expenses. Selling, general and administrative expenses for the nine months ended November 27,1999 were $3,042,710 compared with $2,651,052 in the prior comparable period, a 14.8% increase. Selling expenses increased $207,427 over the prior year period principally due to increased advertising and promotional expenses focused on increasing market share and future sales and increased commissions associated with the increased sales. General and administrative expenses increased $184,231 primarily due to increased professional fees and salary and salary related expenses.

RESEARCH AND DEVELOPMENT EXPENSE

As of March 1, 1999, the Company established a Product Development department to explore new applications for existing products and to ensure that the Company remains on the cutting edge of orthotic therapy. Costs incurred during the three month and nine month periods ended November 27,1999 of $29,393 and $83,112, respectively, were principally salary and salary related expenses.

OTHER INCOME AND EXPENSES

Other income consists primarily of income generated from investments, service charge income generated from the Company's accounts receivable, seminar fees and in the nine-month prior-year period, a gain on legal settlement of $149,498. Net other income was $12,327 for the third quarter of the current fiscal year as compared with other expense of ($14,591) in the comparable prior-year quarter. This difference is due to the decrease in minority interest expense of $27,293. For the nine month periods, net other income was $32,502 this year versus $36,253, exclusive of the gain on legal settlement.

LIQUIDITY

At November 27, 1999 , the Company had cash and cash equivalents of $ 852,995 and working capital of $2,088,388. Cash balances decreased $847,161 from February 28,1999 primarily due to the Company's investment in capital equipment of $556,977. These capital expenditures were made to position the Company for future growth. In December 1999, the Company renewed its $1.5 million revolving credit facility with a bank, which facility had expired on July 31, 1999. The revolving credit facility provides for borrowings at an interest rate of prime plus 1/2 percent. The agreement contains, among other things, restrictions relating to the incurrence of additional indebtedness and the payment of dividends. The Company has never borrowed on the revolving credit facility and management believes that its existing cash balances , funds generated from operations and the renewed revolver will be adequate to meet cash needs. The Company also has a $500,000 equipment credit line with a bank to finance the long-term capital needed to grow the Company's business. In December 1999, the Company borrowed $115,000 on this line at an interest rate of 9.5% to finance a new telecommunications system and certain production equipment , which were acquired prior to November 27, 1999.

Repurchases of the Company's common stock will be made from time to time in the open market at prevailing market prices and may be made in privately negotiated transactions, subject to available resources. The Company may also finance acquisitions of other companies or product lines in the future from existing cash balances and its revolving credit facility, from borrowings from institutional lenders, and/or the public or private offerings of debt or equity securities.

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

YEAR 2000 COMPLIANCE

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. The Company commenced a program in fiscal 1998 to identify, remediate, test and develop contingency plans for Year 2000 Compliance. Currently, the Company is complete with its Year 2000 Compliance Program, the results of which are summarized as follows:

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



                                    THE LANGER BIOMECHANICS GROUP, INC.
                                          -----------------------
                                             (REGISTRANT)



DATE:  JANUARY 7, 1999


                                    By:    /s/   DANIEL J. GORNEY
                                        ------------------------------
                                        DANIEL J. GORNEY
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER




                                    By:   /s/   THOMAS G. ARCHBOLD
                                        ------------------------------
                                        THOMAS G. ARCHBOLD
                                           CHIEF FINANCIAL OFFICER