Form 10-K
period 2000-02-29
LANGER BIOMECHANICS GROUP INC
filed 2000-05-19
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        ---------------------------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended FEBRUARY 29, 2000
                                             -----------------
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-12991
                                               -------

                       THE LANGER BIOMECHANICS GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     NEW YORK                         11-2239561
               -------------------              ---------------------
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

YES  /X/   NO  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of May 12, 2000 the aggregate market value of voting stock held by non-affiliates of the Registrant was $2,519,485, as computed by reference to the average bid and ask prices of the stock (1 11/16) multiplied by the number of shares of voting stock outstanding on May 12, 2000 held by non-affiliates (1,493,028).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 12, 2000.

CLASS OF COMMON STOCK         OUTSTANDING AT MAY 12, 2000
---------------------         ---------------------------
Common Stock, par value         2,539,081  shares
$.02 per share

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Not applicable.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

         The Langer Biomechanics Group, Inc. ("LBG" or the "Company") is engaged in the design, manufacture and marketing of foot and gait-related biomechanical products. The Company's largest product line, custom-made, prescription orthotic devices, accounted for approximately 84% of revenues for the fiscal year ended February 29, 2000. Foot orthoses are contoured molds made from plastic, graphite, leather or composite materials, which are placed in patients' shoes to
(i) correct or mitigate abnormalities in their gait and (ii) relieve symptoms associated with foot or postural malalignment. These devices function by maintaining the proper relationships between a patient's forefoot, rearfoot, leg and horizontal walking surface. To the Company's knowledge, it has the greatest overall unit volume and revenue in the custom foot orthoses industry. The Company's customers are primarily podiatrists, and also include orthopedists, physical therapists and Orthotic & Prosthetic ("O&P") centers. The Company also makes ankle foot orthoses ("AFO"), boot-like devices which assist individuals afflicted with neurological impairments, foot deformities and injuries to achieve a more natural gait.

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

BACKGROUND
----------

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

         Net sales by product category of the Company as derived from its accounting records are set forth below (dollars in thousands):

                                                   FISCAL YEARS ENDED:
                                 ------------------------------------------------------------
                                  FEB. 29,      FEB. 28,          FEB. 28,          FEB. 28,
         PRODUCT CATEGORY          2000           1999              1998             1997
         ----------------        ------------------------------------------------------------
         Custom Orthoses         $   9,305       $   8,521        $  8,618          $   8,994

         PPT Products                1,303           1,269           1,281              1,085

         Materials and Other           537             517             257                436
                                 ---------       ---------        --------          ---------

         Total                   $  11,145       $  10,307        $ 10,156          $  10,515
                                 =========       =========        ========          =========

         Export and foreign sales constituted approximately 34%, 26% and 26% of revenues for the fiscal years ended February 29, 2000, and February 28, 1999 and February 28, 1998, respectively.

CUSTOM ORTHOTIC DEVICES
-----------------------

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

         During the twelve months ended February 29, 2000, sales of orthotic products totaled $9,305,000, compared to $8,521,000 for the twelve months ended February 28, 1999. Increased revenue resulted from increased unit volume in both the Company's domestic operations and the United Kingdom subsidiary.

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

         Biomechanical orthotic devices can be fabricated with different functional capabilities and from various materials, depending upon the requirements of the patient. The Company has designed orthotic devices to address the needs of particular segments of the market. For example, the general interest in physical fitness has resulted in demand for orthotic devices and it has heightened the awareness of the importance of proper foot function and foot care. To address this segment of the market, the Company manufactures an extensive line of orthotics called Sporthotics(R), designed for the specific needs of runners and other sport-specific athletes, including football, basketball and tennis players. Other specialized products include: Healthflex(R) (designed for the needs of aerobic dance, walking and exercise enthusiasts), DesignLine(R)

(a functional orthotic designed to fit into dress shoes, such as high fashion shoes and loafers which cannot accommodate a full-size orthotic), DressFlex(TM) (a unique proprietary device for use in women's high-heeled shoes), Slimthotics(R) (designed to fit into shoes, such as high heels and ballet slippers), Lyte Fit(R) (ultra-thin and lightweight devices made from LBG's exclusive Superform(R) thermoplastic material), the Golden Series(TM) (designed for the needs of active individuals who are over 50 years of age), Bioflex(R) (devices suitable for younger, more active individuals), BlueLine(TM) (a flexible, durable, accommodative device that provides a moderate level of control), D.S.I.S.(R) (a patented device for the effective treatment of pediatric flat foot), and Diab-A-Thotics(R) (designed to meet the needs of diabetic patients in the growing diabetic population).

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

         While the Company obtains a number of its fabrication materials from single sources, it has not experienced any significant shortages other than occasional backorders. In most cases, any needed materials can usually be obtained from an alternate distributor.

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

PPT(R) PRODUCTS
---------------

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

         Sales of PPT products for the twelve months ended February 29, 2000 were $1,303,000 versus $1,269,000 in the prior fiscal year. The increase is primarily attributable to increased sales in Europe.

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

MATERIALS AND OTHER SALES - (MOS)
---------------------------------

This category includes all other revenue sources for the Company, including Superform(R) and the Pediatric Counter Rotation System ("CRS" (R) ).

Superform(R)

         Superform thermoplastic composite is the Company's proprietary material used for orthotic shell fabrication. Superform is lightweight and has superior impact resistance, making it a suitable material for orthotics that are used by athletes.

CRS(R)

The Company introduced the CRS device in fiscal 1987 for the correction and management of a variety of in-toe and out-toe disorders of infancy. The disorders manifest themselves in an excessive angle, either inward or outward, from that which is normal in the relationship of the foot to the direction of movement. The CRS is designed to replace rigid bars or splints which have traditionally been used (since 1934) and which not only inhibit normal leg movement and are cumbersome and inconvenient, but can also lead to permanent knee and hip damage. Unlike rigid bars or splints, the CRS requires no specific measurement for sizing and may be used with almost any type of children's shoes. Also, unlike other devices, it will allow the infant unrestricted movement of the feet and legs while maintaining the abnormal foot or feet in the corrected position. The CRS is also designed to compensate automatically for the rapid growth of an infant's legs and hips, thus avoiding the possibility of damage to the hips and knees. The potential for permanent knee and hip joint damage is a significant drawback of rigid bar therapy.

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

         Sales for MOS totaled $537,000 during the twelve months ended February 29, 2000 compared to sales of $517,000 in the prior twelve-month period. The increase in revenues resulted principally from an increase in miscellaneous revenues at the Company's United Kingdom operation.

MARKETING
---------

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

RESEARCH AND DEVELOPMENT
------------------------

         As of March 1, 1999, the Company established a Product Development department to explore new applications for existing products and ensure that the Company remains on the cutting edge of orthotic therapy. Costs incurred during the twelve months ended February 29, 2000 were approximately $149,000.

PATENTS AND TRADEMARKS
----------------------

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

GOVERNMENTAL REGULATION
-----------------------

         Rules of the Food and Drug Administration ("FDA") may require the submission of a 510(k) notification of intent to market certain products. Upon submission of a 510(k), the FDA may determine the product to be substantially equivalent to products previously marketed in interstate commerce. Such submissions have been made and determined to be substantially equivalent for the CRS.

EMPLOYEES
---------

         At March 1, l999, the Company had 148 employees, of which 82 were located in Deer Park, New York, 37 in Brea, California, and 29 in Stoke-on-Trent, England. The employees are not represented by a union. During Fiscal 2000, the Stoke-on-Trent facility was a 75% owned subsidiary of the Company. Subsequent to February 29, 2000, the Company acquired the remaining 25% interest in this subsidiary. See Notes to Consolidated Financial Statements.

CONSULTANTS AND FIELD EVALUATION FORCE
--------------------------------------

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

SEASONALITY
-----------

         Revenue derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, has historically been significantly higher in the warmer months of the year.

ITEM 2.  PROPERTIES
------------------

         The Company's executive offices, and its primary manufacturing facilities, are located in Deer Park, New York. The Deer Park facility is leased through July 31, 2005, with a four year extension option, and with monthly lease payments averaging $25,181. The Company also leases space in Brea, California (manufacturing facility) which expires on December 31, 2000, and with aggregate monthly lease payments of $7,576. The Company's United Kingdom subsidiary (see notes to consolidated financial statements) occupied new premises in fiscal 2000. The facility in Stoke-on-Trent, England is leased through August 2004 ,with a five year extension, with quarterly lease payments of $10,500 (at the current exchange rate). The Company believes that its manufacturing facilities are suitable and adequate and provide the productive capacity necessary for its current and reasonably foreseeable future needs. The Company believes that while these manufacturing facilities are being adequately utilized, they could be more fully utilized (e.g. with extended night shift operations) should this become necessary.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

PRICE RANGE OF COMMON STOCK
---------------------------

         The Registrant's common stock, par value $.02 per share ("Common Stock"), is traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol GAIT. The following table sets forth the high and low closing bid prices for the Common Stock for the fiscal years ended February 28, 1999 and February 29, 2000. The NASDAQ quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

TWELVE MONTHS ENDED FEBRUARY 28, 1999          HIGH                 LOW
-------------------------------------          ----               --------
    1st quarter                                1-9/16               1-5/16
    2nd quarter                                1-7/16               1-5/16
    3rd quarter                                 1-3/8               1-1/16
    4th quarter                                 1 7/8                1-1/4

TWELVE MONTHS ENDED FEBRUARY 29, 2000          HIGH                 LOW
-------------------------------------         -------             --------

    1st quarter                                     2                1-1/4
    2nd quarter                               1-13/16                1-3/8
    3rd quarter                                     2                1-5/8
    4th quarter                               1-15/16              1-11/16

         On February 29, 2000, there were approximately 300 holders of record of the Common Stock. However, this figure is exclusive of all owners whose stock is held beneficially or in "street" name. Based on information supplied by various securities dealers, the Company believes that there are in excess of 650 shareholders in total, including holders of record as well as those whose shares are beneficially held.

DIVIDEND HISTORY AND POLICY
---------------------------

         The Registrant has never paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings to finance the expansion and development of its business. Under the Company's current revolving credit facility with a bank, under which there are currently no borrowings, restrictions are applicable to the payment of dividends. In any event, future dividend policy will depend upon the Company's earnings, financial condition, working capital requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                       (In thousands, except per share data.)

                                                                                         Fiscal Year Ended:
                                                       ---------------------------------------------------------------------------

                                                        Feb. 29,        Feb. 28,        Feb. 28,        Feb. 28,       Feb. 29,
                                                          2000            1999            1998            1997           1996
                                                       ------------    ------------   -------------   -------------   ------------
Consolidated Statement of Operations:

   Net sales                                               $11,145         $10,307        $ 10,156        $ 10,515        $10,113

   Income (loss) before non-recurring charges
      and income taxes                                        (337)            329             370             331            113
   Non-recurring changes:
   Discontinuance of CAD-CAM project                             -               -               -               -           (499)
   Lab closings, write down of selected assets
      and legal fees                                             -               -               -               -            (49)

   Income (loss) before income taxes                          (337)            329             370             331           (435)

   Provision for (benefit from) income taxes                    (2)             25               5              28             (2)

   Net income (loss)                                          (335)            304             365             303           (433)

   Earnings per share:
   Income (loss) before non-recurring charges
     and income taxes                                        (0.13)           0.12            0.14            0.12           0.04
   Non-recurring changes:
   Discontinuance of CAD-CAM project                             -               -               -               -          (0.19)
   Lab closings, write down of selected assets
      and legal fees                                             -               -               -               -          (0.02)

   Net income (loss) per common share:
        Basic                                                (0.13)           0.12            0.14            0.12          (0.17)
        Diluted                                              (0.13)           0.12            0.14            0.11          (0.17)
Weighted average number of common shares:
        Basic                                                2,571           2,584           2,585           2,583          2,568
        Diluted                                              2,571           2,607           2,658           2,666          2,568

Cash dividends per share                                         -               -               -               -              -

Consolidated Balance Sheets:                            Feb. 29,        Feb. 28,        Feb. 28,        Feb. 28,       Feb. 29,
                                                          2000            1999            1998            1997           1996
                                                       ------------    ------------   -------------   -------------   ------------
   Working Capital                                           1,715           2,423           2,090           2,050          1,576

   Total Assets                                              4,738           5,125           4,848           4,445          4,035

   Long-term Liabilities
     (excluding current maturities)                            277             305             375             444            430

   Stockholders' Equity                                      2,536           2,934           2,663           2,291          1,978

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

STATEMENTS OF OPERATIONS:
-------------------------

         The Company's net sales of $11,145,000 for the twelve months ended February 29, 2000 were 8.1 percent above net sales of $10,307,000 for the twelve months ended February 28, 1999. Net sales in fiscal 1999 were 1.5 percent above net sales of $10,156,000 for the twelve months ended February 28, 1998.

         Sales of orthotic products, which accounted for 84 percent of the Company's fiscal 2000 sales, increased by approximately $784,000 or 9.2 percent to approximately $9,305,000 in the most recent twelve-month period. The increased sales of orthotci products is principally due to increased unit volume resulting from increased marketing activities in both the Company's domestic operations as well as its United Kingdom operations. Sales of orthotic products in fiscal 1999 decreased by $97,000 or 1.1 percent to $8,521,000 from fiscal 1998. Decreased revenue resulted from decreased unit volume in the Company's United Kingdom subsidiary. The United Kingdom's volume decline in custom orthotics was largely offset by a volume increase in the Company's North America operations.

         Sales of PPT (the Company's soft tissue supplement material) for the recent twelve months were $1,303,000, which increased by $34,000 or 2.7 percent from sales in the prior fiscal year. For the year ended February 28, 1999, sales were $1,269,000, representing a .9 percent decrease of $12,000 from the prior year. The decrease in PPT sales over the prior fiscal year was due to supply chain problems that resulted in cancelled orders from larger direct accounts and distributors.

         Sales of material and other revenues increased by 3.9 percent to approximately $537,000 for the most recent twelve-month period. This increase is principally due to an increase in miscellaneous revenues at the Company's United Kingdom operation. For the year ended February 28, 1999, sales of materials and other revenues increased approximately $260,000 to $517,000 from sales in the prior fiscal year. This increase in revenues resulted from the use of Superform in non-Company products sold throughout the United Kingdom and sold to distributors.

         Gross profit (net sales less cost of sales) as a percentage of sales decreased from 36.4 percent for the twelve months ended February 28, 1999 to
35.5 percent for the recent twelve-month period. The decrease in the gross profit percentage was primarily the result of increased overhead costs and production inefficiencies. Subsequent to February 29, 2000, management implemented a new productivity incentive plan to increase production efficiency and tightened controls over overhead spending. Gross profit as a percentage of sales decreased from 40.0 percent for the twelve months ended February 28, 1998 to 36.4 percent for the year-end February 28, 1999. The decreased gross profit percentage largely resulted from increased labor and freight costs associated with unusual customer support efforts that revolved around operational issues caused by the installation of a new company-wide computer system. Increased material costs also accounted for some of the decrease in gross margin.

         For the current fiscal year, selling expenses increased by $308,000 (or
22.0 percent), and general and administrative expenses increased by $214,000 (or
9.5 percent), compared to the prior twelve-month period. The increase in selling expenses is primarily due to increased salary and travel expenses and increased commissions associated with the increased sales and increased promotional activities focused on increasing market share and future sales. The increase in general and administrative expenses is principally due to increased professional fees and travel expenses. For the twelve-month period ended February 28, 1999, selling expenses decreased by $97,000, and general and administrative expenses decreased by $3,000, compared to the prior twelve-month period. The decrease in selling expenses was driven by reductions in salaries, direct mail and advertising. The decrease in general and administrative expenses was due to net reductions in salaries and fringe benefits.

         As of March 1, 1999, the Company established a Product Development department to explore new applications for existing products and ensure that the Company remains on the cutting edge of orthotic therapy. Costs incurred during the twelve months ended February 29, 2000 were $149,000. The Company incurred no research and development expenses in fiscal 1999 or 1998.

         Interest income for the recent twelve-month period of $31,000 decreased $13,000 from the prior twelve-month period. The decrease is principally due to the reduction in cash balances from the prior year. Interest income of $44,000 for fiscal 1999 was below fiscal 1998 by $9,000 due to a reduction in interest charged on past due receivables.

         Other income for fiscal year 2000 was $(11,000) as compared to $208,000 in the prior fiscal year. The significant decrease is due to an insurance claim settlement received in 1999 for a fire at the main production facility several years ago. For the twelve months ended February 28, 1998, other income was $13,000.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital as of February 29, 2000 decreased $691,000 to $1,715,000 from $2,406,000 at February 28, 1999 and cash balances at February 29, 2000 of $918,000 were $782,000 below the prior year-end balance of $1,700,000. During the past year, the Company made significant investments in the long-term assets necessary to grow the business. Fixed asset additions were approximately $577,000 for the year and included the construction of a new leased facility at the Company's subsidiary in the United Kingdom, a new telecommunications system at the Company's Deer Park headquarters, a CNC router and various other pieces of production machinery and equipment. Management anticipates that it will invest in additional fixed assets in fiscal 2002 with additions concentrated on process improvement and automation. Additionally, the Company purchased approximately $97,000 of its common stock in the open market. The Company's net loss in fiscal 2000 also contributed to the reduction in working capital and cash.

         The Company has a one year agreement for a revolving credit facility of $1,500,000, which expires November 30, 2000. The facility provides borrowings at an interest rate of prime plus 1/2 percent, from a bank, but to date the Company has not found it necessary to use this credit line. The agreement contains, among other items, restrictions relating to incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company. The Company also has a $500,000 equipment credit line with a bank to finance the long-term capital equipment needed to grow the Company's business. In December 1999, the Company borrowed $115,000 on this line to finance the acquisition of certain machinery and equipment. The loan bears interest at 9.5% per annum and requires 48 monthly payments of $2,396. At February 29, 2000, $110,000 was outstanding under this line.

         Repurchases of the Company's common stock are contemplated to be made from time to time in the open market at prevailing prices and may be made in privately negotiated transactions, subject to available resources. The Company may also finance acquisitions of other companies or product lines in the future from existing cash balances and its revolving credit facility, from borrowings from institutional lenders, and/or the public or private offerings of debt or equity securities. The Company has never borrowed on the revolving credit facility and management believes that its existing cash balances, funds generated from operations and the revolver will be adequate to meet cash needs

SEASONALITY
-----------

         Revenue derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, has historically been significantly higher in the warmer months of the year.

INFLATION
---------

         The Company has in the past been able to increase the prices of its products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, and anticipates that it will be able to continue to do so in the future.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD
-----------------------------------------------------------------

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires that derivative instruments be measured at fair value and recognized as assets or liabilities in the Company's balance sheet. SFAS No.133( as amended by SFAS No.
137) is effective for all quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Begins on the next page.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
           FEBRUARY 29, 2000, FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

                                                                                                        PAGE
                                                                                                        ----
Independent Auditors' Report                                                                             15

Consolidated Financial Statements:

   Consolidated Balance Sheets as of February 29, 2000 and February 28, 1999                             16

   Consolidated Statements of Operations for the years ended February 29, 2000,
      February 28,1999 and February 28,1998                                                              17

   Consolidated Statements of Stockholders' Equity for the years ended
      February 29, 2000, February 28, 1999 and February 28, 1998                                         18

   Consolidated Statements of Cash Flows for the years ended
      February 29, 2000, February 28, 1999 and February 28, l998                                         19

Notes to Consolidated Financial Statements                                                             20 - 29


Consolidated Financial Statement Schedule II -
   Valuation and Qualifying Accounts for the years ended
   February 29, 2000, February 28, 1999 and February 28, 1998                                            30


All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of The Langer Biomechanics Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Langer Biomechanics Group, Inc. and subsidiaries (the "Company") as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the consolidated financial statement schedule listed in the foregoing index for the three years in the period ended February 29, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2000 and February 28, 1999, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Jericho, New York
May 3, 2000


                                                             THE LANGER BIOMECHANICS GROUP, INC.
                                                                     AND SUBSIDIARIES
                                                                 CONSOLIDATED BALANCE SHEETS
                                                           FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                              2000                         1999
                                                              ----                         ----
Assets
Current assets:
   Cash and cash equivalents                                   $ 918,115                  $ 1,700,156
   Accounts receivables, net of allowance for
   doubtful accounts of approximately
   $63,000 in 2000 and $36,000 in 1999                         1,316,530                    1,396,878
   Inventories, net (Note 2)                                   1,189,384                    1,034,001
   Prepaid expenses and other current receivables                215,580                      160,723
                                                        -----------------             ----------------
        Total current assets                                   3,639,609                    4,291,758
   Property and equipment, net (Note 3)                          945,270                      673,152
   Other Assets (Note 7)                                         153,312                      159,670
                                                        -----------------             ----------------
     Total Assets (Note 11)                                  $ 4,738,191                  $ 5,124,580
                                                        =================             ================

Liabilities and Stockholders' Equity
Current liabilities:

   Accounts payable                                            $ 580,057                    $ 700,590
   Accrued liabilities:
     Accrued payroll and related payroll taxes                   303,452                      285,540
     Other current liabilities (Note 4)                          592,473                      542,250
   Current portion of long-term debt (Note 11)                    28,750                            -
   Unearned revenue (Note 1)                                     420,221                      356,887
                                                        -----------------             ----------------
     Total current liabilities                                 1,924,953                    1,885,267
                                                                                                    -
   Accrued pension expense (Note 7)                               82,910                      195,254
   Unearned revenue (Note 1)                                     104,380                      104,420
   Long-term debt (Note 11)                                       81,458
   Deferred income taxes (Note 5)                                  8,167                        5,288
                                                        -----------------             ----------------
        Total liabilities                                      2,201,868                    2,190,229
                                                        -----------------             ----------------
Commitments and Contingencies (Note 6)
Stockholders' equity (Note 8):
   Common stock, $.02 par value. Authorized
     10,000,000 shares; issued 2,640,281
     shares in 2000 and 2,598,281 shares in 1999                  52,806                       51,966
   Additional paid-in capital                                  6,325,880                    6,291,564
   Accumulated deficit                                        (3,405,904)                  (3,070,630)
   Accumulated other comprehensive loss (Note 7)                (300,266)                    (299,199)
                                                        -----------------             ----------------
                                                               2,672,516                    2,973,701
   Less treasury stock at cost, 81,500 shares in 2000
            and 25,000 in 1999                                  (136,193)                     (39,350)
                                                        -----------------             ----------------
        Total stockholders' equity                             2,536,323                    2,934,351
                                                        -----------------             ----------------
Total Liabilities and Stockholders' Equity                   $ 4,738,191                  $ 5,124,580
                                                        =================             ================



See accompanying notes to consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

                                                                    2000               1999               1998
                                                             --------------     --------------    --------------
Net sales (Note 9)                                           $   11,145,054     $   10,307,114    $   10,156,085
Cost of sales                                                     7,186,446          6,557,200         6,095,412
                                                             --------------     --------------    --------------
    Gross profit                                                  3,958,608          3,749,914         4,060,673

Selling expenses                                                  1,706,879          1,399,339         1,496,148
Research and development expenses                                   148,710                  -                 -
General and administrative expenses                               2,459,079          2,245,467         2,248,365
                                                             --------------     --------------    --------------
Operating profit (loss)                                            (356,060)           105,108           316,160
                                                             --------------     --------------    --------------
Other income (expense):
    Interest income                                                  31,032             43,958            52,592
    Interest expense                                                 (6,711)           (11,303)          (11,980)
    Minority interest                                                 5,240            (16,030)                -
    Other (Note 9)                                                  (10,499)           208,070            13,453
                                                             --------------     --------------    --------------

Other income, net                                                    19,062            224,695            54,065
                                                             --------------     --------------    --------------

Income (loss) before income taxes                                  (336,998)           329,803           370,225
(Benefit from) provision for income taxes (Note 5)                   (1,724)            25,313             4,943
                                                             ---------------    --------------    --------------
    Net income (loss)                                        $     (335,274)    $      304,490    $      365,282
                                                             ===============    ==============    ==============

Weighted average number of common shares used in computation of net income
    (loss) per share:
       Basic                                                      2,571,004          2,584,336         2,584,780
       Diluted                                                    2,571,004          2,607,285         2,658,378

Net income per common share:
       Basic                                                 $       (0.13)     $         0.12    $         0.14
                                                             ==============     ==============    ==============
       Diluted                                               $       (0.13)     $         0.12    $         0.14
                                                             ==============     ==============    ==============

See accompanying notes to consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
         EQUITY FOR THE YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999
                             AND FEBRUARY 28, 1998

                                                                                          Accumulated Other
                                                                                         Comprehensive Income
                                 Common Stock                                                   (Loss)
                              --------------------                                      -----------------------
                                                               Additional                Foreign     Minimum
                                                   Treasury     Paid-in    Accumulated   Currency    Pension
                               Shares     Amount     Stock      Capital      Deficit    Translation Liability
---------------------------   ---------- --------- ----------- ----------- ------------ ----------- -----------
Balance at March 1, 1997       2,584,281   $51,686              $6,276,782  ($3,740,402)   ($48,509)  ($248,248)
Comprehensive income:
   Net income for 1998                                                          365,282
   Foreign currency
      adjustment                                                                             (1,062)
   Minimum pension liability
      adjustment                                                                                          6,420


Total comprehensive income

Exercise of stock options          1,000        20                     761
---------------------------   ---------- --------- ----------- ----------- ------------ ----------- -----------
Balance at February 28, 1998   2,585,281    51,706               6,277,543   (3,375,120)    (49,571)   (241,828)
Comprehensive income:
   Net income for 1999                                                          304,490
   Foreign currency
      adjustment                                                                              2,676
   Minimum pension liability
      adjustment                                                                                        (10,476)

Total comprehensive income

Treasury stock acquired                               ($39,350)

Issuance of stock                 12,000       240                  13,260

Exercise of stock options          1,000        20                     761
---------------------------   ---------- --------- ----------- ----------- ------------ ----------- -----------
Balance at February 28, 1999   2,598,281    51,966     (39,350)  6,291,564   (3,070,630)    (46,895)   (252,304)
Comprehensive income:
   Net loss for 2000                                                          (335,274)
   Foreign currency
      adjustment                                                                               (612)
   Minimum pension
      liability adjustment                                                                                 (455)

Total comprehensive income

Treasury stock acquired                                (96,843)

Exercise of stock options         42,000       840                  34,316
---------------------------   ---------- --------- ----------- ----------- ------------ ----------- -----------
Balance at February 29, 2000   2,640,281  $ 52,806   ($136,193) $6,325,880  ($3,405,904)   ($47,507)  ($252,759)
===========================   ========== ========= =========== =========== ============ =========== ===========



                                                  Total
                              Comprehensive   Stockholders'
                                  Income         Equity
---------------------------   --------------- ------------
Balance at March 1, 1997                        $2,291,309
Comprehensive income:
   Net income for 1998               $365,282
   Foreign currency
      adjustment                       (1,062)
   Minimum pension liability
      adjustment                        6,420
                              ---------------

Total comprehensive income           $370,640      370,640
                                     ========
Exercise of stock options                              781
---------------------------                   ------------
Balance at February 28, 1998                     2,662,730
Comprehensive income:
   Net income for 1999               $304,490
   Foreign currency
      adjustment                        2,676
   Minimum pension liability
      adjustment                      (10,476)
                              ---------------
Total comprehensive income           $296,690      296,690
                                     ========
Treasury stock acquired                            (39,350)

Issuance of stock                                   13,500

Exercise of stock options                              781
---------------------------                   ------------

Balance at February 28, 1999                     2,934,351
Comprehensive income:
   Net loss for 2000               $(335,274)
   Foreign currency
      adjustment                         (612)
   Minimum pension
      liability adjustment               (455)
                              ---------------
Total comprehensive income          ($336,341)    (336,341)
                              ===============
Treasury stock acquired                            (96,843)

Exercise of stock options                           35,156
---------------------------                   ------------
Balance at February 29, 2000                    $2,536,323
===========================   =============== ============


See accompanying notes to consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

                                                                              2000                 1999                1998
                                                                              ----                 ----                ----
   Cash Flows From Operating Activities:

   Net income (loss)                                                       $ (335,274)           $ 304,490           $ 365,282

   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Deferred foreign tax provision (benefit)                                  3,028                 (135)                 47
      Depreciation and amortization                                           301,469              213,536             207,233
      Provision for doubtful accounts receivable                               31,167               59,788              17,525

   Changes in operating assets and liabilities:
      Accounts receivable                                                      44,089              (91,260)             52,540
      Inventories                                                            (158,572)               9,294            (118,199)
      Prepaid expenses and other assets                                       (48,806)             152,831             (30,219)
      Accounts payable and accrued liabilities                                (43,490)             102,290             101,891
      Net pension liability                                                  (112,344)             (28,041)            (52,495)
      Unearned revenue                                                         65,195              (79,468)             (2,154)
                                                                       ---------------      ---------------     ---------------

   Net cash (used in) provided by operating activites                        (253,538)             643,325             541,451
                                                                       ---------------      ---------------     ---------------

   Cash Flows From Investing Activities -

      Capital expenditures                                                   (577,024)            (107,146)           (478,474)
                                                                       ---------------      ---------------     ---------------

         Net cash used in investing activities                               (577,024)            (107,146)           (478,474)
                                                                       ---------------      ---------------     ---------------

   Cash Flows From Financing Activities:

      Common stock options exercised                                           35,156                  781                 781
      Issuance of common stock                                                      -               13,500                   -
      Treasury stock acquired                                                 (96,843)             (39,350)                  -
      Proceeds from issuance of long-term debt                                115,000
      Payments on long-term debt                                               (4,792)
      Principal payments of note payable                                            -                    -                (301)
                                                                       ---------------      ---------------     ---------------

         Net cash provided by (used in) financing activites                    48,521              (25,069)                480
                                                                       ---------------      ---------------     ---------------

   Net (decrease) increase  in cash and cash equivalents                     (782,041)             511,110              63,457
   Cash and cash equivalents at beginning of year                           1,700,156            1,189,046           1,125,589
                                                                       ---------------      ---------------     ---------------

   Cash and cash equivalents at end of year                                 $ 918,115          $ 1,700,156         $ 1,189,046
                                                                       ===============      ===============     ===============

   Supplemental Disclosures of Cash Flow Information-
         Cash paid during the year for:
            Interest                                                          $ 6,711             $ 11,303            $ 11,980
                                                                       ===============      ===============     ===============

            Income taxes                                                      $ 8,500              $ 5,600             $ 1,500
                                                                       ===============      ===============     ===============

   See accompanying notes to consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         (a)      PRINCIPLES OF CONSOLIDATION
                  ---------------------------

                  The accompanying consolidated financial statements include the accounts of The Langer Biomechanics Group, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

         (b)      REVENUE RECOGNITION
                  -------------------

                  Revenue from the sale of the Company's products is recognized at shipment. Revenues derived from extended warranty contracts relating to sales of orthotics are recorded as deferred revenue and recognized over the lives of the contracts (24 months) on a straight-line basis.

         (c)      CASH EQUIVALENTS
                  ----------------

                  For purposes of the statement of cash flows, the Company considers all short-term, highly liquid investments purchased with a maturity of three months or less to be cash equivalents (money market funds and short-term commercial paper).

         (d)      INVENTORIES
                  -----------

                  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         (e)      PROPERTY AND EQUIPMENT
                  ----------------------

                  Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method. The lives on which depreciation and amortization are computed are as follows:

                  Leasehold improvements             Lesser of 5 years or life of lease
                  Machinery and equipment            5 - 10 years
                  Office equipment                   4 - 10 years
                  Automobiles                        3 - 5 years

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

         (f)      INCOME TAXES
                  ------------

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

         (g)     NET INCOME (LOSS) PER SHARE
                 ---------------------------

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

         (h)      FOREIGN CURRENCY TRANSLATION
                  ----------------------------

                  Assets and liabilities of the foreign subsidiary have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of accumulated other comprehensive loss.

         (i)      RECLASSIFICATIONS
                  -----------------

                  Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

         (j)      USE OF ESTIMATES
                  ----------------

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

         (k)      FAIR VALUE OF FINANCIAL INSTRUMENTS
                  -----------------------------------

                  At February 29, 2000 and February 28, 1999, the carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity. The carrying value of long-term debt at February 29, 2000 also approximated fair value based on borrowing rates currently available to the Company for debt with similar terms.

         (l)      INTERNAL USE SOFTWARE
                  ---------------------

                  In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes internal-use software costs upon the completion of the preliminary project stage and ceases capitalization when the software project is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, but in no event more than four years.

         (m)      RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS
                  -----------------------------------------------------------
                  BOARD
                  -----

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires that derivative instruments be measured at fair value and recognized as assets or liabilities in the Company's balance sheet. SFAS No. 133 (as amended by SFAS No.
                  137) is effective for all quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements.

(2)      INVENTORIES
         -----------

         Inventories consist of the following at February 29, 2000 and February 28, 1999:

                                                                           2000             1999
                                                                     -------------    -------------
              Raw materials                                          $     762,282    $     744,874
              Work-in-process                                               88,359           84,448
              Finished goods                                               394,473          272,206
                                                                     --------------   -------------
              Total inventories                                          1,245,114        1,101,528
              Less allowance for obsolescence                               55,730           67,527
                                                                     -------------    -------------
              Net inventories                                        $   1,189,384    $   1,034,001
                                                                     =============    =============

(3)      PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment, at cost, is comprised of the following at February 29, 2000 and February 28, 1999:

                                                                          2000             1999
                                                                     -------------    -------------
              Leasehold improvements                                 $     592,570    $     464,189
              Machinery and equipment                                      949,091          851,781
              Office equipment                                           2,168,645        1,897,086
              Automobiles                                                   34,712           34,838
                                                                     -------------    -------------
                                                                         3,745,018        3,247,894

              Less accumulated depreciation and amortization             2,799,748        2,574,742
                                                                     -------------    -------------
              Property and equipment, net                            $     945,270    $     673,152
                                                                     =============    =============

(4)      OTHER CURRENT LIABILITIES
         -------------------------

         Other current liabilities consist of the following at February 29, 2000 and February 28, 1999:

                                                                           2000             1999
                                                                     -------------    -------------
              Sales credits payable                                  $     104,134    $     110,175
              Accrued professional fees                                     83,081           77,785
              Management bonuses                                            25,000           34,000
              Health insurance                                              60,000           59,251
              Warranty reserve                                              46,797           46,797
              Accrued severance                                             29,106                -
              Corporate tax                                                 32,323           18,185
              Accrued commissions                                           29,907           19,499
              Other accrued liabilities                                    182,125          176,558
                                                                     -------------    -------------
              Total other accrued liabilities                        $     592,473    $     542,250
                                                                     =============    =============

(5)      INCOME TAXES
         ------------

         The provision for (benefit from) income taxes is comprised of the following for the years ended February 29, 2000, February 28, 1999 and February 28, 1998:

                                                                 2000              1999             1998
                                                              ----------        ---------        ----------
         Current:
              Federal                                         $    1,500        $  (2,500)       $      502
              State                                               (7,200)           9,000             4,439
              Foreign                                                948           18,948               (45)
                                                              ----------        ---------        -----------
                                                                  (4,752)          25,448             4,896
         Deferred -  Foreign                                       3,028             (135)               47
                                                              ----------        ----------       ----------
                                                              $   (1,724)       $  25,313        $    4,943
                                                              ===========       =========        ==========

         As of February 29, 2000, the Company has net Federal tax operating loss carryforwards of approximately $3,089,000, which may be applied against future taxable income and expire from 2001 through 2012. The Company also has available tax credit carryforwards of approximately $141,000.

         The following is a summary of deferred tax assets and liabilities as of February 29, 2000 and February 28, 1999:

                                                                   2000              1999
                                                              -------------     -------------
         Current deferred tax assets                          $     148,458     $     199,443
                                                              -------------     -------------
         Non-current:
         Deferred tax assets                                      1,094,201           909,343
         Deferred tax liability                                      (8,167)           (5,288)
                                                              -------------     --------------
         Non-current deferred tax assets, net                     1,086,034           904,055
                                                              -------------     -------------
         Total deferred tax assets, net                           1,234,492         1,103,498
         Valuation allowance                                     (1,242,659)       (1,108,786)
                                                              -------------     -------------
         Net                                                  $      (8,167)    $      (5,288)
                                                              =============     ==============



         The current deferred tax assets are primarily composed of deferred revenue, inventory and accounts receivable reserves, accrued pension and accrued vacation. The non-current deferred tax assets are primarily composed of deferred revenue and Federal net operating loss carryforwards. The non-current deferred tax liability is primarily composed of excess tax depreciation over book depreciation. The increase in the valuation allowance during fiscal 2000 resulted from the creation of additional net operating loss carryforwards not recognized for financial statement purposes.

         The Company's effective provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:







                                                   FEBRUARY 29,             FEBRUARY 28,               FEBRUARY 28,
                                                       2000                    1999                       1998
                                            -------------------------- ----------------------  ---------------------------
                                                AMOUNT         %          AMOUNT         %          AMOUNT          %
                                                ------        ---         ------        ---         ------         ---
      Provision at Federal
        statutory rate                      $  (114,579)     (34.0)%   $  112,133       34.0%     $ 125,877       34.0%
      Increase (decrease) in taxes
        resulting from:
          State income taxes, net of
          Federal benefit                        (4,752)      (1.4)         9,000        2.7          4,439        1.2

      Foreign taxes                               7,969        2.3         18,813        5.7              2          -

      (Use) creation of net operating
        loss carryforwards                      109,638       32.6       (114,633)     (34.7)      (125,375)     (33.9)
                                            -----------     ------      ---------     ------      ---------     ------
      Effective tax rate                    $    (1,724)      (0.5)%   $   25,313        7.7%     $   4,943        1.3%
                                            ============    =======    ==========     ======      =========     ======

(6)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         (a)      LEASES
                  ------

                  Certain of the Company's facilities and equipment are leased under noncancellable lease agreements and certain operating leases contain minimum annual escalations in base rent. Rental expense amounted to $449,754, $430,345 and $445,088 for the years ended February 29, 2000, February 28, 1999 and February 28, 1998, respectively.

                  The following is a schedule, by fiscal year, of future minimum rental payments required under operating leases as of February 29, 2000:

        FISCAL YEAR ENDING FEBRUARY:              AMOUNT
                   2001                       $     376,441
                   2002                             371,874
                   2003                             363,150
                   2004                             322,633
                   2005                             213,717
                                              -------------
                   Total                      $   1,647,815
                                              =============

         (b)      ROYALTIES
                  ---------

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

                  Royalties under the above-mentioned agreements aggregated $34,285, $34,095 and $34,157 for the years ended February 29, 2000, February 28, 1999 and February 28, 1998, respectively.

(7)      PENSION PLAN AND 401(K) PLAN
         ----------------------------

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

         The following table sets forth the Company's defined benefit plan status at February 29, 2000 and February 28, 1999, determined by the plan's actuary in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions", as amended by SFAS No. 132:

         The following tables set forth the plan's benefit obligation and funded status for the years ended February 29, 2000 and February 28, 1999:

                                                                                      2000             1999
                                                                                -------------    -------------
         Projected benefit obligation                                           $    (438,900)   $    (413,708)
         Plan assets at fair market value (primarily bond mutual funds)               355,990          257,244
                                                                                -------------    -------------

         Projected benefit obligation in excess of plan assets                        (82,910)        (156,464)

         Unrecognized transition liability                                            143,484          151,275
         Unrecognized net loss                                                        252,759          252,304
         Minimum additional liability                                                (396,243)        (403,579)
                                                                                -------------    -------------

         Accrued pension cost                                                   $     (82,910)   $    (156,464)
                                                                                =============    =============

         Change in projected benefit obligation:
         Projected benefit obligation, beginning of year                        $    (413,708)   $    (404,730)
         Interest cost                                                                (31,028)         (30,355)
         Benefits paid                                                                  7,627           27,514
         Actuarial loss                                                                (1,791)          (6,137)
                                                                                -------------    -------------

         Projected benefit obligation, end of year                              $    (438,900)   $    (413,708)
                                                                                =============    =============

         Change in plan assets:
         Fair value of plan assets, beginning of year                           $     257,244    $     184,121
         Actual return on plan assets                                                   3,480            9,462
         Employer contribution                                                        102,893           91,175
         Benefits paid                                                                 (7,627)         (27,514)
                                                                                --------------   -------------

         Fair value of plan assets, end of year                                 $     355,990    $     257,244
                                                                                =============    =============

         Net periodic pension expense is comprised of the following components for the years ended February 29, 2000, February 28, 1999 and February 28, 1998:

                                                                        2000              1999             1998
                                                                  --------------    -------------    --------------
         Interest cost on projected benefit obligations           $       31,028    $      30,355    $       27,409
         Expected return on plan assets                                  (22,866)         (17,595)          (12,713)
         Amortization of unrecognized transition liability                 7,791            7,791             7,791
         Recognized actuarial loss                                        12,680           11,834            11,868
                                                                  --------------    -------------    --------------

         Net periodic pension expense                             $       28,633    $      32,385    $       34,355
                                                                  ==============    =============    ==============

         The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% at February 29, 2000 and February 28, 1999. The rate of return on plan assets was assumed to be 7.50% at February 29, 2000 and February 28, 1999. No assumed increase in compensation levels was used since future benefit accruals have ceased (as discussed above). The unrecognized transition liability and unrecognized net loss are being amortized over 30.4 and 20.4 years, respectively.

         In fiscal 2000 and l999, as required by Statement of Financial Accounting Standards No. 87, the Company recorded a pension liability ($82,910 and $156,464, respectively, included in "Accrued pension expense") to reflect the excess of accumulated benefits over the fair value of pension plan assets. Since the required additional pension liability is in excess of the related unrecognized prior service cost (unrecognized transition liability), an amount equal to the unrecognized prior service cost has been recognized as an intangible asset ($143,484 and $151,275 included in "Other assets" as of February 29, 2000 and February 28, 1999, respectively). The remaining liability required to be recognized is reported as a separate component of stockholders' equity.

         The Company has a defined contribution retirement and savings plan (the "401(k) Plan") designed to qualify under Section 401(k) of the Internal Revenue Code (the "Code"). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l(k) Plan are invested in stock, bond and money market mutual funds. For the years ended
         February 29, 2000, February 28, 1999 and February 28, 1998, the
         Company made contributions totaling $32,447, $27,387 and $31,477, respectively, to the 401(k) Plan.

(8)      STOCK OPTIONS
         -------------

         On July 27, 1992, the Company adopted a qualified stock option plan for employees, officers, directors, consultants and advisors of the Company covering 125,000 shares of common stock. On January 4, 1995, the Board of Directors increased the number of shares authorized to be issued under the plan to 350,000 shares, which amendment was approved by stockholders at the September 13, 1995 stockholders' meeting. On January 21, 1999, the Board of Directors further increased the number of shares authorized to be issued under the plan to 550,000 shares, which amendment was approved by stockholders at the September 15, 1999 stockholders' meeting. Options granted under the plan are exercisable for a period of either five or ten years at an exercise price at least equal to 100 percent of the fair market value of the Company's common stock at date of grant. Options become exercisable under various cumulative increments over the next nine years. The Board of Directors has the discretion as to the persons to be granted options as well as the number of shares and terms of the option agreements. The expiration date of the plan is July 26, 2002.

         The Company has also granted non-incentive stock options. These options are generally exercisable for a period of five or ten years and are issued at a price equal to or higher than the fair market value of the Company's common stock at the date of grant. At February 29, 2000, 186,000 non-incentive and 185,000 incentive stock options were outstanding.

         The following is a summary of activity related to the Company's incentive and non-incentive stock options:

                                                                                   EXERCISE       WEIGHTED AVERAGE
                                                              NUMBER OF           PRICE RANGE      EXERCISE PRICE
                                                               SHARES              PER SHARE          PER SHARE
                                                               ------              ---------          ---------
         Outstanding at February 28, 1997                       209,250          $ .56 - $2.19          $1.25
              Granted                                            43,000           1.63 -  1.88           1.81
              Exercised                                          (1,000)                   .78            .78
                                                             ----------          -------------       --------

         Outstanding at February 28, 1998                       251,250            .56 -  2.19           1.35
              Granted                                           175,000                   1.13           1.13
              Exercised                                          (1,000)                   .78            .78
              Cancelled                                         (50,000)                   .75            .75
                                                             ----------          -------------       --------

         Outstanding at February 28, 1999                       375,250             .56 - 2.19           1.36
              Granted                                           105,000            1.5  - 2.00           1.66
              Exercised                                         (42,000)            .78 -  .88            .84
              Cancelled                                         (67,250)            .56 - 2.19           1.64
                                                             ----------          -------------       --------
         Outstanding at February 29, 2000                       371,000           $1.13 -$2.19       $   1.36
                                                             ==========          =============       ========

         At February 29, 2000, 202,000 options were exercisable, 169,000 options were unexercisable and 101,500 options were available for issuance. The options outstanding at February 29, 2000 had remaining lives of between less than one year and more than nine years, with a weighted average life of 7.02 years. At February 29, 2000, there were 472,500 shares of common stock reserved for issuance under the Company's stock option plan.

ADDITIONAL STOCK PLAN INFORMATION
---------------------------------

         The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

         SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1997. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility of 38.1%, 39.08% and 42.82%, and risk free interest rates of 5.9 %, 5.4% and 7.5% in fiscal 2000, 1999 and 1998, respectively, and no dividends during the expected term. The Company's calculations are on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the award had been amortized to expense over the vesting period of the awards, the pro forma net income and net income per share for the years ended February 29, 2000, February 28, 1999 and February 28, 1998 would have been net income (loss) of $(346,973), or $(.13) per share, $170,020, or $.07 per share, and $311,532, or $.12 per share, respectively, on both a primary and fully diluted basis.

(9)      EXPORT SALES AND OTHER INCOME
         -----------------------------

         The Company had export sales from its United States operations of approximately 22 , 15 and 16 percent of net sales for each of the years ended February 29, 2000, February 28, 1999 and February 28, 1998, respectively.

         Included in Other Income for the year ended February 28, 1999 is $150,000 related to the settlement of an insurance claim.

(10)     SEGMENT INFORMATION
         -------------------

         The Company operates in two segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the years ended February 29, 2000, February 28, 1999 and February 28, 1998 are summarized as follows:

                                                                  NORTH             UNITED        CONSOLIDATED
                               2000                              AMERICA           KINGDOM            TOTAL
        -----------------------------------------------------------------------------------------------------------
        Net sales from external customers                     $   9,598,346    $  1,546,708     $  11,145,054
        Intersegment net sales                                      237,439               -           237,439
        Gross margins                                             3,353,581         605,027         3,958,608
        Operating (loss) profit                                    (451,267)         95,207          (356,060)
        Depreciation and amortization                               267,994          33,475           301,469
        Total assets                                              4,027,369         710,822         4,738,191
        Capital expenditures                                        395,075         181,949           577,024
        -----------------------------------------------------------------------------------------------------------
                               1999
        -----------------------------------------------------------------------------------------------------------
        Net sales from external customers                     $   8,948,500   $   1,358,814     $  10,307,114
        Intersegment net sales                                      176,277               -           176,277
        Gross margins                                             3,207,393         542,521         3,749,914
        Operating (loss) profit                                     (68,615)        173,723           105,108
        Depreciation and amortization                               196,509          17,027           213,536
        Total assets                                              4,633,039         491,541         5,124,580


        Capital expenditures                                        100,351           6,795           107,146
        -----------------------------------------------------------------------------------------------------------
                               1998
        -----------------------------------------------------------------------------------------------------------
        Net sales from external customers                     $   9,024,360   $   1,131,725     $  10,156,085
        Intersegment net sales                                      142,814               -           142,814
        Gross margins                                             3,648,092         412,581         4,060,673
        Operating profit                                            240,644          75,516           316,160
        Depreciation and amortization                               182,191          25,042           207,233
        Total assets                                              4,392,538         455,298         4,847,836
        Capital expenditures                                        435,716          42,758           478,474
        -----------------------------------------------------------------------------------------------------------


(11)     CREDIT FACILITIES
         -----------------

         The Company has a revolving credit facility with a bank. The agreement, which expires November 30, 2000, provides for a revolving credit line not to exceed $1,500,000. Interest on the outstanding balance is payable at prime (8.75 percent at February 29, 2000) plus 1/2 percent per annum. The agreement contains, among other items, restrictions relating to the incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company. At February 29, 2000 and February 28, 1999, there were no borrowings outstanding under this credit facility.

         In December 1999, the Company borrowed $115,000 on an installment note to finance the acquisition of certain machinery and equipment. The loan bears interest at 9.5% per annum and requires 48 monthly payments of $2,396. Borrowings under this agreement are collateralized by substantially all of the assets of the Company. At February 29, 2000, $110,208 was outstanding under this note, with $28,750 classified as current. Amounts payable under this installment note are approximately $28,750 for each of the next three fiscal years with $23,958 due in fiscal year 2004.

(12)     RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE
         ------------------------------------------------------

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

                                                                     FOR THE YEAR ENDED
                                        ---------------------------------------------------------------------------------
                                          FEBRUARY 29, 2000           FEBRUARY 28, 1999            FEBRUARY 28, 1998
                                          -----------------           -----------------            -----------------
                                                            PER                          PER                         PER
                                        INCOME   SHARES    SHARE    INCOME    SHARES    SHARE  INCOME     SHARES    SHARE
                                        ------   ------    -----    ------    ------    -----  ------     ------    -----
      BASIC EPS
      Income (loss) available to
        common  stockholders         $(335,274) 2,571,004  $(.13)  $304,490  2,584,336  $.12  $ 365,282  2,584,780  $ .14

      EFFECT OF DILUTIVE SECURITIES
      Stock options                          -          -      -          -     22,949     -          -     73,598      -
                                     ---------  ---------  -----   --------  ---------  ----  ---------  ---------  -----

      DILUTED EPS
      Income available to common
       stockholders plus assumed
       exercise of stock options     $(335,274) 2,571,004  $(.13)  $304,490  2,607,285  $.12  $ 365,282  2,658,378   $.14
                                     =========  =========  =====   ========  =========  ====  =========  =========   ====

(13)     SUBSEQUENT EVENTS
         -----------------

         Effective April 5, 2000, the Company purchased the remaining 25% interest which it did not previously own in its Langer Biomechanics Group (UK) Limited subsidiary for $80,000 cash and the issuance of 40,000 shares of common stock from treasury. The transaction is being accounted for as purchase and the excess cost over the fair value of net assets acquired will be amortized on a straight-line basis over a ten-year period. If the acquisition were assumed to have occurred at the beginning of fiscal 2000, the impact on the results of operations would not have been material.

                                   * * * * *

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

            FOR THE YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999
                             AND FEBRUARY 28, 1998

                                                                 ALLOWANCE
                                                  SALES        FOR DOUBTFUL
                                               RETURNS AND       ACCOUNTS         WARRANTY          INVENTORY
                                               ALLOWANCES       RECEIVABLE         RESERVE           RESERVE
                                               ----------       ----------         -------           -------
         At February 28, 1997               $       32,058    $      19,775     $      33,797    $      59,612

            Additions                                    -           17,525                                  -
            Deletions                                    -           13,951                                601
                                            --------------    -------------     -------------    -------------

         At February 28, 1998                       32,058           23,349            33,797           59,011

            Additions                               14,000           59,788            13,000           27,000
            Deletions                                    -           46,982                 -           18,484
                                            --------------    -------------     -------------    -------------

         At February 28, 1999                       46,058           36,155            46,797           67,527

            Additions                                                31,167                 -
            Deletions                                    -            4,669                 -           11,797
                                            --------------    -------------     -------------    -------------

         At February 29, 2000               $       46,058    $      62,653     $      46,797    $      55,730
                                            ==============    =============     =============    =============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

OFFICERS AND DIRECTORS
----------------------

The executive officers and directors of the Company are as follows:

                  NAME                     AGE                                     OFFICE
         --------------------              ---                -------------------------------------------------
         Stephen V. Ardia                   58                Chairman of the Board
         Kenneth Granat                     55                Director
         Daniel J. Gorney                   56                President and Chief Executive Officer
         Dr. Justin Wernick                 64                Chief Medical Director, Secretary and Director
         Thomas I. Altholz                  49                Director
         Ronald Spinelli                    44                Vice President - Operations
         Thomas G. Archbold                 40                Vice President - Finance and Chief Financial Officer



         Mr. Ardia has been Chairman of the Board of Directors of the Company since January 1999 and has been a Director of the Company since November 1998. From 1969 to 1994, he was employed by Goulds Pumps, Inc., including most recently as President and Chief Executive Officer. Goulds Pumps, Inc. is a Fortune 500 manufacturer of industrial and residential pumps. From 1995 to 1999, Mr. Ardia was President at Environment One Corporation, a maker of advanced, environmentally sensitive sewage collection systems. Mr. Ardia serves on the Board of Directors of the New York College of Chiropractic Medicine.

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

         Mr. Spinelli has been Vice President of Operations since October 1999. From 1998 to 1999, he was Director of Operations for Thompson Industries a manufacturer of industrial bearings. From 1988 to 1998, he was Director of Engineering for Pall Corporation, a manufacturer of biomedical and industrial filtration devices. Mr. Spinelli received a BS in Mechanical Engineering from the University of Wisconsin.

         Mr. Archbold has been Vice President of Finance since June 1999. From 1996 to 1999, he was Corporate Controller of United Capital Corporation , a publicly traded company with interests in real estate and manufacturing. From 1994 to 1996, he was Director of Finance of AIL Systems, Inc., a manufacturer of electronic equipment. Prior to that, Mr. Archbold spent nine years with Ernst & Young LLP, including four years as an audit senior manager, and he is a CPA. He received a Bachelor of Sciences in Accounting from C.W. Post College.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

         The Company is not aware of any late filings of, or failures to file, during the fiscal year ended February 29, 2000, the reports required by Section 16(a) of the Securities Exchange Act of 1934.

LIMITATION ON LIABILITY OF DIRECTORS
------------------------------------

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

SUMMARY COMPENSATION TABLE
--------------------------

         The following table shows the cash compensation received by the two executive officers either whose compensation (salary and bonus) exceeded $100,000 during the fiscal year ended February 29, 2000 or was Chief Executive Officer of the Company during such year (the "named executive officers"):

                                                                              LONG-TERM
                                                  ANNUAL COMPENSATION        COMPENSATION
                                                  -------------------        ------------
                                        SALARY      BONUS     OTHER
      NAME AND               FISCAL     -------   --------    -------         OPTIONS
  PRINCIPAL POSITION          YEAR         $          $         $           (NO. OF SHARES)
-----------------------      ------     -------   --------    -------       ---------------
Daniel J. Gorney              2000      158,830        -            (3)         25,000
President and                 1999       34,663(1)     -           -(3)         15,000
Chief Executive Officer

Gary L. Grahn                 1999      160,000   64,000      26,666(2)              -
Former President and          1998      160,000   53,440            (3)              -
Chief Executive Officer       1997      160,000   28,000            (3)         30,000


(1)      Mr. Gorney's employment commenced on November 30, 1998.
(2) Mr. Grahn's employment was terminated in December 1999; other compensation of $26,666 represents severance pay and other minor non-disclosed items that are less than 10% of total annual salary and bonus.
(3)      Less than 10% of the total annual salary and bonus.



OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

OPTION GRANTS DURING THE FISCAL YEAR ENDED FEBRUARY 29, 2000 TO THE TWO NAMED EXECUTIVE OFFICERS WERE AS FOLLOWS:


                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                                AT ASSUMED ANNUAL RATES
                                                                                                      OF STOCK PRICE
                                                                                                APPRECIATION FOR OPTION
                                                  INDIVIDUAL GRANTS                                     TERM (1)
      ---------------------------------------------------------------------------------------------------------------------
                                  NUMBER OF       PERCENT OF TOTAL
                                  SECURITIES     OPTIONS GRANTED TO
                                  UNDERLYING        EMPLOYEES IN     EXERCISE OR
                               OPTIONS GRANTED       FISCAL YEAR     BASE PRICE   EXPIRATION
               NAME                  (#)                               ($/SH)        DATE        5%($)         10%($)
      ---------------------------------------------------------------------------------------------------------------------
      Daniel J. Gorney              25,000              23.8            $1.50        5/18/09     $23,584       $59,675
      Gary L. Grahn                   -                   -               -            -            -             -

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

FISCAL YEAR-END OPTION VALUES
-----------------------------

      The table below sets forth information regarding unexercised options held by the Company's named executive officers as of February 29, 2000. No options were exercised by the Company's executive officers during fiscal 2000.


                                      NUMBER OF SECURITIES UNDERLYING                VALUE OF UNEXERCISED
                                          UNEXERCISED OPTIONS AT                     IN-THE-MONEY OPTIONS
                                              FISCAL YEAR END                         AT FISCAL YEAR END
                                         EXERCISABLE/UNEXERCISABLE                 EXERCISABLE/UNEXERCISABLE
                NAME                              (#)                                          $(1)
      --------------------------      --------------------------------            --------------------------
         Daniel J. Gorney                   20,000/80,000                                9,425/37,700
         Gary L. Grahn                           -/-                                          -/-

      (1) The closing bid price of the Comany's Common Stock as reported by NASDAQ on February 29, 2000 was $1.69. Value is calculated on the difference between the option exercise price of in-the-money options adn $1.69 multiplied by the number of shares of Common Stock underlying the option.

LONG-TERM INCENTIVE PLAN-AWARDS IN LAST FISCAL YEAR
---------------------------------------------------

      None.

COMPENSATION OF DIRECTORS
-------------------------

         Directors, who are not executive officers of the Company, are expected to be compensated by means of the issuance of shares of Common Stock. There were no issuances of common stock to outside directors in the fiscal year ended February 29, 2000. Directors are reimbursed for their out-of-pocket expenses in connection with the attendance of Board of Directors meetings. On May 12, 2000, the directors were awarded 4,000 shares of common stock.

EMPLOYMENT AGREEMENT
--------------------

         None of the named executive officers has an employment agreement with the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The following table sets forth, as of May 8, 2000, the shares of common stock owned beneficially and of record (unless otherwise indicated) by each person owning more than five percent (5%) of the outstanding shares, each director of the Company, each named executive officer of the Company and all directors and officers of the Company as a group.

                                              NUMBER OF
NAME (AND ADDRESS OF 5% HOLDERS)             SHARES OWNED            PERCENT
--------------------------------             ------------            -------

     Kenneth Granat                           775,353 (1)            29.5%
     155 Pfingsten, Suite 360
     Deerfield, Illinois  60015

     Donald Cecil                             248,553                 9.8%
     1114 Avenue of the Americas
     New York, New York  10036

     Dr. Justin Wernick                       224,867                 8.9%
     450 Commack Road
     Deer Park, New York  11729

                                         NUMBER OF
NAME (AND ADDRESS OF 5% HOLDERS)        SHARES OWNED           PERCENT
--------------------------------        ------------           -------

     Stephen V. Ardia                   116,333 (2)              4.5%

     Thomas I. Altholz                   49,500 (3)              1.9%

     Daniel J. Gorney                    40,000 (4)              1.6%

     Gary Grahn                               -


     All Directors and Officers
      as a Group (7 persons)          1,215,053 (6)             44.9%


(1) INCLUDES 85,000 SHARES ISSUABLE UNDER OUTSTAINDING STOCK OPTIONS EXERCISABLE WITHIN SIXTY DAYS AND 620,953 HELD BY TRIGRAN INVESTMENTS LP. MR. GRANAT IS A DIRECTOR AND VICE PRESIDENT OF THE GENERAL PARTNER OF TRIGRAN INVESTMENTS, LP. AN ADDITIONAL 30,000 SHARES ARE OWNED BY THE GRANAT FAMILY LIMITED PARTNERSHIP OF WHICH MR. GRANAT IS A GENERAL PARTNER AND 10,400 SHARES ARE OWNED BY A TRUST OF WHICH MR. GRANAT IS A BENEFICIARY. MR. GRANAT ALSO OWNS 29,000 SHARES PERSONALLY.
(2) INCLUDES 50,000 SHARES ISSUABLE UNDER OUTSTANDING STOCK OPTIONS EXERCISABLE WITHIN SIXTY DAYS.
(3) INCLUDES 5,000 SHARES ISSUABLE UNDER OUTSTANDING STOCK OPTIONS EXERCISABLE WITHIN SIXTY DAYS.
(4) INCLUDES 20,000 SHARES ISSUABLE UNDER OUTSTANDING STOCK OPTIONS EXERCISABLE WITHIN SIXTY DAYS.
(5)   INCLUDES 169,000 SHARES ISSUABLE UNDER OUTSTANDING STOCK OPTIONS.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

          None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  1.   FINANCIAL STATEMENTS

          The following consolidated financial statements are filed as part of this Form l0-K:

          Independent Auditors' Report

          Consolidated Financial Statements:

               Consolidated Balance Sheets as of February 29, 2000 and February 28, l999

               Consolidated Statements of Operations for the years ended February 29, 2000, February 28, 1999 and February 28, 1998

               Consolidated Statements of Stockholders' Equity for the years ended February 29, 2000, February 28, 1999 and February 28, l998

               Consolidated Statements of Cash Flows for the years ended February 29, 2000, February 28, l999 and February 28, l998

               Notes to Consolidated Financial Statements

2.   FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule is filed as part of this Form 10-K:

     Schedule II - Valuation and Qualifying Accounts for the years ended February 29, 2000, February 28, l999 and February 28,1998

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

3.   EXHIBITS

NUMBER                   DOCUMENT
------                   --------

  (3)  (a)      Copy of Restated Certificate of Incorporation and amendments thereto. (l)(4)

       (b)      Copy of Bylaws, as amended through July 2, 1987. (3)

  (4)  (a)      Specimen of Common Stock Certificate. (1)

       (b)      Copy of 1992 Stock Option Plan. (6)

 (10)  (a)      Copy of The Langer Biomechanics Group Retirement Plan, restated
                as of July 30, l979. (1)

       (b)      Copy of Lease related to the Company's Deer Park facilities.

       (c) Copy of Agreement, dated July 8, l986, between BioResearch Ithaca, Inc. and the Company relating the licensing of the Pediatric Counter Rotation System. (2)

       (d) Copy of Leases relating to the Company's Brea, California facilities.

       (e) Copy of Agreement, dated March 26, l992 and effective as of March l, l992, relating to the Company's 40l(k) Tax Deferred Savings Plan. (5)

       (f) Copy of letter agreement, dated January 27, 1995, between the Company and Tekscan, Incorporated. (7)

       (g) Copy of Loan and Security Agreement dated November 30, 1999 between the Company and American National Bank and Trust Company of Chicago

 (21)           List of subsidiaries  (4)

 (23)           Consent of Independent Auditors

       (l) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 2-87183), which became effective with the Securities and Exchange Commission on January 17, 1984.

       (2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended July 31, 1986.

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


                       THE LANGER BIOMECHANICS GROUP, INC.


Date:    May 12, 2000                    By: /s/ Daniel J. Gorney
                                             ---------------------------
                                             Daniel J. Gorney, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                         By: /s/Thomas G. Archbold
                                             ---------------------------
                                             Thomas G. Archbold, Vice President
                                             -Finance (Principal Financial and
                                                Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    May 12, 2000                        By: /s/ Kenneth Granat
                                                 -------------------------------
                                                 Kenneth Granat, Director


Date:    May 12, 2000                        By: /s/ Stephen V. Ardia
                                                 -------------------------------
                                                 Stephen V. Ardia, Director


Date:    May 12, 2000                        By: /s/ Justin Wernick
                                                 -------------------------------
                                                 Dr. Justin Wernick, Director



Date:    May 12, 2000                        By: /s/ Thomas I. Altholz
                                                 -------------------------------
                                                 Thomas I. Altholz, Director

                                  Exhibit Index


10(d)    Copy of lease related to the Company's Brea, California facility

  (g) Copy of Loan and Security Agreement dated November 30, 1999 between the Company and American National Bank and Trust Company of Chicago

23       Consent of Independent Auditors

27       Financial Data Schedule