Form 10-Q
period 2000-05-27
LANGER BIOMECHANICS GROUP INC
filed 2000-07-10
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the quarterly period ended MAY 27, 2000
                                                  -------------
                                       or

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

               Registrant's telephone number, including area code
                                 (631) 667-1200


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X   NO
                                                     ---     -----
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  $.02 Par Value -- 2,573,281 shares as of July 5, 2000.

                                      INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES


PART I.                FINANCIAL INFORMATION                                                                   PAGE


Item 1.              Financial Statements (Unaudited)

                        Condensed Consolidated Balance Sheets -- May 27, 2000 and February 29, 2000         3

                        Condensed Consolidated Statements of Operations -Three
                        Months ended May 27, 2000 and May 29, 1999                                          4

                        Condensed Consolidated Statements of Cash Flows -Three
                        months ended May 27, 2000 and May 29, 1999                                          5

                        Notes to Condensed Consolidated Financial Statements--
                        Three Months ended May 27, 2000 and May 29, 1999                                6 - 8

Item 2.              Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                     8 - 10



PART II.              OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K                                                     10

                    Signatures                                                                           11


                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          MAY 27,2000  FEBRUARY 29,2000
                                                          -----------  ----------------
                                                          (Unaudited)
                          ASSETS
Current assets:
 Cash and cash equivalents                                $   699,301    $   918,115
 Accounts receivable, net of allowance for
  doubtful accounts of $64,000 and $63,000, respectively    1,476,620      1,316,530
 Inventories, net (Note 2)                                  1,100,926      1,189,384
 Prepaid expenses and other current assets                    212,702        215,580
                                                          -----------    -----------
Total current assets                                        3,489,549      3,639,609
Property and equipment, net                                   857,475        945,270
Other assets                                                  299,798        153,312
                                                          -----------    -----------
Total Assets                                              $ 4,646,822    $ 4,738,191
                                                          ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                        $   528,761    $   580,057
  Accrued liabilities:
   Accrued payroll and related payroll taxes                  266,667        303,452
   Other current liabilities                                  653,472        592,473
    Current portion of long-term debt                          28,750         28,750
   Unearned revenue-current                                   414,341        420,221
                                                          -----------    -----------
Total current liabilities                                   1,891,991      1,924,953

Accrued pension expense                                        91,910         82,910
Unearned revenue-long-term                                     98,720        104,380
Long-term debt                                                 76,667         81,458
Deferred income taxes                                           7,709          8,167
                                                          -----------    -----------
Total liabilities                                           2,166,997      2,201,868
                                                          -----------    -----------
Stockholders' equity :
   Common stock, $.02 par value. Authorized
     10,000,000 shares; Issued 2,640,281                       52,806         52,806
   Additional paid-in capital                               6,325,880      6,325,880
   Accumulated deficit                                     (3,449,827)    (3,405,904)
   Accumulated other comprehensive loss                      (297,767)      (300,266)
                                                          -----------    -----------
                                                            2,631,092      2,672,516
Less:  treasury stock at cost, 88,100 and
           81,500 shares,respectively                        (151,267)      (136,193)
                                                          -----------    -----------
Total stockholders' equity                                  2,479,825      2,536,323
                                                          -----------    -----------
Total Liabilities and Stockholders' Equity                $ 4,646,822    $ 4,738,191
                                                          ===========    ===========

See notes to condensed consolidated financial statements.

             THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED

                                                MAY 27,2000          MAY 29,1999
                                                -----------          -----------
Net sales (Note 3)                                $2,769,695           $2,705,860
Cost of sales                                      1,750,583            1,733,041
                                               -------------       --------------
     Gross profit                                  1,019,112              972,819

Selling expenses                                     507,280              365,996
Research and development expenses                     55,726               19,061
General and administrative expenses                  489,704              517,131
                                                -------------       --------------
Income (loss) from operations                        (33,598)              70,631
                                                -------------       --------------

Other income (expense):
   Other income                                       (9,638)              24,392
   Interest expense                                   (5,875)              (1,257)
   Minority interest                                   5,188               (4,725)
                                                -------------       --------------
Other income, net                                    (10,325)              18,410
                                                -------------       --------------

Income (loss) before income taxes                    (43,923)              89,041
Provision for income taxes (Note 1):                       -                6,770
                                                =============       ==============
Net income (loss)                                   $(43,923)             $82,271
                                                =============       ==============

Weighted average number of common
   shares used in computation of net
   income (loss) per share
       Basic                                       2,551,205            2,573,281
       Diluted                                     2,551,205            2,655,715

Net income (loss) per common share (Note 6):

       Basic                                       $   (0.02)             $  0.03
                                                =============       ==============
       Diluted                                     $   (0.02)             $  0.03
                                                =============       ==============


See notes to condensed consolidated financial statements.

                THE LANGER BIOMECHANICS GROUP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                   MAY 27,2000          MAY 29,1999
                                                   -----------          -----------
Cash Flows From Operating Activities:

Net income (loss)                                    $ (43,923)          $82,271

Adjustments to reconcile net income to net cash
 (used in) operating activities:
   Deferred foreign tax benefit                           (739)              (83)

   Depreciation and amortization                       104,591            56,616
   Allowance for doubtful accounts                       2,440            (1,363)
Changes in operating assets and liabilities:
   Accounts receivable                                (153,008)         (108,609)
   Inventories                                          95,510            (1,635)
   Prepaid expenses and other assets                     2,324           (42,842)
   Accounts payable and accrued liabilities            (45,574)         (106,076)
   Net pension liability                                 9,000             9,000
   Unearned revenue                                    (15,135)           41,275
                                                  -------------      -------------
Net cash (used in) operating activities                (44,514)          (71,446)
                                                  -------------      -------------

Cash Flows From Investing Activities:
   Purchase of remaining  interest
     in Langer UK                                     (145,138)                -
   Capital expenditures                                 (9,296)          (50,773)
                                                  -------------      -------------
      Net cash (used in) investing activities         (154,434)          (50,773)
                                                  -------------      -------------
Cash Flows From Financing Activities:
   Payments on long-term debt                           (4,791)                -
   Issuance of common stock                             65,139                 -
   Treasury stock acquired                             (80,214)                -
                                                  -------------      -------------
     Net cash (used in) financing activities           (19,866)                -
                                                  -------------      -------------

Net (decrease) in cash and cash equivalents           (218,814)         (122,219)

Cash and cash equivalents at beginning of period       918,115         1,700,156
                                                  =============      =============
Cash and cash equivalents at end of period            $699,301        $1,577,937
                                                  =============      =============

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for:

         Interest expense                            $   5,875          $  1,257
                                                  =============      =============


See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE MONTHS ENDED MAY 27, 2000 AND MAY 29, 1999

                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

A)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended February 29, 2000 included in the Company's Annual Report on Form 10-K.

Operating results for the period ended May 27, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001.

B)    Income per Share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options) outstanding during the period, except where the effect would be antidilutive, computed in accordance with the treasury stock method.

C)    Provision for Income Taxes

There was no provision for income taxes for the period ended May 27, 2000. The provision for income taxes on domestic operations, for the period ended May 29, 1999, was calculated at an effective annual tax rate of 2.5%, reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". The provision for income taxes on foreign operations was estimated at 21% for the period ended May 29, 1999.

D)    Recent Pronouncements of the Financial Accounting Standards Board

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires that derivative instruments be measured at fair value and recognized as assets or liabilities in the Company's balance sheet. SFAS No. 133 (as amended by SFAS No. 137 and No. 138) is effective for all quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements.

E)    Reclassifications

Certain amounts have been reclassified in the prior year condensed consolidated financial statements to present them on a basis consistent with the current year.

NOTE 2 - INVENTORIES

The Company did not take a physical inventory as of May 27, 2000. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.


                                          MAY 27, 2000            FEBRUARY 29, 2000
                                          ------------            -----------------
                                          (Unaudited)
Inventories consist of:

Raw materials                              $   758,885              $   762,282
Work-in-process                                 78,936                   88,359
Finished goods                                 324,835                  394,473
                                            ----------               ----------
      Total Inventories                      1,162,656                1,245,114
                                            ----------               ----------
      Less allowance for obsolescence           61,730                   55,730
                                            ----------               ----------
Net inventories                             $1,100,926               $1,189,384
                                            ----------               ----------
                                            ----------               ----------

NOTE 3 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive earnings were as follows:


                                                          THREE MONTHS ENDED
                                                 MAY 27, 2000             MAY 29, 1999
                                                 ------------             ------------
            Net income (loss)                      $(43,923)                $ 82,271
            Other comprehensive income (loss),
             net of tax:
                Change in equity resulting from
                 translation of financial
                 statements into U.S. dollars.        2,499                    2,937
                                                   --------                 --------
            Comprehensive income (loss)            $(41,424)                $ 85,208
                                                   ========                 ========

NOTE 5 - SEGMENT INFORMATION

The Company operates in two geographic segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information was as follows:


                                                  NORTH       UNITED
THREE MONTHS ENDED MAY 27, 2000                  AMERICA      KINGDOM           CONSOLIDATED
--------------------------------------------------------------------------------------------
Net sales from external customers              $2,387,471     $382,224          $2,769,695
Intersegment net sales                             59,518            -              59,518
Gross profit                                      860,711      158,401           1,019,112
Income (loss) from operations                     (39,282)       5,684             (33,598)


                                                  NORTH       UNITED
THREE MONTHS ENDED MAY 29, 1999                  AMERICA      KINGDOM           CONSOLIDATED
--------------------------------------------------------------------------------------------
Net sales from external customers             $2,348,639      $357,221          $2,705,860
Intersegment net sales                            50,021             -              50,021
Gross margins                                    829,253       143,566             972,819
Income from operations                            33,014        37,617              70,631

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

                                         THREE MONTHS ENDED              THREE MONTHS ENDED
                                             MAY 27, 2000                    MAY 29, 1999
                                                             PER                                PER
                                      INCOME     SHARES     SHARE    INCOME      SHARES        SHARE
                                      ------     ------     -----    ------      ------        -----
BASIC EPS
Income (loss) available to common
  stockholders                      $(43,923)  2,551,205   $(0.02)   $82,271    2,573,281     $0.03

EFFECT OF DILUTIVE SECURITIES
Stock options                           -          -          -                    82,434        -
                                    --------  ---------   ------     -------    ---------     -----

DILUTED EPS
Income (loss) available to common
 stockholders plus assumed
 exercise of stock options          $(43,923) 2,551,205   $(0.02)    $82,271    2,655,715     $0.03
                                    ========  =========   ======     =======    =========     =====


NOTE 7 - ACQUISITION

Effective April 5, 2000, the Company purchased the remaining 25% interest which it did not previously own in its Langer Biomechanics Group (UK) Limited subsidiary for $80,000 cash and the issuance of 40,000 shares of common stock from treasury. The transaction is being accounted for as purchase and the excess cost over the fair value of net assets acquired will be amortized on a straight-line basis over a ten-year period. If the acquisition were assumed to have occurred at the beginning of fiscal 2000, the impact on the results of operations would not have been material


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended May 27, 2000, as compared with three months ended May 29, 1999.

REVENUES

Sales of $2,769,695 for the first quarter ended May 27, 2000 were $63,835 or 2.4% above the prior year's comparable quarter sales of $2,705,860. This increase is due to both an increase in orthotic unit volume and average price per orthotic in the current quarter over the prior year, partially offset by a reduction in PPT sales from the prior year level.

GROSS PROFIT

Gross profit as a percentage of sales was consistent with the prior year, increasing from 36% in the prior year quarter to 36.8 % in the current year quarter. The increase in gross profit is principally due to increased production efficiencies and lower manufacturing overhead spending.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended May 27, 2000 increased $141,284 or 38.6% as compared to the corresponding period in the prior year due to an increase in domestic selling expenses of $81,000 and an additional increase of $61,000 in the Company's UK subsidiary The domestic and UK selling expense increases are principally due to increased promotional activities designed to increase sales and market share, including the introduction of a catalogue in the UK, and increased salary and salary related costs in both locations. General and administrative expenses decreased $27,427 or 5.3 % from prior year levels due to reduced consulting and other professional costs associated with the prior year management transition and operations clean-up.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended May 27, 2000 were $55,726, an increase of $36,665 from the comparable prior year level . The increased expenditures were primarily attributable to on-going production automation activities and development efforts focused on the introduction of new products targeted for the current year.

OTHER INCOME, NET

Net other income was ($10,325) for the first quarter of the current fiscal year as compared with $18,410 in the comparable prior year's quarter. This decrease was principally attributable to the prior year period including miscellaneous income from a Company sponsored seminar and there was no such seminar in the current year period and a reduction in interest income associated with the reduction in cash balances.

LIQUIDITY AND CAPITAL RESOURCES

At May 27, 2000 the Company's cash and cash equivalents were $699,301, a reduction of $218,114 from February 29, 2000. The reduction in cash balances was primarily attributable to the Company's purchase of the remaining 25% interest which it did not previously own in its Langer Biomechanics Group (UK) Limited subsidiary, the purchase of treasury stock and the loss from operations.

The Company has a one year agreement for a revolving credit facility of $1,500,000, which expires November 30, 2000. The facility provides borrowings at an interest rate of prime plus 1/2 percent, from a bank, but to date the Company has not found it necessary to use this credit line. The agreement contains, among other items, restrictions relating to incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company. The Company also has a $500,000 equipment credit line with a bank to finance the long-term capital equipment needed to grow the Company's business. In December 1999, the Company borrowed $115,000 on this line to finance the acquisition of certain machinery and equipment. The loan bears interest at 9.5% per annum and requires 48 monthly payments of $2,396. At May 27, 2000, $105,000 was outstanding under this line.


     Repurchases of the Company's common stock are contemplated to be made from time to time in the open market at prevailing prices and may be made in privately negotiated transactions, subject to available resources. The Company may also finance acquisitions of other companies or product lines in the future from existing cash balances and its revolving credit facility, from borrowings from institutional lenders, and/or the public or private offerings of debt or equity securities. The Company has never borrowed on the revolving credit facility and management believes that its existing cash balances, funds generated from operations and the revolver will be adequate to meet cash needs


RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires that derivative instruments be measured at fair value and recognized as assets or liabilities in the Company's balance sheet. SFAS No. 133 (as amended by SFAS No. 137 and No. 138) is effective for all quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements. .

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



                                          THE LANGER BIOMECHANICS GROUP, INC.
                                           -------------------------------
                                                (REGISTRANT)

DATE:  JULY 5, 2000


                                          BY:    /S/   DANIEL J. GORNEY
                                               -------------------------------
                                                  DANIEL J. GORNEY
                                                  PRESIDENT AND CHIEF EXECUTIVE
                                                  OFFICER  (PRINCIPAL EXECUTIVE
                                                  OFFICER)


                                          BY:   /S/ THOMAS G. ARCHBOLD
                                              ---------------------------------
                                                 THOMAS G. ARCHBOLD
                                                 CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                 ACCOUNTING OFFICER)