Form 10-Q
period 2000-08-26
LANGER BIOMECHANICS GROUP INC
filed 2000-10-02
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended AUGUST 26, 2000
                                       or

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

Common Stock,  $.02 Par Value - 2,604,181 shares as of  October 2, 2000.

                                      INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES


PART I.            FINANCIAL INFORMATION                                       PAGE
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- August 26, 2000
         and February 29, 2000                                                   3

         Condensed Consolidated Statements of Operations --
         Three and Six Months ended August 26, 2000 and August
         28, 1999                                                                4

         Condensed Consolidated Statements of Cash Flow --
         Six Months ended August 26, 2000 and August 28, 1999                    5

         Notes to Condensed Consolidated Financial Statements --
         Three and Six Months ended August 26, 2000                         6 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11 - 13

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders                    14

Item 6.  Exhibits and Reports on Form 8-K                                       14

         Signatures                                                             15

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 August 26, 2000               February 29,2000
                                                                                -------------------             ---------------
                          ASSETS                                                   (unaudited)
Current assets:
 Cash and cash equivalents                                                             $   636,870                   $ 918,115
 Accounts receivable, net of allowance for
 doubtful accounts of $67,000 and $63,000, respectively                                  1,552,746                   1,316,530
 Inventories, net (Note 2)                                                               1,097,862                   1,189,384
 Prepaid expenses and other current assets                                                 205,794                     215,580
                                                                                -------------------             ---------------
Total current assets                                                                     3,493,272                   3,639,609
Property and equipment, net                                                                794,838                     945,270
Other assets                                                                               299,798                     153,312
                                                                                -------------------             ---------------
Total Assets                                                                          $  4,587,908                  $4,738,191
                                                                                ===================             ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt                                                      $   28,750                    $ 28,750
 Accounts payable                                                                          570,763                     580,057
 Accrued liabilities:
 Accrued payroll and related payroll taxes                                                 278,115                     303,452
 Other current liabilities                                                                 609,846                     592,473
 Unearned revenue-current                                                                  419,517                     420,221
                                                                                -------------------             ---------------
Total current liabilities                                                                1,906,991                   1,924,953

Accrued pension expense                                                                     64,910                      82,910
Unearned revenue-long-term                                                                 102,572                     104,380
Long-term debt                                                                              69,479                      81,458
Deferred income taxes                                                                        7,644                       8,167
                                                                                -------------------             ---------------
Total liabilities                                                                        2,151,596                   2,201,868
                                                                                -------------------             ---------------
Stockholders' equity :
   Common stock, $.02 par value. Authorized
     10,000,000 shares; Issued 2,640,281 shares                                             52,806                      52,806
   Additional paid-in capital                                                            6,325,880                   6,325,880
   Accumulated deficit                                                                  (3,513,477)                 (3,405,904)
   Accumulated other comprehensive loss                                                   (297,965)                   (300,266)
                                                                                -------------------             ---------------
                                                                                         2,567,244                   2,672,516
Less treasury stock at cost, 76,100 and 81,500 shares, respectively                       (130,932)                   (136,193)
                                                                                -------------------             ---------------
Total stockholders' equity                                                               2,436,312                   2,536,323
                                                                                -------------------             ---------------
Total Liabilities and Stockholders' Equity                                            $  4,587,908                  $4,738,191
                                                                                ===================             ===============

See notes to condensed consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three Months Ended:                         Six Months Ended:

                                              August 26, 2000       August 28, 1999       August 26, 2000       August 28, 1999
                                              ---------------       ---------------       ---------------       ---------------
Net sales (Note 3)                                 $  2,915,534          $  2,951,637          $  5,685,229          $  5,657,497
Cost of sales                                         1,875,565             1,825,098             3,626,148             3,558,139
                                            --------------------  --------------------  --------------------  --------------------

     Gross profit                                     1,039,969             1,126,539             2,059,081             2,099,358

Selling expenses                                        513,050               398,534             1,020,330               764,530
Research and development expenses                        63,638                34,658               119,364                53,719
General and administrative expenses                     531,469               682,881             1,021,173             1,200,012
                                            --------------------  --------------------  --------------------  --------------------
Income (loss) from operations                           (68,188)               10,466              (101,786)              81,097
                                            --------------------  --------------------  --------------------  --------------------

Other income (expense):
   Other income                                          11,317                12,104                 1,679                36,496
   Interest expense                                      (4,279)               (2,200)              (10,154)               (3,457)
   Minority interest                                          -                (8,139)                5,188               (12,864)
                                            --------------------  --------------------  --------------------  --------------------
Other income (expense), net                               7,038                 1,765                (3,287)               20,175
                                            --------------------  --------------------  --------------------  --------------------

Income (loss) before income taxes                       (61,150)               12,231              (105,073)              101,272
Provision for income taxes (Note 1)                       2,500                 9,409                 2,500                16,179
                                            --------------------  --------------------  --------------------  --------------------

Net income (loss)                                      ($63,650)               $2,822             ($107,573)           $   85,093
                                            ====================  ====================  ====================  ====================

Weighted average number of common
   shares used in computation of net
    income  per share (Note 6):
       Basic                                          2,559,427             2,570,227             2,567,203             2,571,632
       Diluted                                        2,559,427             2,661,168             2,567,203             2,660,770

Net income per common share :

       Basic                                        $     (0.02)            $    0.00           $     (0.04)            $    0.03
                                            ====================  ====================  ====================  ====================
       Diluted                                      $     (0.02)            $    0.00           $     (0.04)            $    0.03
                                            ====================  ====================  ====================  ====================


See notes to condensed consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               Six Months Ended:

                                                                 August 26, 2000                 August 28, 1999
                                                                 ---------------                 ---------------
Cash Flows From Operating Activities:

Net income                                                          $   (107,573)                     $   85,093

Adjustments to reconcile net income to net cash
   used in operating activities:
   Deferred foreign taxes                                                 (1,075)                         (1,042)
   Depreciation and amortization                                         197,347                         112,326
   Provision for doubtful accounts receivable                              9,949                           9,046
Changes in operating assets and liabilities:
   Accounts receivable                                                  (226,025)                       (170,505)
   Inventories                                                           104,502                         (59,104)
   Prepaid expenses and other assets                                      10,261                         (20,669)
   Accounts payable and accrued liabilities                              (55,709)                        (49,921)
   Net pension liability                                                 (18,000)                        (22,000)
   Unearned revenue                                                       (9,921)                         12,846
                                                             --------------------            --------------------
Net cash used in operating activities                                    (96,244)                       (103,930)
                                                             --------------------            --------------------

Cash Flows From Investing Activities:
    Langer UK purchase                                                  (145,138)
   Capital expenditures                                                  (33,174)                       (275,572)
                                                             --------------------            --------------------

      Net cash used in investing activities                             (178,312)                       (275,572)
                                                             --------------------            --------------------

Cash Flows From Financing Activities:
    Repayments on equipment line                                         (11,979)                              -
    Issuance of stock-UK purchase                                         65,139                               -
   Treasury stock acquired                                               (80,215)                        (20,630)
   Common stock options exercised                                              -                           3,906
   Issuance of director's shares                                          20,366                               -
                                                             --------------------            --------------------
      Net cash used in financing activities                               (6,689)                        (16,724)
                                                             --------------------            --------------------

Net decrease in cash and cash equivalents                               (281,245)                       (396,226)

Cash and cash equivalents at beginning of period                         918,115                       1,700,156

                                                             --------------------            --------------------
Cash and cash equivalents at end of period                           $   636,870                    $  1,303,930
                                                             ====================            ====================

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
         Interest expense                                             $    4,279                      $    3,457
                                                             ====================            ====================
         Income taxes                                                                                    $     -
                                                             ====================            ====================


See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

A)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended February 29, 2000.

Operating results for the periods ended August 26, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001.

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

C)       Provision for Income Taxes

The provision for income taxes for the three months ended August 26, 2000 was based upon estimated minimum state income tax payments due for the year ended February 28, 2001. The provision for income taxes for three month and six month periods ended August 28, 1999 were calculated at an effective annual tax rate of 4.5%, reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". The provision for income taxes on foreign operations was estimated at 21%.

D)       Recent Pronouncements of the Financial Accounting Standards Board

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires that derivative instruments be measured at fair value and recognized as assets or liabilities in the Company's balance sheet. SFAS No. 133 (as amended by SFAS No. 137 and No. 138) is effective for all quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the first quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 on the Company's results of operations and financial position.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


E)       Reclassifications

Certain amounts have been reclassified in the prior year condensed consolidated financial statements to present them on a basis consistent with the current year.

NOTE 2

The Company did not take a physical inventory as of August 26, 2000. Inventories and cost of sales for the interim periods were based on the results of the Company's perpetual inventory records.


                                                                              August 26, 2000           February 29, 2000
                                                                              ----------------          -----------------
                                                                                (Unaudited)
Inventories consist of:

Raw materials                                                                 $    819,316               $    762,282
Work-in-process                                                                     89,814                     88,359
Finished goods                                                                     256,462                    394,473
                                                                              ------------              -------------

Total inventories                                                                1,165,592                  1,245,114
Less:  allowance for obsolescence                                                   67,730                     55,730
                                                                              ------------              -------------
Inventories,net                                                               $  1,097,862               $  1,189,384
                                                                             ============              =============



NOTE 3 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

NOTE 4 - COMPREHENSIVE INCOME

The Company's comprehensive earnings were as follows:


                                                          Three Months Ended                  Six Months Ended
                                                      August 26,       August 28,          August 26,   August 28,
                                                        2000              1999                2000         1999
                                                    ------------------------------     ----------------------------
Net income                                           $  (63,650)       $    2,822         $ (107,573)   $  85,093
Other comprehensive income(loss) , net of tax:
  Change in equity resulting from translation of
     financial statements into U.S. dollars                (198)            3,762              2,301        6,699
                                                       ---------        ---------         -----------   ---------
Comprehensive income                                   $(63,848)        $   6,584         $ (105,272)   $  91,792
                                                       =========        =========         ===========   =========

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 5 - SEGMENT INFORMATION

The Company operates in two geographic segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information was as follows:


                                              North             United
   Three Months Ended August 26,2000         America           Kingdom                    Total
   ---------------------------------         -------           -------                    -----
   Net  sales from external
   customers                               $2,516,715            $398,819                $2,915,534
   Intersegment net sales                      57,549                  --                    57,549
   Gross profit                               875,619             164,350                 1,039,969
   Income (loss) from operations              (73,817)              5,629                   (68,188)

   Three Months Ended August 28,1999
   ---------------------------------
   Net sales from external customers       $2,576,286            $375,351                $2,951,637
   Intersegment net sales                      56,394                   -                    56,394
   Gross profit                               967,792             158,747                 1,126,539
   Income (loss) from operations              (44,960)             55,426                    10,466

   Six Months Ended August 26,2000
   ---------------------------------
   Net sales from external customers       $4,904,186            $781,043                $5,685,229
   Intersegment net sales                     117,067                  --                   117,067
   Gross profit                             1,736,330             322,751                 2,059,081
   Income (loss) from operations             (113,099)             11,313                  (101,786)

   Six Months Ended August 28,1999
   ---------------------------------
   Net sales from external customers       $4,924,927            $732,570                $5,657,497
   Intersegment net sales                     106,415                  --                   106,415
   Gross profit                             1,797,145             302,213                 2,099,358
   Income (loss) from operations              (11,946)             93,043                    81,097

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


                                                               Three Months Ended                    Six Months Ended
                                                       August 26,2000      August 28,1999    August 26,2000         August28,1999
                                                       ----------------------------------    ------------------------------------
Numerator:
  Income available to common                              $(63,650)              $2,822         $(107,573)             $85,093
stockholders                                              ---------              ------         ----------             -------

Denominators:
  Denominator for basic earnings per share-               2,559,427           2,570,227          2,567,203           2,571,632
  weighted average shares outstanding
Effect of dilutive securities:
  Stock options                                                   -              90,941                  -              89,138
                                                                  -              ------                  -              ------

Denominator for diluted earnings per
share                                                     2,559,427           2,661,168          2,567,203           2,660,770
                                                          =========           =========          =========           =========

Basic earnings per share                                    $(0.02)               $0.00            $(0.04)               $0.03
                                                            =======               =====            =======               =====

Diluted earnings per share                                  $(0.02)               $0.00            $(0.04)               $0.03
                                                            =======               =====            =======               =====



NOTE 7 - ACQUISITION


Effective April 5, 2000, the Company purchased the remaining 25% interest which it did not previously own in its Langer Biomechanics Group (UK) Limited subsidiary for $80,000 cash and the issuance of 40,000 shares of common stock from treasury. The transaction is being accounted for as purchase and the excess cost over the fair value of net assets acquired is being amortized on a straight-line basis over a ten-year period. If the acquisition were assumed to have occurred at the beginning of fiscal 2000, the impact on the results of operations would not have been material.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 8 - SUBSEQUENT EVENT

On September 17, 2000, the Company entered into a letter of intent , dated September 14, 2000, with OrthoStrategies, Inc. ("OSI") pursuant to which OSI is to acquire the Company. The proposed acquisition will be in the form of a merger, with shareholders of the Company receiving $1.75 per share in cash. The purchase price per share is subject to adjustment, from a minimum of $1.73 to a cap of $1.81, depending upon the net worth and net working capital of the Company at the time of merger.

The proposed acquisition is subject to certain conditions, including, among others, the execution of a formal merger agreement , the obtaining of requisite financing by OSI, and the meeting of minimum net worth and net working capital parameters by the Company. After the execution of the contemplated merger agreement, the Company will hold a special meeting of its shareholders to vote upon the merger.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three and six months ended August 26, 2000 as compared with three and six months ended August 28, 1999.

REVENUES

Sales of $2,915,534 for the second quarter ended August 26, 2000 were $36,103 or 1.2% lower than the sales of $2,951,637 in the comparable prior-year quarter. The reduction in sales was principally due to a reduction in domestic sales of PPT and other materials as both domestic orthotic sales and UK sales increased over the prior year. Sales of $5,685,229 for the six months ended August 26, 2000 were $27,732 or less than 1% higher than prior-period's sales of $5,657,497. The increased sales for the six month period when compared to the comparable prior year period is principally due to increased sales in the Company's subsidiary in the United Kingdom partially offset by a reduction in domestic sales of PPT and other materials.

GROSS PROFIT

Gross profit as a percentage of sales for both the three month and six month periods ended August 26, 2000 was lower than the comparable periods in the prior year. For the three months ended August 26, 2000 gross profit as a percentage of sales decreased to 35.7% of sales from 38.2% in the comparable prior period. This reduction in margin resulted from lower productivity principally attributable to an increase in direct labor trainees as a percentage of the total direct labor workforce and to increased shipping expenses. For the six month period ended August 26, 2000, gross margin as a percentage of sales decreased to 36.2% from 37.1% in the comparable period in the prior year due to the lower margin in the quarter ended August 26, 2000 discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the recently ended quarter were $513,050 compared to $398,534 in the comparable prior-year period, an increase of $114,516 or 28.7%. This increase is due to an increase in domestic selling expense of $47,000 and an additional increase of $67,000 in the Company's UK subsidiary. Selling expenses for the six months ended August 26, 2000 were $1,020,330 compared to $764,530 in the comparable prior-year period, an increase of $255,800 or 33.5%. This increase is due to an increase in domestic selling expense of $127,000 and an additional increase of $128,000 in the Company's UK subsidiary. The domestic and UK selling expense increases for both periods presented are principally due to increased promotional activities designed to increase sales and market share, including the introduction of a catalogue in the UK, and increased salary and salary related costs in both locations.

General and administrative expenses for the recently ended quarter were $531,469 compared to $682,881 in the comparable prior-year period, a decrease of $151,412 or 22.1%. General and administrative expenses for the six months ended August 26, 2000 were $1,021,173 compared to $1,200,012 in the comparable prior-year period, a decrease of $178,839 or 14.9%. The general and administrative expenses decreases for both periods presented are principally due to reduced salary and salary related expenses and reduced consulting and other professional costs ; such costs were higher in the prior periods due to the expenses associated with the prior year management transition and operations clean-up.

RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred research and development expenses for the three and six month periods ended August 26, 2000 of $63,638 and $119,364 , respectively, as compared to $34,658 and $53,719 , respectively, for the three month and six month periods ended August 28, 1999. The increased expenditures for both periods presented were primarily attributable to on-going production automation activities and development efforts focused on the introduction of new products.

OTHER INCOME AND EXPENSES

Other income consists primarily of income generated from investments, service charge income generated from the Company's accounts receivable and seminar fees. Net other income was $7,038 for the second quarter of the current fiscal year as compared with $1,765 in the comparable prior year's quarter. This increase is principally due to the prior year period including a provision for minority interest in the earnings of the Company's UK subsidiary which became a wholly-owned subsidiary in the current year. For the six month periods, net other income was $(3,287) this year versus $20,175 in the prior year period. The prior year period included higher interest income associated with higher average cash balances and higher seminar fee revenue.

LIQUIDITY

At August 26, 2000 the Company's cash and cash equivalents were $636,870, a reduction of $281,245 from the balance at February 29, 2000 . The reduction in cash balances was primarily attributable to the Company's purchase of the remaining 25% interest which it did not previously own in its Langer Biomechanics Group (UK) Limited subsidiary, the purchase of treasury stock and the loss from operations.

The Company has a one year agreement for a revolving credit facility of $1,500,000, which expires November 30, 2000. The facility provides borrowings at an interest rate of prime plus 1/2 percent, from a bank, but to date the Company has not found it necessary to use this credit line. The agreement contains, among other items, restrictions relating to incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company. The Company also has a $500,000 equipment credit line with a bank to finance the long-term capital equipment needed to grow the Company's business. In December 1999, the Company borrowed $115,000 on this line to finance the acquisition of certain machinery and equipment. The loan bears interest at 9.5% per annum and requires 48 monthly payments of $2,396. At August 26, 2000, $98,000 was outstanding under this line. The Company has never borrowed on the revolving credit facility and management believes that its existing cash balances, funds generated from operations and the revolver will be adequate to meet cash needs

On September 17, 2000, the Company entered into a letter of intent , dated September 14, 2000, with OrthoStrategies, Inc. ("OSI") pursuant to which OSI is to acquire the Company. The proposed acquisition will be in the form of a merger, with shareholders of the Company receiving $1.75 per share in cash. The purchase price per share is subject to adjustment, from a minimum of $1.73 to a cap of $1.81, depending upon the net worth and net working capital of the Company at the time of merger.

The proposed acquisition is subject to certain conditions, including, among others, the execution of a formal merger agreement , the obtaining of requisite financing by OSI, and the meeting of minimum net worth and net working capital parameters by the Company. After the execution of the contemplated merger agreement, the Company will hold a special meeting of its shareholders to vote upon the merger.

RECENT PRONOUCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires that derivative instruments be measured at fair value and recognized as assets or liabilities in the Company's balance sheet. SFAS No. 133 ( as amended by SFAS No. 137 and 138) is effective for all quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the first quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 on the Company's results of operations and financial position.


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

Part II           OTHER INFORMATION

                        THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES



Item 4.  Submission of Matters to a Vote of Security-Holders.

         Reference is made to an annual meeting of shareholders held on August 2, 2000, where the following occurred:

         1. Stephen V. Ardia, Kenneth Granat, Justin Wernick and Thomas I. Altholz were re-elected as Directors.

         2. The votes cast, in person and by proxy, on the motion to elect directors were as follows:


                                               For         Withhold Authority
                  Stephen V. Ardia          2,338,393           139,656

                  Kenneth Granat            2,338,393           139,656

                  Dr. Justin Wernick        2,340,773           137,276

                  Thomas I. Altholz         2,338,393           139,656


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


                                         THE LANGER BIOMECHANICS GROUP, INC.
                                               -----------------------
                                                  (REGISTRANT)



DATE:  OCTOBER 2, 2000


                                         BY:    /s/   DANIEL J. GORNEY
                                               -----------------------
                                               DANIEL J. GORNEY
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)




                                         BY:   /s/   THOMAS G. ARCHBOLD
                                               -----------------------
                                               THOMAS G. ARCHBOLD
                                       CHIEF FINANCIAL OFFICER (PRINCIPAL
                                        FINANCIAL AND ACCOUNTING OFFICER)