Form 10-Q
period 2000-11-25
LANGER BIOMECHANICS GROUP INC
filed 2001-01-09
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended NOVEMBER 25, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-12991

                       THE LANGER BIOMECHANICS GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                        NEW YORK                       11-2239561
         -------------------------------------- ------------------------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization.)        Identification No.)

                    450 COMMACK ROAD, DEER PARK, NY       11729
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
                                 (631) 667-1200
               Registrant's telephone number, including area code

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

Common Stock, $.02 Par Value - 2,613,181 shares as of January 5, 2001.

                                      INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                                      PAGE
Item 1.    Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets - November 25, 2000 and February 29, 2000      3

                 Condensed Consolidated Statements of Operations --
                 Three and Nine Months ended November 25, 2000 and November 27, 1999                  4

                 Condensed Consolidated Statements of Cash Flows --
                 Nine Months ended November 25, 2000 and November 27, 1999                            5

                 Notes to Condensed Consolidated Financial Statements --
                 Three and Nine Months ended November 25, 2000                                   6 - 10

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                         11 - 13


PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                                             14

          Signatures                                                                                   15

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      NOVEMBER 25,2000  FEBRUARY 29,2000
                                                                      ----------------  ----------------
                                                                        (unaudited)
                        ASSETS
Current assets:
 Cash and cash equivalents                                              $   533,118      $   918,115
 Accounts receivable, net of allowance for
 doubtful accounts of $58,000 and $63,000, respectively                   1,630,521        1,316,530
 Inventories, net (Note 2)                                                1,121,466        1,189,384
 Prepaid expenses and other current assets                                  180,521          215,580
                                                                        -----------      -----------
Total current assets                                                      3,465,626        3,639,609
Property and equipment, net                                                 741,466          945,270
Other assets                                                                299,798          153,312
                                                                                         -----------
                                                                        -----------      -----------
Total Assets                                                            $ 4,506,890      $ 4,738,191
                                                                        ===========      ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt                                      $    28,750      $    28,750
 Accounts payable                                                           588,422          580,057
 Accrued liabilities:
 Accrued payroll and related payroll taxes                                  268,994          303,452
 Other current liabilities                                                  617,346          592,473
 Unearned revenue-current                                                   425,908          420,221
                                                                        -----------      -----------
Total current liabilities                                                 1,929,420        1,924,953


Accrued pension expense                                                      18,146           82,910
Unearned revenue-long-term                                                  105,112          104,380
Long-term debt                                                               64,688           81,458
Deferred income taxes                                                         7,236            8,167
                                                                        -----------      -----------
Total liabilities                                                         2,124,602        2,201,868
                                                                        -----------      -----------

Stockholders' equity :
   Common stock, $.02 par value. Authorized
     10,000,000 shares; Issued 2,680,281 shares and
     2,640,281, respectively                                                 53,207           52,806
   Additional paid-in capital                                             6,377,980        6,325,880
   Accumulated deficit                                                   (3,632,551)      (3,405,904)
   Accumulated other comprehensive loss                                    (300,891)        (300,266)
                                                                        -----------      -----------
                                                                          2,497,745        2,672,516
Less treasury stock at cost, 67,100 and 81,500 shares, respectively        (115,457)        (136,193)
                                                                        -----------      -----------
Total stockholders' equity                                                2,382,288        2,536,323
                                                                        -----------      -----------
Total Liabilities and Stockholders' Equity                              $ 4,506,890      $ 4,738,191
                                                                        ===========      ===========

See notes to condensed consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months Ended:                   Nine Months Ended:

                                             November 25, 2000  November 27, 1999  November 25, 2000  November 27, 1999
                                             -----------------  -----------------  -----------------  -----------------
Net sales (Notes 3 and 5)                       $ 3,006,195        $ 2,802,752        $ 8,691,424        $ 8,460,249
Cost of sales                                     1,954,993          1,767,469          5,581,141          5,325,608
                                                -----------        -----------        -----------        -----------

     Gross profit                                 1,051,202          1,035,283          3,110,283          3,134,641

Selling expenses                                    487,265            445,764          1,507,595          1,210,294
Research and development expenses                    83,982             29,393            203,346             83,112
General and administrative expenses                 463,742            632,404          1,484,915          1,832,416
                                                -----------        -----------        -----------        -----------

Income (loss) from operations                        16,213            (72,278)           (85,573)             8,819
                                                -----------        -----------        -----------        -----------

Other income (expense):
   Other income                                       9,311             14,614             10,990             51,110
   Interest expense                                  (3,797)              (808)           (13,951)            (4,265)
   Minority interest                                   --               (1,479)             5,188            (14,343)
   Proposed tender offer expenses                  (140,801)              --             (140,801)              --
                                                -----------        -----------        -----------        -----------

Other income (expense), net                        (135,287)            12,327           (138,574)            32,502
                                                -----------        -----------        -----------        -----------

Income (loss) before income taxes                  (119,074)           (59,951)          (224,147)            41,321
Provision for (benefit from) income taxes
   (Note 1)                                            --                 (189)             2,500             15,990
                                                -----------        -----------        -----------        -----------
Net income (loss)                               ($  119,074)       ($   59,762)       ($  226,647)       $    25,331
                                                ===========        ===========        ===========        ===========

Weighted average number of common
   shares used in computation of net
   income per share (Note 6):
       Basic                                      2,615,145          2,559,738          2,578,213          2,567,706
       Diluted                                    2,615,145          2,559,738          2,578,213          2,664,999

Net income (loss) per common share :

       Basic                                    $     (0.05)       $     (0.02)       $     (0.09)       $      0.01
                                                ===========        ===========        ===========        ===========
       Diluted                                  $     (0.05)       $     (0.02)       $     (0.09)       $      0.01
                                                ===========        ===========        ===========        ===========

See notes to condensed consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Nine Months Ended:

                                                             November 25,2000   November 27, 1999
                                                             ----------------   -----------------
Cash Flows From Operating Activities:

Net income                                                      $  (226,647)       $    25,331

Adjustments to reconcile net income to net cash
   used in operating activities:
   Deferred foreign taxes                                              (464)               (65)
   Depreciation and amortization                                    235,412            216,778
   Provision for doubtful accounts receivable                         1,949             14,360
Changes in operating assets and liabilities:
   Accounts receivable                                             (333,122)          (230,625)
   Inventories                                                       56,463           (273,668)
   Prepaid expenses and other assets                                 32,341           (129,927)
   Accounts payable and accrued liabilities                          31,332            136,981
   Net pension liability                                            (64,764)           (75,893)
   Unearned revenue                                                  13,198             57,840

                                                                -----------        -----------
Net cash used in operating activities                              (254,302)          (258,888)
                                                                -----------        -----------

Cash Flows From Investing Activities:
    Langer UK purchase                                             (145,138)
    Capital expenditures                                            (42,024)          (556,977)
                                                                -----------        -----------

      Net cash used in investing activities                        (187,162)          (556,977)
                                                                -----------        -----------

Cash Flows From Financing Activities:
    Repayments on equipment line                                    (16,770)              --
    Issuance of stock-UK purchase                                    65,139               --
    Treasury stock acquired                                         (80,213)           (44,577)
    Common stock options exercised                                   52,500             13,281
    Issuance of shares to directors                                  35,811               --
                                                                -----------        -----------
      Net cash provided by (used in) financing activities            56,467            (31,296)
                                                                -----------        -----------

Net decrease in cash and cash equivalents                          (384,997)          (847,161)

Cash and cash equivalents at beginning of period                    918,115          1,700,156

                                                                -----------        -----------
Cash and cash equivalents at end of period                      $   533,118        $   852,995
                                                                ===========        ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
         Interest expense                                       $     3,797        $     4,266
                                                                ===========        ===========
         Income taxes                                                              $      --
                                                                ===========        ===========

See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 25, 2000
                              AND NOVEMBER 27,1999


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

Operating results for the periods ended November 25, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001.

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

C)       Provision for Income Taxes

The provision for income taxes for the three months and nine months ended November 25, 2000 was based upon estimated minimum state income tax payments due for the year ended February 28, 2001. The provision for income taxes for three month and nine month periods ended November 27, 1999 were calculated at an effective annual tax rate of 4.5%, reflecting the utilization of available net operating loss carryforwards and also taking into account the "Alternative Minimum Tax". The provision for income taxes on foreign operations was estimated at 21%.

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

NOTE 2

The Company's inventories and cost of sales for the interim periods were based upon a physical inventory.

                                                November 25, 2000  February 29, 2000
                                                -----------------  -----------------
                                                  (Unaudited)
Inventories consist of:

Raw materials                                      $  846,328         $  762,282
Work-in-process                                        76,168             88,359
Finished goods                                        254,700            394,473
                                                   ----------         ----------

Total inventories                                   1,177,196          1,245,114
Less:  allowance for obsolescence                      55,730             55,730
                                                   ----------         ----------
Inventories,net                                    $1,121,466         $1,189,384
                                                   ==========         ==========

NOTE 3 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) is as follows:

                                                        Three Months Ended            Nine Months Ended
                                                    November 25,   November 27,   November 25,   November 27,
                                                        2000           1999           2000           1999
                                                     ---------      ---------      ---------      ---------
Net income (loss)                                    $(119,074)     $ (59,762)     $(226,647)     $  25,331
Other comprehensive income (loss), net of tax:
  Change in equity resulting from translation of
     financial statements into U.S. dollars             (2,926)         6,255           (625)           443
                                                     ---------      ---------      ---------      ---------

Comprehensive income (loss)                          $(122,000)     $ (53,507)     $(227,272)     $  25,774
                                                     =========      =========      =========      =========

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 5 - SEGMENT INFORMATION

The Company operates in two geographic segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information was as follows:

Three Months Ended November 25, 2000    North America    United Kingdom       Total
------------------------------------    -------------    --------------       -----
Net sales from external customers        $ 2,612,657      $   393,538     $ 3,006,195
Intersegment net sales                        68,432             --            68,432
Gross profit                                 880,261          170,941       1,051,202
Income (loss) from operations                (17,356)          33,569          16,213

THREE MONTHS ENDED NOVEMBER 27, 1999
Net sales from external customers        $ 2,443,599      $   359,153     $ 2,802,752
Intersegment net sales                        55,228             --            55,228
Gross profit                                 901,907          133,376       1,035,283
Income (loss) from operations                (87,109)          14,831         (72,278)

NINE MONTHS ENDED NOVEMBER 25, 2000
Net sales from external customers        $ 7,516,843      $ 1,174,581     $ 8,691,424
Intersegment net sales                       185,499             --           185,499
Gross profit                               2,616,591          493,692       3,110,283
Income (loss) from operations               (130,455)          44,882         (85,573)

NINE MONTHS ENDED NOVEMBER 27 ,1999
Net sales from external customers        $ 7,368,526      $ 1,091,723     $ 8,460,249
Intersegment net sales                       161,643             --           161,643
Gross profit                               2,699,052          435,589       3,134,641
Income (loss) from operations                (99,055)         107,874           8,819

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 6 - INCOME (LOSS) PER SHARE

Basic earnings per common share ("EPS") are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The following table provides reconciliation between basic and diluted earnings per share:

                                                              Three Months Ended                   Nine Months Ended
                                                    NOVEMBER 25, 2000  NOVEMBER 27, 1999  NOVEMBER 25, 2000  NOVEMBER 27, 1999
                                                    -----------------  -----------------  -----------------  -----------------
Numerator:
  Income (loss) available to common stockholders       $  (119,074)       $   (59,762)       $  (226,647)       $   25,331
                                                       -----------        -----------        -----------        ----------

Denominators:
  Denominator for basic income (loss) per share-
  weighted average shares outstanding                    2,615,145          2,559,738          2,578,213         2,567,706

Effect of dilutive securities:
  Stock options                                               --                 --                 --              97,293
                                                       ===========        ===========        ===========        ==========

Denominator for diluted income (loss) per share          2,615,145          2,559,738          2,578,213         2,664,999
                                                       ===========        ===========        ===========        ==========

Basic income (loss) per share                          $     (0.05)       $     (0.02)       $     (0.09)       $     0.01
                                                       ===========        ===========        ===========        ==========

Diluted income (loss) per share                        $     (0.05)       $     (0.02)       $     (0.09)       $     0.01
                                                       ===========        ===========        ===========        ==========

NOTE 7 - ACQUISITION

Effective April 5, 2000, the Company purchased the remaining 25% interest which it did not previously own in its Langer Biomechanics Group (UK) Limited subsidiary for $80,000 cash and the issuance of 40,000 shares of common stock from treasury. The transaction is being accounted for as purchase and the excess cost over the fair value of net assets acquired is being amortized on a straight-line basis over a ten-year period. If the acquisition were assumed to have occurred at the beginning of fiscal 2001, the impact on the results of operations would not have been material.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

NOTE 8 - PROPOSED TENDER OFFER

On September 17, 2000, the Company entered into a letter of intent, dated September 14, 2000, with OrthoStrategies, Inc. ("OSI") pursuant to which OSI was to acquire the Company. The proposed acquisition was to be in the form of a merger, with shareholders of the Company receiving $1.75 per share in cash. The purchase price per share was subject to adjustment, from a minimum of $1.73 to a cap of $1.81, depending upon the net worth and net working capital of the Company at the time of merger.

On November 13, 2000, the Company and OSI entered into a revised letter of intent, which amended the terms of the previously announced proposed acquisition by OSI and on December 27, 2000, the Company executed a Tender Offer Agreement (the "Agreement") with OSI. In lieu of a cash merger in which the Company shareholders would receive $1.75 per share in cash, the Agreement provides, subject to satisfaction of certain conditions, for the commencement of a cash tender offer by OSI for up to 75% of the outstanding shares of the Company for $1.525 per share, with a minimum tender condition of 51%. Shareholders holding an aggregate of 1,355,606 shares of common stock of the Company, representing 51.9% of the outstanding shares, have agreed to tender their shares in the tender offer. In addition, upon completion of the proposed tender offer, it is contemplated that all of the current directors of the Company would resign, to be replaced by Andrew H. Meyers and other designees of OSI. In addition, upon successful completion of the proposed tender offer, OSI would be issued an 180 day option to purchase up to 1,400,000 shares of the common stock of the Company, with an initial exercise price of $1.525 per share, rising up to $1.60 per share prior to expiration. The proceeds from this warrant, if exercised, are expected to be utilized for working capital and in connection with possible future acquisitions by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three and nine months ended November 25, 2000 as compared with three and nine months ended November 27, 1999.

REVENUES

Sales of $3,006,195 for the third quarter ended November 25, 2000 were $203,443 or 7.3% higher than the sales of $2,802,752 in the comparable prior-year quarter. The increased sales were principally due to higher unit volumes of orthotic sales both domestically and in the UK operation partially offset by a reduction in domestic sales of PPT and other materials. Sales of $8,691,424 for the nine months ended November 25, 2000 were $231,175 or 2.7% higher than prior-period's sales of $8,460,249. The increased sales for the nine month period when compared to the comparable prior year period are principally due to increased sales in the Company's subsidiary in the United Kingdom partially offset by a reduction in domestic sales of PPT and other materials.

GROSS PROFIT

Gross profit as a percentage of sales for both the three-month and nine-month periods ended November 25, 2000 was lower than the comparable periods in the prior year. For the three months ended November 25, 2000 gross profit as a percentage of sales decreased to 35.0% of sales from 36.9% in the comparable prior period. This reduction in margin resulted from lower productivity principally attributable to an increase in direct labor trainees as a percentage of the total direct labor workforce and to increased shipping expenses. For the nine month period ended November 25, 2000, gross margin as a percentage of sales decreased to 35.8% from 37.1% in the comparable period in the prior year due to the lower margin in the quarter ended November 25, 2000 discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the recently ended quarter were $487,265 compared to $445,764 in the comparable prior-year period, an increase of $41,501 or 9.3%. This increase is due to an increase in selling expense in the Company's UK subsidiary of $ 43,232 offset by a reduction in domestic selling expense of $(1,731). Selling expenses for the nine months ended November 25, 2000 were $1,507,595 compared to $1,210,294 in the comparable prior-year period, an increase of $297,301 or 24.6%. This increase is due to an increase in domestic selling expense of $125,285 and an additional increase of $172,016 in the Company's UK subsidiary. The domestic and UK selling expense increases for both periods presented are principally due to increased promotional activities designed to increase sales and market share, including the introduction of a catalogue in the UK, and increased salary and salary related costs in both locations.

General and administrative expenses for the recently ended quarter were $463,742 compared to $632,404 in the comparable prior-year period, a decrease of $168,662 or 26.7%. General and administrative expenses for the nine months ended November 25, 2000 were $1,484,915 compared to $1,832,416 in the comparable prior-year period, a decrease of $347,501 or 19.0%. The general and administrative expenses decreases for both periods presented are principally due to reduced salary and salary related expenses and reduced consulting and other professional costs; such costs were higher in the prior periods due to the expenses associated with the prior year management transition and operations clean-up.

RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred research and development expenses for the three and nine month periods ended November 25, 2000 of $83,982 and $203,346, respectively, as compared to $29,393 and $83,112, respectively, for the three month and nine-month periods ended November 27, 1999. The increased expenditures for both periods presented were primarily attributable to on-going production automation activities and development efforts focused on the introduction of new products.

OTHER INCOME AND EXPENSES

Other income consists primarily of income generated from investments, service charge income generated from the Company's accounts receivable and seminar fees. Net other income (expense) was $(135,287) for the third quarter of the current fiscal year as compared with $12,327 in the comparable prior year's quarter. For the nine month periods, net other income (expense) was $(138,574) this year versus $32,502 in the prior year period. The reductions in other income for both periods is principally due to $140,801 of expenses associated with the proposed tender offer discussed below.

LIQUIDITY

On September 17, 2000, the Company entered into a letter of intent, dated September 14, 2000, with OrthoStrategies, Inc. ("OSI") pursuant to which OSI was to acquire the Company. The proposed acquisition was to be in the form of a merger, with shareholders of the Company receiving $1.75 per share in cash. The purchase price per share was subject to adjustment, from a minimum of $1.73 to a cap of $1.81, depending upon the net worth and net working capital of the Company at the time of merger.

On November 13, 2000, the Company and OSI entered into a revised letter of intent, which amended the terms of the previously announced proposed acquisition by OSI, and on December 27, 2000, the Company executed a Tender Offer Agreement (the "Agreement") with OSI. In lieu of a cash merger in which the Company shareholders would receive $1.75 per share in cash, the Agreement provides, subject to satisfaction of certain conditions, for the commencement of a cash tender offer by OSI for up to 75% of the outstanding shares of the Company for $1.525 per share, with a minimum tender condition of 51%. Shareholders holding an aggregate of 1,355,606 shares of common stock of the Company, representing 51.9% of the outstanding shares, have agreed to tender their shares in the tender offer. In addition, upon completion of the proposed tender offer, it is contemplated that all of the current directors of the Company would resign, to be replaced by Andrew H. Meyers and other designees of OSI. In addition, upon successful completion of the proposed tender offer, OSI would be issued an 180 day option to purchase up to 1,400,000 shares of the common stock of the Company, with an initial exercise price of $1.525 per share, rising up to $1.60 per share prior to expiration. The proceeds from this warrant, if exercised, are expected to be utilized for working capital and in connection with possible future acquisitions by the Company.

At November 25, 2000 the Company's cash and cash equivalents were $533,118, a reduction of $384,997 from the balance at February 29, 2000. The reduction in cash balances was primarily attributable to the Company's purchase of the remaining 25% interest which it did not previously own in its Langer Biomechanics Group (UK) Limited subsidiary, the purchase of treasury stock and the loss from operations.

The Company has a one-year agreement for a revolving credit facility of $1,500,000, which was scheduled to expire November 30, 2000. This facility has been extended to the earlier of February 28, 2001 or the closing of the proposed tender offer. The facility provides borrowings at an interest rate of prime plus 1/2 percent, from a bank, but to date the Company has not found it necessary to use this credit line. The agreement contains, among other items, restrictions relating to incurrence of additional indebtedness and the payment of dividends. Additionally, the Company is required to maintain certain minimum financial ratios. Borrowings under this agreement are collateralized by substantially all of the assets of the Company. The Company also has a $500,000 equipment credit line with a bank to finance the long-term capital equipment needed to grow the Company's business. In December 1999, the Company borrowed $115,000 on this line to finance the acquisition of certain machinery and equipment. The loan bears interest at 9.5% per annum and requires 48 monthly payments of $2,396. At November 25, 2000, $93,188 was outstanding under this line.

At the closing of the proposed tender offer the Company will be required to repay any amounts outstanding under the equipment line and the remaining balance of the equipment line will be terminated. Additionally, the Company anticipates entering into a revolving credit arrangement with a different bank on terms substantially similar to the credit line discussed above. There is no guarantee that the Company will be able to obtain such a facility. The Company believes that its existing cash balances, funds generated from operations, and proceeds from the exercise of the option discussed above will be adequate to meet its working capital needs.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires that derivative instruments be measured at fair value and recognized as assets or liabilities in the Company's balance sheet. SFAS No. 133 (as amended by SFAS No. 137 and 138) is effective for all quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the first quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 on the Company's results of operations and financial position..

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Factors that might cause such differences include but are not limited to, product demand, the impact of competitive products and pricing and general business and economic conditions.

Part II  OTHER INFORMATION

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         27.      Financial Data Schedule

         (b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on September 21, 2000 to report the entering into of a letter of intent, dated September 14, 2000, with OrthoStrategies, Inc. ("OSI") pursuant to which OSI is to acquire the Company (the "Letter of Intent").The Company filed a report on Form 8-KA on September 22, 2000 to file as an exhibit the Letter of Intent.

         The Company filed a Report on Form 8-K on November 17, 2000 to report the entry into a non-binding Term Sheet dated November 10, 2000, with respect to a proposed tender offer for shares of the Company by OSI. The Term Sheet amends the previously announced proposed acquisition of the Company by OSI.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                         THE LANGER BIOMECHANICS GROUP, INC.


                                               -----------------------
                                                    (REGISTRANT)


DATE: JANUARY 5, 2001


                                              BY: /s/ DANIEL J. GORNEY
                                             --------------------------
                                                  DANIEL J. GORNEY
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)


                                             BY: /s/ THOMAS G. ARCHBOLD
                                          ---------------------------------
                                                 THOMAS G. ARCHBOLD
                                               CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)