Form 10-K
period 2001-02-28
LANGER BIOMECHANICS GROUP INC
filed 2001-05-29
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        ---------------------------------

      /x/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended FEBRUARY 28, 2001

                                       OR

     / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-12991

                       THE LANGER BIOMECHANICS GROUP, INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             NEW YORK                                   11-2239561
        ----------------                             -----------------
    (State or other jurisdiction                     (I.R.S. employer
  of incorporation or organization)               identification number)



                   450 COMMACK ROAD, DEER PARK, NEW YORK 11729
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

     Registrant's telephone number, including area code:    (631) 667-1200


        Securities registered pursuant to Section 12(b) of the Act: NONE


           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.02 PER SHARE
           -----------------------------------------------------------
                                 Title of Class

                              * * * * * * * * * * *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  x     NO
   ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of May 15, 2001 the aggregate market value of voting stock held by non-affiliates of the Registrant was $6,152,707, as computed by reference to the average bid and ask prices of the stock (4.48) multiplied by the number of shares of voting stock outstanding on May 15, 2001 held by non-affiliates (1,373,372).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 15, 2001.


CLASS OF COMMON STOCK         OUTSTANDING AT MAY 15, 2001
---------------------         ---------------------------
Common Stock, par value                 4,181,922  shares
$.02 per share


                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

The Langer Biomechanics Group, Inc. (or the "Company") is engaged in the design, manufacture and marketing of foot and gait-related biomechanical products. The Company's largest product line, custom-made, prescription orthotic devices, accounted for approximately 85% of revenues for the fiscal year ended February 28, 2001. Foot orthoses are contoured molds made from plastic, graphite, leather or composite materials, which are placed in patients' shoes to (i) correct or mitigate abnormalities in their gait and (ii) relieve symptoms associated with foot or postural malalignment. These devices function by maintaining the proper relationships between a patient's forefoot, rearfoot, leg and horizontal walking surface. To the Company's knowledge, it has the greatest overall unit volume and revenue in the custom foot orthoses industry. The Company's customers are primarily podiatrists, and also include orthopedists, physical therapists and Orthotic & Prosthetic ("O&P") centers.

     In addition to its line of orthotics products, the Company has developed and markets a number of other products that help treat biomechanical medical problems related to feet and gait, including PPT-Registered Trademark- Medical Grade Soft Tissue Supplement and CRS-Registered Trademark- Pediatric Counter Rotation Splint.

BACKGROUND AND RECENT DEVELOPMENTS

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

         Export and foreign sales constituted approximately 36%, 34% and 26% of revenues for the fiscal years ended February 28, 2001, and February 29, 2000 and February 28, 1999, respectively.

         Effective February 13, 2001, Andrew H. Meyers, Greg Nelson and Langer Partners LLC, and its designees ("Offerors"), acquired a controlling interest in the Company when they purchased 1,362,509 validly tendered shares of the Company at $1.525 per share, or approximately 51% of the then outstanding common stock of the Company, under the terms of a December 27, 2000 Tender Offer Agreement ( the "Tender"), under which the Offerors offered to purchase up to 75% of the Company's common stock. In order to provide the Company with adequate equity to maintain the Company's compliance with the listing requirements of the NASDAQ small cap market and to enable the Company to finance its ongoing operations as well as potentially take advantages of opportunities in the market place, in order to induce the Offerors to enter into ther Tender Offer Agreement, pursuant to its terms, the Offerors were granted 180 day options to purchase up to 1,400,000 shares of the Company's common stock, with an initial exercise price of $1.525 per share, rising up to $1.60 per share (the "Options"). These options have been recorded as a non-cash dividend of $3,206,000, the fair market value of the Option on the date of grant. Upon the closing of the Tender, the Board of Directors of the Company resigned in favor of Andrew H. Meyers (President and Chief Executive Officer), Burtt Ehrlich (Chairman of the Board), Jonathan R. Foster, Greg Nelson and Arthur Goldstein, and the Company issued a total of 120,000 options to the four new outside members of the Board of Directors in connection with their services on members of the Board.

         In connection with the Tender and the resultant change in control, the Company recorded costs and expenses of approximately $1,008,000. Please refer to Management's Discussion and Analysis for a further discussion of these charges.

         New management intends to expand the Company's business through internal growth and acquisitions of companies in the medical device area in the United States and Europe. Depending upon the opportunities available, the

Company may seek additional debt or equity financing. No assurances can be made that the Company will find or consummate such additional financing on terms acceptable to the Company.

         As part of the change in control, new management determined that the Company required additional cash to potentially take advantage of opportunities in the marketplace. On February 13, 2001, three Directors of the Company purchased 147,541 restricted shares at $1.525 for total proceeds of $225,000. On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for $2,135,0000, which was invested in the Company. Andrew H. Meyers converted an existing $500,000 loan plus accrued interest as partial proceeds toward the exercise of this Option. Prior to the exercise of this Option, the Company's net worth dropped below the minimum required levels for listing on NASDAQ. This shortfall has been fully remedied through the exercise of this Option and management anticipates that the Company will continue to meet the NASDAQ listing requirements.

CUSTOM ORTHOTIC DEVICES

         During the twelve months ended February 28, 2001, Langer's sales of custom biomechanical orthotic devices totaled $9,906,000, compared to $9,305,000 for the twelve months ended February 29, 2000. Increased revenue resulted from increased unit volume in both the Company's domestic operations and the United Kingdom subsidiary.

         Biomechanical orthotic devices help provide near normal function by maintaining the angular anatomical relationships between the patient's forefoot, rearfoot, leg and horizontal walking surface. This is achieved by the inherent contours of the neutral position shell of the device and by the angled posts on the front and/or rear ends that cause the orthotic device to move into specific positions at specific times during the gait cycle. Accordingly, muscle action is enhanced and the efficiency and smoothness of weight stress transmission through the feet and legs is improved. The result is a reduction of abnormal motion without total restriction of normal motion and an increase in foot and leg stability. Foot problems may be alleviated or eliminated, as may leg and back fatigue caused by improper muscle use. The formation and further growth of excrescences (e.g., corns, calluses, bunions) may be prevented, decreased in size or eliminated. Biomechanical orthotic devices can be fabricated with different functional capabilities and from various materials, depending upon the requirements of the patient.

         The Company has designed orthotic devices to address the needs of particular segments of the market. For example, the general interest in physical fitness has resulted in demand for orthotic devices and it has heightened the awareness of the importance of proper foot function and foot care. To address this segment of the market, the Company manufactures an extensive line of orthotics called Sporthotics-Registered Trademark-, designed for the specific needs of runners and other sport-specific athletes, including football, basketball and tennis players. Langer offers many specialized products including: Healthflex-Registered Trademark- (designed for the needs of aerobic dance, walking and exercise enthusiasts), DesignLine-Registered Trademark- (a functional orthotic designed to fit into dress shoes, such as high fashion shoes and loafers which cannot accommodate a full-size orthotic), DressFlex-Registered Trademark- (a unique patented proprietary device for use in women's high-heeled shoes.)

         While sales were primarily made to practitioners within the United States, the Company also sold its orthotic products in approximately thirty-two foreign countries. No single orthotic customer presently accounts for more than 1% of the Company's annual sales. The primary market for custom orthotic devices is podiatrists who prescribe such devices for their patients. There are approximately 14,000 practitioners of podiatry licensed in the United States. Orthotic devices are also sold to other health care professionals, such as orthopedists, physical therapists and orthotists/prosthetists engaged in the treatment of the foot and lower extremity.

         Langer makes orthotic devices in the Company's three facilities in Deer Park, New York; Brea, California; and Stoke-on-Trent, England. The prescribing practitioner furnishes plaster impression casts of the patient's feet and necessary clinical information on an appropriate prescription order form. The cost of the device to the patient is typically included by the practitioner as part of his fee for treatment. The Company does not sell the devices directly to the user-patient. In addition to its six-month warranty, an individual may purchase an optional "Protect Program" extended warranty. Under the program, the Company will repair or replace the orthotics at no charge, or at a reduced charge, during the first 24 months following sale.

         Another custom-made product line called "FirstChoice" was introduced in fiscal 1995 in order to address price-sensitive market areas, including managed care organizations. The product offering is limited to several basic products and has flat rate pricing. The manufacturing and service areas are also limited in order to reduce costs.

         In 2000, Langer launched its first prefabricated foot orthoses, called Contours-TM-. When cost is an issue for the patient, Contours provide an off-the-shelf option for practitioners treating patients with certain foot conditions. These prefabricated foot orthoses require no special casting by the practitioner and are sold to practitioners through Langer and its distributors. While the Company obtains a number of its fabrication materials from single sources, it has not experienced any significant shortages other than occasional backorders. In most cases, any needed materials can usually be obtained from an alternate distributor.

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

         The Company has developed and sells a variety of products fabricated from PPT including molded insoles, components for orthotic devices, laminated sheets, and diabetic products. Some manufacturing operations associated with these products are performed by outside vendors.

     Sales of PPT products for the twelve months ended February 28, 2001 were $1,240,000 versus $1,303,000 in the prior fiscal year. The decrease is primarily attributable to lower sales to domestic distributors.

         In 1993, the Company introduced a new generation of PPT, which independent tests show to have improved properties over competitive materials. The essential function of PPT and other soft tissue supplements is to provide protection against forces of pressure, shock and shear. The Company believes that PPT's characteristics make it a superior product in its field. PPT has a superior "memory" that enables it to return to its original shape faster and more accurately than other materials used for similar purposes. PPT is also odorless and non-sensitizing to the skin, and has a porosity that helps the skin to remain dry, cool and comfortable. These factors are especially important in sports medicine applications.

         Besides podiatric use, PPT is suitable for other orthopedic and medical-related uses such as liners for braces and prosthetics, as shock absorbers and generally in devices used in sports and physical therapy. The company is in the process of expanding its PPT product offering to include shoe inserts and braces marketing as PPTGel-TM-.

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

MARKETING

         The Company utilizes field sales representatives, targeting multi-practitioner facilities, in addition to trade shows, advertising, direct mail, educational sponsorships, public relations and maintenance marketing. The Company continues to emphasize customer service by maintaining a staff of customer service representatives at each of its facilities.

         The Company continues its focus on providing the education and training for healthcare practitioners who treat biomechanical problems of the lower extremity through seminar and in-service programs. A comprehensive program is offered in biomechanics, gait analysis and the cost-effectiveness of orthotic therapy.

         Management promotes awareness of orthotics through marketing and operational initiatives. A Volume Incentive Program ("VIP") along with practice building assistance is oriented toward helping practitioners expand the orthotic components of their practices and relationship building with Langer's customer base.

 RESEARCH AND DEVELOPMENT

         As of March 1, 1999, the Company established a Product Development department to explore new applications for existing products and ensure that the Company remains on the cutting edge of orthotic therapy. Research and development costs incurred during the twelve months ended February 28, 2001 were $252,000 compared to $149,000 in the prior fiscal year. This increase is principally due to increased consulting expenses and costs associated with potential new product introductions.

PATENTS AND TRADEMARKS

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

GOVERNMENTAL REGULATION

         Rules of the Food and Drug Administration ("FDA") may from time to time require the submission of a 510(k) notification of intent to market certain products. Upon submission of a 510(k), the FDA may determine the product to be substantially equivalent to products previously marketed in interstate commerce. The Company is not aware of any requirements to file any 510(k) notifications.

EMPLOYEES

         At March 1, 2001, the Company had 144 employees, of which 76 were located in Deer Park, New York, 38 in Brea, California, and 30 in
Stoke-on-Trent, England. The employees are not represented by a union.


CONSULTANTS AND FIELD EVALUATION FORCE

         The Company has oral or written agreements with three medical specialists with respect to their providing professional consultative services to the Company in their areas of specialization. Two of the consultants are on the faculties of podiatric medicine colleges in the United States.

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

ITEM 2. PROPERTIES

         The Company's executive offices, and its primary manufacturing facilities, are located in Deer Park, New York. The Deer Park facility is leased through July 31, 2005, with a four year extension option, and with monthly lease payments averaging $25,181. The Company also leases space in Brea, California (manufacturing facility) which principally expires on December 31, 2001, and with aggregate monthly lease payments of $9,205. The Company's United Kingdom subsidiary has a facility in Stoke-on-Trent, England which is leased through August 2004, with a five year extension option, with quarterly lease payments of $9,500 (at the current exchange rate). The Company believes that its manufacturing facilities are suitable and adequate and provide the productive capacity necessary for its current and reasonably foreseeable future manufacturing needs. The Company believes that while these manufacturing facilities are being adequately utilized, they could be more fully utilized (e.g. with extended night shift operations) should this become necessary.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

         The Registrant's common stock, par value $.02 per share ("Common Stock"), is traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol GAIT. The following table sets forth the high and low closing bid prices for the Common Stock for the fiscal years ended February 28, 2001 and February 29, 2000. The NASDAQ quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.



TWELVE MONTHS ENDED FEBRUARY 28, 2001                      HIGH         LOW
-------------------------------------                    --------     -------
    1st quarter                                            1-3/4       1-11/16
    2nd quarter                                          1-10/16         1-1/2
    3rd quarter                                          1-11/16         1-1/4
    4th quarter                                            5-1/8          1.00





TWELVE MONTHS ENDED FEBRUARY 29, 2000                      HIGH            LOW
-------------------------------------                    --------        -------
1st quarter                                                    2         1-1/4
2nd quarter                                              1-13/16         1-3/8
3rd quarter                                                    2         1-5/8
4th quarter                                              1-15/16       1-11/16




         Closing bid and ask prices on May 23, 2001 were $4.45 and $4.15, respectively. On February 28, 2001, there were approximately 300 holders of record of the Common Stock. However, this figure is exclusive of all owners whose stock is held beneficially or in "street" name. Based on information supplied by various securities dealers, the Company believes that there are in excess of 650 shareholders in total, including holders of record as well as those whose shares are beneficially held.

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

   ITEM 6.  SELECTED FINANCIAL DATA
       (In thousands, except for per share data)




                                                                          Fiscal Year Ended:
                                                        -----------------------------------------------------

        (In thousands, except for per share data)
                                                        Feb. 28,    Feb. 29,    Feb. 28,   Feb. 28,   Feb. 28,
                                                          2001        2000        1999       1998       1997
                                                        --------    --------    --------   --------   --------
   Consolidated Statement of Operations:
      Net sales                                          $11,642     $11,145     $10,307    $10,156   $10,515

      Change in control and restructuring expenses        (1,008)         --          --         --        --

      Operating (loss) profit                             (1,504)       (356)        105        316        271


      (Loss) income before income taxes                   (1,502)       (337)        329        370        331

      Provision for (benefit from) income taxes                4          (2)         25          5         28

      Net (loss) income                                    (1,506)      (335)        304        365        303

      Net income (loss) per common share:
           Basic                                            (0.58)     (0.13)       0.12       0.14       0.12
           Diluted                                          (0.58)     (0.13)       0.12       0.14       0.11
   Weighted average number of common shares:
           Basic                                            2,583      2,571       2,584       2,585     2,583
           Diluted                                          2,583      2,571       2,607       2,658     2,666

   Cash dividends per share                                    --         --          --          --         -



   Consolidated Balance Sheets:
                                                        Feb. 28,    Feb. 29,    Feb. 28,   Feb. 28,   Feb. 28,
                                                          2001        2000        1999       1998       1997
                                                        --------    --------    --------   --------   --------

      Working Capital
                                                              757      1,715       2,423      2,090      2,050

      Total Assets                                          4,554      4,738       5,125      4,848      4,445

      Long-term Liabilities
        (excluding current maturities)                        126        277         305        375        444

      Stockholders' Equity                                  1,599      2,536       2,934       2,663     2,291


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGE IN CONTROL:

         Effective February 13, 2001, Andrew H. Meyers, Greg Nelson and Langer Partners LLC, and its designees ("Offerors"), acquired a controlling interest in the Company when they purchased 1,362,509 validly tendered shares of the Company at $1.525 per share, or approximately 51% of the then outstanding common stock of the Company, under the terms of a December 27, 2000 Tender Offer Agreement ( the "Tender"). Pursuant to the terms of the Tender offer Agreement, the Offerors were granted an 180 day option to purchase up to 1,400,000 shares of the Company's common stock, with an initial exercise price of $1.525 per share, rising up to $1.60 per share (the "Options"). This Option has been recorded as a non-cash dividend of $3,206,000, the fair market value of the Option on the date of grant. Upon the closing of the Tender, the Board of Directors of the Company resigned in favor of Andrew H. Meyers (President and Chief Executive Officer), Burtt Ehrlich (Chairman of the Board), Jonathan R. Foster, Greg Nelson and Arthur Goldstein. In conjunction with the Tender, the Company issued a total of 120,000 options to the four new outside members of the Board of Directors.

         In connection with the Tender and the resultant change in control, the Company recorded expenses of approximately $1,008,000, which included legal fees of $263,000, valuation and consultant fees of $95,000, severance and related expenses for terminated employees and executives of approximately $236,000, and other costs directly attributable to the change in control of approximately $169,000. Additionally, as part of the change in control, a consulting firm, which was owned by the principal shareholder of Langer Partners LLC was granted 100,000 fully vested stock options with an exercise price of $1.525 per share. Accordingly, the Company immediately recognized the fair value of the option of $245,000 as consulting fees associated with these options.

         In connection with the Tender, the Company's existing revolving credit facility with a bank was terminated. In order to provide for the Company's short-term cash needs, in February 2001, the Company' Chief Executive Officer loaned the Company $500,000. As part of the change in control, new management determined that the Company required additional cash to potentially take advantage of opportunities in the marketplace. On February 13, 2001, three Directors of the Company purchased 147,541 restricted shares at $1.525 for total proceeds of $225,000. On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for $2,135,0000, which was invested in the Company. Andrew
H. Meyers, CEO, converted the $500,000 loan plus accrued interest as partial proceeds toward the exercise of this Option. Prior to the exercise of this Option, the Company's net worth dropped below the minimum required levels for listing on NASDAQ. This shortfall has been fully remedied through the exercise of this Option and management anticipates that the Company will continue to meet the NASDAQ listing requirements.

STATEMENTS OF OPERATIONS:

         The Company's net sales of $11,642,000 for the twelve months ended February 28, 2001 were 4.5 percent above net sales of $11,145,000 for the twelve months ended February 29, 2000. Net sales in fiscal 2000 were 8.1 percent above net sales of $10,307,000 for the twelve months ended February 28, 1999.

         Sales of orthotic products, which accounted for 85 percent of the Company's fiscal 2001 sales, increased by approximately $601,000 or 6.5 percent to approximately $9,906,000 in the most recent twelve-month period. The increased sales of orthotic products is principally due to increased unit volume resulting from increased marketing activities in both the Company's domestic operations as well as its United Kingdom operations. Sales of orthotic products in fiscal 2000 increased by $784,000 or 9.2 percent to $9,305,000 from fiscal 1999. Increased revenue resulted from increased unit volume resulting from increased marketing activities in both the Company's domestic operations as well as its United Kingdom operations.

         Sales of PPT (the Company's soft tissue supplement material) for the recent twelve months were $1,240,000, which decreased by $63,000 or 4.8 percent from sales in the prior fiscal year. The decrease in PPT sales is principally due to lower sales to domestic distributors. For the year ended February 29, 2000, sales were $1,303,000, representing a 2.7 percent increase from the prior year. The increase in PPT sales over the prior fiscal year was principally due to increased European sales.

         Gross profit (net sales less cost of sales) as a percentage of sales decreased from 35.5 percent for the twelve months ended February 29, 2000 to
32.5 percent for the recent twelve-month period. The decrease in the gross profit percentage was primarily the result of increased shipping expenses, a provision for obsolete and slow moving inventory of approximately $138,000 and lower productivity principally attributable to an increase in direct labor trainees as a percentage of the total direct labor workforce. Gross profit as a percentage of sales decreased from 36.4 percent for the twelve months ended February 28, 1999 to 35.5 percent for the year-end February 29, 2000. The decreased gross profit percentage was primarily the result of increased overhead costs.

         For the current fiscal year, selling expenses increased by $305,000 (or
17.8 percent), and general and administrative expenses decreased by $448,000 (or
18.2 percent), compared to the prior twelve-month period. The increase in selling expenses is primarily due to increased salary and travel expenses and increased promotional activities focused on increasing market share and future sales. The decrease in general and administrative expenses is principally due to decreased professional fees and travel expenses. For the twelve-month period ended February 29, 2000, selling expenses increased by $308,000, and general and administrative expenses increased by $214,000, compared to the prior twelve-month period. The increase in selling expenses was driven by increased salary and travel expenses and increased commissions associated with the increased sales and increased promotional activities. The increase in general and administrative expenses was principally due to increased professional fees and travel expenses.

         Research and development costs incurred during the twelve months ended February 28, 2001 were $252,000 compared to $149,000 in the prior fiscal year. This increase is principally due to increased consulting expenses and costs associated with potential new product introductions. The Company incurred no research and development expenses in fiscal 1999.

         As discussed above, the Company incurred approximately $1,008,000 of change in control and restructuring costs during fiscal 2001.

         Other income for fiscal 2001 decreased to ($2,000) from $19,000 in the prior year principally due to decreased interest income of approximately $28,000 resulting from reduced cash balances for investment and increased interest expense of approximately $13,000 on the installment note used to finance equipment purchases in the prior year. Other income for fiscal year 2000 was ($11,000) as compared to $208,000 in the prior fiscal year. The significant decrease is due to an insurance claim settlement received in 1999 for a fire at the main production facility several years ago.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital as of February 28, 2001 decreased $958,000 to $757,000 from $1,715,000 at February 29, 2000 and cash balances at February 28, 2001 of $869,000 were $49,000 below the prior year-end balance of $918,000. During the past year, the working capital decreased as a result of the loss from operations, the costs associated with the change-in-control discussed above, and the purchase of the remaining 25% interest in the Company's Langer Biomechanics Group (UK) Limited subsidiary for $80,000 cash and the issuance of 40,000 shares from treasury. Additionally, the Company purchased approximately $80,000 of its common stock in the open market.

         In connection with the Tender, the Company's existing revolving credit facility with a bank was terminated. In order to provide for the Company's short-term cash needs, in February 2001, the Company's Chief Executive Officer loaned the Company $500,000 evidenced by a promissory note, bearing interest at prime plus 1%, which is due August 31, 2001, subject to prepayment under certain conditions. Upon exercise of the Options on May 11, 2001, the principal amount of the loan, together with accrued interest in the amount of $11,112 exchanged as partial consideration for the payment of the shares of stock. On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for $2,135,0000, which was invested in the Company.

         At February 28, 2001, $81,458 was outstanding on an $115,000 installment note to finance the acquisition of certain machinery and equipment in the prior year. As a result of the Tender, this note became due and payable and accordingly, has been classified as current. This note was repaid in March 2001. The loan bore interest at 9.5% per annum and required 48 monthly payments of $2,396.

         Repurchases of the Company's common stock may be made from time to time in the open market at prevailing prices or in privately negotiated transactions, subject to available resources. The Company may also finance acquisitions of other companies or product lines in the future from existing cash balances and, from borrowings from institutional lenders, and/or the public or private offerings of debt or equity securities. Management believes that its existing cash balances, funds generated from operations and the proceeds from the exercise of the Options discussed above will be adequate to meet the Company's cash needs during the fiscal year ending February 28, 2002.

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

Not applicable.
               -

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Begins on the next page.

                    THE LANGER BIOMECHANICS GROUP, INC.
                             AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                                                       PAGE
                                                                                       ----
Independent Auditors' Report                                                            14

Consolidated Financial Statements:

   Consolidated Balance Sheets as of February 28, 2001 and February 29, 2000            15

   Consolidated Statements of Operations for the years ended February 28, 2001,
      February 29, 2000 and February 28,1999                                            16

   Consolidated Statements of Stockholders' Equity for the years ended
      February 28, 2001, February 29, 2000 and February 28, 1999                        17

   Consolidated Statements of Cash Flows for the years ended
      February 28, 2001, February 29, 2000 and February 28, 1999                        18

Notes to Consolidated Financial Statements                                            19 - 29


Consolidated Financial Statement Schedule II -
   Valuation and Qualifying Accounts for the years ended
   February 28, 2001, February 29, 2000 and February 28, 1999                           30

All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of The Langer Biomechanics Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Langer Biomechanics Group, Inc. and subsidiaries (the "Company") as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 2001. Our audits also included the consolidated financial statement schedule listed in the foregoing index for the three years in the period ended February 28, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2001 and February 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Jericho, New York
May 14, 2001

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                            2001             2000
                                                            ----             ----
Assets
Current assets:
   Cash and cash equivalents                            $    868,846    $    918,115
   Accounts receivable, net of allowance for
   doubtful accounts of approximately
  $58,000 in 2001 and $63,000 in 2000                      1,542,464       1,316,530
   Inventories, net (Note 4)                                 973,863       1,189,384
   Prepaid expenses and other current receivables            200,839         215,580
                                                        ------------    ------------
        Total current assets                               3,586,012       3,639,609
   Property and equipment, net (Note 5)                      683,501         945,270
   Other Assets (Note 9)                                     284,706         153,312
                                                        ------------    ------------
        Total Assets (Note 13)                          $  4,554,219    $  4,738,191
                                                        ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                     $    652,974    $    580,057
   Accrued liabilities(Note 6)                             1,166,162         895,925
   Current portion of long-term debt (Note 13)               581,458          28,750
   Unearned revenue (Note 1)                                 428,133         420,221
                                                        ------------    ------------
        Total current liabilities                          2,828,727       1,924,953

   Accrued pension expense (Note 9)                           13,118          82,910
   Unearned revenue (Note 1)                                 104,381         104,380
   Long-term debt (Note 13)                                     --            81,458
   Deferred income taxes (Note 7)                              8,662           8,167
                                                        ------------    ------------
        Total liabilities                                  2,954,888       2,201,868
                                                        ------------    ------------

Commitments and Contingencies (Note 8)

Stockholders' equity (Note 10):
   Common stock, $.02 par value. Authorized
     10,000,000 shares; issued 2,849,022
     shares in 2001 and 2,640,281 shares in 2000              56,981          52,806
   Additional paid-in capital                             10,086,555       6,325,880
   Accumulated deficit                                    (8,118,291)     (3,405,904)
   Accumulated other comprehensive loss (Note 9)            (310,457)       (300,266)
                                                        ------------    ------------
                                                           1,714,788       2,672,516
   Less treasury stock at cost, 67,100 shares in 2001
            and 81,500 in 2000                              (115,457)       (136,193)
                                                        ------------    ------------
        Total stockholders' equity                         1,599,331       2,536,323
                                                        ------------    ------------
        Total Liabilities and Stockholders' Equity      $  4,554,219    $  4,738,191
                                                        ============    ============

See accompanying notes to consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                           2001             2000            1999
                                                       ------------    ------------    ------------
Net sales (Note 11)                                    $ 11,642,152    $ 11,145,054    $ 10,307,114
Cost of sales                                             7,862,998       7,186,446       6,557,200
                                                       ------------    ------------    ------------
    Gross profit                                          3,779,154       3,958,608       3,749,914

Selling expenses                                          2,011,390       1,706,879       1,399,339
Research and development expenses                           252,345         148,710            --
General and administrative expenses                       2,010,905       2,459,079       2,245,467
Change in control and restructuring expenses (Note 2)     1,008,081
                                                       ------------    ------------    ------------

Operating (loss) income                                  (1,503,567)       (356,060)        105,108
                                                       ------------    ------------    ------------

Other income (expense):
    Interest income                                           3,440          31,032          43,958
    Interest expense                                        (20,062)         (6,711)        (11,303)
    Minority interest                                         5,188           5,240         (16,030)
    Other (Note 11)                                          13,141         (10,499)        208,070
                                                       ------------    ------------    ------------

Other income (expense), net                                   1,707          19,062         224,695
                                                       ------------    ------------    ------------

(Loss) income before income taxes                        (1,501,860)       (336,998)        329,803
 Provision for (benefit from) income taxes (Note 7)           4,527          (1,724)         25,313
                                                       ------------    ------------    ------------
    Net (loss) income                                  $ (1,506,387)   $   (335,274)   $    304,490
                                                       ------------    ------------    ------------

Weighted average number of common shares used
  in computation of net (loss) income per share:
       Basic                                              2,582,615       2,571,004       2,584,336
       Diluted                                            2,582,615       2,571,004       2,607,285

Net (loss) income per common share:
       Basic                                           $      (0.58)   $      (0.13)   $       0.12
                                                       ============    ============    ============
       Diluted                                         $      (0.58)   $      (0.13)   $       0.12
                                                       ============    ============    ============

See accompanying notes to consolidated financial statements.

          THE LANGER BIOMECHANICS GROUP, INC AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                                                                     Accumulated Other
                                                                                                    Comprehensive Income
                                  Common Stock                                                            (Loss)
                               -------------------                                              ----------------------------
                                                                   Additional                      Foreign        Minimum
                                                      Treasury      Paid-in        Accumulated     Currency       Pension
                                Shares      Amount     Stock        Capital          Deficit      Translation     Liability
----------------------------------------------------------------------------------------------------------------------------
Balance at March 1, 1998       2,585,281    $51,706                   $6,277,543   ($3,375,120)    ($49,571)      ($241,828)
Comprehensive income:
   Net income for 1999                                                                 304,490
   Foreign currency
      adjustment                                                                                      2,676
   Minimum pension
      liability
      adjustment                                                                                                    (10,476)

Total comprehensive
 income
Treasury stock acquired                                 ($39,350)
Issuance of stock                 12,000        240                       13,260
Exercise of stock options          1,000         20                          761
----------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1999   2,598,281     51,966      (39,350)      6,291,564    (3,070,630)     (46,895)       (252,304)
Comprehensive income:
   Net loss for 2000                                                                  (335,274)
   Foreign currency
      adjustment                                                                                       (612)
   Minimum pension
      liability
      adjustment                                                                                                       (455)
Total comprehensive
 income
Treasury stock acquired                                  (96,843)

Exercise of stock options         42,000        840                       34,316
----------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 2000   2,640,281     52,806     (136,193)      6,325,880    (3,405,904)     (47,507)       (252,759)
Comprehensive income:
   Net loss for 2001                                                                (1,506,387)
   Foreign currency
      adjustment                                                                                     (5,227)

   Minimum pension
      liability
      adjustment                                                                                                     (4,964)
Total comprehensive income
Issuance of stock                147,541      2,951                      222,049
Issuance of shares from
 treasury                                                100,949
Non-cash dividend                                                      3,206,000    (3,206,000)
Treasury stock acquired                                  (80,213)
Issuance of stock options
 for consulting services                                                 245,000

Exercise of stock options         61,200      1,224                       87,626
----------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 2001   2,849,022    $56,981    ($115,457)    $10,086,555   ($8,118,291)    ($52,734)      ($257,723)
============================================================================================================================


                                                            Total
                                  Comprehensive          Stockholders'
                                     Income                Equity
----------------------------------------------------------------------
Balance at March 1, 1998                                  $2,662,730
Comprehensive income:
   Net income for 1999              $304,490
   Foreign currency
      adjustment                       2,676
   Minimum pension
      liability
      adjustment                     (10,476)
                                  ----------

Total comprehensive
 income                             $296,690                 296,690
                                  ----------
Treasury stock acquired                                      (39,350)
Issuance of stock                                             13,500
Exercise of stock options                                        781
                                                           ---------
Balance at February 28, 1999                               2,934,351
Comprehensive income:
   Net loss for 2000               $(335,274)
   Foreign currency
      adjustment                        (612)
   Minimum pension
      liability
      adjustment                        (455)
                                  ----------
Total comprehensive
 income                            $(336,341)               (336,341)
                                  ----------
 Treasury stock acquired                                     (96,843)

Exercise of stock options                                     35,156
                                                           ---------
Balance at February 29, 2000                               2,536,323
Comprehensive income:
   Net loss for 2001             $(1,506,387)
   Foreign currency
      adjustment                      (5,227)

   Minimum pension
      liability
      adjustment                     (4, 964)
                                  ----------
Total comprehensive income       ($1,516,578)             (1,516,578)
                                  ----------
Issuance of stock                                            225,000
Issuance of shares from
treasury                                                     100,949
Non-cash dividend                                               -
Treasury stock acquired                                      (80,213)
Issuance of stock options
 for consulting services                                     245,000

Exercise of stock options                                     88,850
                                                          ----------

Balance at February 28, 2001                              $1,599,331
                                                          ==========

See accompanying notes to consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                                            2001                 2000                 1999
                                                                           ------               ------               ------
   Cash Flows From Operating Activities:

   Net (loss) income                                                    $(1,506,387)          $(335,274)          $  304,490

   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
     Deferred foreign tax provision (benefit)                                   976               3,028                 (135)
     Depreciation and amortization                                          301,902             301,469              213,536
     Provision for doubtful accounts receivable                              19,000              31,167               59,788
     Issuance of stock options for consulting services                      245,000                   -                    -
   Changes in operating assets and liabilities:
     Accounts receivable                                                   (262,412)             44,089              (91,260)
     Inventories                                                            206,813            (158,572)               9,294
     Prepaid expenses and other assets                                       26,106             (48,806)             152,831
     Accounts payable and accrued liabilities                               367,861             (43,490)             102,290
     Net pension liability                                                  (73,844)           (112,344)             (28,041)
     Unearned revenue                                                        14,399              65,195              (79,468)
                                                                        ------------        ------------          -----------
   Net cash (used in) provided by operating activites                      (660,586)           (253,538)             643,325
                                                                        ------------        ------------          -----------
   Cash Flows From Investing Activities -
     Langer UK purchase                                                    (145,138)                  -                    -
     Capital expenditures                                                   (49,381)           (577,024)            (107,146)
                                                                        ------------        ------------          -----------
        Net cash used in investing activities                              (194,519)           (577,024)            (107,146)
                                                                        ------------        ------------          -----------
   Cash Flows From Financing Activities:
     Common stock options exercised                                          88,850              35,156                  781
     Issuance of common stock                                               260,810                   -               13,500
     Treasury stock acquired                                                (80,213)            (96,843)             (39,350)
     Proceeds from issuance of debt                                         500,000             115,000                    -
     Payments on debt                                                       (28,750)             (4,792)                   -
     Issuance of common stock-UK purchase                                    65,139                   -                    -
                                                                        ------------        ------------          -----------
        Net cash provided by (used in) financing activites                  805,836              48,521              (25,069)
                                                                        ------------        ------------          -----------
   Net (decrease) increase  in cash and cash equivalents                    (49,269)           (782,041)             511,110
   Cash and cash equivalents at beginning of year                           918,115           1,700,156            1,189,046
                                                                        ------------        ------------          -----------
   Cash and cash equivalents at end of year                             $   868,846          $  918,115           $1,700,156
                                                                        ============        ============          ===========
   Supplemental Disclosures of Cash Flow Information-
        Cash paid during the year for:

          Interest                                                          $17,663              $6,711           $   11,303
                                                                        ============        ============          ===========
          Income taxes                                                       $2,348              $8,500           $    5,600
   Non-cash Financing Activities-                                       ============        ============          ===========
          Issuance of stock options due to change in control            $ 3,206,000                   -                    -
                                                                        ============        ============          ===========

          See accompanying notes to consolidated financial statements.

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


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

         Leasehold improvements      Lesser of 5 years or life of lease
         Machinery and equipment     5 - 10 years
         Office equipment            3 - 10 years
         Automobiles                 3 - 5 years

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

(k)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     At February 28, 2001 and February 29, 2000, the carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity. The carrying value of long-term debt at February 29, 2000 also approximated fair value based on borrowing rates currently available to the Company for debt with similar terms.

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

(m)  RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

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

(2)  CHANGE IN CONTROL AND RESTRUCTURING EXPENSES

Effective February 13, 2001, Andrew H. Meyers, Greg Nelson and Langer Partners LLC, and its designees ("Offerors"), acquired a controlling interest in the Company when they purchased 1,362,509 validly tendered shares of the Company at $1.525 per share, or approximately 51% of the then outstanding common stock of the Company, under the terms of a December 27, 2000 Tender Offer Agreement ( the "Tender"), under which the Offerors offered to purchase up to 75% of the Company's common stock. In order to provide the Company with adequate equity to maintain the Company's compliance with the listing requirements of the NASDAQ small cap market and to enable the Company to finance its ongoing operations as well as potentially take advantages of opportunities in the market place, in order to induce the Offerors to enter into ther Tender Offer Agreement, pursuant to its terms, the Offerors were granted 180 day options to purchase up to 1,400,000 shares of the Company's common stock, with an initial exercise price of $1.525 per share, rising up to $1.60 per share (the "Options"). These Options have been recorded as a non-cash dividend of $3,206,000, the fair market value of the Option on the date of grant. Upon the closing of the Tender, the Board of Directors of the Company resigned in favor of Andrew H. Meyers (President and Chief Executive Officer), Burtt Ehrlich (Chairman of the Board), Jonathan R. Foster, Greg Nelson and Arthur Goldstein. The Company issued 30,000 non-qualified options at $1.525 to each of the four new outside members of the Board of Directors in connection with their service as members of the Board.

In connection with the Tender and the resultant change in control, the Company recorded expenses of approximately $1,008,000, which included legal fees of $263,000, valuation and consultant fees of $95,000, severance and related expenses for terminated employees and executives of approximately $236,000, and other costs directly attributable to the change in control of approximately $169,000. As part of the change in control, a consulting firm, which is owned by the sole manager and voting member of Langer Partners LLC, a principal shareholder of the Company, was granted 100,000 fully vested stock options with an exercise price of $1.525 per share. Accordingly, the Company immediately recognized the fair value of the option of $245,000 as consulting fees associated with these options.

Upon closing of the Tender and the resultant change in control, the Company's existing revolving credit facility with a bank was terminated. In order to provide for the Company's short-term cash needs, in February 2001, the Company's Chief Executive Officer loaned the Company $500,000 (see note 13). As part of the change in control, new management determined that the Company required additional cash to potentially take advantage of opportunities in the marketplace. On February 13, 2001, three Directors of the Company purchased 147,541 restricted shares at $1.525 for total proceeds of $225,000.

On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for $2,135,0000, which was invested in the Company. Andrew H. Meyers, CEO, converted the $500,000 loan plus accrued interest as partial proceeds toward the exercise of these Options.

(3)   ACQUISITION

Effective April 5, 2000, the Company purchased the remaining 25% interest, which it did not previously own, in its Langer Biomechanics Group (UK) Limited subsidiary for $80,000 cash and the issuance of 40,000 shares of common stock from treasury. Such shares were valued at $65,139, representing the market value of the Company's common stock at the date of the transaction. The transaction was accounted for as a purchase and the excess cost over the fair value of net assets acquired of $145,993 is being amortized on a straight-line basis over a ten-year period. Amortization expense for 2001 was $7,300. If the acquisition were assumed to have occurred at the beginning of fiscal 2000, the impact on the results of operations would not have been material.

(4)  INVENTORIES

     Inventories consist of the following at February 28, 2001 and February 29,2000:

                                                             2001             2000
                                                       -------------    -------------
              Raw materials                            $     795,111    $     762,282
              Work-in-process                                107,006           88,359
              Finished goods                                 265,069          394,473
                                                       -------------    -------------
              Total inventories                            1,167,186        1,245,114
              Less allowance for obsolescence                193,323           55,730
                                                       -------------    -------------
              Net inventories                          $     973,863    $   1,189,384
                                                       =============    =============

(5)  PROPERTY AND EQUIPMENT

     Property and equipment, at cost, is comprised of the following at February 28, 2001 and February 29, 2000:

                                                                           2001             2000
                                                                     -------------    -------------
              Leasehold improvements                                 $     584,708    $     592,570
              Machinery and equipment                                      953,395          949,091
              Office equipment                                           2,182,760        2,168,645
              Automobiles                                                   39,750           34,712
                                                                     -------------    -------------
                                                                         3,760,613        3,745,018
              Less accumulated depreciation and amortization             3,077,112        2,799,748
                                                                     -------------    -------------
              Property and equipment, net                            $     683,501    $     945,270
                                                                     =============    =============

(6)  OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following at February 28, 2001 and February 29, 2000:

                                                                           2001             2000
                                                                     -------------    -------------
              Accrued payroll and related payroll taxes              $     339,168    $     303,452
              Sales credits payable                                        105,405          104,134
              Other                                                        721,589          488,339
                                                                     -------------    -------------
              Total other accrued liabilities                        $   1,166,162    $     895,925
                                                                     ==============   =============

 (7)  INCOME TAXES

      The provision for (benefit from) income taxes is comprised of the following for the years ended February 28, 2001, February 29, 2000 and February 28,1999:

                                                                 2001              2000             L999
                                                              -----------        ----------       -----------
         Current:
              Federal                                         $        -         $  1,500        $   (2,500)
              State                                                5,000           (7,200)            9,000
              Foreign                                             (1,774)             948            18,948
                                                              -----------       ----------       -----------
                                                                   3,226           (4,752)           25,448
         Deferred -  Foreign                                       1,301            3,028              (135)
                                                              -----------       ----------       -----------
                                                              $    4,527        $  (1,724)       $   25,313
                                                              ===========       ==========       ===========

      As of February 28, 2001, the Company has net Federal tax operating loss carryforwards of approximately $3,773,000, which may be applied against future taxable income and expire from 2002 through 2013. The Company also has available tax credit carryforwards of approximately $141,000.

The following is a summary of deferred tax assets and liabilities as of February 28, 2001 and February 29, 2000:

                                                                   2001              2000
                                                              -------------     -------------
         Current deferred tax assets                          $     202,389     $     148,458
                                                              -------------     -------------
         Non-current:
         Deferred tax assets                                      1,436,591         1,094,201
         Deferred tax liability                                      (8,662)           (8,167)
                                                              -------------     --------------
         Non-current deferred tax assets, net                     1,427,929         1,086,034
                                                              -------------     -------------
         Total deferred tax assets, net                           1,630,318         1,234,492
         Valuation allowance                                     (1,638,980)       (1,242,659)
                                                              -------------     -------------
         Net                                                  $      (8,662)    $      (8,167)
                                                              =============     ==============

The following is a summary of the domestic and foreign components of (loss) income before taxes for the years ending February 28, 2001, February 29, 2000 and February 28, 1999:

                                                  2001              2000             1999
                                               ----------        ---------        ----------
              Domestic                         $(1,466,510)      $(325,254)       $  262,792
              Foreign                              (35,350)        (11,744)           67,011
                                               ------------      ----------       ----------
                                               $(1,501,860)      $(336,998)       $  329,803
                                               ============      ==========       ==========

The current deferred tax assets primarily relate to deferred revenue, inventory and accounts receivable reserves, accrued pension and accrued vacation. The non-current deferred tax assets are primarily composed of deferred revenue and Federal net operating loss carryforwards. The non-current deferred tax liability is primarily composed of excess tax depreciation over book depreciation and is entirely related to foreign operations. The increase in the valuation allowance during fiscal 2001 resulted from the creation of additional net operating loss carryforwards not recognized for financial statement purposes. Future utilization of these net operating loss carryforwards will be limited under existing tax law due to the change in control of the Company (Note 2).

The Company's effective provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:

                                                    FEBRUARY 28,          FEBRUARY 29,            FEBRUARY 28,
                                                       2001                  2000                    1999
                                                ------------------     ------------------     -------------------
                                                AMOUNT         %       AMOUNT         %        AMOUNT          %
                                                ------       -----     ------       -----     ---------   -------
      Provision at Federal
        statutory rate                      $  (510,633)     (34.0)% $(114,579)      34.0%    $ 112,133     34.0%
      Increase (decrease) in taxes
        resulting from:
          State income taxes, net of
          Federal benefit                         3,300         .2      (4,752)      (1.4)        9,000      2.7
      Foreign taxes                              11,546         .8       7,969        2.3        18,813      5.7
      (Use) creation of net operating
        loss carryforwards                      500,314       33.3     109,638       32.6      (114,633)   (34.7)
                                            -----------     ------   ---------     ------     ---------   ------
      Effective tax rate                    $     4,527         .3%  $  (1,724)      (0.5)%   $  25,313      7.7%
                                            ===========     ======   ===========   =========  =========   ======

 (8)  COMMITMENTS AND CONTINGENCIES

      (a) LEASES

          Certain of the Company's facilities and equipment are leased under noncancellable operating leases. Rental expense amounted to $496,401, $449,754 and $430,345 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

          The following is a schedule, by fiscal year, of future minimum rental payments required under operating leases as of February 28, 2001:

           FISCAL YEAR ENDING FEBRUARY:                          AMOUNT
           ---------------------------                       --------------
                   2002                                      $   463,232
                   2003                                          359,002
                   2004                                          351,506
                   2005                                          341,580
                   2006                                          192,522
                                                              -------------
                   Total                                      $1,707,842
                                                              =============

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

          3. An agreement with a licensor to pay a royalty of $.85 for every positive mold used in the manufacture of custom orthotics generated by the proprietary software developed by the licensor. Additionally, the Company has an exclusive license expiring in June 2001 with this licensor for the custom manufacture of footbed products requiring an annual royalty of $42,500. The Company has not manufactured any product under this license and has notified the licensor that it will not renew its exclusive license and has charged the remaining obligation of $14,167 to restructuring expense.

          Royalties under the above-mentioned agreements aggregated $79,138, $34,285 and $34,095 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

(9)   PENSION PLAN AND 401(k) PLAN

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

      The following table sets forth the Company's defined benefit plan status at February 28, 2001 and February 29, 2000, determined by the plan's actuary in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions", as amended by SFAS No. 132:

                                                                                      2001             2000
                                                                                -------------    -------------
         Projected benefit obligation                                           $    (455,334)   $    (438,900)
         Plan assets at fair market value (primarily bond mutual funds)               442,216          355,990
                                                                                -------------    -------------

         Projected benefit obligation in excess of plan assets                        (13,118)         (82,910)

         Unrecognized transition liability                                            135,693          143,484
         Unrecognized net loss                                                        257,723          252,759
         Minimum additional liability                                                (393,416)        (396,243)
                                                                                -------------    -------------

         Accrued pension cost                                                   $     (13,118)   $     (82,910)
                                                                                =============    =============

         Change in projected benefit obligation:
         Projected benefit obligation, beginning of year                        $    (438,900)   $    (413,708)
         Interest cost                                                                (32,918)         (31,028)
         Benefits paid                                                                 19,053            7,627
         Actuarial loss                                                                (2,569)          (1,791)
                                                                                -------------    -------------

         Projected benefit obligation, end of year                              $    (455,334)   $    (438,900)
                                                                                =============    =============

         Change in plan assets:
         Fair value of plan assets, beginning of year                           $     355,990    $     257,244
         Actual return on plan assets                                                  13,515            3,480
         Employer contribution                                                         91,764          102,893
         Benefits paid                                                                (19,053)          (7,627)
                                                                                --------------   -------------

         Fair value of plan assets, end of year                                 $     442,216    $     355,990
                                                                                =============    =============

Net periodic pension expense is comprised of the following components for the years ended February 28, 2001, February 29, 2000 and February 28, 1999:

                                                                        2001              2000            1999
                                                                  --------------    -------------    --------------

         Interest cost on projected benefit obligations           $       32,918    $      31,028    $       30,355
         Expected return on plan assets                                  (29,426)         (22,866)          (17,595)
         Amortization of unrecognized transition liability                 7,791            7,791             7,791
         Recognized actuarial loss                                        13,517           12,680            11,834
                                                                  --------------    -------------     --------------

         Net periodic pension expense                             $       24,800    $      28,633    $        32,385
                                                                  ==============    =============     ==============


      The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% at February 28, 2001 and February 29, 2000. The rate of return on plan assets was assumed to be 7.50% at February 28, 2001 and February 29, 2000. No assumed increase in compensation levels was used since future benefit accruals have ceased (as discussed above). The unrecognized transition liability and unrecognized net loss are being amortized over 30.4 and 18.2 years, respectively.

      In fiscal 2001 and 2000, as required by Statement of Financial Accounting Standards No. 87, the Company recorded a pension liability ($13,118 and $82,910, respectively, included in "Accrued pension expense") to reflect the excess of accumulated benefits over the fair value of pension plan assets. Since the required additional pension liability is in excess of the related unrecognized prior service cost (unrecognized transition liability), an amount equal to the unrecognized prior service cost has been recognized as an intangible asset ($135,693 and $143,484 included in "Other assets" as of February 28, 2001 and February 29, 2000, respectively). The remaining liability required to be recognized is reported as a separate component of stockholders' equity.

      The Company has a defined contribution retirement and savings plan (the "401(k) Plan") designed to qualify under Section 401(k) of the Internal Revenue Code (the "Code"). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l(k) Plan are invested in stock, bond and money market mutual funds. For the years ended February 28, 2001, February 29, 2000 and February 28, 1999, the Company made contributions totaling $34,638, $32,447 and $27,387, respectively, to the 401(k) Plan.

(10)  STOCK OPTIONS

      The Company maintained a stock option plan for employees, officers, directors, consultants and advisors of the Company covering 550,000 shares of common stock (the "1992 Plan"). Options granted under the 1992 Plan are exercisable for a period of either five or ten years at an exercise price at least equal to 100 percent of the fair market value of the Company's common stock at the date of grant. Options become exercisable under various cumulative increments over the next nine years. The Board of Directors has the discretion as to the persons to be granted options as well as the number of shares and terms of the option agreements. The expiration date of the plan is July 26, 2002. On February 13, 2001, the Board of Directors approved and adopted, subject to shareholder approval, a new stock incentive plan for a maximum of 1,500,000 shares of common stock (the " 2001 Plan"). In December 2000, 175,000 incentive stock options were granted to Andrew H. Meyers under the 1992 Plan and 80,000 incentive options were granted to Steven Goldstein under the 1992 Plan.

      The Company has also granted non-incentive stock options. These options are generally exercisable for a period of five or ten years and are issued at a price equal to or lower than the fair market value of the Company's common stock at the date of grant. On February 13, 2001, the Company granted 30,000 non-incentive stock options at an exercise price of 1.525 per share to each of the Company's four outside directors under the 2001 Plan subject to shareholder approval of this plan and 100,000 options to a consulting firm, the principal shareholder, which is owned by the sole manager and voting member of Langer Partners LLC (see Note 2). At February 28, 2001, 240,000 non-incentive and 277,000 incentive stock options were outstanding.

      Options granted under both the 1992 Plan and the 2001 Plan exclude the 1,400,000 Options granted pursuant to the Tender Offer Agreement in connection with the change in control (see Note 2).

The following is a summary of activity related to the Company's incentive and non-incentive stock options:

                                                                                   EXERCISE       WEIGHTED AVERAGE
                                                              NUMBER OF           PRICE RANGE      EXERCISE PRICE
                                                               SHARES              PER SHARE          PER SHARE
                                                             -----------         -------------       -----------
         Outstanding at February 28, 1998                       251,250          $ .56 - $2.19          $1.35
              Granted                                           175,000                   1.13           1.13
              Exercised                                          (1,000)                   .78            .78
              Cancelled                                         (50,000)                   .75            .75
                                                             -----------         -------------       -----------
         Outstanding at February 28, 1999                       375,250             .56 - 2.19           1.36
              Granted                                           105,000              1.50-2.00           1.66
              Exercised                                         (42,000)               .78-.88            .84
              Cancelled                                         (67,250)              .56-2.19           1.64
                                                            -----------------      ---------------      --------

         Outstanding at February 29, 2000                       371,000            1.13 - 2.19           1.36
              Granted                                           480,000            1.525- 1.69           1.53
              Exercised                                         (86,200)             1.13-2.00           1.36
              Cancelled                                        (247,800)           1.13 - 2.00           1.35
                                                             ----------          -------------       ---------
      Outstanding at February 28, 2001                          517,000          $1.50 - $2.19        $   1.54
                                                             ==========          ===============       ========


      At February 28, 2001, 246,000 options were exercisable, 271,000 options were unexercisable and no options were available for issuance under the 1992 Plan. Upon shareholder approval of the 2001 Plan, 1,200,000 additional options will be available for grant. The options outstanding at February 28, 2001 had remaining lives of between less than one year and more than nine years, with a weighted average life of 7.52 years.

      At February 28, 2001, there were 386,300 shares of common stock reserved for issuance under the 1992 Plan.

      ADDITIONAL STOCK PLAN INFORMATION

      The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

      SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1997. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility of 64.1 %, 38.1% and 39.08%, and risk free interest rates of 6.73 %, 5.9% and 5.4% in fiscal 2001, 2000 and 1999, respectively, and no dividends during the expected term. The Company's calculations are on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the award had been amortized to expense over the vesting period of the awards, the pro forma net income and net income per share for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 would have been net (loss) income of $(1,833,932), or $(.71) per share, $(346,973) or $(.13) per share, and $170,020, or $.07 per share, respectively, on both a primary and fully diluted basis.

(11)  EXPORT SALES AND OTHER INCOME

      The Company had export sales from its United States operations of approximately 25, 22 and 15 percent of net sales for each of the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

      Included in Other Income for the year ended February 28, 1999 is $150,000 related to the settlement of an insurance claim.

(12)  SEGMENT INFORMATION

      The Company operates in two segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 are summarized as follows:

                       2001                                       NORTH AMERICA    UNITED KINGDOM    CONSOLIDATED TOTAL
        ------------------------------------------            -----------------   ---------------   -------------------
        Net sales from external customers                          $10,036,238        $1,605,914       $11,642,152
        Intersegment net sales                                         248,390             -               248,390
        Gross margins                                                3,121,133           658,021         3,779,154
        Operating (loss) profit                                    (1,587,547)            83,980        (1,503,567)
        Depreciation and amortization                                  252,520            49,382           301,902
        Total assets                                                 3,855,618           698,601         4,554,219
        Capital expenditures                                            38,465            10,916            49,381
        ------------------------------------------            -----------------   ---------------   -------------------
                     2000
        ------------------------------------------            -----------------   ---------------   -------------------
        Net sales from external customers                           $9,598,346        $1,546,708        $11,145,054
        Intersegment net sales                                         237,439             -                237,439
        Gross margins                                                3,353,581           605,027          3,958,608
        Operating (loss) profit                                      (451,267)            95,207           (356,060)
        Depreciation and amortization                                  267,994            33,475            301,469
        Total assets                                                 4,027,369           710,822          4,738,191
        Capital expenditures                                           395,075           181,949            577,024
        ------------------------------------------            -----------------   ---------------   -------------------
                      1999
        ------------------------------------------            -----------------   ---------------   -------------------
        Net sales from external customers                           $8,948,500        $1,358,814        $10,307,114
        Intersegment net sales                                         176,277             -                176,277
        Gross margins                                                3,207,393           542,521          3,749,914
        Operating profit                                              (68,615)           173,723            105,108
        Depreciation and amortization                                  196,509            17,027            213,536
        Total assets                                                 4,633,039           491,541          5,124,580
        Capital expenditures                                           100,351             6,795            107,146
        ------------------------------------------            -----------------   ---------------   -------------------

(13)  CREDIT FACILITIES

         Upon closing of the Tender and the resultant change in control of the Company, the Company's existing revolving credit facility with a bank was terminated. In February 2001, the Company's President and Chief Executive Officer loaned $500,000 to the Company evidenced by a promissory note, bearing interest at prime plus 1% (9.5 % at February 28, 2001), which is due August 31,2001,subject to prepayment under certain conditions including exercising of the Options (see Note 2). Upon exercise of the Options on May 11, 2001, the principal amount of the loan, together with accrued interest in the amount of $11,112 was exchanged by the CEO as partial consideration for the payment of the shares of stock issued upon exercise of his portion of the Options.

         At February 28, 2001, $81,458 was outstanding on an $115,000 installment note to finance the acquisition of certain machinery and equipment in the prior year. As a result of the Tender, this note became due and payable and accordingly, has been classified as current. This note was repaid in March 2001. The loan bore interest at 9.5% per annum and required 48 monthly payments of $2,396.


(14)  RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

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




                                                                         FOR THE YEAR ENDED
                                       FEBRUARY 28, 2001                  FEBRUARY 29, 2000                 FEBRUARY 28, 1999
                                      -------------------               -------------------                 ------------------
                                                             PER                              PER                             PER
                                INCOME         SHARES       SHARE     INCOME       SHARES     SHARE     INCOME     SHARES    SHARE
    BASIC EPS
    ---------
   (Loss) income available to
   common stockholders         $(1,506,387)   2,582,615    $ (.58)   $(335,274)   2,571,004    $(.13)  $ 304,490  2,584,336   $ .12



   EFFECT OF DILUTIVE
   SECURITIES                        --          --            --         --          --          --     22,949       --        --
   Stock options               ------------   ---------    --------  ----------   ---------    ------  ---------   ---------  -----


   DILUTED EPS
  (Loss)income available to
  common stockholders plus
  exercise of stock options    $(1,506,387)    2,582,615   $ (.58)    $(335,274)   2,571,004  $(.13)    $304,490  2,607,285    $.12
                               ============    =========   =======    =========    =========  ======    ========  =========    ====

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II


 FOR THE YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                                ALLOWANCE
                                                  SALES        FOR DOUBTFUL
                                               RETURNS AND       ACCOUNTS         WARRANTY         INVENTORY
                                               ALLOWANCES       RECEIVABLE         RESERVE          RESERVE
                                            --------------    -------------     -------------    -------------
         At February 28, 1998               $       32,058    $      23,349     $      33,797    $      59,011

            Additions                               14,000           59,788            13,000           27,000
            Deletions                                    -           46,982                             18,484
                                            --------------    -------------     -------------    -------------

         At February 28, 1999                       46,058           36,155            46,797           67,527

            Additions                                    -           31,167                 -                -
            Deletions                                    -            4,669                 -           11,797
                                            --------------    -------------     -------------    -------------

         At February 29, 2000                       46,058           62,653            46,797           55,730

            Additions                                    -           19,000                21          137,593
            Deletions                               17,259           23,833                 -                -
                                            ----------------  -------------     -------------    -------------

         At February 28, 2001               $       28,799    $      57,820     $      46,818    $     193,323
                                            ==============    =============     =============    =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

The executive officers and directors of the Company are as follows:


                  NAME                     AGE                                     OFFICE
         --------------------              ---                ----------------------------------------------------
         Burtt R. Ehrlich                   61                Chairman of the Board

         Andrew H. Meyers                   44                President and Chief Executive Officer; Director

         Jonathan R. Foster                 43                Director

         Greg Nelson                        51                Director

         Arthur Goldstein                   69                Director

         Steven Goldstein                   35                Vice President

         Thomas G. Archbold                 41                Vice President - Finance and Chief Financial Officer

     Burtt R. Ehrlich has been Non-Executive Chairman of the Board; Director of the Company since February 13, 2001. He has served as a director of Armor Holdings since January 1996. Mr. Ehrlich served as Chairman and Chief Operating Officer of Ehrlich Bober Financial Corp. (the predecessor of Benson Eyecare Corporation) from December 1986 until October 1992 and as a director of Benson Eyecare Corporation from October 1992 until November 1995.

    Andrew H. Meyers has been the President and Chief Executive Officer; Director of the Company since February 13, 2001 and an employee from December 28, 2000 as an advisor to the Board of Directors in association with the making of the Tender. He has been an executive in the orthotics industry since 1979. From March, 1992 to December, 1996, Mr. Meyers was the President and Chief Executive Officer of Advanced Orthopedic Technologies, Inc. ("AOTI"), a publicly held company. In December 1996, AOTI was acquired by NovaCare Orthotics and Prosthetics, Inc.; Mr. Meyers supervised its integration into NovaCare, and from December 1996 until July 1999 Mr. Meyers served NovaCare in various executive positions, most recently being Executive Vice President of Sales and Marketing. When NovaCare sold its orthotics and prosthetics business to Hanger Orthopedic Group in July 1999, Mr. Meyers became Hanger's Executive Vice President of Marketing, Public Relations and Strategic Planning. In September 2000, Mr. Meyers resigned from Hanger to pursue his strategy of acquiring a company in the musculoskeletal industry.

    Jonathan R. Foster has been a Director of the Company since February 13, 2001. He joined Howard Capital Management in 1994 as President. In addition to overseeing the firm's operations and strategic development, he manages the portfolios of numerous individuals and families. Mr. Foster also is responsible for managing Howard Capital Management's West Coast operations. With two decades of experience in finance and wealth management, Mr. Foster previously was managing general partner of Jonathan Foster & Co., LP, a private investment boutique he founded in 1987. Prior to that, he was an associate director of Bear, Stearns & Co., LP. Mr. Foster's earlier finance experience includes positions at Edelman Group and Oppenheimer & Company. Mr. Foster is a director of Troma Entertainment, Inc. He received his BA in Political Science from the University of Pennsylvania.

    Arthur Goldstein has been a Director of the Company since February 13, 2001. He is President of AGA Associates, investment advisors founded in 1986. Prior to that, Mr. Goldstein was a financial advisor at several brokerage firms. His management experience includes President of Butler Industries, Div.of Safeguard Ind. (SFE, NYSE), and Chairman of Rudor Industries, a multi-division service organization. He was also Chairman of Gerber Industries, designers of department store interiors from 1980 to 1983. Mr. Goldstein received his BS in Management from Rensselaer Polytechnic Institute. He was also a trustee of New York Medical College and a member of the Young Presidents Organization.

    Greg Nelson has been a Director of the Company since February 13, 2001. He was a co-founder of DonJoy Orthopedics, a sports medicine, knee brace company, which today is called dj Orthopedics. As President, he helped grow the company from a start-up operation to annual sales over $70 million. DonJoy was sold to Smith+Nephew, a British-based healthcare company in 1987. Mr. Nelson is currently Chairman of BREG, Inc. which he helped co-found in 1990. BREG is a diverse orthopedic company with product lines including cold therapy, pain care products, knee bracing and soft goods.

  Steven Goldstein has been a Vice President and Secretary of the Company since February 13, 2001 and an employee of the Company from December 28, 2000 in connection with the Tender. Mr. Goldstein has been Vice President of Clinical Sales and Marketing for Hanger Orthopedic Group (NYSE:HGR) a national provider of orthotic and prosthetic services since July 1999. In June 1999, Hanger acquired NovaCare's Orthotics and Prosthetics Division (NYSE:NOV), where he served as Director, Clinical Sales and Marketing. In 1996 NovaCare acquired Advanced Orthopedic Technologies (NASDAQ:AOTI) where he served as Regional Director of Patient Care Facilities. In 1996 Advanced Orthopedic Technologies Acquired Med-Tech Orthotics and Prosthetics a private organization, where he served as President and Chief Executive Officer.

    Mr. Archbold has been Vice President of Finance and Chief Financial Officer since June 1999. From 1996 to 1999, he was Corporate Controller of United Capital Corporation, a publicly traded company with interests in real estate and manufacturing. From 1994 to 1996, he was Director of Finance of AIL Systems, Inc., a manufacturer of electronic equipment. Prior to that, Mr. Archbold spent nine years with Ernst & Young LLP, including four years as an audit senior manager, and he is a CPA. He received a Bachelor of Sciences in Accounting from C.W. Post College.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company is not aware of any late filings of, or failures to file, during the fiscal year ended February 28, 2001, the reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows the cash compensation received by the four executive officers either whose compensation (salary and bonus) exceeded $100,000 during the fiscal year ended February 28, 2001 or was Chief Executive Officer of the Company during such year (the "named executive officers"):


                                                                                                       LONG-TERM
                                                                       ANNUAL COMPENSATION           COMPENSATION
                                                                    --------------------------     ----------------
             NAME AND              FISCAL          SALARY             BONUS           OTHER             OPTIONS
          PRINCIPAL POSITION        YEAR              $                 $               $           (NO. OF SHARES)
   --------------------------      ------         -----------       -----------     ----------      ---------------
   Andrew H. Meyers                 2001             6,731(1)                               (5)        175, 000
   President and Chief
   Executive Officer

   Daniel J. Gorney                 2001           160,000(2)              -          30,625
   Former President and             2000           158,830                 -                (5)          25,000
   Chief Executive Officer          1999            34,663                 -                (5)          75,000

   Thomas G. Archbold               2001           135,923             9,500                (5)               -
   Vice President and Chief         2000            89,551(3)              -                (5)          25,000
   Financial Officer

   Ronald Spinelli                  2001           128,539             5,000                (5)               -
   Vice President-Operations        2000            49,061(4)              -                (5)          20,000

(1) Mr. Meyers' employment commenced on December 28, 2000 in an unpaid capacity as an advisor to the Board of Directors and his official duties as President and Chief Executive Officer commenced on February 13, 2001.
(2) Mr. Gorney's employment commenced on November 30, 1998 and he resigned as chief executive officer effective February 13, 2001. Other compensation in fiscal 2001 consists of the redemption of outstanding Options in connection with the change in control.
(3)   Mr. Archbold's employment commenced June 14, 1999.
(4)   Mr. Spinelli's employment commenced October 1, 1999.
(5)   Less than 10% of the total annual salary and bonus.

OPTION GRANTS IN LAST FISCAL YEAR

OPTION GRANTS DURING THE FISCAL YEAR ENDED FEBRUARY 28, 2001 TO THE FOUR NAMED EXECUTIVE OFFICERS WERE AS FOLLOWS:


                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                               AT ASSUMED ANNUAL RATES OF
                                                                                                       STOCK PRICE
                                                                                                APPRECIATION FOR OPTION
                                                                                                         TERM (1)
                                  INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------------
                                  NUMBER OF       PERCENT OF TOTAL
                                 SECURITIES       OPTIONS GRANTED     EXERCISE
                                 UNDERLYING       TO EMPLOYEES IN     OR BASE
                               OPTIONS GRANTED      FISCAL YEAR        PRICE      EXPIRATION
               NAME                  (#)                               ($/SH)        DATE          5% ($)        10% ($)
-------------------------------------------------------------------------------------------------------------------------
Andrew H. Meyers                    175,000              36.4          $1.525       2/13/11      $731,500      $1,321,250
Daniel J. Gorney                       -                   -              -            -            -               -
Thomas G. Archbold                     -                   -              -            -            -               -
Ronald Spinelli                        -                                   -

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

FISCAL YEAR-END OPTION VALUES

      The table below sets forth information regarding unexercised options held by the Company's named executive officers as of February 28, 2001. During fiscal 2001, 9,000 options and 7,200 options at $2.00 were exercised by Messrs. Archbold and Spinelli, respectively.


                                      NUMBER OF SECURITIES UNDERLYING                VALUE OF UNEXERCISED
                                          UNEXERCISED OPTIONS AT                     IN-THE-MONEY OPTIONS
                                              FISCAL YEAR END                         AT FISCAL YEAR END
                                         EXERCISABLE/UNEXERCISABLE                 EXERCISABLE/UNEXERCISABLE
        NAME                                       (#)                                    $ (1)
--------------------------            -------------------------------              -------------------------
Andrew H. Meyers                               - / 175,000                               - / 346,625
Daniel J. Gorney                               - / -                                     - / -
Thomas G. Archbold                             - / 16,000                                - / 32,000
Ronald Spinelli                                - / -                                     - / -

         (1) The closing bid price of the Company's common stock as reported by NASDAQ on February 28, 2001 was $3.50. Value is calculated on the difference between the option exercise price of in- the-money options and $3.50 multiplied by the number of shares of common stock underlying the option.

LONG-TERM INCENTIVE PLAN-AWARDS IN LAST FISCAL YEAR

     None.

COMPENSATION OF DIRECTORS

     Members of the Board of Directors prior to the change in control, who were not executive officers of the Company, were compensated by means of the issuance of shares of Common Stock. During Fiscal 2001 the outside Directors on the Board of Directors prior to the change in control ( Mr. Ardia, Mr.Granat and

Mr.Altholz) were issued 7,000 shares of common stock of the Company. Directors are reimbursed for their out-of-pocket expenses in connection with the attendance of Board of Directors meetings.

     Members elected to the Board of Directors subsequent to the change in control, who are not executive officers of the Company, are expected to be principally compensated through the issuance of stock and stock options. Mr. Ehrlich will receive annual compensation of $10,000 for services as Non-executive Chairman of the Board. On February 13, 2001 certain of the outside directors purchased restricted shares of the Company at a price of $1.525. Messrs. Ehrlich, Goldstein and Foster purchased 65,574, 32,787 and 49,180 shares, respectively. Additionally, each of the four outside Directors who are not executive officers of the Company were issued non-qualified options to purchase 30,000 shares of common stock of the Company at a price of $1.525 under the 2001 Plan subject to shareholder approval of the 2001 Plan. Directors are reimbursed for their out-of-pocket expenses in connection with the attendance of Board of Directors meetings.

EMPLOYMENT AGREEMENTS

     As of December 28, 2000, the company entered into an Employment Agreement with Andrew H. Meyers which provides that he will serve as President and Chief Executive Officer for a three year term that will expire December 31, 2003, subject to early termination as described below. The agreement provides for a base salary of $175,000. Mr. Meyers also received options under 1992 Stock Option Plan effective as of December 28, 2000 to purchase 175,000 shares of common stock at an exercise price per share equal to $1.525. These options vest over a period of three years from the date of grant. Pursuant to his employment agreement, Mr. Meyers may be entitled, at the discretion of the Compensation Committee of the board, to participate in the other option plans and other bonus plans the Company has adopted based on his performance and the Company's overall performance. The Company is required to purchase $1 million of life insurance payable to a beneficiary designated by Mr. Meyers. The Company also has the right to purchase $5 million of key-man life insurance on Mr. Meyer's life. A "change in control" of the Company will allow Mr. Meyers to terminate his employment agreement and to receive payment of $300,000 over a period of one year in addition to any accrued but unpaid obligations of the Company, as well as the vesting of all 175,000 options granted to him under the employment agreement. Mr. Meyers will also be entitled to such payment and the acceleration of such vesting on the 175,000 options upon the termination of his employment agreement by the Company without cause. Such 175,000 options will terminate in the event that Mr. Meyer's employment agreement is terminated by the Company for cause. Mr. Meyers has also agreed to certain confidentiality and non-competition provisions and subject to certain exceptions and limitations, to not sell, transfer or dispose of the shares of common stock of options for the purchase of common stock of the Company owned by him until December 31, 2003.

     As of December 28, 2000, the Company entered into an Employment Agreement with Steven Goldstein which provides that he will serve as Vice President for a three year term expiring December 31, 2003, at a base salary of $140,000 for the first year, $155,000 for the second year and $165,000 for the third year. In addition to his base salary, Mr.Goldstein received options under the 1992 Stock Option Plan effective as of December 28, 2000 to purchase 80,000 shares of Common Stock at an exercise price per share equal to $1.525. These options vest over a period of three years from the date of the grant. Pursuant to his employment agreement, Mr.Goldstein will be entitled, at the discretion of the Compensation Committee of the board, to participate in the incentive stock option plan and other bonus plans the Company has adopted based on his performance and the Company's overall performance. Additionally, the Agreement provides for a $50,000 signing bonus, of which $30,000 was paid immediately and $20,000 shall be paid on February 13, 2002, and for a guaranteed minimum bonus of $10,000 per year for each of the three years of the contract, provided that Mr.Goldstein has not voluntarily terminated this Agreement without "Good Reason" or that the Company has not terminated the Agreement for cause. In the event of termination of Mr. Goldstein's employment for Good Reason or disability, all unvested remaining options will vest immediately. Such 80,000 options will terminate in the event that Mr. Goldstein's employment agreement is terminated by the Company for cause. Mr. Goldstein has agreed to certain confidentiality and non-competition provisions, and to not sell, transfer or dispose of the 80,000 options (and underlying shares) granted to him under his employment agreement until December 31, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of May 15, 2001, the shares of common stock owned beneficially and of record (unless otherwise indicated) by each person owning more than five percent (5%) of the outstanding shares, each director of the Company, each named executive officer of the Company and all directors and officers of the Company as a group.


                                                           NUMBER OF
             NAME (AND ADDRESS OF 5% HOLDERS)             SHARES OWNED                     PERCENT
             --------------------------------             ------------                     -------
                  Langer Partners LLC                       1,591,856(1)                   36.2 %
                  Two Soundview Drive
                  Greenwich, CT 06830

                  Andrew H. Meyers                            902,580(4)                   20.5 %
                  31 The Birches
                  Roslyn Estates, New York  11576

                  Gregory R. Nelson                           227,721(3)                    5.2 %
                  3664 Maria Lane
                  Carlsbad, CA 92008


                                                                                          NUMBER OF
             NAME                                         SHARES OWNED                     PERCENT
             ----------------------------------           ------------                    ---------
             Burtt R. Ehrlich                            190,574(3)(6)                     4.3 %

             Arthur Goldstein                             62,787(3)                        1.4 %

             Jonathan R. Foster                          128,360(3)                        2.9 %

             Steven Goldstein                             19,672(5)                         .5 %
                                                                ---
             Thomas G. Archbold                            4,000(2)                         .1 %
                                                                ---

             All Directors and Officers
               as a Group (7 persons)                   1,320,694(2)                       34.9%

    (1) Includes 100,000 options granted to Kanders & Co. exercisable immediately. Warren B. Kanders is the sole voting member and sole shareholder of Langer Partners LLC and the sole shareholder of Kanders & Co. Inc.
    (2) Includes 4,000 shares issuable under outstanding stock options exercisable within sixty days.
    (3) Includes 30,000 options granted to each of the four outside directors which were immediately exercisable.
    (4) Excludes options to purchase 175,000 shares pursuant to 1992 Plan.
    (5) Excludes options to purchase 80,000 hares pursuant to 1992 Plan.
    (6) Includes 42,500 shares held in trust by Mrs. Burtt Ehrlich as trustee for the benefit of David Ehrlich and 31,500 shares held in trust by Mrs. Burtt Ehrlich as trustee for the benefit of Julie Ehrlich, for which Mr. Ehrlich disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OPTION GRANT AND REGISTRATION RIGHTS AGREEMENT. In connection with the grant of the Options to Andrew H. Meyers, Greg Nelson and Langer Partners LLC to purchase 1,400,000 shares of Common Stock, pursuant to the Tender Offer Agreement, the Company entered into a Registration Rights Agreement, pursuant to which it will use its best efforts to register the shares underlying such option and any other shares held by the holders of the shares underlying such option under the Securities Act of 1933, as amended, during the three year period commencing on the date of such Registration Rights Agreement at the request of holders of at least 50% of such shares. Pursuant to such Registration Rights Agreement, the Company agreed to register such shares if the Company, for itself or for any of its security holders, shall at anytime register shares under the Securities Act, except in the case of registrations of shares pursuant to the Company's stock option plans. The Company will also pay all expenses incurred in connection with any such registration. Andrew H. Meyers and Greg Nelson are subject to lock-up agreements with the Company and Kanders & Company Inc. restricting the sale of shares under certain conditions for a period of three years.

ARDIA CONSULTING AGREEMENTS. On November 29, 2000, the Company agreed to pay Stephen V. Ardia, the then Chairman of the Board, the sum of $25,000 for his services rendered in connection with the negotiation of the transactions contemplated by the Tender. In January 2001, Langer paid $40,000 to Mr. Ardia, which amounts had previously not been paid but were due and owing to Mr. Ardia for his services to the Company from November 1998 to November 2000.

OFFICER BONUS AND SEVERANCE AGREEMENTS. As an incentive to the Company's executive officers prior to the change in control who were not Directors (Daniel
J. Gorney, President and CEO; Thomas G. Archbold, Chief Financial Officer; and Ronald Spinelli, Vice President of Operations) to remain in the employ of the Company through the closing of the Tender and to assist in the transition period following the Closing, the Company agreed to pay stay bonuses to such executives if certain performance targets are met at the month end preceding the Closing of the Tender. Such bonuses were up to $20,000 for Mr. Gorney, $20,000 for Mr. Archbold and $25,000 for Mr. Spinelli, with minimum guaranteed bonuses to Messrs. Archbold and Spinelli of $5,000 each. To receive such bonus, such individuals were required to remain in the employ of the Company for 90 days following the Closing of the Tender. The only bonuses due and payable are the minimum bonuses which have not yet been paid. Langer will provide three months base salary as a severance payment to Messrs. Archbold and Spinelli if they are terminated without cause within six months of the Closing of the Tender. Mr. Spinelli's employment was terminated and he was paid three months severance in March 2001. The Company committed to continue to employ Mr. Gorney, and Mr. Gorney committed to remain employed with the Company, for three months after the Closing of the Offer; thereafter Mr. Gorney was entitled to receive three months base salary as a severance payment.

CONSULTING AGREEMENT WITH KANDERS & COMPANY, INC. Upon consummation of the Tender, the Company entered into, a Consulting Agreement (the "Consulting Agreement") with Kanders & Company, Inc., the sole shareholder of which is Warren B. Kanders, the sole manager and voting member of Langer Partners LLC a principal shareholder of the Company. The Consulting Agreement provides that during its term Kanders & Company, Inc. will act as a non-exclusive consultant to the Company and will provide the Company with general investment banking and financial advisory services, including assistance in the development of a corporate financing and acquisition strategy. The Consulting Agreement provides for an initial term of three years. Pursuant to the Agreement, Kanders & Company, Inc. is to receive an annual fee of $100,000, and was granted options, exercisable immediately ("Consultant's Options") to purchase 100,000 shares of the Company at a price of $1.525 per share and reimbursement for out-of-pocket expenses. The Consulting Agreement indemnifies Kanders & Company, Inc., against any claims brought against the Company or Kanders & Company, Inc. arising out of activities undertaken by Kanders & Company, Inc. at the request of the Company. In addition, the Consulting Agreement provides for separate engagement letters in connection with specific transactions for which Kanders & Company, Inc. will provide additional services for the Company. Kanders & Company, Inc. agreed that, during the term of the Consulting Agreement and for a period of one year thereafter, it will not solicit or engage in any business competitive with the business of the Company or, subject to certain limitations, invest in or give financial support to any business competitive with that of the Company. In connection with the issuance of the Consultant's Options, the Company granted to

Kanders & Company, Inc. certain compulsory, demand and "piggy-back" registration rights with respect to the securities issuable upon exercise of the Consultant's Options. The Consultant's Registration Rights Agreement contains certain covenants and agreements customary for such agreements, including an agreement by the Company to indemnify Kanders & Company, Inc. from certain liabilities under the Securities Act in connection with the registration of the securities underlying the Consultant's Options.

ANDREW H. MEYERS LOAN TO COMPANY. In February 2001, the Company's President and Chief Executive Officer loaned $500,000 to the Company evidenced by a promissory note due August 31, 2001, bearing interest at prime plus 1% (9.5% at February 28, 2001) which the Company believes is comparable to the interest rate it would have to pay for loans from third parties, subject to prepayment under certain conditions including exercise of the Options (see
Note 2). The Options were exercised on May 11, 2001 and Mr. Meyers converted the principal amount of the loan together with accrued interest in the amount of $11,112 as partial consideration for the payment of the shares of stock issued upon exercise of his portion of the Options.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)   1. FINANCIAL STATEMENTS

     The following consolidated financial statements are filed as part of this Form l0-K:

     Independent Auditors' Report

     Consolidated Financial Statements:

          Consolidated Balance Sheets as of February 28, 2001 and
          February 29, 2000

          Consolidated Statements of Operations for the years ended February 28, 2001, February 29, 2000 and February 28, 1999

          Consolidated Statements of Stockholders' Equity for the years ended February 28, 2001, February 29, 2000 and February 28, 1999

          Consolidated Statements of Cash Flows for the years ended February 28, 2001, February 29, 2000 and February 28, 1999

          Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES

          The following Financial Statement Schedule is filed as part of this Form 10-K:

          Schedule II - Valuation and Qualifying Accounts for the years ended
                        February 28, 2001, February 29, 2000 and
                        February 28, 1999

          All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

     3.   EXHIBITS


NUMBER      DOCUMENT
------      --------

2.1 Tender Offer Agreement, dated as of December 28, 2000, between OrthoStrategies, OrthoStrategies Acquisition Corp., and Langer (filed as Exhibit (d)(1)(A) to Schedule TO, Tender Offer Statement, filed with the Securities and Exchange Commission on January 10, 2001 ("Schedule TO") and incorporated herein by reference).

3.1 Certificate of Incorporation of the Company incorporated by reference to the Company's Registration Statement of Form S-1 (No. 2-87183), which became effective with the Securities and Exchange Commission on January 17, 1984 ("S-1").

3.2 Bylaws of the Company, as amended through July 2, 1987 incorporated by reference to Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-8.

4.1 Specimen of Common Stock Certificate incorporated by reference to the Company's Registration Statement of Form S-1 (No. 2-87183), which became effective with the Securities and Exchange Commission on January 17, 1984.

10.1*       Option Agreement with Andrew H. Meyers, dated February 13, 2001.

10.2        Option Agreement with Langer Partners, LLC, dated February 13, 2001.

10.3*       Option Agreement with Jonathan Foster, dated February 13, 2001.

10.4*       Option Agreement with Greg Nelson, dated February 13, 2001.

10.5        Form of Registration Rights Agreement between the Company and Andrew
            H. Meyers, Langer Partners, LLC, Jonathan Foster, and Greg Nelson, dated February 13, 2001.

10.6* Employment Agreement between the Company and Andrew H. Meyers, dated as of February 13, 2001.

10.7* Employment Agreement between the Company and Steven Goldstein, dated as of February 13, 2001.

10.8* Option Agreement between the Company and Andrew H. Meyers, dated as of December 28, 2000.

10.9* Option Agreement between the Company and Steven Goldstein, dated as of December 28, 2000.

10.10* Consulting Agreement between the Company and Kanders & Company, Inc., dated February 13, 2001 (the form of which was filed as Exhibit (d)(1)(H) to the Schedule TO and is incorporated herein by reference).

10.11* Option Agreement between the Company and Kanders & Company, Inc., dated February 13, 2001 (the form of which was filed as Exhibit
            (d)(1)(G) to the Schedule TO and is incorporated herein by reference).

10.12 Registration Rights Agreement between the Company and Kanders & Company, Inc., dated February 13, 2001 (the form of which was filed as Exhibit (d)(1)(I) to the Schedule TO and is incorporated herein by reference).

10.13 Indemnification Agreement between the Company and Kanders & Company, Inc., dated February 13, 2001 (the form of which was filed as Exhibit (d)(1)(J) to the Schedule TO and is incorporated herein by reference).

10.14 Letter Agreement among the Company, OrthoStrategies, OrthoStrategies Acquisition Corp, Steven V. Ardia, Thomas I. Altholz, Justin Wernick, and Kenneth Granat, dated December 28, 2000 (filed as Exhibit (d)(1)(K) to the Schedule TO and incorporated herein by reference).

10.15* Letter Agreement between the Company and Daniel Gorney, dated as of December 28, 2000 (filed as Exhibit (d)(1)(O) to the Schedule TO and incorporated herein by reference).

10.16* Letter Agreement between the Company and Thomas Archbold, dated as of December 28, 2000 (filed as Exhibit (d)(1)(P) to the Schedule TO and incorporated herein by reference).

10.17* Letter Agreement between the Company and Ronald J. Spinilli, dated as of December 28, 2000 (filed as Exhibit (d)(1)(Q) to the Schedule TO and incorporated herein by reference).

10.18* Stock Option Plan incorporated by reference to the Company's Form 10-K for the fiscal year ended February 28, 1993.

10.19 Langer Biomechanics Group Retirement Plan, restated as of July 20, 1979 and incorporated by reference to the S-1.

10.20 Agreement, dated March 26, 1992, and effective as of March 1, 1992, relating to the Company's 401(k) Tax Deferred Savings Plan and incorporated by reference to the Company's Form 10-K for the fiscal year ended February 29, 1992.

10.21* Consulting Agreement between the Company and Stephen V. Ardia, dated November 29, 2000.

10.22* Promissory Note of the Company in favor of Andrew H. Meyers, dated February 13, 2001 (filed as Exhibit 99.1 to the Company's Form 8-K Current Report, dated February 13, 2001, and incorporated herein by reference).

10.23 Form of Indemnification Agreement for non-management directors of the Company . 10.24 Copy of Lease related to the Company's Deer Park facilities filed as Exhibit to the Company's Form 10-K for the fiscal year ended February 29,2000.

10.25 Copy of Agreement, dated July 8, l986, between BioResearch Ithaca, Inc. and the Company relating the licensing of the Pediatric Counter Rotation System incorporated by reference to the Company's Form 10-K for the year ended July 31,1986.

21.1        List of subsidiaries

23.1        Consent of accountants


*     This exhibit represents a management contract or a compensatory plan


      (b)      REPORTS ON FORM 8-K:

               The Company filed a report on Form 8-K on January 5, 2001 to report the signing of the Tender Offer Agreement dated December 28, 2000 between the Company and OrthoStrategies Acquisition Corporation ("OSA") pursuant to which OSA agreed to make a Tender Offer for up to 75% of the common stock of the Company at $1.525 per share.

               The Company filed a report on Form 8-K on February 28, 2001 to report that pursuant to the Tender Offer Agreement dated December 28, 2000, Andrew H. Meyers, Greg Nelson and Langer Partners LLC acquired a controlling interest in the Company when they purchased 1,362,509 validly tendered shares of the Company at $1.525, or approximately 51% of the then outstanding common stock of the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       THE LANGER BIOMECHANICS GROUP, INC.


Date:  May 22, 2001                     By: /s/ Andrew H. Meyers
                                            -----------------------------------
                                            Andrew H. Meyers, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                        By: /s/Thomas G. Archbold
                                            -----------------------------------
                                            Thomas G. Archbold, Vice President
                                            -Finance (Principal Financial and
                                              Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   May 22, 2001                    By: /s/ Burtt Ehrlich
                                            -----------------------------------
                                            Burtt Ehrlich, Director


Date:   May 22, 2001                    By: /s/ Arthur Goldstein
                                            -----------------------------------
                                            Arthur Goldstein, Director

Date:   May 22, 2001                    By: /s/ Greg Nelson
                                            -----------------------------------
                                            Greg Nelson, Director


Date:   May 22, 2001                    By: /s/ Jonathan Foster
                                            -----------------------------------
                                            Jonathan Foster, Director

                                 Exhibit Index

3.       EXHIBITS

EXHIBIT
NO.               DESCRIPTION

2.1 Tender Offer Agreement, dated as of December 28, 2000, between OrthoStrategies, OrthoStrategies Acquisition Corp., and Langer (filed as Exhibit (d)(1)(A) to Schedule TO, Tender Offer Statement, filed with the Securities and Exchange Commission on January 10, 2001 ("Schedule TO") and incorporated herein by reference).

3.1 Certificate of Incorporation of the Company (filed as Exhibit ___ to the Company's Registration Statement of Form S-1 (No. 2-87183), which became effective with the Securities and Exchange Commission on January 17, 1984 ("S-1"), and incorporated herein by reference).

3.2 Bylaws of the Company, as amended through July 2, 1987 (filed as Exhibit ___ to the Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-8 and incorporated herein by reference).

4.1 Specimen of Common Stock Certificate (filed as Exhibit ___ to the Company's Registration Statement of Form S-1 (No. 2-87183), which became effective with the Securities and Exchange Commission on January 17, 1984, and incorporated herein by reference).

10.1*         Option Agreement with Andrew H. Meyers, dated February 13, 2001.

10.2          Option Agreement with Langer Partners, LLC, dated February 13,
              2001.

10.3*         Option Agreement with Jonathan Foster, dated February 13, 2001.

10.4*         Option Agreement with Greg Nelson, dated February 13, 2001.

10.5 Form of Registration Rights Agreement between the Company and Andrew H. Meyers, Langer Partners, LLC, Jonathan Foster, and Greg Nelson, dated February 13, 2001.

10.6* Employment Agreement between the Company and Andrew H. Meyers, dated as of February 13, 2001.

10.7* Employment Agreement between the Company and Steven Goldstein, dated as of February 13, 2001.

10.8* Option Agreement between the Company and Andrew H. Meyers, dated as of December 28, 2000.

10.9* Option Agreement between the Company and Steven Goldstein, dated as of December 28, 2000.

10.10* Consulting Agreement between the Company and Kanders & Company, Inc., dated February 13, 2001 (the form of which was filed as Exhibit (d)(1)(H) to the Schedule TO and is incorporated herein by reference).

10.11* Option Agreement between the Company and Kanders & Company, Inc., dated February 13, 2001 (the form of which was filed as Exhibit
              (d)(1)(G) to the Schedule TO and is incorporated herein by reference).

10.12 Registration Rights Agreement between the Company and Kanders & Company, Inc., dated February 13, 2001 (the form of which was filed as Exhibit (d)(1)(I) to the Schedule TO and is incorporated herein by reference).

10.13 Indemnification Agreement between the Company and Kanders & Company, Inc., dated February 13, 2001 (the form of which was filed as Exhibit (d)(1)(J) to the Schedule TO and is incorporated herein by reference).

10.14 Letter Agreement among the Company, OrthoStrategies, OrthoStrategies Acquisition Corp, Steven V. Ardia, Thomas I. Altholz, Justin Wernick, and Kenneth Granat, dated December 28, 2000 (filed as Exhibit (d)(1)(K) to the Schedule TO and incorporated herein by reference).

10.15* Letter Agreement between the Company and Daniel Gorney, dated as of December 28, 2000 (filed as Exhibit (d)(1)(O) to the Schedule TO and incorporated herein by reference).

10.16* Letter Agreement between the Company and Thomas Archbold, dated as of December 28, 2000 (filed as Exhibit (d)(1)(P) to the Schedule TO and incorporated herein by reference).

10.17* Letter Agreement between the Company and Ronald J. Spinilli, dated as of December 28, 2000 (filed as Exhibit (d)(1)(Q) to the Schedule TO and incorporated herein by reference).

10.18* Stock Option Plan (filed as Exhibit ___ to the Company's Form 10-K for the fiscal year ended February 28, 1993 and incorporated herein by reference).

10.19 Langer Biomechanics Group Retirement Plan, restated as of July 20, 1979 (filed as Exhibit ___ to the S-1 and incorporated herein by reference).

10.20 Agreement, dated March 26, 1992, and effective as of March 1, 1992, relating to the Company's 401(k) Tax Deferred Savings Plan (filed as Exhibit ___ to the Company's Form 10-K for the fiscal year ended February 29, 1992 and incorporated herein by reference).

10.21* Consulting Agreement between the Company and Stephen V. Ardia, dated November 29, 2000.

10.22* Promissory Note of the Company in favor of Andrew H. Meyers, dated February 13, 2001 (filed as Exhibit 99.1 to the Company's Form 8-K Current Report, dated February 13, 2001, and incorporated herein by reference).

10.23 Form of Indemnification Agreement for non-management directors of the Company.

21.1          List of subsidiaries

23.1          Consent of accountants

*        This exhibit represents a management contract or a compensatory plan