Form 10-Q
period 2001-05-26
LANGER BIOMECHANICS GROUP INC
filed 2001-07-10
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MAY 26, 2001
                                       or

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

Common Stock, $.02 Par Value - 4,181,922 shares as of July 5, 2001.

                                      INDEX

THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

PART I.                        FINANCIAL INFORMATION                                             PAGE
Item 1.        Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -- May 26, 2001 and February 28, 2001       3

                  Condensed Consolidated Statements of Operations -- Three
                  Months ended May 26, 2001 and May 27, 2000                                        4

                  Condensed Consolidated Statements of Cash Flows -- Three
                  months ended May 26, 2001 and May 27, 2000                                        5

                  Notes to Condensed Consolidated Financial Statements --
                  Three Months ended May 26, 2001 and May 27, 2000                              6 - 8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                    9 - 10

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                       11

            Signatures                                                                             12

                       THE LANGER BIOMECHANICS GROUP, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   May 26, 2001  February 28,2001
                                                   ------------  ----------------
                                                   (Unaudited)
                  ASSETS
Current assets:
 Cash and cash equivalents                         $  2,227,878    $    868,846
 Accounts receivable, net of allowance for
   doubtful accounts of $58,000                       1,792,699       1,542,464
 Inventories, net (Note 5)                              958,861         973,863
 Prepaid expenses and other current assets              282,250         200,839
                                                   ------------    ------------
Total current assets                                  5,261,688       3,586,012
Property and equipment, net                             613,149         683,501
Other assets                                            281,057         284,706
                                                   ------------    ------------
Total Assets                                       $  6,155,894    $  4,554,219
                                                   ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                $    581,458
  Accounts payable                                 $    634,195         652,974
  Accrued liabilities:
   Other current liabilities                          1,216,990       1,166,162
   Unearned revenue-current                             413,852         428,133
                                                   ------------    ------------
Total current liabilities                             2,265,037       2,828,727

Accrued pension expense                                  22,118          13,118
Unearned revenue-long-term                              118,638         104,381
Deferred income taxes                                     8,490           8,662
                                                   ------------    ------------
Total liabilities                                     2,414,283       2,954,888
                                                   ------------    ------------
Stockholders' equity :
   Common stock, $.02 par value. Authorized
     10,000,000 shares; Issued 4,249,022 and
     2,849,022 shares, respectively                      84,981          56,981
   Additional paid-in capital                        12,193,555      10,086,555
   Accumulated deficit                               (8,108,322)     (8,118,291)
   Accumulated other comprehensive loss                (313,146)       (310,457)
                                                   ------------    ------------
                                                      3,857,068       1,714,788
Less: treasury stock at cost, 67,100 and
      81,500 shares, respectively                      (115,457)       (115,457)
                                                   ------------    ------------
Total stockholders' equity                            3,741,611       1,599,331
                                                   ------------    ------------
Total Liabilities and Stockholders' Equity         $  6,155,894    $  4,554,219
                                                   ============    ============

See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended

                                                    May 26, 2001    May 27, 2000
                                                    ------------    ------------
Net sales (Note 6)                                  $ 3,039,029     $ 2,769,695
Cost of sales                                         1,906,283       1,750,583
                                                    -----------     -----------
     Gross profit                                     1,132,746       1,019,112

Selling expenses                                        366,723         507,280
Research and development expenses                        34,519          55,726
General and administrative expenses                     406,297         361,595
Corporate overhead expenses                             305,921         128,109
                                                    -----------     -----------
Income (loss) from operations                            19,286         (33,598)
                                                    -----------     -----------

Other income (expense):
   Other income                                           5,099          (9,638)
   Interest expense                                      (9,416)         (5,875)
   Minority interest                                         --           5,188
                                                    -----------     -----------

Other (expense), net                                     (4,317)        (10,325)
                                                    -----------     -----------

Income (loss) before income taxes                        14,969         (43,923)
Provision for income taxes (Note 1):                      5,000              --
                                                    -----------     -----------
Net income (loss)                                   $     9,969     $   (43,923)
                                                    ===========     ===========

Weighted average number of common
   shares used in computation of net
   income (loss) per share
     Basic                                            3,023,301       2,551,205
     Diluted                                          3,373,929       2,551,205

Net income (loss) per common share (Note 9):

     Basic                                          $      0.00     $     (0.02)
                                                    ===========     ===========
     Diluted                                        $      0.00     $     (0.02)
                                                    ===========     ===========

See notes to condensed consolidated financial statements.

                 THE LANGER BIOMECHANICS GROUP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Three Months Ended

                                                            May 26, 2001   May 27, 2000
                                                            ------------   ------------
Cash Flows From Operating Activities:

Net income (loss)                                                 9,969    $   (43,923)

Adjustments to reconcile net income to net cash
   (used in) operating activities:
   Deferred foreign taxes                                            14           (739)
   Depreciation and amortization                                 87,125        104,591
   Provision for doubtful accounts receivable                     6,000          2,440
Changes in operating assets and liabilities:
   Accounts receivable                                         (263,993)      (153,008)
   Inventories                                                   11,477         95,510
   Prepaid expenses and other assets                            (81,935)         2,324
   Accounts payable and accrued liabilities                      41,761        (45,574)
   Net pension liability                                          9,000          9,000
   Unearned revenue                                               2,571        (15,135)
                                                            -----------    -----------
Net cash (used in) operating activities                        (178,010)       (44,514)
                                                            -----------    -----------

Cash Flows From Investing Activities:
   Langer UK Purchase                                                --       (145,138)
   Capital expenditures                                         (16,500)        (9,296)
                                                            -----------    -----------

      Net cash (used in) investing activities                   (16,500)      (154,434)
                                                            -----------    -----------

Cash Flows From Financing Activities:
   Repayments on equipment line                                 (81,458)        (4,791)
   Issuance of stock-UK purchase                                     --         65,139
   Treasury stock acquired                                           --        (80,214)
   Repayment of loan to Company's CEO                          (500,000)            --
   Issuance of shares from Option exercise                    2,135,000             --
                                                            -----------    -----------
      Net cash provided by (used in) financing activities     1,553,542        (19,866)
                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents          1,359,032       (218,814)

Cash and cash equivalents at beginning of period                868,846        918,115
                                                            -----------    -----------
Cash and cash equivalents at end of period                    2,227,878    $   699,301
                                                            ===========    ===========

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for:

         Interest expense                                   $    11,817    $     5,875
                                                            ===========    ===========
        Inc                                                 $        --    $        --
                                                            -----------    -----------

See notes to condensed consolidated financial statements.

              THE LANGER BIOMECHANICS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE MONTHS ENDED MAY 26, 2001 AND MAY 27, 2000

                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

A)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended February 28, 2001.

Operating results for the period ended May 26, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002.

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

C)    Provision for Income Taxes

For the period ended May 26, 2001, there was no provision for income taxes on domestic operations and the provision for income taxes on foreign operations was estimated at 21%. There was no provision for income taxes for the period ended May 27, 2000.

D)    Reclassifications

Certain amounts have been reclassified in the prior year condensed consolidated financial statements to present them on a basis consistent with the current year.

NOTE 2 - CHANGE IN CONTROL

Effective February 13, 2001, Andrew H. Meyers, Greg Nelson and Langer Partners LLC, and its designees ("Offerors"), acquired a controlling interest in the Company when they purchased 1,362,509 validly tendered shares of the Company at $1.525 per share, or approximately 51% of the then outstanding common stock of the Company, under the terms of a December 27, 2000 Tender Offer Agreement (the "Tender") under which the Offerors offered to purchase up to 75% of the Company's common stock. In order to provide the Company with adequate equity to maintain the Company's compliance with the listing requirements of the NASDAQ small cap market and to enable the Company to finance its ongoing operations as well as potentially take advantage of opportunities in the marketplace and in order to induce the Offerors to enter into the Tender Offer Agreement, pursuant to its terms, the Offerors were granted 180 day options to purchase up to 1,400,000 shares of the Company's common stock, with an initial exercise price of $1.525 per share, rising up to $1.60 per share (the "Options"). On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for $2,135,0000, which was invested in the Company. Andrew H. Meyers, CEO, converted a $500,000 loan plus accrued interest as partial consideration for the payment of the shares of stock issued upon the exercise of his portion of these Options (see Note 3).

NOTE 3 - CREDIT FACILITIES

Upon closing of the Tender and the resultant change in control of the Company, the Company's existing revolving credit facility with a bank was terminated. In February 2001, the Company's President and Chief Executive Officer, Andrew H. Meyers, loaned $500,000 to the Company evidenced by a promissory note, bearing interest at prime plus 1%, due August 31,2001,subject to prepayment under certain conditions including exercising of the Options (see Note 2). Upon exercise of the Options on May 11, 2001, the principal amount of the loan, together with accrued interest in the amount of $11,112 was exchanged by the CEO as partial consideration for the payment of the shares of stock issued upon exercise of his portion of the Options.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

As of March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. As a result of adopting SFAS No. 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value or cash flow hedge. Generally, changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. To date, the Company has not entered into any derivative financial instruments.

NOTE 5 - INVENTORIES

The Company did not take a physical inventory as of May 26, 2001. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records.

                                                     May 26, 2001  February 28, 2001
                                                     ------------  -----------------
                                                     (Unaudited)
Inventories consist of:

Raw materials                                         $  774,963      $  795,111
Work-in-process                                          113,165         107,006
Finished goods                                           274,026         265,069
                                                      ----------      ----------

      Total Inventories                                1,162,154       1,167,186
      Less allowance for obsolescence                    203,293         193,323
                                                      ----------      ----------

Net inventories                                       $  958,861      $  973,863
                                                      ==========      ==========

NOTE 6 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

NOTE 7 - COMPREHENSIVE INCOME

The Company's comprehensive earnings were as follows:

                                                           Three Months Ended
                                                       May 26, 2001  May 27, 2000
                                                       ------------  ------------
Net income (loss)                                         $  9,969     $(43,923)
Other comprehensive (loss) income, net of tax:
    Change in equity resulting from translation
      of financial statements into U.S. dollars             (2,689)       2,499
                                                          --------     --------

Comprehensive income                                      $  7,280     $(41,424)
                                                          ========     ========

NOTE 8 - SEGMENT INFORMATION

The Company operates in two geographic segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information was as follows:

                                         North          United      Consolidated
Three Months Ended May 26, 2001          America        Kingdom
--------------------------------------------------------------------------------
Net sales from external customers      $ 2,589,010    $   450,019   $ 3,039,029
Intersegment net sales                      83,583             --        83,583
Gross margins                              945,062        187,684     1,132,746
Income (loss) from operations              (38,172)        57,458        19,286

Three months ended May 27, 2000
--------------------------------------------------------------------------------
Net sales from external customers      $ 2,387,471    $   382,224   $ 2,769,695
Intersegment net sales                      59,518             --        59,518
Gross margins                              860,711        158,401     1,019,112
(Loss) income from operations              (39,282)         5,684       (33,598)

NOTE 9 - EARNINGS PER SHARE

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

                                            Three Months Ended                   Three Months Ended
                                               May 26, 2001                         May 27, 2000
                                    ---------------------------------   ----------------------------------
                                                              Per                                  Per
                                     Income      Shares       Share      Income       Shares       Share
                                    ---------   ---------   ---------   ---------    ---------   ---------
BASIC EPS
Income (loss) available to common
  stockholders                      $   9,969   3,023,301   $    0.00   $ (43,923)   2,551,205   $   (0.02)

EFFECT OF DILUTIVE SECURITIES
Stock options                              --     350,628          --          --           --          --
                                    ---------   ---------   ---------   ---------    ---------   ---------

DILUTED EPS
Income (loss) available to common
 stockholders plus assumed
  exercise of stock options         $   9,969   3,373,929   $    0.00   $ (43,923)   2,551,205   $   (0.02)
                                    =========   =========   =========   =========    =========   =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGE IN CONTROL

Effective February 13, 2001, Andrew H. Meyers, Greg Nelson and Langer Partners LLC, and its designees ("Offerors"), acquired a controlling interest in the Company when they purchased 1,362,509 validly tendered shares of the Company at $1.525 per share, or approximately 51% of the then outstanding common stock of the Company, under the terms of a December 27, 2000 Tender Offer Agreement (the "Tender") under which the Offerors offered to purchase up to 75% of the Company's common stock. In order to provide the Company with adequate equity to maintain the Company's compliance with the listing requirements of the NASDAQ small cap market and to enable the Company to finance its ongoing operations as well as potentially take advantage of opportunities in the marketplace and in order to induce the Offerors to enter into the Tender Offer Agreement, pursuant to its terms, the Offerors were granted 180 day options to purchase up to 1,400,000 shares of the Company's common stock, with an initial exercise price of $1.525 per share, rising up to $1.60 per share (the "Options"). On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for an aggregate purchase price of $2,135,000.

Upon closing of the Tender and the resultant change in control of the Company, the Company's existing revolving credit facility with a bank was terminated. In February 2001, the Company's President and Chief Executive Officer loaned $500,000 to the Company evidenced by a promissory note, bearing interest at prime plus 1%, which is due August 31,2001,subject to prepayment under certain conditions including exercising of the Options (see Note 2). Upon exercise of the Options on May 11, 2001, the principal amount of the loan, together with accrued interest in the amount of $11,112 was exchanged by the CEO as partial consideration for the payment of the shares of stock issued upon exercise of his portion of the Options.

THREE MONTHS ENDED MAY 26, 2001, AS COMPARED WITH THREE MONTHS ENDED MAY 27,
2000.

REVENUES

Sales of $3,039,029 for the first quarter ended May 26, 2001 were $269,334 or 9.7% above the prior year's sales of $2,769,695 for the comparable period. This increase is due to both an increase in orthotic unit volume in both the Company's domestic operations as well as its United Kingdom operations and an increase in PPT sales principally to domestic distributors.

GROSS PROFIT

Gross profit as a percentage of sales was consistent with the prior year, increasing from 36.8% in the prior year quarter to 37.27% in the current year quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended May 26, 2001, decreased $140,557 or (27.7%) as compared to the corresponding period in the prior year due to a decrease in salary and salary related expenses, a reduction in promotional activities and a reduction in commissions to outside sales representatives. General and administrative expenses increased $44,702 or 12.3% as compared to the comparable period of the prior year due to increased consulting expenses resulting from required improvements in the infrastructure of the core manufacturing operations, and increased salary related expenses for the first quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended May 26, 2001 were $34,519, a decrease of $21,207 from the prior year level of $55,726 for the comparable period. The prior year period included expenditures associated with modifications to new manufacturing processes implemented in the prior year.

CORPORATE OVERHEAD EXPENSES

Corporate overhead expenses for the first quarter increased $177,812 or 138.8% compared to the comparable period of the prior year as a result of putting in place both the management team and infrastructure necessary to implement the Company's growth initiatives. These expenses included increased legal fees and consulting expenses resulting from the change in management, increased travel and salary and salary related expenses.

OTHER INCOME, NET

Net other income was $(4,317) for the first quarter of the current fiscal year as compared with $(10,325) in the comparable prior year's quarter. The decrease in other expense was principally attributable to the prior year including a provision for minority interest in the earnings of the Company's Langer Biomechanics Group(UK) Limited subsidiary, which became a wholly-owned subsidiary on April 5, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At May 26, 2001 the Company's cash and cash equivalents were $2,227,878, an increase of $1,359,032 from February 28, 2001. In order to provide the Company with adequate equity to maintain the Company's compliance with the listing requirements of the NASDAQ small cap market and to enable the Company to finance its ongoing operations as well as potentially take advantage of opportunities in the marketplace and in order to induce the Offerors to enter into the Tender Offer Agreement, pursuant to its terms, the Offerors were granted 180 day options to purchase up to 1,400,000 shares of the Company's common stock, with an initial exercise price of $1.525 per share, rising up to $1.60 per share (the "Options"). On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for an aggregate purchase price of $2,135,0000. The increase in cash balances was primarily attributable to the exercise of the Options. Cash flow from operations results in a use of cash of $178,010 for the quarter ended May 26, 2001 principally due to an increase in accounts receivable. The increased receivables principally result from the increase in net sales and a seasonal increase in accounts receivable in the Company's first quarter.

On June 4, 2001, the Company received a letter from NASDAQ indicating that the Company was not in compliance with Marketplace Rule 4310(c)(2)(B), which requires the Company to have a minimum of $2,000,000 of net tangible assets or a market capitalization of $35,000,000 or $500,000 of net income for the most recently completed fiscal year or two of the three most recently completed fiscal years. Additionally, the letter further stated that the Company was not in compliance with a proposed new rule that would require $2,500,000 of stockholder's equity. On June 15, 2001, the Company responded to the NASDAQ letter, and as disclosed in the Company's filing on Form 10-K for the year ended February 28, 2001, indicated that as a result of the exercise of the Options, the Company was in compliance with both the minimum net tangible asset requirement as well as the proposed new minimum stockholder's equity requirement. The Company is presently in compliance with the NASDAQ Small Cap listing requirements and believes that it will continue to do so for the foreseeable future.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

As of March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. As a result of adopting SFAS No. 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. To date, the Company has not entered into any derivative financial instruments.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Factors that might cause such a difference include but are not limited to, product demand, the impact of competitive products and pricing and general business and economic conditions.


Part II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

      None

      (b)   Reports on Form 8-K

      None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        THE LANGER BIOMECHANICS GROUP, INC.

                                              -----------------------
                                                    (REGISTRANT)

DATE: JULY 5 , 2001

                                        BY: /s/ ANDREW H. MEYERS
                                           -------------------------------------
                                           ANDREW H. MEYERS
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)


                                        BY: /s/ THOMAS G. ARCHBOLD
                                           -------------------------------------
                                           THOMAS G. ARCHBOLD
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                           OFFICER)