Form 10-Q
period 2001-09-30
LANGER INC
filed 2001-11-14
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

   [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

   [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from May 27, 2001 to September 30, 2001

                         Commission file number 0-12991

                                  LANGER, INC.
                                  ------------
             (Exact name of registrant as specified in its charter.)

                     NEW YORK                        11-2239561
         -------------------------------          ----------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization.)        Identification No.)

                      450 COMMACK ROAD, DEER PARK, NY 11729
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (631) 667-1200
                            ------------------------
              (Registrant's telephone number, including area code)


                       THE LANGER BIOMECHANICS GROUP, INC.
                            February 28 of each year
       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.02 Par Value - 4,200,922 shares as of November 2, 2001.

                                      INDEX

LANGER, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION                                              PAGE


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- September 30, 2001
         and February 28, 2001                                               3

         Condensed Consolidated Statements of Operations -- Three and
         Nine Months ended September 30, 2001 and September 30, 2000         4

         Condensed Consolidated Statements of Cash Flows -- Three and
         Nine Months ended September 30, 2001 and September 30, 2000         5

         Notes to Condensed Consolidated Financial Statements -- Three
         and Nine Months ended September 30, 2001 and September 30, 2000    6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10-13

PART II. OTHER INFORMATION

Item 4.  Results of annual shareholders meeting                             14

Item 6.  Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  16

                          LANGER, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              Sept. 30, 2001    February 28,2001
                                                              --------------    ----------------
                                                                (Unaudited)
                          Assets
Current assets:
 Cash and cash equivalents                                     $ 2,166,842          $ 868,846
 Accounts receivable, net of allowance for
    doubtful accounts of $55,700 and $58,000, respectively       1,738,512          1,542,464
 Inventories, net                                                1,059,081            973,863
 Prepaid expenses and other current assets                         241,650            200,839
                                                               -----------        -----------
Total current assets                                             5,206,085          3,586,012
Property and equipment, net                                        603,606            683,501
Other assets                                                       275,641            284,706
                                                               -----------        -----------
Total Assets                                                   $ 6,085,332        $ 4,554,219
                                                               ===========        ===========

              Liabilities and Stockholders' Equity
Current Liabilities:
  Current portion of long-term debt                            $         -          $ 581,458
  Accounts payable                                                 382,179            652,974
  Accrued liabilities:
   Other current liabilities                                     1,318,320          1,166,162
   Unearned revenue-current                                        446,316            428,133
                                                               -----------        -----------
Total current liabilities                                        2,146,815          2,828,727

Accrued pension expense                                              4,118             13,118
Unearned revenue-long-term                                         118,547            104,381
Deferred income taxes                                                8,848              8,662
                                                               -----------        -----------
Total liabilities                                                2,278,328          2,954,888
                                                               -----------        -----------
Stockholders' equity:
   Common stock, $.02 par value. Authorized
     10,000,000 shares; Issued 4,268,022 and
     2,849,022 shares, respectively                                 85,361             56,981
   Additional paid-in capital                                   12,223,737         10,086,555
   Accumulated deficit                                          (8,081,994)        (8,118,291)
   Accumulated other comprehensive loss                           (304,643)          (310,457)
                                                               -----------        -----------
                                                                 3,922,461          1,714,788
Less: treasury stock at cost, 67,100 and
           67,100 shares, respectively                            (115,457)          (115,457)
                                                               -----------        -----------
Total stockholders' equity                                       3,807,004          1,599,331
                                                               -----------        -----------
Total Liabilities and Stockholders' Equity                     $ 6,085,332        $ 4,554,219
                                                               ===========        ===========

See notes to condensed consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended:               Nine Months Ended:

                                                      Sept 30, 2001    Sept 30, 2000    Sept 30, 2001    Sept 30, 2000
                                                      -------------    -------------    -------------    -------------
Net sales                                              $ 3,434,507      $ 3,123,902      $ 9,210,072      $ 8,516,435
Cost of sales                                            2,072,966        2,080,710        6,099,846        5,632,391
                                                       -----------      -----------      -----------      -----------
     Gross profit                                        1,361,541        1,043,192        3,110,226        2,884,044

Selling expenses                                           397,415          523,639        1,207,312        1,515,574
Research and development expenses                           42,972           87,326          129,281          211,592
General and administrative expenses                        498,315          395,793        1,011,838        1,201,569
Corporate general and administrative expenses              413,974          151,671        1,146,759          420,080
Stockholders' transaction and restructuring expenses                                         795,667
                                                       -----------      -----------      -----------      -----------
Income (loss) from operations                                8,865         (115,237)      (1,180,631)        (464,771)
                                                       -----------      -----------      -----------      -----------
Other income (expense):
   Other income (expense)                                   13,173            6,642           19,015          (32,669)
   Interest expense                                           (654)                          (14,619)          (6,710)
   Minority interest                                             -                -                -           17,781
                                                       -----------      -----------      -----------      -----------
Other income (expense), net                                 12,519            6,642            4,396          (21,598)
                                                       -----------      -----------      -----------      -----------
Income (loss) before income taxes                           21,384         (108,595)      (1,176,235)        (486,369)
Provision for (benefit from) income taxes                    9,500            2,500           21,527           (9,542)
                                                       -----------      -----------      -----------      -----------
Net income (loss)                                      $    11,884      $  (111,095)     $(1,197,762)     $  (476,827)
                                                       ===========      ===========      ===========      ===========
Weighted average number of common
   shares used in computation of net
    income  per share:
       Basic                                             4,190,054        2,680,281        3,857,981        2,557,123
       Diluted                                           4,534,492        2,680,281        3,857,981        2,557,123

Net income per common share :

       Basic                                           $      0.00      $     (0.04)     $     (0.31)     $     (0.19)
                                                       ===========      ===========      ===========      ===========
       Diluted                                         $      0.00      $     (0.04)     $     (0.31)     $     (0.19)
                                                       ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended:                 Nine Months Ended:

                                                              Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 2001    Sept. 30, 2000
                                                              --------------    --------------    --------------    --------------
Cash Flows From Operating Activities:

Net income (loss)                                               $    11,884       $  (111,095)      $(1,197,762)      $  (476,827)

Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Deferred foreign taxes                                               (43)              (96)            1,735             2,071
   Depreciation and amortization                                     91,356            86,710           238,470           277,834
   Provision for doubtful accounts receivable                         6,000             2,183            31,051            26,756
   Issuance of stock options for consulting services                      -                 -           245,000                 -
Changes in operating assets and liabilities:
   Accounts receivable                                              (62,182)         (164,080)          (77,268)          (49,260)
   Inventories                                                      (73,861)           53,487            42,047           356,191
   Prepaid expenses and other assets                                 51,455           (17,330)          (28,595)           59,833
   Accounts payable and accrued liabilities                         116,916           (36,422)          268,800          (200,840)
   Net pension liability                                            (21,000)          (45,000)          (21,080)          (72,451)
   Unearned revenue                                                  20,261            22,466            28,529             5,050
                                                                -----------       -----------       -----------       -----------
Net cash provided by (used in) operating activities                 140,786          (209,177)         (469,073)          (71,643)
                                                                -----------       -----------       -----------       -----------
Cash Flows From Investing Activities:
   Langer UK purchase                                                     -                 -                 -          (145,138)
   Capital expenditures                                             (79,032)          (25,423)         (121,303)           (6,907)
                                                                -----------       -----------       -----------       -----------
Net cash used in investing activities                               (79,032)          (25,423)         (121,303)         (152,045)
                                                                -----------       -----------       -----------       -----------

Cash Flows From Financing Activities:
   Repayments on equipment line of credit                                 -           (11,979)          (87,646)          (21,562)
   Issuance of stock-UK purchase                                          -                 -                 -            65,139
   Treasury stock issued (acquired)                                       -                 -                 2          (127,150)
   Exercise of common stock options                                  30,562            52,100         1,666,101            52,100
   Issuance of common stock                                                                             260,810                 -
   Issuance of director's shares                                          -            20,366                 -            20,366
   Proceeds from issuance of debt                                                                       500,000                 -
                                                                -----------       -----------       -----------       -----------
Net cash provided by (used in) financing activities                  30,562            60,487         2,339,267           (11,107)
                                                                -----------       -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                 92,316          (174,113)        1,748,891          (234,795)

Cash and cash equivalents at beginning of period                  2,074,526           729,173           417,951           789,855

                                                                -----------       -----------       -----------       -----------
Cash and cash equivalents at end of period                      $ 2,166,842       $   555,060       $ 2,166,842       $   555,060
                                                                ===========       ===========       ===========       ===========

Supplemental Disclosures of Cash Flow Information:
         Interest expense                                       $       654       $         -       $    14,619       $     6,710
                                                                ===========       ===========       ===========       ===========
         Income taxes                                           $         -       $         -       $         -       $     2,348
                                                                ===========       ===========       ===========       ===========

See notes to condensed consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

A)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the Company's financial position as of September 30, 2001 and the result of its operations and its cash flows for the three and nine months ended September 30, 2001 and September 30, 2000 are in conformity with accounting principles generally accepted in the United States of America for interim financial information, applied on a consistent basis. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2001.

B)       Change in Name and Fiscal Year End

At its July 17, 2001 annual meeting, the stockholders approved changing the name of the Company to Langer, Inc. and its fiscal year to December 31 of each year. Therefore the presentation of both the Condensed Consolidated Statements of Operations (unaudited) and Cash Flows (unaudited) for the nine months ended September 30, 2001 and September 30, 2000 encompass results from January 1, 2001 and 2000 respectively.

Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

C)       Income per Share

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

D)       Provision for Income Taxes

The provision for income taxes is based on domestic and foreign operations. For the periods ended September 30, 2001 and September 30, 2000, the domestic operation incurred a net loss and, accordingly, no provision or benefit for income tax has been recorded. However, the foreign operation incurred net income for which a tax provision of 21% was recorded.

E)       Reclassifications

Certain reclassifications have been made to the prior condensed consolidated financial statements to present them on a basis consistent with the current year.

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

NOTE 3 - CREDIT FACILITY

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

NOTE 5 - INVENTORIES

Inventories and cost of sales for the interim periods were based on the Company's perpetual records.

                                         September 30, 2001   February 28, 2001
                                         ------------------   -----------------
                                            (Unaudited)
Inventories consist of:

Raw materials                               $   662,759          $   795,111
Work-in-process                                 110,018              107,006
Finished goods                                  486,133              265,069
                                            -----------          -----------
Total Inventories                             1,258,910            1,167,186
    Less: allowance for obsolescence            199,829              193,323
                                            -----------          -----------
Net inventories                             $ 1,059,081          $   973,863
                                            ===========          ===========

NOTE 6 - SEASONALITY

Revenues derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, have historically been significantly higher in the warmer months of the year.

NOTE 7 - COMPREHENSIVE INCOME

The Company's comprehensive earnings were as follows:

                                                  Three Months Ended                Nine Months Ended

                                            Sept. 30, 2001   Sept. 30, 2000   Sept. 30, 2001   Sept. 30, 2000
                                            --------------   --------------   --------------   --------------
Net income (loss)                            $    11,884      $  (111,095)     $(1,197,762)     $  (476,827)

Other comprehensive income (loss),
  net of tax:
    Change in equity resulting from
    translation of financial statements
    into U.S. dollars.                             8,829           (1,384)          (6,035)             533
                                                ---------         ---------      ----------        ---------
Comprehensive income (loss)                  $    20,713      $  (112,479)     $(1,203,797)     $  (476,294)
                                                =========         =========      ==========        =========

NOTE 8 - SEGMENT INFORMATION

The Company operates in two geographic segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information was as follows:

                                                North         United
Three months ended September 30, 2001          America        Kingdom       Consolidated
------------------------------------------------------------------------------------------
Net sales from external customers           $ 2,945,476     $   489,031     $ 3,434,507
Intersegment net sales                           74,701            ----          74,701
Gross margins                                 1,145,336         216,205       1,361,541
Income (loss) from operations                   (70,594)         79,459           8,865

Three months ended September 30, 2000
------------------------------------------------------------------------------------------
Net sales from external customers           $ 2,735,483     $   388,419     $ 3,123,902
Intersegment net sales                           50,106            ----          50,106
Gross margins                                   867,822         175,370       1,043,192
(Loss) income from operations                  (137,054)         21,817        (115,237)

Nine months ended September 30, 2001
------------------------------------------------------------------------------------------
Net sales from external customers           $ 7,828,371     $ 1,381,701     $ 9,210,072
Intersegment net sales                          196,729           -----         196,729
Gross margins                                 2,537,937         572,289       3,110,226
(Loss) income from operations                (1,375,003)        194,372      (1,180,631)

Nine months ended September 30, 2000
------------------------------------------------------------------------------------------
Net sales from external customers           $ 7,248,264     $ 1,268,171     $ 8,516,435
Intersegment net sales                          222,348           -----         222,348
Gross margins                                 2,361,584         522,460       2,884,044
(Loss) income from operations                  (489,935)         25,164        (464,771)

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

                                               Three Months Ended                     Three Months Ended
                                               September 30, 2001                     September 30, 2000
                                               ------------------                     ------------------
                                                                   Per                                    Per
                                        Income       Shares       Share        Income       Shares       Share
                                        ------       ------       -----        ------       ------       -----
Basic EPS
---------
Income (loss) available to common
  stockholders                         $ 11,884    4,190,054      $0.00     $ (111,095)   2,680,281     $(0.04)

Effect of Dilutive Securities
-----------------------------
Stock options                                 -      344,438          -              -            -          -
                                       --------    ---------      -----     ----------    ---------     ------
Diluted EPS
-----------
Income (loss) available to common
 stockholders plus assumed
  exercise of stock options            $ 11,884    4,534,492      $0.00     $ (111,095)   2,680,281     $(0.04)
                                       ========    =========      =====     ==========    =========     ======

                                               Nine Months Ended                    Nine Months Ended
                                               September 30, 2001                   September 30, 2000
                                               ------------------                   ------------------
                                                                   Per                                    Per
                                        Income       Shares       Share        Income       Shares       Share
                                        ------       ------       -----        ------       ------       -----
Basic EPS
---------
(Loss) income available to common
  stockholders                       $(1,197,762)   3,857,981     $(0.31)    $(476,827)    2,557,123    $(0.19)


Effect of Dilutive Securities
-----------------------------
Stock options                                  -            -          -             -             -         -
                                     -----------    ---------      ------    ---------     ---------    ------
Diluted EPS
-----------
(Loss) income available to common
 stockholders plus assumed
  exercise of stock options          $(1,197,762)   3,857,981      $(0.31)   $(476,827)    2,557,123    $(0.19)
                                     ===========    =========      ======    =========     =========    ======

NOTE 10 - JUNE 2001 AND JUNE 2000 RESULTS

As a result of the Company changing its fiscal year from the last day of February to December 31 of each year, the results for the month ending June 23, 2001 have not been reported in any of the Company's previous filings. Below are the comparative results for the month ending June 23, 2001 as compared to the month ending June 24, 2000. This summarized financial information is reported separately as all of the previous months' results are encompassed in the Company's Form 10-K for the year ended February 28, 2001 and Form 10-Q for the three months ended May 26, 2001.

                                         June 23, 2001     June 24, 2000
                                         -------------     -------------

Net sales                                 $   951,453       $   890,441
Gross profit                              $   338,303       $   318,393

Income (loss) from operations             $    20,780       $   (29,499)
Net income (loss)                         $    14,444       $   (29,927)

Net income (loss) per common share
         Basic                            $      0.00       $     (0.01)
                                          ===========       ===========
         Diluted                          $      0.00       $     (0.01)
                                          ===========       ===========

NOTE 11 - SUBSEQUENT EVENTS

On November 1, 2001, the Company sold $14,589,000 of its 4% convertible subordinated notes, due August 31, 2006, in a private placement. The notes are convertible into the Company's common stock at a conversion price of $6.00 per share and are subordinated to all senior indebtedness, existing or in the future. The Company received net proceeds of $13,713,660 from this offering.

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

In February 2001, the Company's President and Chief Executive Officer,
Andrew H. Meyers, loaned $500,000 to the Company evidenced by a promissory note, bearing interest at prime plus 1%, which was due August 31, 2001, subject to prepayment under certain conditions including the exercise of the Options (see
Note 2). Upon exercise of the Options on May 11, 2001, the principal amount of the loan, together with accrued interest in the amount of $11,112 was exchanged by the CEO as partial consideration for the payment of the shares of stock issued upon exercise of his portion of the Options.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001, AS COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUES

Sales of $3,434,507 for the three months ended September 30, 2001 were $310,605 or 9.9% above sales of $3,123,902 for the comparable period in the prior year. Sales of $9,210,072 for the nine months ended September 30, 2001 were $693,637 or 8.1% higher than the prior year's period sales of $8,516,435. These increases are due to increases in orthotic unit volume in both the Company's domestic as well as its United Kingdom operations, partially resulting from an improvement in the Company's production turnaround time.

GROSS PROFIT

Gross profit as a percentage of sales for the three months ended September 30, 2001 increased to 39.6% from 33.4% for the comparable prior year's period due to reduced overhead expenses, particularly with respect to salaries and lower fixed expenses allocated to greater units produced. The nine months gross profit as a percentage of sales was consistent with the same period in the prior year, decreasing slightly from 33.9% in the prior year to 33.8% in the current year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended September 30, 2001, decreased by $126,224 or 24.1% from $523,639 to $397,415 compared to the same period in the prior year and decreased $308,262 or 20.3% from $1,515,574 to $1,207,312 for the nine month period compared to the same period in the prior year. These reductions were mainly due to lower salary and salary related expenses, a reduction in promotional activities and expenses and a reduction in commissions to outside sales representatives. General and administrative expenses increased $102,522 or 25.9% from $395,793 to $498,315 for the three month period ended September 30, 2001 compared to the same period in the prior year and increased $605,936 or 50.4% from $1,201,569 to $1,807,505 for the nine month period ended September 30, 2001 as compared to the prior year's nine month period. After allocating $795,667 to stockholders' transaction and restructuring expenses there was a decrease of $189,731 or 15.8%. The increase for the three month period is due to increased consulting expenses to improve the infrastructure of the core manufacturing operations, increased legal and professional expenses, increased travel, higher bank fees on increased credit card sales and expenses accrued in the period for contributions to the employee incentive plan. The increase in expenses, including stockholders' transaction and restructuring expenses for the nine month period ending September 30, 2001 as compared to the same period in the prior year was due to severance expenses, salary and salary related expenses, options expenses, insurance, consulting and professional expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended September 30, 2001 were $42,972, a decrease of $44,354 from the prior year level of $87,326 for the comparable period and the nine months expenses were $129,281 compared to $211,592 in the prior year, a decrease of $82,311. The prior year period for both three and nine months, included expenditures associated with modifications to new manufacturing processes implemented in the prior year.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

Corporate general and administrative overhead expenses for the three months ended September 30, 2001 increased $262,303 or 172.9% compared to the same period of the prior year and increased $726,679 or 173.0% for the nine months ending September 30, 2001 as compared to the same period in the prior year. The increases were mainly attributable to putting in place both the management team and infrastructure necessary to implement the Company's growth initiatives. The increased expenses included legal, accounting and consulting expenses resulting from the change in management, increased travel and salary and salary related expenses, including increased employee incentive plan and stockholders relations expenses. These increased expenses were additionally incurred in implementing the Company's acquisition strategy.

OTHER INCOME, NET

Other income, net, was $12,519 for the three months ended September 30, 2001 as compared with $6,642 in the comparable prior year's period. Other income, net, for the nine months ended September 30, 2001 totaled $4,396 against a loss of ($21,598) for the same period in the prior year. The increase in other income, net, for the three and nine month period ended September 30, 2001 was due to increased interest income on excess cash balances and a decrease in the expense related to the provision for minority interest in the earnings of the Company's UK subsidiary, which became a wholly-owned subsidiary on April 5, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's cash and cash equivalents were $2,166,842, an increase of $1,297,996 from February 28, 2001. The increase in cash balances was primarily attributable to the exercise of options during May 2001, for an aggregate purchase price of $2,135,000, which was mainly offset by increases in net accounts receivable and inventory and decreases in the current portion of long term debt and accounts payable.

On November 1, 2001, the Company sold $14,589,000 of its 4% convertible subordinated notes, due August 31, 2006, in a private placement. The notes are convertible into the Company's common stock at a conversion price of $6.00 per share and are subordinated to all senior indebtedness, existing or in the future. The Company received net proceeds of $13,713,660 from this offering.

Repurchases of the Company's common stock may be made from time to time in the open market at prevailing prices and may be made in privately negotiated transactions, subject to available resources. The Company may also finance acquisitions of other companies or product lines in the future from existing cash balances and, from borrowings from institutional lenders, and/or the public or private offerings of debt or equity securities. Management believes that its existing cash balances, funds generated from operations and the proceeds from the sale of 4% convertible subordinated notes on November 1, 2001 (see Note 11-Subsequent Events) will be adequate to meet the Company's cash needs during the fiscal year ending December 31, 2001.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. As a result of adopting SFAS No. 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. To date, the Company has not entered into any derivative financial instruments. (See Note 4)

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

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

Part II.  OTHER INFORMATION

Item 4. The Company held its annual meeting of shareholders on July 17, 2001. Of the 4,181,922 shares of common stock entitled to vote at the meeting, 3,969,687 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 94.92% of the Company's outstanding shares of common stock.

         At the meeting the Company's shareholders approved the following matters:

         1. Burtt R. Ehrlich, Andrew H. Meyers, Jonathan R. Foster, Arthur Goldstein and Greg Nelson were elected as Directors. The votes cast, in person or by proxy, on the motion to elect Directors were as follows:

                                           For                  Against
                                           ---                  -------
              Burtt R. Ehrlich          3,969,607                  80
              Andrew H. Meyers          3,969,607                  80
              Jonathan R. Foster        3,969,607                  80
              Arthur Goldstein          3,969,607                  80
              Greg Nelson               3,969,607                  80

         2. Restating the Company's Certificate of Incorporation to change the name of the Company from "The Langer Biomechanics Group, Inc." to "Langer, Inc." The votes cast, in person or by proxy, to change the Company's Certificate of Incorporation were as follows:

                       For           Against          Abstentions
                       ---           -------          -----------
                    3,969,300          287                100


         3. Proposal to ratify the change of the Company's fiscal year end from February 28th of each year to December 31st of each year. The votes cast, in person or by proxy, were as follows:

                       For           Against          Abstentions
                       ---           -------          -----------
                    3,969,349          238                100


         4. Resolution proposing the approval of the Company's 2001 Stock Incentive Plan. The votes cast, in person or by proxy, to adopt the Company's 2001 Stock Incentive Plan were as follows:

                       For           Against          Abstentions
                       ---           -------          -----------
                    3,260,594         28,616              688


         5. Ratification of Deloitte & Touche as the independent public auditors for the Company for the fiscal year ended December 31, 2001. The votes cast, in person or by proxy, to ratify Deloitte & Touche as independent public auditors for the Company for the fiscal year ending December 31, 2001 were as follows:

                       For           Against          Abstentions
                       ---           -------          -----------
                    3,969,287           0                 400

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

   27.   Financial Data Schedule

   (b)   Reports on Form 8-K

               The Company filed a Current Report on Form 8-K on July 31, 2001 under Item 5 to report the change of the Company's name and under
               Item 8 to report the change of the Company's fiscal year.

               The Company filed a Current Report on Form 8-K on November 13, 2001 to report the completion of the sale of $14,589,000 principal amount of its 4% convertible subordinated notes, due August 31, 2006, in a private placement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Langer, Inc.

                                       -----------------------
                                            (REGISTRANT)

DATE: November 14, 2001


                                       By: /s/ ANDREW H. MEYERS
                                           ------------------------------
                                           Andrew H. Meyers
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                       By: /s/ TERENCE FITZMAURICE
                                           ------------------------------
                                           Assistant Controller
                                           (Principal Financial and Accounting
                                           Officer)