Form 10-K
period 2001-12-31
LANGER INC
filed 2002-04-01
CIK 725460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                        --------------------------------

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from March 1, 2001 to December 31, 2001


                           Commission File No. 0-12991

                                  LANGER, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)

                        NEW YORK                     11-2239561
                        --------                     ----------
            (State or other jurisdiction       (I.R.S. employer iden-
                  of incorporation or             tification number)
                    organization)

                   450 COMMACK ROAD, DEER PARK, NEW YORK 11729
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

YES      X         NO
    -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 26, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was $13,010,259, as computed by reference to the average bid and ask prices of such common stock ($8.175) multiplied by the number of shares of voting stock outstanding on March 26, 2002 held by non-affiliates (1,591,469 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an "affiliate" of the Company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 26, 2002.

CLASS OF COMMON STOCK         OUTSTANDING AT MARCH  26, 2002

Common Stock, par value             4,200,922 shares
$.02 per share


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated herein by reference to the Company's proxy statement for the 2002 annual meeting of the registrant's stockholders or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

                                  LANGER, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                         PAGE

                                     PART I

 ITEM 1.     BUSINESS....................................................  4
 ITEM 2.     PROPERTIES..................................................  9
 ITEM 3.     LEGAL PROCEEDINGS...........................................  9
 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....      9

                                     PART II

 ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS......................................... 10
 ITEM 6.     SELECTED FINANCIAL DATA..................................... 12
 ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL
             CONDITION AND RESULTS OF OPERATIONS......................... 13
 ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK................................................. 19
 ITEM 8.     FINANICAL STATEMENTS AND SUPPLEMENTARY DATA................  19
 ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND DISCLOSURE................................... 41

                                    PART III

 ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY............. 41
 ITEM 11.    EXECUTIVE COMPENSATION...................................... 41
 ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.............................................. 41
 ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 41

                                     PART IV

 ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
             SCHEDULES, AND REPORTS ON FORM 8-K.......................... 42


 SIGNATURES.............................................................. 45

                                     PART I


ITEM 1.  BUSINESS

GENERAL


Langer, Inc. (formerly known as The Langer Biomechanics Group, Inc.) (the "Company") is engaged in the design, manufacture and marketing of foot and gait-related biomechanical products. The Company's largest product line, custom-made, prescription orthotic devices, accounted for approximately 86% of the Company's sales for the ten months ended December 31, 2001. Foot orthoses are contoured molds made from plastic, graphite, leather or composite materials, which are placed in patients' shoes to (i) correct or mitigate abnormalities in their gait and (ii) relieve symptoms associated with foot or postural malalignment. These devices function by maintaining the proper relationships between a patient's forefoot, rearfoot, leg and horizontal walking surface. The Company believes it has the highest overall unit volume and revenue in the custom foot orthoses industry. The Company's customers are primarily podiatrists, and also include orthopedists, physical therapists and Orthotic and Prosthetic ("O&P") centers.

    In addition to its line of orthotics products, the Company has developed and markets a number of other products that help treat biomechanical medical problems related to feet and gait, including PPT(R) Medical Grade Soft Tissue Supplement.

    In 2001, the Company changed its fiscal year end to December 31 of each year. Accordingly, this report covers the ten-month fiscal period beginning on March 1, 2001 and ending on December 31, 2001.

    For financial reporting purposes, the Company's businesses are separated into two segments, North America and the United Kingdom (See Note 12 to the Company's financial statements for the ten months ended December 31, 2001). Except as disclosed below with respect to distribution channels, suppliers, seasonality, and governmental regulation, the information contained herein is generally applicable to both segments.

    In addition to the information included below in this Item 1, see Item 8 below and Note 1 to the Company's financial statements for the ten months ended December 31, 2001 for financial and other information concerning the Company's operations.

BACKGROUND AND RECENT DEVELOPMENTS

    Since its incorporation under the laws of the State of New York in 1971, the Company has engaged in activities relating to the application of scientific and quantitative methods for the diagnosis and treatment of foot and gait-related problems. To date, the majority of the Company's revenues have been derived from the sale of prescription biomechanical custom foot orthotic devices to health care practitioners in the field of podiatric biomechanics. Podiatric biomechanics deals essentially with the structure and function of segments of the feet as they relate to each other and to the function of the legs, hips and spine.

    The Company has also endeavored to manufacture and market complementary products relating to locomotor dysfunctions. Building on its experience in treating disorders associated with the biomechanics of the foot and leg, the Company has directed efforts towards producing therapeutic products which can treat and improve patients' motor capabilities, biomechanical alignment and function.

    Export and foreign sales constituted approximately 35% and 36% of revenues for the ten-month periods ended December 31, 2001 and December 31, 2000, respectively, and 36% and 34% of revenues for the fiscal years ended February 28, 2001 and February 29, 2000, respectively.

    Effective February 13, 2001, Andrew H. Meyers, Greg Nelson and Langer Partners LLC, and its designees ("Offerors"), acquired a controlling interest in the Company when they purchased 1,362,509 validly tendered shares of the Company at $1.525 per share, or approximately 51% of the then outstanding common stock of the Company, under the terms of a December 27, 2000 Tender Offer Agreement (the "Tender") under which the Offerors offered to purchase up to 75% of the Company's common stock. In order to provide the Company with adequate equity to maintain the Company's compliance with the listing requirements of the NASDAQ small cap market and to enable the Company to finance its ongoing operations as well as potentially take advantage of opportunities in the marketplace, in order to induce the Offerors to enter into the Tender Offer Agreement, pursuant to its terms, the Offerors were granted 180 day options to purchase up to 1,400,000 shares of the Company's common stock, with an initial exercise price of $1.525 per share, rising up to $1.60 per share (the "Options"). These Options have been recorded as a non-cash dividend of $3,206,000, the fair market value of the Options on the date of grant. Upon the closing of the Tender, the Board of Directors of the Company resigned in favor of Andrew H. Meyers (President and Chief Executive Officer), Burtt Ehrlich (Chairman of the Board), Jonathan R. Foster, Greg Nelson and Arthur Goldstein, and the Company issued a total of 120,000 options to the four new outside members of the Board of Directors in connection with their services as members of the Board.

    In connection with the Tender and the resultant change in control, the Company recorded costs and expenses of approximately $1,008,000 for the year ended February 28, 2001. Please refer to Management's Discussion and Analysis in
Item 7 below for a further discussion of these charges.

    As part of the change in control, new management determined that the Company required additional cash to potentially take advantage of opportunities in the marketplace. On February 13, 2001, three Directors of the Company purchased 147,541 restricted shares at $1.525 for total proceeds of $225,000. On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share, resulting in proceeds to the Company of $2,135,0000. The Company's Chief Executive Officer, Andrew H. Meyers, converted an existing $500,000 loan plus accrued interest as partial proceeds toward the exercise of this Option. Prior to the exercise of this Option, the Company's net worth dropped below the minimum required levels for listing on NASDAQ. This shortfall has been fully remedied through the exercise of this Option and management anticipates that the Company will continue to meet the NASDAQ listing requirements.

    On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, subject to anti-dilution protections and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to Call any of the Notes, the holders of the Notes may elect to convert the Notes into the Company's common stock. Interest is payable semi-annually on the last day of June and December.

    Management will seek to expand the Company's business through internal growth and acquisitions of companies in the medical device area in the United States and Europe. Depending upon the opportunities available, the Company may seek additional debt or equity financing. No assurances can be made that the Company will find or consummate such additional financing on terms acceptable to the Company.


CUSTOM ORTHOTIC DEVICES

    During the ten-month period ended December 31, 2001, the Company's sales of custom biomechanical orthotic devices totaled $9,038,000, compared to $8,507,000 for the comparable ten-month period ended December 31, 2000. Custom-made prescription orthotic devices are the Company's largest product line, accounting for approximately 86% of the Company's sales. Domestic custom orthotic sales for the ten-month period increased 9%, while custom orthotic sales at the Company's United Kingdom subsidiary increased 27%. For the same period, Canadian sales decreased 12%, in part, due to the devaluation of the Canadian dollar against United States currency.

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

    While sales of custom orthotics were primarily made to practitioners within the United States, the Company also sells its custom orthotic products in approximately thirty-two foreign countries. Except for one orthotic product customer which accounts for 3.1% of sales, no single domestic custom orthotic customer presently accounts for more than 1.5% of the Company's annual consolidated revenues. The primary market for custom orthotic devices is podiatrists who prescribe such devices for their patients. There are approximately 14,000 practitioners of podiatry licensed in the United States. Custom orthotic devices are also sold to other health care professionals, such as orthopedists, physical therapists and orthotists/prosthetists engaged in the treatment of the foot and lower extremity. The Company does not sell the devices directly to the user-patient. In the United Kingdom, the National Health Service ("NHS") accounts for approximately 40% of the custom orthotic devices sold in the United Kingdom by the Company's subsidiary. No binding agreement exists between the Company's subsidiary and the NHS. Approximately 35% of the subsidiary's custom orthotic devices are sold outside of the United Kingdom.

    The Company makes orthotic devices in three facilities; Deer Park, New York; Brea, California; and Stoke-on-Trent, England. In order to produce a custom orthotic device, the prescribing practitioner furnishes plaster impression casts of the patient's feet and necessary clinical information on an appropriate prescription order form. The cost of the device to the patient is typically included by the practitioner as part of his fee for treatment. In addition to its six-month warranty, an individual may purchase an optional "Protect Program" extended warranty. Under the program, the Company will repair or replace the orthotics at no charge, or at a reduced charge, during the first 24 months following the sale.

    Another custom-made product line called "FirstChoice" was introduced in fiscal 1995 in order to address price-sensitive market areas, including managed care organizations. The product offering is limited to several basic products and has flat rate pricing. The manufacturing and service areas are also limited in order to reduce costs.

    In 2000, the Company launched its prefabricated foot orthoses, called Contours(TM). This off-the-shelf product line has been expanded to include, dress (low profile), sport and standard models and provides a lower cost option when pricing is an issue for the patient. These prefabricated foot orthoses require no special casting by the practitioner and are sold to practitioners through the Company and its distributors.

    The Company continues to design orthotic devices to address the needs of particular areas of the market. For example, the general interest in physical fitness has resulted in demand for orthotic devices and it has heightened the awareness of the importance of proper foot function and foot care. To address this segment of the market, the Company manufactures an extensive line of orthotics called Sporthotics(R), designed for the specific needs of runners and other sport-specific athletes, including football, basketball and tennis players. The Company offers many specialized products including: Healthflex(R) (designed for the needs of aerobic dance, walking and exercise enthusiasts), DesignLine(R) (a functional orthotic designed to fit into dress shoes, such as high fashion shoes and loafers which cannot accommodate a full-size orthotic), and DressFlex(R) (a unique patented proprietary device for use in women's high-heeled shoes.)

    The Company believes that a relatively small percentage of custom orthotic devices continue to be made by practitioners in their own offices or laboratories. The vast majority of the market is serviced by professional laboratories based on casts and prescriptions furnished by practitioners. The custom orthotic industry in both the domestic and United Kingdom areas is fragmented with several national and regional orthotic manufacturers making up 40 to 45% of this market and the remainder of the market is divided among smaller regional and local facilities.

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

    Sales of products fabricated from PPT for the ten-month period ended December 31, 2001 were $1,007,000 versus $1,075,000 for the ten-month period ended December 31, 2000. This decrease is primarily attributable to lower sales to domestic distributors.

    The essential function of PPT, which independent tests show to have improved properties over competitive materials, is to provide protection against forces of pressure, shock and shear. The Company believes that PPT's characteristics make it a superior product in its field. PPT has a superior "memory" that enables it to return to its original shape faster and more accurately than other materials used for similar purposes. PPT is also odorless and non-sensitizing to the skin and has a porosity that helps the skin to remain dry, cool and comfortable. These factors are especially important in sports medicine applications.

    The Company has developed and sells a variety of products fabricated from PPT including molded insoles, components for orthotic devices, laminated sheets, and diabetic products. Some manufacturing operations associated with these products are performed by outside vendors.

    Besides podiatric use, the Company believes PPT is suitable for other orthopedic and medical-related uses such as liners for braces and prosthetics, as shock absorbers and generally in devices used in sports and physical therapy. The Company continues to revitalize its PPT line by expanding its products to include shock absorbing PPTGel(TM) products to be used as shoe inserts and brace liners.

    The market for soft tissue supplements is highly competitive. Brand products as well as commodity-type foam rubber are all widely used. Brand name competitive products include Spenco, Sorbothane, medical-grade Poron, and DCS. The remainder of the market is fragmented. The Company competes directly with one other manufacturer of cellular urethane foam.


RAW MATERIALS

     While the Company obtains a number of its fabrication materials from a variety of sources, it has not experienced any significant shortages other than occasional backorders. In most cases, any needed materials, other than PPT, can usually be obtained from an alternate distributor at a competitive price. To date, the Company has found that the components, supplies and raw materials that are necessary for the manufacture, production and delivery of its products have been available in the quantities that are required; however, the failure of the Company's suppliers to deliver components, supplies, and raw materials in sufficient quantities and in a timely manner could adversely affect the Company's business and results of operations.

    Currently, North Seas Plastics supplies approximately 20% of the plastics used by the Company's manufacturing facility in the United Kingdom. Should North Seas Plastic not have the available materials as needed, the Company believes that comparable material could be obtained from other sources at comparable prices.

MARKETING

    The Company utilizes an expanded network of regional sales representatives and an expanded telesales department to target multi-practitioner and individual facilities. In addition, the Company continues to use trade shows, advertising, direct mail, educational sponsorships, public relations and maintenance marketing to market and distribute its products. The Company emphasizes customer service by maintaining a staff of customer service representatives at each of its facilities.

    The Company focuses on providing education and training for healthcare practitioners through seminars and in-service programs who treat biomechanical problems of the lower extremity. A comprehensive program is offered in biomechanics, gait analysis and the cost-effectiveness of orthotic therapy.

    Management promotes awareness of orthotics through marketing and operational initiatives. A Volume Incentive Program ("VIP"), along with practice building assistance, is oriented toward helping practitioners expand the orthotic components portion of their practices and relationship building with the Company's customer base.


RESEARCH AND DEVELOPMENT

    Research and development costs incurred during the ten-month periods ended December 31, 2001 and December 31, 2000 were $142,000 and $212,000, respectively. This decrease is principally due to lower consulting expenses and testing supply expenses, which were associated with this department in its initial years.


PATENTS AND TRADEMARKS

    The Company holds 13 patents, 95 trademarks and 9 copyrights. These patents and trademarks are held in 12 countries, including the United States. The Company has exclusive licenses to three types of orthotic devices which are patented in the United States and several foreign countries. The Company believes that none of its active patents, trademarks, or licenses is essential to the successful operation of its business as a whole. However, one or more of the patents, trademarks, or licenses may be material in relation to individual products or product lines. Loss of patent protection could have an adverse effect on the Company's business by permitting competitors to utilize techniques developed by the Company.


GOVERNMENTAL REGULATION

    Rules of the Food and Drug Administration ("FDA") may from time to time require the submission of a 510(k) notification of intent to market certain products. Upon submission of a 510(k), the FDA may determine the product to be substantially equivalent to products previously marketed in interstate commerce. The Company is not aware of any requirements to file any 510(k) notifications. The marketing, manufacturing and sales of stock products sold by the Company's United Kingdom subsidiary are subject, where applicable, to regulations of the European Economic Community ("EEC").


EMPLOYEES

    At January 2, 2002, the Company had 162 employees, of which 94 were located in Deer Park, New York, 39 in Brea, California, and 29 in Stoke-on-Trent, England. None of the Company's employees is subject to a collective bargaining agreement. The Company believes it has satisfactory relationships with its employees.

MEDICAL CONSULTANTS

    The Company has relationships with three medical specialists who provide professional consultative services to the Company in their areas of specialization. All of these consultants are on the faculties of podiatric medical colleges in the United States.

    The consultants test and evaluate the Company's products, act as speakers for the Company at symposiums and professional meetings, generally participate in the development of the Company's products and services and disseminate information about them. The Company also relies on practitioners in various parts of the country to act as field evaluators of the Company's products.


SEASONALITY

    Revenue derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, has in North America historically been significantly higher in the warmer months of the year, while sales of orthotic devices by the Company's United Kingdom subsidiary has historically not evidenced any seasonality.


ITEM 2.  PROPERTIES

    The Company's executive offices and its primary manufacturing facilities (approximately 44,500 square feet) are located in Deer Park, New York. The Deer Park facility is leased through July 31, 2005, with a four-year extension option, and with monthly lease payments averaging $25,181. The Company also leases space (approximately 9,300 square feet) in Brea, California (manufacturing facility) which expires on December 31, 2004, and with aggregate monthly lease payments of $8,275. The Company's United Kingdom subsidiary has a manufacturing facility (approximately 15,000 square feet) in Stoke-on-Trent, England, which is leased through August 2004, with a five-year extension option and with quarterly lease payments of $9,525 (based upon an exchange rate of 1.4515). The Company believes that its manufacturing facilities are suitable and adequate and provide the productive capacity necessary for its current and reasonably foreseeable future manufacturing needs. The Company believes that while these manufacturing facilities are being adequately utilized, they could be more fully utilized (e.g. with extended night shift operations) should this become necessary.


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

    The registrant's common stock, par value $.02 per share ("Common Stock"), is traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol GAIT. The following table sets forth the high and low closing bid prices for the Common Stock for the ten months ended December 31, 2001 and the fiscal year ended February 28, 2001. The NASDAQ quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.


TEN MONTHS ENDED DECEMBER 31, 2001                   HIGH                  LOW
------------------------------------------           ----                 -----

    One month ended March 31, 2001                    5.22                 4.00
    Three months ended June 30, 2001                  5.25                 3.10
    Three months ended September 30, 2001             5.80                 3.66
    Three months ended December 31, 2001             11.85                 4.80



TWELVE MONTHS ENDED FEBRUARY 28, 2001                 HIGH                 LOW
------------------------------------------          -------               -----

    Three months ended May 31, 2000                   1.75                 1.69
    Three months ended August 31, 2000                1.63                 1.50
    Three months ended November 30, 2000              1.69                 1.25
    Three months ended February 28, 2001              5.13                 1.00


    The closing bid and ask prices on March 26, 2002 were $8.15 and $8.20, respectively. On March 26, 2002, there were approximately 300 holders of record of the Common Stock. However, this figure is exclusive of all owners whose stock is held beneficially or in "street" name. Based on information supplied by various securities dealers, the Company believes that there are in excess of 650 shareholders in total, including holders of record as well as those whose shares are beneficially held.


DIVIDEND HISTORY AND POLICY

    The registrant did not pay cash dividends on its Common Stock in 2000 or 2001 and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings to finance the expansion and development of its business. In any event, future dividend policy will depend upon the Company's earnings, financial condition, working capital requirements and other factors.

RECENT SALES OF UNREGISTERED SECURITIES

    Described below is information regarding securities the Company issued in the ten months ended December 31, 2001 which were not registered under the Securities Act of 1933.

    On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, subject to anti-dilution protections.

    The above sale was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. No underwriter was engaged in connection with the foregoing sales of securities. The Company has reason to believe that: (i) all of the foregoing purchasers were familiar with or had access to information concerning the Company's operations and financial condition, (ii) all of those individuals purchasing securities represented that they acquired the shares for investment and not with a view to the distribution thereof, and (iii) the foregoing purchasers are accredited investors within the meaning of Regulation D promulgated under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA


                                                      Ten Months Ended:                              Fiscal Year Ended:
                                               ----------------------------   ------------------------------------------------------
    (In thousands, except for per share data)
                                                Dec. 31,       Dec. 31,         Feb. 28,       Feb. 29,       Feb. 28,      Feb. 28,
                                                  2001           2000             2001           2000           1999          1998
                                               ------------  --------------   -------------  -------------  ------------- ----------
                                                              (unaudited)
 Consolidated Statement of Operations:

    Net sales                                      $10,529       $ 9,857        $ 11,642       $ 11,145       $ 10,307      $ 10,156

    Change in control and restructuring expenses         -          (212)         (1,008)             -              -             -

  Operating  profit (loss)                             139          (274)         (1,504)          (356)           105           316


  Income (loss) before income taxes                     73          (270)         (1,502)          (337)           329           370

  Provision for (benefit from) income taxes              3             2               4             (2)            25             5

  Net income (loss)                                     70          (272)         (1,506)          (335)           304           365

  Net income (loss) per common share:
       Basic                                          0.02         (0.11)          (0.58)         (0.13)          0.12          0.14
       Diluted                                        0.02         (0.11)          (0.58)         (0.13)          0.12          0.14

Weighted average number of common shares:
       Basic                                         3,860         2,570           2,583          2,571          2,584         2,585
       Diluted                                       4,307         2,570           2,583          2,571          2,607         2,658

 Cash dividends per share                                -             -               -              -              -             -

 Consolidated Balance Sheets:                   Dec. 31,       Dec. 31,         Feb. 28,       Feb. 29,       Feb. 28,      Feb. 28,
                                                  2001           2000             2001           2000           1999          1998
                                               ------------  --------------   -------------  -------------  ------------- ----------
                                                              (unaudited)
    Working Capital                                 16,655         1,514             757          1,715          2,423         2,090

    Total Assets                                    20,700         4,473           4,554          4,738          5,125         4,848

    Long-term Liabilities
    (excluding current maturities)                  14,719           200             126            277            305           375

    Stockholders' Equity                             3,866         2,339           1,599          2,536          2,934         2,663


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the financial statements and notes thereto of the Company which are included in
Item 8.

CHANGE IN CONTROL:

    Effective February 13, 2001, Andrew H. Meyers, Greg Nelson and Langer Partners LLC, and its designees ("Offerors") acquired a controlling interest in the Company when they purchased 1,362,509 validly tendered shares of the Company at $1.525 per share, or approximately 51% of the then outstanding common stock of the Company, under the terms of a December 27, 2000 Tender Offer Agreement (the "Tender"). Pursuant to the terms of the Tender Offer Agreement, the Offerors were granted an 180 day option to purchase up to 1,400,000 shares of the Company's common stock, with an initial exercise price of $1.525 per share, rising up to $1.60 per share (the "Options"). This Option has been recorded as a non-cash dividend of $3,206,000, the fair market value of the Option on the date of grant. Upon the closing of the Tender, the Board of Directors of the Company resigned in favor of Andrew H. Meyers (President and Chief Executive Officer), Burtt Ehrlich (Chairman of the Board), Jonathan R. Foster, Greg Nelson and Arthur Goldstein. In conjunction with the Tender, the Company issued a total of 120,000 options to the four new outside members of the Board of Directors.

    In connection with the Tender and the resultant change in control, the Company, in the year ended February 28, 2001, recorded expenses of approximately $1,008,000, which included legal fees of $263,000, valuation and consultant fees of $95,000, severance and related expenses for terminated employees and executives of approximately $236,000, and other costs directly attributable to the change in control of approximately $169,000. Additionally, as part of the change in control, a consulting firm, which is owned by the sole manager and voting member of Langer Partners LLC, a principal shareholder of the Company, was granted 100,000 fully vested stock options with an exercise price of $1.525 per share. Accordingly, the Company immediately recognized the fair value of the option of $245,000 as consulting fees associated with these options.

    In connection with the Tender, the Company's then existing revolving credit facility with a bank was terminated. In order to provide for the Company's short-term cash needs, in February 2001, the Company's Chief Executive Officer loaned the Company $500,000. As part of the change in control, new management determined that the Company required additional cash to potentially take advantage of opportunities in the marketplace. On February 13, 2001, three Directors of the Company purchased 147,541 restricted shares at $1.525 for total proceeds of $225,000. On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for $2,135,0000, which was invested in the Company. The Company's Chief Executive Officer, Andrew H. Meyers, converted the $500,000 loan plus accrued interest as partial proceeds toward the exercise of this Option. Prior to the exercise of this Option, the Company's net worth dropped below the minimum required levels for listing on NASDAQ. This shortfall has been fully remedied through the exercise of this Option and management anticipates that the Company will continue to meet the NASDAQ listing requirements.


STATEMENTS OF OPERATIONS:

    The Company's net sales of $10,529,000 for the ten-month period ended December 31, 2001 were 6.8 percent above net sales of $9,857,000 for the ten-month period ended December 31, 2000. Net sales for the twelve months ended February 28, 2001 were $11,642,000, 4.5 percent above net sales of $11,145,000 for the twelve months ended February 29, 2000.

    Sales of orthotic products, which accounted for 86 percent of the Company's sales for the ten-month period ended December 31, 2001, increased by approximately $531,000, or 6.2 percent, to approximately $9,038,000 from $8,507,000 for the comparable period last year. Domestic custom orthotic sales for the ten-month period increased 9%, while custom orthotic sales at the Company's United Kingdom subsidiary increased 27%. For the same period, Canadian sales decreased 12%, in part, due to the devaluation of the Canadian dollar against United States currency. The overall increased sales of orthotic products is principally due to increased unit volume resulting from increased turnaround time and increased results from sales representatives in both the Company's domestic operations as well as its United Kingdom operations. Sales of orthotic products for the twelve months ended February 28, 2001 increased by $601,000, or 6.5 percent, to $9,906,000 from the twelve-month period ended February 29, 2000. The increased revenue that resulted from increased unit volume can be attributed to increased marketing activities including higher advertising and promotions in both the Company's domestic operations as well as its United Kingdom operations.

    Sales of PPT (the Company's soft tissue supplement material) for the ten-month period ended December 31, 2001 were $1,007,000, a decrease of $68,000, or 6.3 percent, from sales for the ten-month period ended December 31, 2000. For the twelve months ended February 28, 2001, sales of PPT were $1,240,000, a 4.8 percent decrease from the twelve months ended February 29, 2000. In each case this decrease was principally due to lower sales to United States distributors.

    Gross profit as a percentage of sales increased to 38.01 percent for the ten-month period ended December 31, 2001 from 35.52 percent for the ten-month period ended December 31, 2000. The increase in gross profit percentage was primarily due to lower material costs, including a lower obsolescence provision, lower overhead costs including lower payroll costs (salaries and indirect labor), travel, outside temporary services, communication and depreciation costs as well as reduced overtime of 14.6 percent and improved product turnaround from 10 days to 6.5 days due to operational improvements. Gross profit as a percentage of sales decreased from 35.52 percent for the twelve-month period ended February 29, 2000 to 32.46 percent for the twelve-month period ended February 28, 2001. This decrease in gross profit percentage was primarily the result of higher shipping expenses, a higher provision for obsolete and slow moving inventory and lower productivity due to an increase in direct labor trainees.

    For the ten-month period ended December 31, 2001, selling expenses decreased by approximately $388,000 (or 23.06 percent) and general and administrative expenses increased by approximately $757,000 (or 45.40 percent) compared to the ten-month period ended December 31, 2000. The decrease in selling expenses is mainly due to decreased promotional and advertising activities and decreased salary and travel expenses. The increase in general and administrative expenses is principally due to higher expenses for the Company's employee incentive program, increased consulting fees and higher bank fees due to increased credit card sales. These expenses were necessary to expand the Company's infrastructure in anticipation of executing the Company's internal growth and acquisition strategy. For the twelve-month period ended February 28, 2001, selling expenses increased by $305,000 and general and administrative costs decreased by $448,000 compared to the twelve-month period February 29, 2000. The increase in selling expenses was mainly due to increased salary, travel and promotional expenses and the decrease in general and administrative expenses was primarily due to decreased professional fees and travel.

    Research and development costs incurred during the ten-month period ended December 31, 2001 were approximately $142,000 compared to approximately $212,000 for the ten-month period ended December 31, 2000. This decrease is principally due to lower consulting expenses and testing supply expenses which were associated with this department in its initial years. For the twelve months ended February 28, 2001, the Company incurred approximately $252,000 in research and development costs as compared to $149,000 in the twelve-month period ended February 29, 2000. This increase was principally due to consulting expenses and costs associated with potential new product introductions.

    The Company incurred approximately $212,000 of change in control and restructuring costs for the ten-month period ended December 31, 2000 which were included in the total of $1,008,000 for the fiscal year ended February 28, 2001.

    Other income (expense) for the ten-month period ended December 31, 2001 decreased to approximately ($66,000) from approximately $4,000 for the ten-month period ended December 31, 2000. This decrease was mainly due to interest expense ($97,260) on the Company's 4% convertible notes, described below, and the loan from the Company's Chief Executive Officer ($8,863) on a $500,000 promissory note that was exchanged for shares of the Company's common stock in May 2001. This was partially offset by interest income earned on cash and cash equivalents. In addition, during the ten-month period ended December 31, 2001 the Company incurred $30,698 of amortization expense of deferred financing costs associated with the 4% convertible notes. Other income for the twelve months ended February 28, 2001 was approximately $2,000 as compared to approximately $19,000 for the twelve-month period ended February 29, 2000. This decrease mainly resulted from reduced cash balances for investment and increased interest expense on an installment note used to finance equipment purchases.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital as of December 31, 2001 increased $15,898,000 to $16,655,000 from $757,000 at February 28, 2001. Cash balances at December 31, 2001 were $15,797,000, an increase of $14,928,000 from February 28, 2001. During the year the working capital increased as a result of the gain from operations, the exercise of the Options by the Offerors totaling $2,135,000 (see below), the completion of the sale of the Company's 4% convertible notes discussed hereafter, as well as the exercise of an additional 19,000 options at prices ranging from $1.50 to $2.19.

    In connection with the Tender, the Company's then existing revolving credit facility with a bank was terminated. In order to provide for the Company's short-term cash needs, in February 2001, the Company's Chief Executive Officer loaned the Company $500,000 evidenced by a promissory note, bearing interest at prime plus 1%. Upon exercise of the Options on May 11, 2001, the principal amount of the loan, together with accrued interest in the amount of $11,112 was exchanged as partial consideration for the payment of the shares of stock. On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for $2,135,0000, which was invested in the Company.

    At February 28, 2001, $81,458 was outstanding on an $115,000 installment note to finance the acquisition of certain machinery and equipment in the prior year. This note was repaid in March 2001.

    On October 31, 2001, the Company sold $14,589,000 of its 4% convertible subordinated notes, due August 31, 2006, in a private placement (the "Notes"). The Notes are convertible into the Company's common stock at a conversion price of $6.00 per share and are subordinated to all existing or future senior indebtedness of the Company. The Company received net proceeds of $13,668,067 from this offering. The costs of raising these proceeds, including placement and legal fees, was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for the ten-month period ended December 31, 2001 was $30,698. Interest is payable semi-annually on the last date in June and December. Interest expense for the ten months ended December 31, 2001 on these Notes was $97,260.

Certain of the Company's facilities and equipment are leased under noncancellable operating leases. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases as of December 31, 2001:


       FISCAL YEAR ENDING DECEMBER 31:                 AMOUNT
       -------------------------------                 ------

                 2002                             $   455,518
                 2003                                 448,250
                 2004                                 445,184
                 2005                                 192,522
                                                  -----------
                 Total                            $ 1,541,474
                                                  ===========

    Repurchases of the Company's common stock may be made from time to time in the open market at prevailing prices or in privately negotiated transactions, subject to available resources. The Company may also finance acquisitions of other companies or product lines in the future from existing cash balances, from borrowings from institutional lenders, and/or the public or private offerings of debt or equity securities. Management believes that its existing cash balances will be adequate to meet the Company's cash needs during the fiscal year ending December 31, 2002.

    The Company's United Kingdom subsidiary maintains a line of credit with a local bank in the amount of 50,000 British pounds, which is guaranteed by the Company pursuant to a standby Letter of Credit. If this credit facility, which has been renewed through February 2003, would not be available, the Company believes it can readily find a suitable replacement or the Company would supply the necessary capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company's accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates under different assumptions or conditions.

    Management believes the most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates associated with its determination of liabilities related to warranty activity and estimates associated with the Company's reserves with respect to collectibility of accounts receivable, allowances for sales returns, and inventory valuations. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.


SEASONALITY

    Revenue derived from the Company's sale of orthotic devices, a substantial portion of the Company's operations, has in North America historically been significantly higher in the warmer months of the year, while the sales of orthotic devices by the Company's United Kingdom subsidiary has historically not evidenced any seasonality.


INFLATION

    The Company has in the past been able to increase the prices of its products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, and anticipates that it will be able to continue to do so in the future.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001, and all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existed accounting rules, business combinations were accounted for using one of two methods, pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this statement are to be recorded as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    Information contained or incorporated by reference in the annual report on Form 10-K, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," intends," "estimates," "projects," "could," "may," "will," "should," or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Such forward-looking statements include, but are not limited to, those relating to the Company's financial and operating prospects, future opportunities, outlook of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, our business could be materially adversely affected and the trading price of our common stock could decline if any of such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In general, business enterprises can be exposed to market risks, including fluctuation in commodity and raw materials prices, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing. The Company believes that its exposure to these risks is low. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in commodities and raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives. The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term monetary investments. There is a market rate risk for changes in interest rates earned on short-term money market instruments. There is inherent roll-over risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income. Derivative instruments are not presently used to adjust the Company's interest rate risk profile.

    The majority of the Company's business is denominated in United States dollars. There are costs associated with the Company's operations in foreign countries, primarily the United Kingdom and Canada, that require payments in the local currency and payments received from customers for goods sold in these countries are typically in the local currency. The Company partially manages its foreign currency risk related to those payments by maintaining operating accounts in these foreign countries, and by having customers pay the Company in those same currencies.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Begins on the next page.

                                  LANGER, INC.
                                AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE II
  DECEMBER 31, 2001, DECEMBER 31, 2000, FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                                                           PAGE
                                                                                           ----
Independent Auditors' Report                                                                21

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 2001 and February 28, 2001               22

    Consolidated Statements of Operations for the ten months ended December 31, 2001        23
       and December 31, 2000 and for the fiscal years ended February 28, 2001 and
       February 29, 2000

   Consolidated Statements of Stockholders' Equity for the ten months ended                 24
      December 31, 2001 and for the fiscal years ended February 28, 2001 and
      February 29, 2000

   Consolidated Statements of Cash Flows for the ten months ended December 31, 2001         25
      and December 30, 2000 and for the fiscal years ended February 28, 2001 and
      February 29, 2000

Notes to Consolidated Financial Statements                                                  26


Consolidated Financial Statement Schedule II -
   Valuation and Qualifying Accounts for the ten months ended December 31, 2001             40
   and for the fiscal years ended February 28, 2001 and February 29, 2000


All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Langer, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Langer, Inc. and subsidiaries (the "Company") as of December 31, 2001 and February 28, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the ten months ended December 31, 2001 and for the years ended February 28, 2001 and February 29, 2000. Our audits also included the consolidated financial statement schedule listed in the foregoing index for the ten months ended December 31, 2001 and for the years ended February 28, 2001 and February 29, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and February 28, 2001, and the results of its operations and its cash flows for the ten months ended December 31, 2001 and for the years ended February 28, 2001 and February 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
Jericho, New York
March 14, 2002

                                  LANGER, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2001 AND FEBRUARY 28, 2001

                                                                 Dec. 31, 2001           Feb. 28, 2001
                                                                 -------------           -------------
Assets
Current assets:
   Cash and cash equivalents                                        $ 15,796,922              $ 868,846
   Accounts receivable, net of allowance for
   doubtful accounts of approximately $43,300 and
   $58,000, respectively                                               1,646,696              1,542,464
   Inventories, net (Note 4)                                           1,141,151                973,863
   Prepaid expenses and other current receivables                        185,740                200,839
                                                                -----------------       ----------------
        Total current assets                                          18,770,509              3,586,012
   Property and equipment, net (Note 5)                                  701,996                683,501
   Other assets (Notes 9 and 14)                                       1,227,741                284,706
                                                                -----------------       ----------------
     Total Assets                                                   $ 20,700,246            $ 4,554,219
                                                                =================       ================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $ 429,531              $ 652,974
   Accrued liabilities (Note 6)                                        1,224,444              1,166,162
   Current portion of long-term debt (Note 13)                                 -                581,458
   Unearned revenue (Note 1)                                             461,355                428,133
                                                                -----------------       ----------------
     Total Current Liabilities                                         2,115,330              2,828,727

   Accrued pension expense (Note 9)                                            -                 13,118
   Unearned revenue (Note 1)                                             113,740                104,381
   Long-term debt (Note 14)                                           14,589,000                      -
   Deferred income taxes (Note 7)                                         15,967                  8,662
                                                                -----------------       ----------------
        Total Liabilities                                             16,834,037              2,954,888
                                                                -----------------       ----------------

Commitments and Contingencies (Note 8)

Stockholders' Equity (Note 10):
 Common stock, $.02 par value. Authorized
  10,000,000 shares; issued 4,268,022 and
  2,849,022 shares, respectively                                          85,361                 56,981
   Additional paid-in capital                                         12,258,724             10,086,555
   Accumulated deficit                                                (8,048,012)            (8,118,291)
   Accumulated other comprehensive loss (Note 9)                        (314,407)              (310,457)
                                                                -----------------       ----------------
                                                                       3,981,666              1,714,788
   Less treasury stock at cost, 67,100 shares at
    December 31, 2001 and February 28, 2001                             (115,457)              (115,457)
                                                                -----------------       ----------------
        Total stockholders' equity                                     3,866,209              1,599,331
                                                                -----------------       ----------------
Total Liabilities and Stockholders' Equity                          $ 20,700,246            $ 4,554,219
                                                                =================       ================

See accompanying notes to consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE TEN MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000 AND
         THE FISCAL YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                DEC. 31,          DEC. 31,            FEB. 28,           FEB. 29,
                                                                  2001              2000                2001               2000
                                                             ----------------     ------------     ----------------   --------------
                                                                                (unaudited)

Net sales (Note 11)                                          $    10,528,667     $  9,857,068         $ 11,642,152     $ 11,145,054
Cost of sales                                                      6,526,957        6,355,551            7,862,998        7,186,446
                                                             ---------------     ------------     ---------------    ---------------
    Gross profit                                                   4,001,710        3,501,517            3,779,154        3,958,608

Selling expenses                                                   1,294,991        1,683,122            2,011,390        1,706,879
Research and development expenses                                    142,192          212,040              252,345          148,710
General and administrative expenses                                2,425,177        1,667,948            2,010,905        2,459,079
Change in control and restructuring expenses (Note 2)                                 212,414            1,008,081
                                                             ----------------     ------------     ---------------    --------------

Operating income (loss)                                              139,350         (274,007)          (1,503,567)        (356,060)
                                                             ----------------     ------------     ----------------   --------------

Other income (expense):
    Interest income                                                   86,635            3,440                3,440           31,032
    Interest expense                                                (108,148)         (13,951)             (20,062)          (6,711)
    Minority interest                                                      -            5,188                5,188            5,240
    Other                                                            (44,440)           9,501               13,141          (10,499)
                                                             ---------------     ---------------    ---------------   --------------

Other (expense) income, net                                          (65,953)           4,178                1,707           19,062
                                                             ---------------     --------------     ---------------   --------------

Income (loss) before income taxes                                     73,397         (269,829)          (1,501,860)        (336,998)
Provision for (benefit from) income taxes (Note 7)                     3,118            2,500                4,527           (1,724)
                                                             ---------------     -----------------  ---------------   --------------
    Net income (loss)                                        $        70,279       $ (272,329)         $(1,506,387)      $ (335,274)
                                                             ===============     =================  ===============   =============

Weighted average number of common shares used
  in computation of net income (loss) per share:
    Basic                                                          3,860,167        2,569,730            2,582,615        2,571,004
    Diluted                                                        4,306,536        2,569,730            2,582,615        2,571,004

Net income (loss) per common share:
    Basic                                                    $           .02        $   (0.11)           $   (0.58)       $   (0.13)
                                                             ===============     =================  ===============   =============
    Diluted                                                  $           .02        $   (0.11)           $   (0.58)   $       (0.13)
                                                             ===============     =================  ===============   =============

See accompanying notes to consolidated financial statements.

                                                            LANGER, INC.
                                                          AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE TEN MONTHS ENDED DECEMBER 31, 2001 AND FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2001
                                                       AND FEBRUARY 29, 2000



                                                                                           Accumulated Other
                                                                                          Comprehensive Income
                                     Common Stock                                                (Loss)
                                  --------------------                                   -----------------------
                                                                  Additional                Foreign       Minimum
                                                       Treasury     Paid-in    Accumulated  Currency      Pension
                                   Shares     Amount     Stock      Capital      Deficit    Translation  Liability
--------------------------------------------------------------------------------------------------------------------
Balance at March 1, 1999          2,598,281    51,966   (39,350)   $6,291,564  ($3,070,630)  ($46,895)   ($252,304)
Comprehensive income:
   Net loss for 2000                                                              (335,274)
   Foreign currency
      Adjustment                                                                                 (612)
   Minimum pension liability
      Adjustment                                                                                              (455)


Total comprehensive income

Treasury stock acquired                                 (96,843)

Exercise of stock options            42,000       840                  34,316
--------------------------------------------------------------------------------------------------------------------
Balance at February 29, 2000      2,640,281    52,806  (136,193)    6,325,880  (3,405,904)    (47,507)    (252,759)
Comprehensive income:
   Net loss for 2001                                                           (1,506,387)
   Foreign currency
      Adjustment                                                                               (5,227)
   Minimum pension liability
      Adjustment                                                                                            (4,964)


Total comprehensive income

Issuance of stock                   147,541     2,951                 222,049
Issuance of shares from
treasury                                                 100,949

Non-cash dividend                                                   3,206,000  (3,206,000)
Treasury stock acquired                                  (80,213)
Issuance of stock options for
consulting services                                                   245,000

Exercise of stock options            61,200     1,224                  87,626
--------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2001      2,849,022    56,981   (115,457)  10,086,555  (8,118,291)    (52,734)    (257,723)
Comprehensive income:
Net income for ten months
ended December 31, 2001                                                             70,279
   Foreign currency
      Adjustment                                                                                  (53)


   Minimum pension liability
      adjustment                                                                                           (3,897)


Total comprehensive income

Issuance of stock                 1,400,000    28,000               2,107,000

Exercise of stock options            19,000       380                  30,183
Issuance of stock options for
consulting services                                                     8,243

Compensation expense to
accelerate stock options                                               26,743
--------------------------------------------------------------------------------------------------------------------
Balance at December 31,2001       4,268,022  $ 85,361  ($115,457) $12,258,724  ($8,048,012)  ($52,787)   ($261,620)
====================================================================================================================

See accompanying notes to consolidated financial statements.


                                                Total
                              Comprehensive  Stockholders'
                                 Income        Equity
---------------------------------------------------------
Balance at March 1, 1999                      $2,934,351
Comprehensive income:
   Net loss for 2000             $(335,274)
   Foreign currency
      Adjustment                      (612)
   Minimum pension liability
      Adjustment                      (455)
                              --------------

Total comprehensive income       $(336,341)     (336,341)
                                 ==========
Treasury stock acquired                          (96,843)

Exercise of stock options                         35,156
------------------------------               ------------
Balance at February 29, 2000                   2,536,323
Comprehensive income:
   Net loss for 2001           $(1,506,387)
   Foreign currency
      Adjustment                    (5,227)
   Minimum pension liability
      Adjustment                    (4,964)
                                    =======

Total comprehensive income     $(1,516,578)   (1,516,578)
                               ============
Issuance of stock                                225,000
Issuance of shares from
treasury                                         100,949

Non-cash dividend                                      -
Treasury stock acquired                          (80,213)
Issuance of stock options for
consulting services                              245,000

Exercise of stock options                         88,850
-----------------------------                ------------
Balance at February 28, 2001                   1,599,331
Comprehensive income:
Net income for ten months
ended December 31, 2001             70,279
   Foreign currency
      Adjustment                       (53)


   Minimum pension liability
      adjustment                    (3,897)
                                    -------

Total comprehensive income        $ 66,329        66,329
                                  ========
Issuance of stock                              2,135,000

Exercise of stock options                         30,563
Issuance of stock options for
consulting services                                8,243

Compensation expense to
accelerate stock options                          26,743
-----------------------------                ------------
Balance at December 31,2001                   $3,866,209
=========================================================

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TEN MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000
       AND THE FISCAL YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                          DEC. 31, 2001     DEC. 31, 2000       FEB. 28, 2001      FEB. 29, 2000
                                                          -------------     -------------       -------------      -------------
Cash Flows From Operating Activities:                                        (unaudited)

Net income (loss)                                         $      70,279       $ (272,329)       $ (1,506,387)        $ (335,274)

Adjustments to reconcile net income (loss) to net
   cash (used in) provided by
   operating activities:
   Deferred foreign tax provision (benefit)                       7,181             (820)                976              3,028
   Depreciation and amortization                                254,921          271,887             301,902            301,469
   Provision for doubtful accounts receivable                    15,015            1,949              19,000             31,167
   Issuance of stock options for consulting services              8,243                -             245,000                  -
   Compensation expense for options acceleration                 26,743                -                   -                  -
Changes in operating assets and liabilities:
   Accounts receivable                                         (116,976)        (385,820)           (262,412)            44,089
   Inventories                                                 (166,021)          83,788             206,813           (158,572)
   Prepaid expenses and other assets                           (932,588)          14,850              26,106            (48,806)
   Accounts payable and accrued liabilities                    (168,549)         (28,718)            367,861            (43,490)
   Net pension liability                                        (13,118)         (61,764)            (73,844)          (112,344)
   Unearned revenue                                              41,534           14,472              14,399             65,195
                                                         ---------------    -------------       -------------      -------------

      Net cash (used in) operating activites                   (973,336)        (362,505)           (660,586)          (253,538)
                                                         ---------------    -------------       -------------      -------------

Cash Flows From Investing Activities -
   Langer UK purchase                                                 -         (145,138)           (145,138)                 -
   Capital expenditures                                        (271,693)         (43,193)            (49,381)          (577,024)
                                                         ---------------    -------------       -------------      -------------

      Net cash used in investing activities                    (271,693)        (188,331)           (194,519)          (577,024)
                                                         ---------------    -------------       -------------      -------------

Cash Flows From Financing Activities:
   Common stock options exercised                                30,563           52,500              88,850             35,156
   Issuance of common stock                                           -           35,811             260,810                  -
   Treasury stock acquired                                            -          (80,213)            (80,213)           (96,843)
   Proceeds from issuance of debt                            14,589,000                -             500,000            115,000
   Payments on debt                                            (581,458)         (22,564)            (28,750)            (4,792)
   Issuance of shares from option exercise                    2,135,000                -                   -                  -
   Issuance of common stock-UK purchase                               -           65,139              65,139                  -
                                                         ---------------    -------------       -------------      -------------

      Net cash provided by financing activites               16,173,105           50,673             805,836             48,521
                                                         ---------------    -------------       -------------      -------------

Net increase (decrease) in cash and cash equivalents         14,928,076         (500,163)            (49,269)          (782,041)
Cash and cash equivalents at beginning of year                  868,846          918,115             918,115          1,700,156
                                                         ---------------    -------------       -------------      -------------

Cash and cash equivalents at end of year                  $  15,796,922       $  417,952        $    868,846         $  918,115
                                                         ===============    =============       =============      =============

Supplemental Disclosures of Cash Flow Information-
    Cash paid during the year for:
      Interest                                            $     110,548       $   15,514        $     17,663         $    6,711
                                                         ===============    =============       =============      ================
      Income taxes                                        $           -       $        -        $      2,348         $    8,500
                                                         ===============    =============       =============      ================
Non-cash Financing Activities-
      Issuance of stock options due
      to change in control                                $           -       $        -        $  3,206,000         $        -
                                                         ===============    =============       ===============    ================


See accompanying notes to consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE TEN MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000 AND THE
           FISCAL YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


(l) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  CHANGE IN NAME AND FISCAL YEAR END

         At the Company's July 17, 2001 annual meeting, the stockholders approved changing the name of the Company from The Langer Biomechanics Group, Inc. to Langer, Inc. Additionally, the stockholders approved changing the fiscal year end from February 28 to December 31 of each year.

    (b)  DESCRIPTION OF THE BUSINESS

         Langer, Inc. is engaged in the design, manufacture and marketing of foot and gait-related biomechanical products. The Company's customers are primarily podiatrists, and also include orthopedists, physical therapists and Orthotic & Prosthetic ("O&P") centers.

    (c)  PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Langer, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

    (d)  REVENUE RECOGNITION

         Revenue from the sale of the Company's products is recognized at shipment. Revenues derived from extended warranty contracts relating to sales of orthotics are recorded as deferred revenue and recognized over the lives of the contracts (24 months) on a straight-line basis.

    (e)  CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all short-term, highly liquid investments purchased with a maturity of three months or less to be cash equivalents (money market funds and short-term commercial paper).

    (f)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

    (g)  PROPERTY AND EQUIPMENT

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

         The Company reviews long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. If an impairment loss is required, the amount of such loss is equal to the excess of the carrying value of the impaired asset over its fair value.

    (h)  INCOME TAXES

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

    (i)  NET INCOME (LOSS) PER SHARE

         Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options, warrants and convertible subordinated notes) outstanding during the period, except where the effect would be antidilutive, computed in accordance with the treasury stock method.

    (j)  FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of the foreign subsidiary have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of accumulated other comprehensive loss.

    (k)  RECLASSIFICATIONS

         Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

    (l)  USE OF ESTIMATES

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

    (m)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 2001 and February 28, 2001, the carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity. The carrying value of long-term debt at December 31, 2001 also approximated fair value based on borrowing rates currently available to the Company for debt with similar terms.

    (n)  INTERNAL USE SOFTWARE

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

    (o)  DERIVATIVE FINANCIAL INSTRUMENTS

         As of March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"), as amended. As a result of adopting SFAS No. 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting or, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged item that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. To date, the Company has not entered into any derivative financial instruments. The adoption of SFAS No. 133 did not have a material impact on the results reported in the consolidated financial statements.

(2)   CHANGE IN CONTROL AND RESTRUCTURING EXPENSES

    Effective February 13, 2001, Andrew H. Meyers, Greg Nelson and Langer Partners LLC, and its designees ("Offerors"), acquired a controlling interest in the Company when they purchased 1,362,509 validly tendered shares of the Company at $1.525 per share, or approximately 51% of the then outstanding common stock of the Company, under the terms of a December 27, 2000 Tender Offer Agreement (the "Tender") under which the Offerors offered to purchase up to 75% of the Company's common stock. In order to provide the Company with adequate equity to maintain the Company's compliance with the listing requirements of the NASDAQ small cap market and to enable the Company to finance its ongoing operations as well as potentially take advantage of opportunities in the marketplace and in order to induce the Offerors to enter into the Tender Offer Agreement, pursuant to its terms, the Offerors were granted 180 day options to purchase up to 1,400,000 shares of the Company's common stock, with an initial exercise price of $1.525 per share, rising up to $1.60 per share (the "Options"). These Options have been recorded as a non-cash dividend of $3,206,000, the fair market value of the Options on the date of grant. Upon the closing of the Tender, the Board of Directors of the Company resigned in favor of Andrew H. Meyers (President and Chief Executive Officer), Burtt Ehrlich (Chairman of the Board), Jonathan R. Foster, Greg Nelson and Arthur Goldstein. The Company issued 30,000 non-qualified options at $1.525 to each of the four new outside members of the Board of Directors in connection with their services as members of the Board.

    In connection with the Tender and the resultant change in control, the Company recorded expenses of approximately $1,008,000 for the year ended February 28, 2001, which included legal fees of $263,000, valuation and consultant fees of $95,000, severance and related expenses for terminated employees and executives of approximately $236,000, and other costs directly attributable to the change in control of approximately $169,000. As part of the change in control, a consulting firm, which is owned by the sole manager and voting member of Langer Partners LLC, a principal shareholder of the Company, was granted 100,000 fully vested stock options with an exercise price of $1.525 per share. Accordingly, the Company immediately recognized the fair value of the options of $245,000 as consulting fees associated with these options. Additionally, the Company entered into a consulting agreement with this consulting firm, whereby the consulting firm would receive an annual fee of $100,000 for three years for services provided.

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

    On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for $2,135,0000, which was invested in the Company. The Company's Chief Executive Officer, Andrew H. Meyers, converted the $500,000 loan plus accrued interest as partial proceeds toward the exercise of these Options.


(3)   ACQUISITION

    Effective April 5, 2000, the Company purchased the remaining 25% interest, which it did not previously own, in its Langer Biomechanics Group (UK) Limited subsidiary for $80,000 cash and the issuance of 40,000 shares of common stock from treasury. Such shares were valued at $65,139, representing the market value of the Company's common stock at the date of the transaction. The transaction was accounted for as a purchase and the excess cost over the fair value of net assets acquired (including legal and accounting fees) is being amortized on a straight-line basis over a ten-year period. Amortization expense for the ten months ended December 31, 2001 was $23,438 and for the fiscal year ended February 28, 2001 was $7,300.


 (4)  INVENTORIES

      Inventories consisted of the following at December 31, 2001 and February 28, 2001:

                                                  DEC. 31,         FEB. 28,
                                                    2001             2001
                                                -------------    ----------
         Raw materials                          $   994,186      $  795,111
         Work-in-process                            105,453         107,006
         Finished goods                             255,418         265,069
                                                -------------    -----------
         Total inventories                        1,355,057       1,167,186
         Less allowance for obsolescence            213,906         193,323
                                                -------------    -----------
         Net inventories                        $ 1,141,151      $  973,863
                                                =============    ===========

(5)   PROPERTY AND EQUIPMENT

    Property and equipment, at cost, is comprised of the following at December 31, 2001 and February 28, 2001:

                                                  DEC . 31,       FEB. 28,
                                                    2001            2001
                                                -------------    ----------

         Leasehold improvements                 $    587,411     $     584,708
         Machinery and equipment                   1,082,297           953,395
         Office equipment                          2,324,355         2,182,760
         Automobiles                                  39,966            39,750
                                                -------------     -------------
                                                   4,034,029         3,760,613

         Less accumulated depreciation
           and amortization                        3,332,033         3,077,112
                                                -------------    -------------

         Property and equipment, net            $    701,996      $    683,501
                                                =============    =============

       Depreciation and amortization expense, relating to property and equipment, was $254,921 and $271,887 for the ten months ended December 31, 2001 and 2000, respectively, and was $301,902 and $301,469 for the fiscal years ended February 28, 2001 and February 29, 2000, respectively.


(6)   OTHER CURRENT LIABILITIES

      Other current liabilities consisted of the following at December 31, 2001 and February 28, 2001:

                                                       DEC. 31,       FEB. 28,
                                                         2001           2001
                                                    -------------    ----------

         Accrued payroll and related payroll taxes   $   292,430     $  339,168
         Sales credits payable                           110,683        105,405
         Accrued directors fees and incentive plan       286,119         17,658
         Other                                           535,212        703,931
                                                    -------------    -----------

         Total other accrued liabilities             $ 1,224,444     $1,166,162
                                                    =============    ===========


 (7)  INCOME TAXES

      The provision for (benefit from) income taxes is comprised of the following for the ten months ended December 31, 2001 and December 31, 2000 and the fiscal years ended February 28, 2001 and February 29, 2000:

                                 DEC. 31,     DEC.31,     FEB. 28,   FEB. 29,
                                   2001        2000        2001       2000
                               ----------  -----------   ---------  ----------
         Current:                          (unaudited)
           Federal             $    -      $    -        $   -      $ 1,500
           State                 (7,565)       2,500       5,000     (7,200)
           Foreign                3,456                   (1,774)       948
                               ----------  -----------   ---------  ----------
                                 (4,109)       2,500       3,226     (4,752)
         Deferred - Foreign       7,227         -          1,301      3,028
                               ----------  -----------   ---------  ----------
                               $  3,118    $   2,500     $ 4,527    $(1,724)
                               ==========  ===========   =========  ==========

      As of December 31, 2001, the Company has net Federal tax operating loss carryforwards of approximately $3,060,000, which may be applied against future taxable income and expire from 2002 through 2013. The Company also has available tax credit carryforwards of approximately $141,000.

      The following is a summary of deferred tax assets and liabilities as of December 31, 2001 and February 28, 2001:

                                                       DEC. 31,       FEB. 28,
                                                         2001           2001
                                                    -------------    ----------

         Current deferred tax assets                $    196,481      $ 202,389
                                                    -------------    ----------
         Non-current:
         Deferred tax assets                           1,374,280      1,436,591
         Deferred tax liability                          (15,967)        (8,662)
                                                    -------------    ----------
         Non-current deferred tax assets, net          1,358,313      1,427,929
                                                    -------------    ----------
         Net deferred tax assets                       1,554,794      1,630,318
         Valuation allowance                          (1,570,761)    (1,638,980)
                                                    -------------    ----------
         Net deferred tax liability                  $   (15,967)     $  (8,662)
                                                    =============    ==========

      The current deferred tax assets primarily relate to inventory and accounts receivable reserves, accrued pension, accrued incentive, and accrued vacation. The non-current deferred tax assets is primarily composed of Federal net operating loss carryforwards. The non-current deferred tax liability is primarily composed of excess tax depreciation over book depreciation and is entirely related to foreign operations. Future utilization of these net operating loss carryforwards will be limited under existing tax law due to the change in control of the Company
      (Note 2).

      The following is a summary of the domestic and foreign components of income (loss) before taxes for the ten months ended December 31, 2001 and December 31, 2000 and the fiscal years ended February 28, 2001 and February 29, 2000:

                     DEC. 31,      DEC. 31,      FEB. 28,         FEB. 29,
                       2001         2000           2001             2000
                    --------    ------------   ------------     -------------
                                (unaudited)
         Domestic   $ 48,615    $ (226,850)    $ (1,466,510)    $  (325,254)
         Foreign      24,782       (42,979)         (35,350)        (11,744)
                    --------    ------------   ------------     -------------
                    $ 73,397    $ (269,829)    $ (1,501,860)    $  (336,998)
                    ========    ============   ============     =============


      The Company's effective provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:


                                             DEC. 31,                 DEC. 31,              FEB. 28,               FEB. 29,
                                               2001                    2000                   2001                   2000
                                       --------------------    -----------------       ---------------          --------------
                                                                   (unaudited)
                                          AMOUNT        %       AMOUNT       %         AMOUNT      %             AMOUNT      %
                                       ------------    ---      ------     -----       ------    -----           ------     ---
    Provision at Federal
      statutory rate                     $ 24,789     33.8     $ (91,742)  (34.0)    $ (510,633) (34.0)       $ (114,579)  (34.0)
    Increase (decrease) in taxes
       resulting from:
          State income taxes, net of
          Federal benefit                  (4,993)    (6.8)        1,650     0.6          3,300    0.2            (4,752)   (1.4)

    Foreign taxes                           2,891      3.9        14,613     5.4         11,546    0.8             7,969     2.3
    (Use) creation of net operating
        loss carryforwards                (19,569)   (26.7)       77,979    28.9        500,314   33.3           109,638    32.6
                                       ------------  ------     --------   -----       --------  -----           -------    -----
    Effective tax rate                   $  3,118      4.2%     $  2,500     0.9%     $   4,527    0.3%       $   (1,724)   (0.5)%
                                       ============  ======     ========   =====       ========  =====           =======    =====

 (8)  COMMITMENTS AND CONTINGENCIES

      (a) LEASES

          Certain of the Company's facilities and equipment are leased under noncancellable operating leases. Rental expense amounted to $405,117 and $396,225 for the ten months ended December 31, 2001 and December 31, 2000, respectively, and $496,401 and $449,754 for the fiscal years ended February 28, 2001 and February 29, 2000, respectively.

          The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases as of December 31, 2001:

          FISCAL YEAR ENDING DECEMBER 31:                          AMOUNT
          -------------------------------                          ------

                   2002                                         $  455,518
                   2003                                            448,250
                   2004                                            445,184
                   2005                                            192,522
                                                                -----------
                   Total                                        $1,541,474
                                                                ===========


      (b) ROYALTIES

          The Company has entered into several agreements with licensors, consultants and suppliers, which require the Company to pay royalty fees relating to the sale of certain products. Royalties in the aggregate, under these agreements totaled $51,532 and $63,585 for the ten months ended December 31, 2001 and December 31, 2000, respectively, and $79,138 and $34,285 for the fiscal years ended February 28, 2001 and February 29, 2000, respectively.

(9)   PENSION PLAN AND 401(K) PLAN

      The Company maintains a non-contributory defined benefit pension plan covering substantially all employees. In 1986, the Company adopted an amendment to the plan under which future benefit accruals to the plan ceased (freezing of the maximum benefits available to employees as of July 30, 1986), other than those required by law. Previously accrued benefits remain in effect and continue to vest under the original terms of the plan.

      The following table sets forth the Company's defined benefit plan status at December 31, 2001 and February 28, 2001, determined by the plan's actuary in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions", as amended by SFAS No. 132:


                                                                          DEC. 31,       FEB. 28,
                                                                           2001            2001
                                                                      -------------    -----------
         Projected benefit obligation                                 $    (482,554)   $    (455,334)
         Plan assets at fair market value                                   510,728          442,216
                                                                      -------------    -------------

         Projected plan assets in excess of benefit obligation               28,174          (13,118)

         Unrecognized transition liability                                  127,902          135,693
         Unrecognized net loss                                              261,620          257,723
         Minimum additional liability                                          --           (393,416)
                                                                      -------------    -------------

         Accrued pension cost                                         $     417,696    $     (13,118)
                                                                      =============    =============

         Change in projected benefit obligation:
         Projected benefit obligation, beginning of year              $    (455,334)   $    (438,900)
         Interest cost                                                      (28,458)         (32,918)
         Benefits paid                                                        1,774           19,053
         Actuarial loss                                                        (536)          (2,569)
                                                                      -------------    -------------

         Projected benefit obligation, end of year                    $    (482,554)   $    (455,334)
                                                                      =============    =============

         Change in plan assets:
         Fair value of plan assets, beginning of year                 $     442,216    $     355,990
         Actual return on plan assets                                        17,555           13,515
         Employer contribution                                               52,731           91,764
         Benefits paid                                                       (1,774)         (19,053)
                                                                      -------------    -------------

         Fair value of plan assets, end of year                       $     510,728    $     442,216
                                                                      =============    =============

         Net periodic pension expense is comprised of the following components for the ten months ended December 31, 2001 and for the fiscal years ended February 28, 2001 and February 29, 2000:

                                                                      DEC. 31,         FEB. 28,        FEB. 29,
                                                                        2001             2001            2000
                                                                  --------------    -------------    -----------
         Interest cost on projected benefit obligations           $       28,458    $      32,918    $    31,028
         Expected return on plan assets                                  (35,077)         (29,426)       (22,866)
         Amortization of unrecognized transition liability                 7,791            7,791          7,791
         Recognized actuarial loss                                        14,161           13,517         12,680
                                                                  --------------    -------------    ------------

         Net periodic pension expense                             $       15,333    $      24,800    $    28,633
                                                                  ==============    =============    ============

      The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% at December 31, 2001 and February 28, 2001. The rate of return on plan assets was assumed to be 7.50% at December 31, 2001 and February 28, 2001. No assumed increase in compensation levels was used since future benefit accruals have ceased (as discussed above). The unrecognized transition liability and unrecognized net loss are being amortized over 30.4 and 18.2 years, respectively.

      As required by Statement of Financial Accounting Standards No. 87, the Company recorded a pension asset of $28,174 at December 31, 2001 (included in Deferred Pension Assets) to reflect the excess of the fair value of pension plan assets over the accumulated benefits, and a pension liability of $13,118 at February 28, 2001 (included in Accrued Pension Expense) to reflect the excess of accumulated benefits over the fair value of pension plan assets. Since the required additional pension liability is in excess of the unrecognized prior service cost (unrecognized transition liability), an amount equal to the unrecognized prior service cost has been recognized as an intangible asset ($156,076 and $135,683 included in "Other assets" as of December 31, 2001 and February 28, 2001, respectively). The remaining liability required to be recognized is reported as a separate component of stockholders' equity.

      The Company has a defined contribution retirement and savings plan (the "401(k) Plan") designed to qualify under Section 401(k) of the Internal Revenue Code (the "Code"). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l(k) Plan are invested in stock, bond and money market mutual funds. For the ten months ended December 31, 2001 and 2000, the Company made contributions totaling $26,530 and $29,558, respectively, to the 401(k) Plan. For the fiscal years ended February 28, 2001 and February 29, 2000, the Company made contributions totaling $34,638 and $32,447, respectively, to the 401(k) Plan.


(10)  STOCK OPTIONS

      The Company maintained a stock option plan for employees, officers, directors, consultants and advisors of the Company covering 550,000 shares of common stock (the "1992 Plan"). Options granted under the 1992 Plan are exercisable for a period of either five or ten years at an exercise price at least equal to 100 percent of the fair market value of the Company's common stock at the date of grant. Options become exercisable under various cumulative increments over the next nine years. The Board of Directors has the discretion as to the persons to be granted options as well as the number of shares and terms of the option agreements. The expiration date of the plan is July 26, 2002. At the Company's July 17, 2001 annual meeting, the shareholders approved and adopted a new stock incentive plan for a maximum of 1,500,000 shares of common stock (the "2001 Plan"). In December 2000, 175,000 incentive stock options were granted to Andrew H. Meyers under the 1992 Plan and 80,000 incentive options were granted to Steven Goldstein under the 1992 Plan.

      The Company has also granted non-incentive stock options. These options are generally exercisable for a period of five or ten years and are issued at a price equal to or lower than the fair market value of the Company's common stock at the date of grant. On February 13, 2001, the Company granted 30,000 non-qualified stock options, at an exercise price of 1.525 per share, to each of the Company's four outside directors under the 2001 Plan and 100,000 options to a consulting firm, which is owned by the sole manager and voting member of Langer Partners LLC, a principal shareholder of the Company (see Note 2).

      Options granted under both the 1992 Plan and the 2001 Plan exclude the 1,400,000 Options granted pursuant to the Tender Offer Agreement in connection with the change in control (see Note 2).

      During the ten-month period ended December 31, 2001, the Company granted 10,000 stock options pursuant to a consulting agreement, with an outside consultant. These options are exercisable for a period of ten years from the date of grant, at an exercise price of $5.34. 2,000 of these options vested immediately and the remaining 8,000 options vest proportionately on each October 1 through October 1, 2005. In connection with these options, the Company recognized consulting expense of $8,243 in the ten-month period ended December 31, 2001.

      In addition, in connection with a separation agreement with a former employee, the Company agreed to accelerate the vesting of 12,000 options at the date of separation in exchange for transitional consulting assistance. As a result, the Company recognized an expense of $26,743 for these options for the ten-month period ended December 31, 2001.

      The following is a summary of activity related to the Company's incentive and non-incentive stock options:


                                                                                 EXERCISE       WEIGHTED AVERAGE
                                                              NUMBER OF         PRICE RANGE      EXERCISE PRICE
                                                               SHARES            PER SHARE          PER SHARE
                                                               ------            ---------          ---------

         Outstanding at March 1, 1999                         375,250           $ .56 - 2.19          $1.36
              Granted                                         105,000            1.50 - 2.00           1.66
              Exercised                                       (42,000)            .78 -  .88            .84
              Cancelled                                       (67,250)            .56 - 2.19           1.64
                                                             ---------           -----------         -------
         Outstanding at February 29, 2000                     371,000            1.13 - 2.19           1.36
              Granted                                         480,000            1.525- 1.69           1.53
              Exercised                                       (86,200)           1.13 - 2.00           1.36
              Cancelled                                      (247,800)           1.13 - 2.00           1.35
                                                             ----------          -----------         -------
         Outstanding at February 28, 2001                     517,000            1.50 - 2.19           1.54
              Granted                                          85,000            5.34 - 6.50           6.36
              Exercised                                       (19,000)           1.50 - 2.19           1.61
              Cancelled                                             -                 -                   -
                                                             -----------------------------------------------
         Outstanding at December 31, 2001                     583,000           $1.53 - 6.50          $2.24
                                                             ===============================================


      At December 31, 2001, 329,999 options were exercisable, 253,001 options were unexercisable and no options were available for issuance under the 1992 Plan. At December 31, 2001, 1,415,000 options were available for future grants under the 2001 Plan. The options outstanding at December 31, 2001 under both the 1999 Plan and the 2001 Plan had remaining lives of between less than one year and more than nine years, with a weighted-average life of 8.88 years.

      At December 31, 2001, there were 367,300 shares of common stock reserved for issuance under the 1992 Plan.

      ADDITIONAL STOCK PLAN INFORMATION

      The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

      SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1997. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility of 67.9%, 64.1%, and 38.1%, and risk free interest rates of 5.00%, 6.73%, and 5.9% for the ten-month period ended December 31, 2001 and the fiscal years ended February 28, 2001 and February 29, 2000, respectively, and no dividends during the expected term. The Company's calculations are on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the award had been amortized to expense over the vesting period of the awards, the pro forma net income and net income per share for the ten-month period ended December 31, 2001 would have been $3,016, or $.00 per share, and for the fiscal years ended February 28, 2001 and February 29, 2000 the net (loss) income would have been $(1,833,932), or $(.71) per share and $(346,973) or $(.13) per share, respectively, on both a primary and fully diluted basis.


(11)  EXPORT SALES AND OTHER INCOME

      Export sales from the Company's United States operations accounted for approximately 22 and 25 percent of net sales for the ten-month periods ended December 31, 2001 and December 31, 2000, respectively, and 25 and 22 percent of net sales for each of the fiscal years ended February 28, 2001 and February 29, 2000, respectively.

(12)  SEGMENT INFORMATION

      The Company operates in two segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the ten months ended December 31, 2001 and December 31, 2000 and for the fiscal years ended February 28, 2001, and February 29, 2000 are summarized as follows:


                                                              NORTH AMERICA         UNITED           CONSOLIDATED
                TEN MONTHS ENDED DECEMBER 31, 2001                                 KINGDOM               TOTAL
        -------------------------------------------------------------------------------------------------------------
        Net sales from external customers                     $  8,952,448        $ 1,576,219        $ 10,528,667
        Intersegment net sales                                     203,933                                203,933
        Gross margins                                            3,309,404            692,306           4,001,710
        Operating (loss) profit                                   (150,262)           289,612             139,350
        Depreciation and amortization                              218,861             36,060             254,921
        Total assets                                            19,965,627            734,619          20,700,246
        Capital expenditures                                       180,506             91,187             271,693
        -------------------------------------------------------------------------------------------------------------
                TEN MONTHS ENDED DECEMBER 31, 2000            (unaudited)
        -------------------------------------------------------------------------------------------------------------
        Net sales from external customers                    $   8,544,468        $  1,312,600       $  9,857,068
        Intersegment net sales                                     216,897                                216,897
        Gross margins                                            2,937,334             564,183          3,501,517
        Operating (loss) profit                                   (334,108)             60,101           (274,007)
        Depreciation and amortization                              230,733              41,154            271,887
        Total assets                                             3,766,866             705,904          4,472,770
        Capital expenditures                                        32,277              10,916             43,193
        -------------------------------------------------------------------------------------------------------------
                   YEAR ENDED FEBRUARY 28, 2001
        -------------------------------------------------------------------------------------------------------------
        Net sales from external customers                    $  10,036,238         $ 1,605,914       $ 11,642,152
        Intersegment net sales                                     248,390                -               248,390
        Gross margins                                            3,121,133             658,021          3,779,154
        Operating (loss) profit                                 (1,587,547)             83,980         (1,503,567)
        Depreciation and amortization                              252,520              49,382            301,902
        Total assets                                             3,855,618             698,601          4,554,219
        Capital expenditures                                        38,465              10,916             49,381
        -------------------------------------------------------------------------------------------------------------
                   YEAR ENDED FEBRUARY 29, 2000
        -------------------------------------------------------------------------------------------------------------
        Net sales from external customers                    $   9,598,346         $ 1,546,708       $ 11,145,054
        Intersegment net sales                                     237,439                -               237,439
        Gross margins                                            3,353,581             605,027          3,958,608
        Operating (loss) profit                                   (451,267)             95,207           (356,060)
        Depreciation and amortization                              267,994              33,475            301,469
        Total assets                                             4,027,369             710,822          4,738,191
        Capital expenditures                                       395,075             181,949            577,024
        -------------------------------------------------------------------------------------------------------------


(13)  CREDIT FACILITIES

      Upon closing of the Tender and the resultant change in control of the Company, the Company's then existing revolving credit facility with a bank was terminated. In order to provide the Company with additional liquidity, the Company's President and Chief Executive Officer loaned $500,000 to the Company, evidenced by a promissory note bearing interest at prime plus 1% (9.5% at February 28, 2001), which was due August 31, 2001, subject to prepayment under certain conditions including exercising of the Options (see Note 2). Upon exercise of the Options on May 11, 2001, the principal amount of the loan, together with accrued interest in the amount of $11,112, was exchanged by such officer as partial consideration for the payment for the shares of stock issued upon exercise of his portion of the Options.

      At February 28, 2001, $81,458 was outstanding on an $115,000 installment note to finance the acquisition of certain machinery and equipment in the prior year. As a result of the Tender, the note became due and payable and, accordingly, was classified as a current liability at February 28, 2001. This note was repaid in March 2001.


(14)  4% CONVERTIBLE SUBORDINATED NOTES

      On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to Call any of the Notes, the holders of the Notes may elect to convert the Notes for the Company's common stock. Interest is payable semi-annually on the last day of June and December. Interest expense for the ten months ended December 31, 2001 on these Notes was $97,260.

      The Company received net proceeds of $13,668,067 from the offering of the Notes. The cost of raising these proceeds including placement and legal fees was $920,933, which is being amortized on a straight-line basis over the life of the Notes. The amortization of these costs for the ten months ended December 31, 2001 was $30,698.


(15)  RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

      Basic earnings per common share ("EPS") are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The impact of the Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the ten-months ended December 31, 2001. There are no potential dilutive shares included for the ten months ended December 31, 2000 and for the fiscal years ended February 28, 2001 and February 29, 2000, as their effect would have been anti-dilutive. The following table provides a reconciliation between basic and diluted earnings per share:


                                                    FOR THE TEN MONTHS ENDED                           FOR THE FISCAL YEARS ENDED
                                        --------------------------------------------------------------------------------------
                                            DECEMBER 31, 2001             DECEMBER 31, 2000                 FEBRUARY 28, 2001
                                            -----------------             -----------------                 -----------------
                                                                             (unaudited)
                                                            PER                            PER                                 PER
                                         INCOME    SHARES   SHARE     INCOME    SHARES    SHARE     INCOME        SHARES      SHARE
                                         ------    ------   -----     ------    ------    -----     ------        ------      -----
      Basic EPS
      ---------
        Income (loss)available
        to common
        stockholders                  $ 70,279    3,860,167  $.02   $(272,329)  2,569,730  $(.11)  $(1,506,387)   2,582,615  $(.58)

      Effect of Dilutive Securities
      -----------------------------
      Stock options                                 446,369
                                                    -------

      Diluted EPS
      -----------
       Income (loss)  available to
       common stockholders plus
       exercise of stock options      $ 70,279    4,306,536  $ .02   $(272,329)  2,569,730  $(.11)  $(1,506,387)  2,582,615  $(.58)
                                      ========    =========  =====   =========   =========  =====   ===========   =========  =====


                                             FEBRUARY 29, 2000
                                             -----------------

                                                            PER
                                         INCOME    SHARE    SHARE
                                         ------    -----    -----
    Basic EPS
      Income (loss)available
      to common
      stockholders                     $(335,274)  2,571,004  $(.13)

    Effect of Dilutive Securities
    Stock options

    Diluted EPS
    -----------
     Income (loss)  available to
     common stockholders plus
     exercise of stock options         $(335,274)  2,571,004 $(.13)
                                       =========   ========= =====


(16)  RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

      In June 2001, the Financial Accounting Standards Boards (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests methods or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

      In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for acquired goodwill and other tangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized but rather reviewed for impairment on a periodic basis. The provisions of this statement are required to be applied starting with fiscal years after December 15, 2001. This statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

      In October 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.


                                  LANGER, INC.
                                AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

 FOR THE TEN MONTHS ENDED DECEMBER 31, 2001 AND THE FISCAL YEARS ENDED FEBRUARY 28, 2001
                             AND FEBRUARY 29, 2000




                                                                 ALLOWANCE
                                                  SALES        FOR DOUBTFUL
                                               RETURNS AND       ACCOUNTS         WARRANTY          INVENTORY
                                               ALLOWANCES       RECEIVABLE         RESERVE          RESERVE
                                               ----------       ----------         -------          -------

         At March 1, 1999                     $   46,058       $    36,155       $    46,797       $   67,527

            Additions                                               31,167             -                -
            Deletions                               -                4,669             -               11,797
                                              -------------    ------------      ------------      ----------

         At February 29, 2000                     46,058            62,653            46,797           55,730

            Additions                               -               19,000                21          137,593
            Deletions                             17,259            23,833             -                -
                                              -------------    ------------      ------------      ----------

         At February 28, 2001                     28,799            57,820            46,818          193,323

            Additions                                245            15,015             -               80,408
            Deletions                              8,100            29,566             6,476           59,825
                                               ------------    -------------     ------------      ----------

         At December 31, 2001                 $   20,944       $    43,269        $   40,342        $ 213,906
                                              =============    ==============    =============     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by Item 10, appearing under the caption "Directors and Executive Officers of the Company," of the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11, appearing under the caption "Executive Compensation," of the Company's proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12, appearing under the caption "Security Ownership of Certain Beneficial Owners and Management," of the Company's proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13, appearing under the caption "Certain Relationships and Related Transactions," of the Company's proxy statement for the 2002 Annual Meeting of the Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)   1. FINANCIAL STATEMENTS

      See the Index to Financial Statements in Item 8 hereto.

2.    FINANCIAL STATEMENT SCHEDULES

      The following Financial Statement Schedule is filed as part of this Form 10-K:

      Schedule II - Valuation and Qualifying Accounts for the ten months ended
                    December 31, 2001 and for the fiscal years ended February 28, 2001 and February 29, 2000

      All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

3.       EXHIBITS

         NUMBER            DOCUMENT
         ------            --------

         2.1 Tender Offer Agreement, dated as of December 28, 2000, between OrthoStrategies, OrthoStrategies Acquisition Corp., and Langer, Inc. (filed as Exhibit
                           (d)(1)(A) to Schedule TO, Tender Offer Statement, filed with the Securities and Exchange Commission on January 10, 2001 ("Schedule TO") and incorporated herein by reference).

         3.1 Certificate of Incorporation of the Company incorporated by reference to the Company's Registration Statement of Form S-1 (No. 2-87183), which became effective with the Securities and Exchange Commission on January 17, 1984 ("S-1").

         3.2 Certificate of Amendment of the Certificate of Incorporation of the Company incorporated by reference to the Company's Current Report of Form 8-K filed on July 31, 2001.

         3.3 Bylaws of the Company, as amended through July 2, 1987 incorporated by reference to Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-8.

         4.1 Specimen of Common Stock Certificate incorporated by reference to the Company's Registration Statement of Form S-1 (No. 2-87183), which became effective with the Securities and Exchange Commission on January 17, 1984.

         10.1* Option Agreement with Andrew H. Meyers, dated February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.2 Option Agreement with Langer Partners, LLC, dated February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.3* Option Agreement with Jonathan Foster, dated February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.4* Option Agreement with Greg Nelson, dated February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.5 Form of Registration Rights Agreement between the Company and Andrew H. Meyers, Langer Partners, LLC, Jonathan Foster, and Greg Nelson, dated February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.6*             Employment Agreement between the Company and Andrew
                           H. Meyers, dated as of February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.7* Employment Agreement between the Company and Steven Goldstein, dated as of February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.8*             Option Agreement between the Company and Andrew H.
                           Meyers, dated as of December 28, 2000 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.9* Option Agreement between the Company and Steven Goldstein, dated as of December 28, 2000 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

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

         10.18*            The Company's 2001 Stock Incentive Plan.

         10.19 Langer Biomechanics Group Retirement Plan, restated as of July 20, 1979 and incorporated by reference to the S-1.

         10.20 Agreement, dated March 26, 1992, and effective as of March 1, 1992, relating to the Company's 401(k) Tax Deferred Savings Plan and incorporated by reference to the Company's Form 10-K for the fiscal year ended February 29, 1992.

         10.21*            Consulting Agreement between the Company and Stephen
                           V. Ardia, dated November 29, 2000 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.22*            Promissory Note of the Company in favor of Andrew H.
                           Meyers, dated February 13, 2001 (filed as Exhibit
                           99.1 to the Company's Form 8-K Current Report, dated February 13, 2001, and incorporated herein by reference).

         10.23 Form of Indemnification Agreement for non-management directors of the Company incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.24 Copy of Lease related to the Company's Deer Park facilities incorporated by reference to the Company's Annual Report on Form 10-K filed on May 19, 2000.

         21.1 List of subsidiaries incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         23.1              Consent of accountants


*   This exhibit represents a management contract or a compensatory plan


(b) REPORTS ON FORM 8-K:

                  The Company filed a report on Form 8-K on November 13, 2001 to report the sale of $14,589,000 principal amount of its 4% convertible subordinated notes, due August 31, 2006.

                                   SIGNATURES


         Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LANGER, INC.


Date:    March 29, 2002                   By: /s/ Andrew H. Meyers
                                              --------------------------------
                                              Andrew H. Meyers, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

                                          By: /s/Terence Fitzmaurice
                                              --------------------------------
                                              Terence Fitzmaurice,
                                              Assistant Controller
                                              (Principal Financial and
                                              Accounting Officer)






         Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 29, 2002                       By: /s/ Burtt Ehrlich
                                               --------------------------------
                                                   Burtt Ehrlich, Director


Date: March 29, 2002                       By: /s/ Arthur Goldstein
                                               --------------------------------
                                                   Arthur Goldstein, Director

Date: March 29, 2002                       By: /s/ Greg Nelson
                                               --------------------------------
                                                   Greg Nelson, Director


Date: March 29, 2002                       By: /s/ Jonathan Foster
                                               --------------------------------
                                                   Jonathan Foster, Director

                                  Exhibit Index



         Number            Document
         ------            --------


         2.1 Tender Offer Agreement, dated as of December 28, 2000, between OrthoStrategies, OrthoStrategies Acquisition Corp., and Langer, Inc. (filed as Exhibit
                           (d)(1)(A) to Schedule TO, Tender Offer Statement, filed with the Securities and Exchange Commission on January 10, 2001 ("Schedule TO") and incorporated herein by reference).

         3.1 Certificate of Incorporation of the Company incorporated by reference to the Company's Registration Statement of Form S-1 (No. 2-87183), which became effective with the Securities and Exchange Commission on January 17, 1984 ("S-1").

         3.2 Certificate of Amendment of the Certificate of Incorporation of the Company incorporated by reference to the Company's Current Report of Form 8-K filed on July 31, 2001.

         3.3 Bylaws of the Company, as amended through July 2, 1987 incorporated by reference to Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-8.

         4.1 Specimen of Common Stock Certificate incorporated by reference to the Company's Registration Statement of Form S-1 (No. 2-87183), which became effective with the Securities and Exchange Commission on January 17, 1984.

         10.1* Option Agreement with Andrew H. Meyers, dated February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.2 Option Agreement with Langer Partners, LLC, dated February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.3* Option Agreement with Jonathan Foster, dated February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.4* Option Agreement with Greg Nelson, dated February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.5 Form of Registration Rights Agreement between the Company and Andrew H. Meyers, Langer Partners, LLC, Jonathan Foster, and Greg Nelson, dated February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.6*             Employment Agreement between the Company and Andrew
                           H. Meyers, dated as of February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.7* Employment Agreement between the Company and Steven Goldstein, dated as of February 13, 2001 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.8*             Option Agreement between the Company and Andrew H.
                           Meyers, dated as of December 28, 2000 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.9* Option Agreement between the Company and Steven Goldstein, dated as of December 28, 2000 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

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

         10.18*            The Company's 2001 Stock Incentive Plan.

         10.19 Langer Biomechanics Group Retirement Plan, restated as of July 20, 1979 and incorporated by reference to the S-1.

         10.20 Agreement, dated March 26, 1992, and effective as of March 1, 1992, relating to the Company's 401(k) Tax Deferred Savings Plan and incorporated by reference to the Company's Form 10-K for the fiscal year ended February 29, 1992.

         10.21*            Consulting Agreement between the Company and Stephen
                           V. Ardia, dated November 29, 2000 incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.22*            Promissory Note of the Company in favor of Andrew H.
                           Meyers, dated February 13, 2001 (filed as Exhibit
                           99.1 to the Company's Form 8-K Current Report, dated February 13, 2001, and incorporated herein by reference).

         10.23 Form of Indemnification Agreement for non-management directors of the Company incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         10.24 Copy of Lease related to the Company's Deer Park facilities incorporated by reference to the Company's Annual Report on Form 10-K filed on May 19, 2000.

         21.1 List of subsidiaries incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2001.

         23.1              Consent of accountants


*   This exhibit represents a management contract or a compensatory plan