Form 10-K/A
period 2001-12-31
LANGER INC
filed 2002-04-30
CIK 725460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A-1
                   -------------------------------------------

 [ ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                                       OR

 [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from March 1, 2001 to December 31, 2001


                           Commission File No. 0-12991

                                  LANGER, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)

                NEW YORK                             11-2239561
                ---------                            ----------
        (State or other jurisdiction           (I.R.S. employer iden-
            of incorporation or                 tification number)
               organization)

                   450 COMMACK ROAD, DEER PARK, NEW YORK 11729
                   -------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (631) 667-1200

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.02 PER SHARE
                     --------------------------------------
                                 Title of Class

                              * * * * * * * * * * *

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X    NO
                                    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 26, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant was $13,010,259, as computed by reference to the average bid and ask prices of such common stock ($8.175) multiplied by the number of shares of voting stock outstanding on March 26, 2002 held by non-affiliates (1,591,469 shares). Exclusion of shares from the calculation of aggregate market value does not signify that the a holder of any such shares is an "affiliate" of the Company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 26, 2002.

CLASS OF COMMON STOCK         OUTSTANDING AT MARCH 26, 2002
---------------------         -----------------------------

Common Stock, par value                 4,200,922 shares
$.02 per share

Explanatory Note: This Form 10-K/A No. 1 is being filed in order to include information required by Items 10 - 13 originally intended to be incorporated by reference to the information to be included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders. Except as set forth herein, there are no further changes to the Company's previously filed annual report on Form 10-K for the ten months ended December 31, 2001.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

         The Company's Board of Directors currently consists of the following five members:

         BURTT R. EHRLICH, 62, has been non-executive Chairman of the Board and a Director of the Company since February 13, 2001. He has served as a director of Armor Holdings, Inc. since January 1996. Mr. Ehrlich served as Chairman and Chief Operating Officer of Ehrlich Bober Financial Corp. (the predecessor of Benson Eyecare Corporation) from December 1986 until October 1992 and as a director of Benson Eyecare Corporation from October 1992 until November 1995.

         ANDREW H. MEYERS, 45, has been the President and Chief Executive Officer and a Director of the Company since February 13, 2001, and an employee from December 28, 2000 as an advisor to the Board of Directors. Mr. Myers has been an executive in the orthotics industry since 1979. From March 1992 to December 1996, Mr. Meyers was the President and Chief Executive Officer of Advanced Orthopedic Technologies, Inc. ("AOTI"), a publicly held company which, during such period, grew from annual revenues of approximately $5 million in 1992 to approximately $18 million in 1996. In December 1996, AOTI was acquired by NovaCare Orthotics and Prosthetics, Inc. and Mr. Meyers supervised integration into NovaCare, and, from December 1996 until July 1999, Mr. Meyers served NovaCare in various executive positions, most recently being Executive Vice President of Sales and Marketing. When NovaCare sold its orthotics and prosthetics business to Hanger Orthopedic Group in July 1999, Mr. Meyers became Hanger's Executive Vice President of Marketing, Public Relations and Strategic Planning. In September 2000, Mr. Meyers resigned from Hanger to pursue his strategy of acquiring a company in the musculoskeletal industry.

         JONATHAN R. FOSTER, 44, has been a Director of the Company since February 13, 2001. He joined Howard Capital Management in 1994 as President. In addition to overseeing Howard Capital's operations and strategic development, he manages the portfolios of numerous individuals and families. Mr. Foster also is responsible for managing Howard Capital Management's west coast operations. With two decades of experience in finance and wealth management, Mr. Foster previously was managing general partner of Jonathan Foster & Co., LP, a private investment boutique he founded in 1987. Prior to that, he was an associate director of Bear, Stearns & Co., LP. Mr. Foster's earlier finance experience includes positions at Edelman Group and Oppenheimer & Company. Mr. Foster is a director of Troma Entertainment, Inc. He received his BA in Political Science from the University of Pennsylvania.

         ARTHUR GOLDSTEIN, 70, has been a Director of the Company since February 13, 2001. He is President of AGA Associates, investment advisors founded in 1986. Prior to that, Mr. Goldstein was a financial advisor at several brokerage firms. His management experience includes President of Butler Industries, Div. of Safeguard Ind. (SFE, NYSE), and Chairman of Rudor Industries, a multi-division service organization. He was also Chairman of Gerber Industries, designers of department store interiors, from 1980 to 1983. Mr. Goldstein received his BS in Management from Rensselaer Polytechnic Institute. He was also a trustee of New York Medical College and a member of the Young Presidents Organization.

         GREG NELSON, 52, has been a Director of the Company since February 13, 2001. He was a co-founder of DonJoy Orthopedics, a sports medicine knee brace company, which today is called dj Orthopedics. As President, he helped grow the company from a start-up operation to annual sales of over $70 million. DonJoy was sold in 1987 to Smith+Nephew, a British-based healthcare company. Mr. Nelson is currently Chairman of BREG, Inc., which he helped co-found in 1990. BREG is a diverse orthopedic company with product lines including cold therapy, pain care products, knee bracing and soft goods.

EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each of the Company's executive officers as of April 20, 2002. The executive officers of the Company are appointed by and serve at the discretion of the Board of Directors of the Company.

NAME                                      AGE                                  POSITION
----                                      ---                                  --------
Burtt R. Ehrlich                          62       Non-executive Chairman of the Board of Directors
Andrew H. Meyers                          45       President and Chief Executive Officer
Anthony J. Puglisi                        53       Vice President and Chief Financial Officer
Steven Goldstein                          36       Vice President and Secretary
Ronald E. Buron                           47       Vice President of Sales

         See "--Directors" above for biographical data with respect to Messrs. Ehrlich and Meyers.

         ANTHONY J. PUGLISI has been Vice President and Chief Financial Officer of the Company since April 15, 2002. Prior to joining the Company, Mr. Puglisi was Senior Vice President and Chief Financial Officer of Netrex Corporation. Mr. Puglisi was Executive Vice President and Chief Financial Officer of Olsten Corporation from 1993 to 2000, President of IMC Magnetics Corp. from 1989 to 1993, and Vice President and Chief Financial Officer of IMC Magnetics Corp. from 1979 to 1989. Mr. Puglisi is currently a member of the board of directors of China Products of North America and the Arthritis Foundation- Long Island Chapter.

          STEVEN GOLDSTEIN has been a Vice President and Secretary of the Company since February 13, 2001 and an employee of the Company since December 28, 2000. Mr. Goldstein was a Vice President of Clinical Sales and Marketing for Hanger Orthopedic Group, a national provider of orthotic and prosthetic services, since July 1999. In June 1999, Hanger acquired NovaCare's Orthotics and Prosthetics Division, where he served as Director, Clinical Sales and Marketing. In 1996, NovaCare acquired Advanced Orthopedic Technologies where he served as Regional Director of Patient Care Facilities. In 1996, Advanced Orthopedic Technologies acquired Med-Tech Orthotics and Prosthetics, a private organization, where he served as President and Chief Executive Officer.

         RONALD E. BURON has been Vice President of Sales of the Company since November 1, 2001. Prior to joining the Company, Mr. Buron held a variety of positions, most recently General Manager, with Fusion Sales, General Electric's largest sales channel partner, from 1992 to 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and any persons who own more than 10% of the Company's capital stock to file with the Securities and Exchange Commission (the "Commission") (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of the Company's capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in the Company's capital stock during the ten-month period ended December 31, 2001 were timely filed with the Commission, except that Mr. Kanders disclosed on a Form 5 a transaction which was due to be reported earlier on a Form 4.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         No director, executive officer, or person nominated to become a director or executive officer has, within the last five years: (i) had a bankruptcy petition filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for any business of such person or entity with respect to which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or practice; (iv) been found by a court of competent jurisdiction (in a civil action), the

Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, which judgment or other finding has not been reversed, suspended or vacated.


ITEM 11  EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the compensation paid or awarded by the Company to the Chief Executive Officer and the other most highly compensated executive officer (collectively, the "Named Executive Officers") for services rendered in all capacities for the fiscal years ended February 28, 2001 and December 31, 2001.


                                       Annual Compensation                     SECURITIES
                             ------------------------------------------        UNDERLYING
NAME AND                     YEAR           SALARY        BONUS   OTHER         OPTIONS
PRINCIPAL POSITION           ENDED            $             $       $             (#)
------------------           -----          ------         ---     ---       ---------------
Andrew H. Meyers           Dec. 31, 2001    145,132       93,000    (3)           -0-
  President and Chief      Feb. 28, 2001      6,731(1)     -0-      (3)         175,000
  Executive Officer

Steven Goldstein           Dec. 31, 2001    117,686(2)    30,000    (3)           -0-
  Vice President and       Feb. 28, 2001      -0-          -0-      (3)          80,000
  Secretary

(1) Mr. Meyers' employment commenced on December 28, 2000 in an unpaid capacity as an advisor to the Board of Directors, and his official duties as President and Chief Executive Officer, and his compensation, commenced on February 13, 2001.
(2)      Mr. Goldstein's employment commenced February 13, 2001.
(3)      Less than 10% of the total annual salary and bonus.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR 2001 AND 2001 FISCAL YEAR END OPTION VALUES

         The table below sets forth information regarding unexercised options held by the Company's Named Executive Officers as of December 31, 2001. No options were exercised by the Company's executive officers during the ten-month period ended December 31, 2001.


                                                                             VALUE OF UNEXERCISED
                                      NUMBER OF SECURITIES UNDERLYING        IN-THE-MONEY OPTIONS
                                      UNEXERCISED OPTIONS AT                 AT FISCAL YEAR END
                                      FISCAL YEAR END                        EXERCISABLE/UNEXERCISABLE
NAME                                  EXERCISABLE/UNEXERCISABLE (#)          $(1)
------------------------------------- -------------------------------------- --------------------------------
Andrew H. Meyers                            58,333/116,667                     345,623/691,252
Steven Goldstein                             26,666/53,334                     157,996/316,004



(1) The closing bid price of the Company's Common Stock as reported by NASDAQ on December 31, 2001 was $7.45. Value is calculated on the difference between the option exercise price of in-the-money options and $7.45, multiplied by the number of shares of Common Stock underlying the option.

EMPLOYMENT AGREEMENTS

         As of December 28, 2000, the Company entered into an Employment Agreement with Andrew H. Meyers that provides that he will serve as President and Chief Executive Officer for a three-year term that will expire December 31, 2003, subject to early termination as described below. The agreement provides for a base salary of $175,000. Mr. Meyers also received options under 1992 Stock Option Plan effective as of December 28, 2000 to purchase 175,000 shares of Common Stock at an exercise price per share equal to $1.525. These options vest over a period of three years from the date of grant. Pursuant to his employment agreement, Mr. Meyers may be entitled, at the discretion of the Compensation Committee of the Board, to participate in the other option plans and other bonus plans the Company has adopted based on his performance and the Company's overall performance. The Company is required to purchase $1 million of life insurance payable to a beneficiary designated by Mr. Meyers. The Company also has the right to purchase $5 million of key-man life insurance on Mr. Meyers' life. A "change in control" of the Company will allow Mr. Meyers to terminate his employment agreement and to receive payment of $300,000 over a period of one year in addition to any accrued but unpaid obligations of the Company, as well as the vesting of all 175,000 options granted to him under the employment agreement. Mr. Meyers will also be entitled to such payment and the acceleration of such vesting on the 175,000 options upon the termination of his employment agreement by the Company without cause. Such 175,000 options will terminate in the event that Mr. Meyers' employment agreement is terminated by the Company for cause. Mr. Meyers has also agreed to certain confidentiality and non-competition provisions and subject to certain exceptions and limitations, to not sell, transfer or dispose of the shares of

Common Stock of options for the purchase of Common Stock of the Company owned by him until December 31, 2003.

         As of December 28, 2000, the Company entered into an Employment Agreement with Steven Goldstein that provides that he will serve as Vice President for a three-year term expiring December 31, 2003, at a base salary of $140,000 for the first year, $155,000 for the second year and $165,000 for the third year. In addition to his base salary, Mr. Goldstein received options under the 1992 Stock Option Plan effective as of December 28, 2000 to purchase 80,000 shares of Common Stock at an exercise price per share equal to $1.525. These options vest over a period of three years from the date of the grant. Pursuant to his employment agreement, Mr. Goldstein will be entitled, at the discretion of the Compensation Committee of the Board, to participate in the incentive stock option plan and other bonus plans the Company has adopted based on his performance and the Company's overall performance. Additionally, the Agreement provides for a $50,000 signing bonus, of which $30,000 was paid immediately and $20,000 was paid on February 13, 2002, and for a guaranteed minimum bonus of $10,000 per year for each of the three years of the contract, provided that Mr. Goldstein has not voluntarily terminated this Agreement without "Good Reason" or that the Company has not terminated the Agreement for cause. In the event of termination of Mr. Goldstein's employment for Good Reason or disability, all unvested remaining options will vest immediately. Such 80,000 options will terminate in the event that Mr. Goldstein's employment agreement is terminated by the Company for cause. Mr. Goldstein has agreed to certain confidentiality and non-competition provisions, and to not sell, transfer or dispose of the 80,000 options (and underlying shares) granted to him under his employment agreement until December 31, 2003.

         As of December 3, 2001, the Company entered into an Employment Agreement with Ronald E. Buron that provides that he will serve as Vice President of Sales for a three-year term expiring December 31, 2004 at an annual salary of $120,000. In addition to his salary, Mr. Buron received options under the 2001 Stock Incentive Plan effective as of December 3, 2001 to purchase 75,000 shares of Common Stock at an exercise price equal to $6.50 per share. These options vest and become exercisable three years from the date of grant. Pursuant to his employment agreement, Mr. Buron will be entitled, at the discretion of the Compensation Committee of the Board, to participate in the bonus plan the Company has adopted based on his performance and the Company's overall performance. Mr. Buron has agreed to certain confidentiality and non-competition provisions.

         As of April 15, 2002, the Company entered into an Employment Agreement with Anthony J. Puglisi that provides that he will serve as Vice President and Chief Financial Officer of the Company for a three year term expiring April 15, 2005. The agreement provides for a base salary of $175,000. Mr. Puglisi also received options under the Company's 2001 Stock Incentive Plan to purchase 90,000 shares of Common Stock at an exercise price per share equal to $8.07. These options vest over a period of three years from the date of grant. Pursuant to his employment agreement, Mr. Puglisi may be entitled, at the discretion of the Compensation Committee of the Board, to participate in the bonus plan the Company has adopted based on his performance and the Company's overall performance. A

"change in control" of the Company will allow Mr. Puglisi to terminate his employment agreement and to receive payment of one year's salary paid over a period of one year in addition to any accrued but unpaid bonus, as well as the vesting of all 90,000 options granted to him under the employment agreement. Mr. Puglisi will also be entitled to such payment and the acceleration of such vesting on the 90,000 options upon the termination of his employment agreement by the Company without cause. Such 90,000 options will terminate in the event that Mr. Puglisi's employment agreement is terminated by the Company for cause. Mr. Puglisi has also agreed to certain confidentiality and non-competition provisions.

OFFICER BONUS AND SEVERANCE AGREEMENTS.

         As an incentive to the Company's executive officers prior to the Tender who were not Directors (Daniel J. Gorney, President and CEO; Thomas G. Archbold, Chief Financial Officer; and Ronald Spinelli, Vice President of Operations) to remain in the employ of the Company through the closing of the Tender and to assist in the transition period following the Closing, the Company agreed to pay stay bonuses to such executives if certain performance targets are met at the month end preceding the Closing of the Tender. Such bonuses were up to $20,000 for Mr. Gorney, $20,000 for Mr. Archbold and $25,000 for Mr. Spinelli, with minimum guaranteed bonuses to Messrs. Archbold and Spinelli of $5,000 each. To receive such bonus, such individuals were required to remain in the employ of the Company for 90 days following the Closing of the Tender. The only bonuses due and payable are the minimum bonuses which have not yet been paid. Langer will provide three months base salary as a severance payment to Messrs. Archbold and Spinelli if they are terminated without cause within six months of the Closing of the Tender. Mr. Spinelli's employment was terminated and he was paid three months severance in March 2001. The Company committed to continue to employ Mr. Gorney, and Mr. Gorney committed to remain employed with the Company, for three months after the Closing of the Offer; thereafter Mr. Gorney was entitled to receive three months base salary as a severance payment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Foster, Meyers, and Nelson served on the Compensation Committee in the ten months ended December 31, 2001. Mr. Meyers is the Company's President and Chief Executive Officer. During the ten months ended December 31, 2001, no executive officer of the Company (i) served as a member of the Compensation Committee (or other Board of Directors committee performing similar functions or, in the absence of any such committee, the Board of Directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as member of the Compensation Committee (or other Board of Directors committee performing similar functions or, in the absence of any such committee, the Board of Directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 20, 2002, certain information regarding the beneficial ownership of the Common Stock outstanding by (i) each person who is known to the Company to own 5% or more of the Common Stock, (ii) each director of the Company, (iii) the named and other executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders shown in the table has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 450 Commack Road, Deer Park, New York 11729.

Name                                                      Number of Shares Owned(1)          Percent
----                                                      ----------------------             -------
Langer Partners LLC                                       1,591,856(2)                       35.3 %
Andrew H. Meyers                                            960,913(3)                       21.3 %
Gregory R. Nelson                                           227,721(4)                        5.1 %
Burtt R. Ehrlich                                            201,474(4)(5)                     4.5 %
Arthur Goldstein                                             62,787(4)                        1.4 %
Jonathan R. Foster                                          128,360(4)                        2.9 %
Steven Goldstein                                             46,338(6)                        1.0 %
Anthony J. Puglisi                                                0                           *
Ronald E. Buron                                                   0                           *
All Directors and Officers as a Group (8 persons)         1,627,593                          36.1 %
*  Less than 1%

(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any share of Common Stock that such person has the right to acquire within 60 days.
(2) Includes 100,000 options granted to Kanders & Co. Inc. exercisable immediately. Warren B. Kanders is the sole voting member and sole manager of Langer Partners LLC and the sole shareholder of Kanders & Co. Inc.
(3) Includes 58,333 shares issuable under stock options exercisable within sixty days.
(4) Includes 30,000 options granted to each of the four outside directors, which are immediately exercisable.
(5) Includes 46,600 shares held in trust by Mrs. Burtt Ehrlich as Trustee for David Ehrlich and 33,400 shares held in trust by Mrs. Burtt Ehrlich or Julie Ehrlich as to which Mr. Ehrlich disclaims beneficial ownership.
(6) Includes 26,666 shares issuable under stock options exercisable within sixty days.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CONSULTING AGREEMENT WITH KANDERS & COMPANY, INC. In 2001, the Company entered into, a Consulting Agreement (the "Consulting Agreement") with Kanders & Company, Inc., the sole shareholder of which is Warren B. Kanders, the sole manager and voting member of Langer Partners LLC a principal shareholder of the Company. The Consulting Agreement provides that during its term Kanders & Company, Inc. will act as a non-exclusive consultant to the Company and will provide the Company with general investment banking and financial advisory services, including assistance in the development of a corporate financing and acquisition strategy. The Consulting Agreement provides for an initial term of three years. Pursuant to the Agreement, Kanders & Company, Inc. is to receive an annual fee of $100,000, and was granted options, exercisable immediately ("Consultant's Options") to purchase 100,000 shares of the Company at a price of $1.525 per share and reimbursement for out-of-pocket expenses. The Consulting Agreement indemnifies Kanders & Company, Inc., against any claims brought against the Company or Kanders & Company, Inc. arising out of activities undertaken by Kanders & Company, Inc. at the request of the Company. In addition, the Consulting Agreement provides for separate engagement letters in connection with specific transactions for which Kanders & Company, Inc. will provide additional services for the Company. Kanders & Company, Inc. agreed that, during the term of the Consulting Agreement and for a period of one year thereafter, it will not solicit or engage in any business competitive with the business of the Company or, subject to certain limitations, invest in or give financial support to any business competitive with that of the Company. In connection with the issuance of the Consultant's Options, the Company granted to Kanders & Company, Inc. certain compulsory, demand and "piggy-back" registration rights with respect to the securities issuable upon exercise of the Consultant's Options. The Consultant's Registration Rights Agreement contains certain covenants and agreements customary for such agreements, including an agreement by the Company to indemnify Kanders & Company, Inc. from certain liabilities under the Securities Act in connection with the registration of the securities underlying the Consultant's Options.

                                      PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A)      3.      EXHIBITS

         Number           Document
         ------           --------

         10.26* Employment Agreement between the Company and Ronald E. Buron, dated as of December 3, 2001.

         10.27* Employment Agreement between the Company and Anthony J. Puglisi, dated as of April 15, 2002.

         10.28* Option Agreement between the Company and Anthony J. Puglisi, dated as of April 15, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this amendment No. 1 to the Company's annual report on Form 10-K for the ten months ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LANGER, INC.


Date:    April 30, 2002          By:      /s/ Andrew H. Meyers
                                          --------------------------
                                          Andrew H. Meyers, President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

                                 By:      /s/ Anthony J. Puglisi
                                          --------------------------
                                          Anthony J. Puglisi,
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment No. 1 to the Company's annual report on Form 10-K for the ten months ended December 31, 2001 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    April ___, 2002            By:
                                             --------------------------
                                             Burtt R. Ehrlich, Director

Date:    April 30, 2002             By:      /s/ Arthur Goldstein
                                             --------------------------
                                             Arthur Goldstein, Director

Date:    April 30, 2002             By:      /s/ Greg Nelson
                                             --------------------------
                                             Greg Nelson, Director

Date:    April 30, 2002             By:      /s/ Jonathan R. Foster
                                             --------------------------
                                             Jonathan R. Foster, Director

                                  Exhibit Index



         Number            Document
         ------            --------

         10.26* Employment Agreement between the Company and Ronald E. Buron, dated as of December 3, 2001.

         10.27* Employment Agreement between the Company and Anthony J. Puglisi, dated as of April 15, 2002.

         10.28* Option Agreement between the Company and Anthony J. Puglisi, dated as of April 15, 2002.



*   This exhibit represents a management contract or a compensatory plan