Form 10-Q
period 2002-03-31
LANGER INC
filed 2002-05-15
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                        --------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-12991


                                  LANGER, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             NEW YORK                                      11-2239561
       ------------------                              ------------------
  (State or other jurisdiction                  (I.R.S. employer identification
of incorporation or organization)                            number)



                   450 COMMACK ROAD, DEER PARK, NEW YORK 11729
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


       Registrant's telephone number, including area code: (631) 667-1200
                                                           --------------


                              * * * * * * * * * * *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X         NO
    -----------      ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.02 - 4,268,022 shares as of May 13, 2002.

                                      INDEX

LANGER, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION                                                 PAGE

Item 1.       Financial Statements

              Consolidated Balance Sheets -
              March 31, 2002 and December 31, 2001                                    3

              Unaudited Consolidated Statements of Operations -
              Three months ended March 31, 2002 and March 31, 2001                    4

              Unaudited Consolidated Statements of Cash Flows -
              Three months ended March 31, 2002 and March 31, 2001                    5

              Notes to Unaudited Consolidated Financial Statements -
              Three months ended March 31, 2002 and March 31, 2001                    6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                              11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk             14


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                      15

Item 2.       Changes in Securities and Use of Proceeds                              15

Item 3.       Defaults Upon Senior Securities                                        15

Item 4.       Submission of Matters to a Vote of Security Holders                    15

Item 5.       Other Information                                                      15

Item 6.       Exhibits and Reports on Form 8-K                                       15

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  LANGER, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31, 2002             DECEMBER 31, 2001
                                                                      --------------             -----------------
                                                                        (UNAUDITED)
              ASSETS
Current assets:
   Cash and cash equivalents                                             $  15,067,002               $  15,796,922
   Accounts receivable, net of allowance for doubtful
   accounts of $49,600 and $43,300, respectively                             1,674,039                   1,646,696
   Inventories, net                                                          1,281,582                   1,141,151
   Prepaid expenses and other current receivables                              473,056                     185,740
                                                                         -------------               -------------
       Total current assets                                                 18,495,679                  18,770,509
Property and equipment, net                                                    656,786                     701,996
Other assets                                                                 1,173,571                   1,227,741
                                                                         -------------               -------------
       Total assets                                                      $  20,326,036               $  20,700,246
                                                                         =============               =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $     327,404               $     429,531
   Accrued liabilities                                                       1,219,393                   1,224,444
   Unearned revenue                                                            452,754                     461,355
                                                                         -------------               -------------
       Total current liabilities                                             1,999,551                   2,115,330
Unearned revenue                                                               134,886                     113,740
Long-term debt                                                              14,589,000                  14,589,000
Deferred income taxes                                                           15,689                      15,967
                                                                         -------------               -------------
       Total liabilities                                                    16,739,126                  16,834,037
                                                                         -------------               -------------


Stockholders' Equity
   Common stock, $.02 par value. Authorized
     10,000,000 shares; issued 4,268,022                                        85,361                     85,361
   Additional paid-in capital                                               12,278,781                 12,258,724
   Accumulated deficit                                                      (8,344,580)                (8,048,012)
   Accumulated other comprehensive loss                                       (317,195)                  (314,407)
                                                                         -------------               ------------
                                                                             3,702,367                  3,981,666

Less: treasury stock at cost, 67,100 shares                                   (115,457)                  (115,457)
                                                                         -------------               ------------
       Total stockholders' equity                                            3,586,910                  3,866,209
                                                                         -------------               ------------
Total liabilities and stockholders' equity                               $  20,326,036               $ 20,700,246
                                                                         =============               ============



See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED MARCH 31,

                                                                      2002                          2001
                                                                 ------------                  ------------
Net sales                                                        $  2,993,448                  $  2,789,807
Cost of sales                                                       1,818,082                     2,169,096
                                                                 ------------                  ------------
   Gross profit                                                     1,175,366                       620,711


Selling expenses                                                      518,898                       458,648
Research and development expenses                                      45,888                        55,751
General and administrative expenses                                   786,116                       550,490
Change in control and restructuring expenses                                -                       795,667
                                                                 ------------                  ------------
   Operating loss                                                    (175,536)                   (1,239,845)
                                                                 ------------                  ------------

Other income (expense):
Interest income                                                        75,367                           591
Interest expense                                                     (146,508)                       (8,715)
Other                                                                 (45,891)                         (530)
                                                                 ------------                  ------------
   Other expense, net                                                (117,032)                       (8,654)
                                                                 ------------                  ------------

Loss before income taxes                                             (292,568)                   (1,248,499)
Provision for income taxes                                              4,000                         2,000
                                                                 ------------                  ------------
   Net loss                                                      $   (296,568)                 $ (1,250,499)
                                                                 ============                  ============

Weighted average number of common shares used in computation of net loss per share:

       Basic                                                        4,200,922                     2,696,946
                                                                 ============                  ============
       Diluted                                                      4,200,922                  $  2,696,946
                                                                 ============                  ============

Net loss per common share:

       Basic                                                     $      (0.07)                 $      (0.46)
                                                                 ============                  ============
       Diluted                                                   $      (0.07)                 $      (0.46)
                                                                 ============                  ============


      See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED MARCH 31,

                                                                                   2002                       2001
                                                                              -------------              -------------
Cash Flows From Operating Activities:

Net loss                                                                      $   (296,568)              $ (1,250,499)

Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                                   137,800                     61,183
   Compensation expense for options acceleration                                    20,057                          -
   Provision for doubtful accounts receivable                                       10,165                     12,000
   Deferred foreign tax provision                                                      109                      1,483
   Issuance of stock options for consulting services                                     -                    245,000
Changes in operating assets and liabilities:
   Accounts receivable                                                             (46,706)                    67,805
   Inventories                                                                    (145,446)                   201,143
   Prepaid expenses and other assets                                              (286,729)                   (65,278)
   Accounts payable and accrued liabilities                                        (93,685)                   219,501
   Unearned revenue                                                                 16,053                     (3,652)
                                                                              ------------               ------------
      Net cash used in operating activites                                        (684,950)                  (511,314)
                                                                              ------------               ------------
Cash Flows From Investing Activities:
   Capital expenditures                                                            (44,970)                    (3,532)
                                                                              ------------               ------------
      Net cash used in investing activities                                        (44,970)                    (3,532)
                                                                              ------------               ------------
Cash Flows From Financing Activities:
   Common stock options exercised                                                        -                     36,350
   Proceeds from issuance of debt                                                        -                    500,000
   Payments on debt                                                                      -                    (87,646)
   Issuance of shares from option exercise                                               -                    225,000
                                                                              ------------               ------------
      Net cash provided by financing activites                                           -                    673,704
                                                                              ------------               ------------
Net (decrease) increase in cash and cash equivalents                              (729,920)                   158,858
Cash and cash equivalents at beginning of quarter                               15,796,922                    417,953
                                                                              ------------               ------------
Cash and cash equivalents at end of quarter                                   $ 15,067,002               $    576,811
                                                                              ============               ============

Supplemental Disclosures of Cash Flow Information-
      Cash paid during the quarter for:
         Interest                                                             $    146,508               $      8,715
                                                                              ============               ============
         Income taxes                                                         $          -               $          -
                                                                              ============               ============


See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)


    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

    (a)  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal period ended December 31, 2001.

         Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


    (b)  CHANGE IN NAME AND FISCAL YEAR END

         At the Company's July 17, 2001 annual meeting, the stockholders approved changing the name of the Company from The Langer Biomechanics Group, Inc. to Langer, Inc. Additionally, the stockholders approved changing the fiscal year end from February 28 to December 31.


    (c)  INCOME (LOSS) PER SHARE

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


    (d)  PROVISION FOR INCOME TAXES

         For the three months ended March 31, 2002, there was no provision for income taxes on domestic operations and the provision for income taxes on foreign operations was estimated at $4,000. The provision for income taxes for the three months ended March 31, 2001 was estimated at $2,000.


    (e)  DERIVATIVE FINANCIAL INSTRUMENTS

         As of March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. As a result of adopting SFAS No. 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting or, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged item that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. To date, the Company has not entered into any derivative financial instruments. The adoption of SFAS No. 133 did not have a material impact on the results reported in the consolidated financial statements.


    (f)  RECLASSIFICATIONS

         Certain amounts have been reclassified in the prior year consolidated financial statements to present them on a basis consistent with the current year.

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

In connection with the Tender and the resultant change in control, the Company recorded expenses of approximately $1,008,000, of which $795,667 was incurred in the first quarter of 2001. These expenses included legal fees of $263,000, valuation and consultant fees of $95,000, severance and related expenses for terminated employees and executives of approximately $236,000, and other costs directly attributable to the change in control of approximately $169,000. As part of the change in control, a consulting firm, which is owned by the sole manager and voting member of Langer Partners LLC, a principal shareholder of the Company, was granted 100,000 fully vested stock options with an exercise price of $1.525 per share. Accordingly, the Company immediately recognized the fair value of the options of $245,000 as consulting fees associated with these options. Additionally, the Company entered into a consulting agreement with this consulting firm, whereby the consulting firm would receive an annual fee of $100,000 for three years for services provided.

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

On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for $2,135,000, which was invested in the Company. The Company's Chief Executive Officer, Andrew H. Meyers, converted the $500,000 loan plus accrued interest as partial proceeds toward the exercise of these Options.



NOTE 3 - 4% CONVERTIBLE SUBORDINATED NOTES


On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to Call any of the Notes, the holders of the Notes may elect to convert the Notes for the Company's common stock. Interest is payable semi-annually on the last day of June and December. Interest expense for the three months ended March 31, 2002 on these Notes was $145,890.

The Company received net proceeds of $13,668,067 from the offering of the Notes. The cost of raising these proceeds including placement and legal fees was $920,933, which is being amortized on a straight-line basis over the life of the Notes. The amortization of these costs for the three months ended March 31, 2002 was $48,043.

NOTE 4 - INVENTORIES

The Company did not take a physical inventory as of March 31, 2002. Inventories and cost of sales for the interim period were based on the Company's perpetual inventory records. Inventories consist of:

                                            March 31, 2002    December 31, 2001
                                            --------------    -----------------
                                             (Unaudited)

Raw materials                                $  1,079,819       $    994,186
Work-in-process                                   112,054            105,453
Finished goods                                    303,615            255,418
                                             ------------       ------------
                                                1,495,488          1,355,057

Less: allowance for obsolescence                  213,906            213,906
                                             ------------       ------------

                                             $  1,281,582       $  1,141,151
                                             ============       ============


NOTE 5 - SEASONALITY

A substantial portion of the Company's revenue is derived from the sale of orthotic devices. North American orthotic revenue has historically been significantly higher in the warmer months of the year, while orthotic revenue of the Company's United Kingdom subsidiary has historically not evidenced any seasonality.



NOTE 6 - COMPREHENSIVE INCOME

The Company's comprehensive earnings were as follows:

                                                        Three Months Ended March 31,

                                                         2002                  2001
                                                        ------                 ----
    Net loss                                          $(296,568)           $(1,250,499)

    Other comprehensive (loss) income, net of tax:

    Change in equity resulting from translation
    of financial statements into U.S. dollars.           (2,789)                 6,885
                                                      ---------            -----------
    Comprehensive loss                                $(299,357)           $(1,243,614)
                                                      =========            ===========

      NOTE 7 - SEGMENT INFORMATION

      The Company operates in two segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the three months ended March 31, 2002 and March 31, 2001 are summarized as follows:


                 THREE MONTHS ENDED MARCH 31, 2002               NORTH AMERICA   UNITED KINGDOM           TOTAL
        -------------------------------------------------------------------------------------------------------------
        Net sales from external customers                        $   2,488,231     $  505,217         $   2,993,448
        Intersegment net sales                                   $     102,912     $        -         $     102,912
        Gross margins                                            $     949,037     $  226,329         $   1,175,366
        Operating (loss) profit                                  $    (271,350)    $   95,814         $    (175,536)




                 THREE MONTHS ENDED MARCH 31, 2001               NORTH AMERICA   UNITED KINGDOM           TOTAL
        -------------------------------------------------------------------------------------------------------------
        Net sales from external customers                        $   2,360,578     $  429,229         $   2,789,807
        Intersegment net sales                                   $      58,334     $        -         $      58,334
        Gross margins                                            $     435,704     $  185,007         $     620,711
        Operating (loss) profit                                  $  (1,291,502)    $   51,657         $  (1,239,845)




    NOTE 8 - INCOME (LOSS) PER SHARE

    The following table provides a reconciliation between basic and diluted earnings per share:

                                                                          Three months ended March 31,
                                                                2002                                         2001
                                               -------------------------------------              ------------------------------
                                                                                Per                                         Per
                                               Income          Shares          Share              Income      Shares       Share
                                               ------          ------          -----              ------      ------       -----
Basic loss per common share
Loss available to common
  stockholders                               $ (296,568)      4,200,922       $ (0.07)        $ (1,250,499)  2,696,946    $ (0.46)

Stock options                                     -               -                 -                -           -            -
                                             ----------       ---------       -------         ------------   ---------    -------
Diluted loss per common share
Loss available to common
  stockholders plus assumed
  exercise of stock options                  $ (296,568)      4,200,922       $ (0.07)        $ (1,250,499)  2,696,946    $ (0.46)
                                             ==========       =========       =======         ============   =========    =======

NOTE 9 - SUBSEQUENT EVENTS

On May 6, 2002, the Company announced the acquisition of the net assets of Benefoot, Inc. and Benefoot Professional Products, Inc. for $6,000,000, payable in cash, the Company's common stock and the issuance of promissory notes, bearing interest at 4%, as well as the assumption of approximately $400,000 of long-term liabilities. The Company also agreed to make an additional payment of up to $1,000,000 over a two-year period based upon achievement of certain milestones. Benefoot, Inc. designs, manufactures and distributes foot and gait-related biomechanical products, including custom-made prescription orthotic devices and non-custom made orthotic devices to health care professionals. Benefoot Professional Products, Inc. markets and distributes footware products to podiatrists' patients. Annual revenues of the combined Benefoot businesses for 2001 were approximately $7,000,000.


In April 2002, the Company made a full-recourse secured two-year term loan to Steven Goldstein, a Vice President and the Secretary of the Company, in the principal sum of $21,000, which bears interest at the rate of 4% per year, compounded quarterly. Interest and principal are payable in full on the due date, April 3, 2004. The loan is secured by a pledge of all Company Common Stock now owned or hereafter acquired by Mr. Goldstein. The loan may be prepaid in whole or in part at any time by Mr. Goldstein without penalty and must be repaid upon termination of his employment with the Company or the sale of any shares of the Company's common stock owned by Mr. Goldstein, to the extent of the proceeds received upon any such sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2002, AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001.

REVENUES

Sales for the three months ended March 31, 2002 were $2,993,448 or 7.3% above sales of $2,789,807 for the comparable period in 2001. Sales of custom-made orthotic devices approximated $2,513,000 for the three months ended March 31, 2002, an increase of 2% over approximately $2,460,000 for the comparable prior period. The increase was attributable principally to an increase in orthotic revenue in the United States and the United Kingdom, partially offset by a decline in Canadian revenue, which was primarily due to the impact on the business of the devaluation of the Canadian dollar against United States currency. Sales of PPT, the Company's soft tissue supplement material, and other products, for the three months ended March 31, 2002, approximated $480,000, an increase of 45% over approximately $330,000 for the comparable prior period. The increase was due to a greater focus on the sales and distribution of these products.


GROSS PROFIT

Gross profit as a percentage of sales for the three months ended March 31, 2002 was 39.3%, as compared to 22.3% for the three months ended March 31, 2001. Gross profit for 2001 was impacted by the effects of recording reserves for product obsolescence and additional material cost variances, which were not encountered in 2002. Gross profit for 2002 improved as a result of improvements in efficiencies in the manufacturing process, reductions in overhead costs and increased sales.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses for the three months ended March 31, 2002, were $518,898 or 17.3% of sales as compared to $458,648 or 16.4% of sales in the prior year. The increase is primarily due to costs associated with the strengthening of the sales and marketing infrastructure.

General and administrative expenses were $786,116 or 26.3% of sales for the three months ended March 31, 2002 as compared to $550,490 or 19.7% of sales for the comparable period of the prior year. The increase is primarily due to costs associated with the strengthening of the management infrastructure and costs associated with the implementation of a Company wide incentive plan.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended March 31, 2002 were $45,888, a decrease of $9,863 from the prior year level of $55,751. The prior year period included expenditures associated with modifications to new manufacturing processes.


OTHER INCOME (EXPENSE), NET

Other income (expense), net was $(117,032) for the three months ended March 31, 2002 as compared to $(8,654) for the comparable prior period. The increase in expense is attributable in part to the interest expense of the Company's 4% Convertible Subordinated Notes, net of related interest income on the unused cash proceeds.


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

In connection with the Tender and the resultant change in control, the Company recorded expenses of approximately $1,008,000, of which $795,667 was incurred in the first quarter of 2001. These expenses included legal fees of $263,000, valuation and consultant fees of $95,000, severance and related expenses for terminated employees and executives of approximately $236,000, and other costs directly attributable to the change in control of approximately $169,000. As part of the change in control, a consulting firm, which is owned by the sole manager and voting member of Langer Partners LLC, a principal shareholder of the Company, was granted 100,000 fully vested stock options with an exercise price of $1.525 per share. Accordingly, the Company immediately recognized the fair value of the options of $245,000 as consulting fees associated with these options. Additionally, the Company entered into a consulting agreement with this consulting firm, whereby the consulting firm would receive an annual fee of $100,000 for three years for services provided.

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

On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for $2,135,000, which was invested in the Company. The Company's Chief Executive Officer, Andrew H. Meyers, converted the $500,000 loan plus accrued interest as partial proceeds toward the exercise of these Options.


LIQUIDITY AND CAPITAL RESOURCES

Working capital as of March 31, 2002 was 16,496,128 as compared to 16,655,179 as of December 31, 2001. Cash balances at March 31, 2002 were $15,067,002 a decrease of $729,920 from December 31, 2001. This decrease is primarily attributable to payments in the first quarter for annual insurance premiums, payout of the Company incentive plan and a consulting agreement which were included in accrued liabilities at the fiscal year ended December 31, 2001.

On October 31, 2001, the Company sold $14,589,000 of its 4% convertible subordinated notes, due August 31, 2006, in a private placement (the "Notes"). The Notes are convertible into the Company's common stock at a conversion price of $6.00 per share and are subordinated to all existing or future senior indebtedness of the Company. The Company received net proceeds of $13,668,067 from this offering. The costs of raising these proceeds, including placement and legal fees, was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for the three-month period ended March 31, 2002 was $48,043. Interest is payable semi-annually on the last date in June and December. Interest expense for the three months ended March 31, 2002 on these Notes was $145,890.

In connection with the Tender, the Company's then existing revolving credit facility with a bank was terminated. In order to provide for the Company's short-term cash needs, in February 2001, the Company's Chief Executive Officer loaned the Company $500,000 evidenced by a promissory note, bearing interest at prime plus 1%. Upon exercise of the Options on May 11, 2001, the principal amount of the loan, together with accrued interest in the amount of $11,112 was exchanged as partial consideration for the payment of the shares of stock. On May 11, 2001, the Offerors fully exercised the Options at $1.525 per share for $2,135,000, which was invested in the Company.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001, and all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existed accounting rules, business combinations were accounted for using one of two methods, pooling-of-interests method or the purchase method. As of January 1, 2002 the Company adopted the provisions of SFAS No. 141. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this statement are to be recorded as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this statement. As of January 1, 2002 the Company adopted the provisions of SFAS No. 142. The adoption of SFAS No. 142 did not have a significant impact on the Company's financial statements.

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


In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. As of January 1, 2002 the Company adopted the provisions of SFAS No. 144. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this quarterly report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," intends," "estimates," "projects," "could," "may," "will," "should," or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Such forward-looking statements include, but are not limited to, those relating to the Company's financial and operating prospects, future opportunities, the Company's acquisition strategy, outlook of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company's business could be materially adversely affected and the trading price of our common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

   PART II. OTHER INFORMATION


     Item 1.      Legal Proceedings

        None

     Item 2.      Changes in Securities and Use of Proceeds

        None

     Item 3.      Defaults Upon Senior Securities

        None

     Item 4.      Submission of Matters to a Vote of Security Holders

        None

     Item 5.      Other Information

        None


     Item 6.      Exhibits and Reports on Form 8-K

         (a)      Exhibits

         None

         (b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K on May 13, 2002 to report the acquisition of substantially all of the assets and liabilities of Benefoot, Inc. and Benefoot Professional Products, Inc. Such Form 8-K provides for the filing of financial statements and pro forma financial information within 60 days after such filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LANGER, INC.


Date: May 15, 2002                 By: /s/ Andrew H. Meyers
                                       --------------------
                                        Andrew H. Meyers, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                   By: /s/ Anthony J. Puglisi
                                       ----------------------
                                        Anthony J. Puglisi, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                               Officer)