Form 10-Q
period 2002-06-30
LANGER INC
filed 2002-08-14
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                        --------------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-12991
                                               -------


                                  LANGER, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                           11-2239561
           ---------------------------              ---------------
          (State or other jurisdiction             (I.R.S. employer
       of incorporation or organization)         identification number)



               450 COMMACK ROAD, DEER PARK, NEW YORK 11729 - 4510
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)


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

YES      X         NO ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value  $.02 - 4,336,744 shares as of August 14, 2002.

                                      INDEX



LANGER, INC. AND SUBSIDIARIES



PART I.   FINANCIAL INFORMATION                                                PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheets                                            3

          Unaudited Consolidated Statements of Operations                        4

          Unaudited Consolidated Statements of Stockholders' Equity              5

          Unaudited Consolidated Statements of Cash Flows                        6

          Notes to Unaudited Consolidated Financial Statements                   7


Item 2.   Management's Discussion and Analysis of Financial Condition  and      15
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk            19


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                     20

Item 2.   Changes in Securities and Use of Proceeds                             20

Item 3.   Defaults Upon Senior Securities                                       20

Item 4.   Submission of Matters to a Vote of Security Holders                   20

Item 5.   Other Information                                                     21

Item 6.   Exhibits and Reports on Form 8-K                                      21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                  LANGER, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                              JUNE 30, 2002     DECEMBER 31, 2001
                                                              -------------     -----------------
                                                               (UNAUDITED)
                          ASSETS
Current assets:
   Cash and cash equivalents                                  $ 10,709,619         $ 15,796,922
   Accounts receivable, net of allowance for doubtful
   accounts of $80,200 and $43,300, respectively                 2,595,140            1,646,696
   Inventories, net                                              1,950,572            1,141,151
   Prepaid expenses and other current receivables                  399,776              185,740
                                                              -------------        -------------
       Total current assets                                     15,655,107           18,770,509
Property and equipment, net                                        945,393              701,996
Identifiable intangible assets, net                              3,406,024                    -
Goodwill                                                         2,973,626                    -
Other assets                                                     1,158,527            1,227,741
                                                              -------------        -------------
       Total assets                                           $ 24,138,677         $  20,700,246
                                                              =============        =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                       $  1,000,000         $          -
   Accounts payable                                                996,328              429,531
   Accrued liabilities                                           2,027,817            1,224,444
   Unearned revenue                                                623,135              461,355
                                                              -------------        -------------
      Total current liabilities                                  4,647,280            2,115,330

Long-term debt                                                  15,389,000           14,589,000
Unearned revenue                                                   179,234              113,740
Other                                                              105,965               15,967
                                                              -------------        -------------
       Total liabilities                                        20,321,479           16,834,037
                                                              -------------        -------------

Stockholders' Equity
   Common stock, $.02 par value, authorized
   50,000,000 and 10,000,000 shares respectively;
   issued 4,336,744 and 4,268,022 respectively                      86,735               85,361
   Additional paid-in capital                                   12,818,724           12,258,724
   Accumulated deficit                                          (8,670,489)          (8,048,012)
   Accumulated other comprehensive loss                           (302,315)            (314,407)
                                                              -------------        -------------
                                                                 3,932,655            3,981,666

Less: treasury stock at cost, 67,100 shares                       (115,457)            (115,457)
                                                              -------------        -------------
       Total stockholders' equity                                3,817,198            3,866,209
                                                              -------------        -------------
Total liabilities and stockholders' equity                    $ 24,138,677         $ 20,700,246
                                                              =============        =============

See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,

                                                        2002              2001             2002             2001
                                                    -------------    -------------     ------------     ------------
Net sales                                            $ 4,480,157      $ 2,985,758      $ 7,473,605      $ 5,775,565
Cost of sales                                          2,708,646        1,857,784        4,526,728        4,026,880
                                                    -------------    ------------      ------------     ------------
       Gross profit                                    1,771,511        1,127,974        2,946,877        1,748,685


Selling expenses                                         797,053          351,249        1,315,951          809,897
Research and development expenses                         43,687           30,558           89,575           86,309
General and administrative expenses                    1,084,165          695,818        1,870,281        1,246,308
Change in control and restructuring expenses                  -                -                -           795,667
                                                    -------------    -------------     ------------     ------------

       Income (loss) from operations                    (153,394)          50,349         (328,930)      (1,189,496)
                                                    -------------    -------------     ------------     ------------

 Other income (expense):
    Interest income                                       57,654            1,905          133,021            2,496
    Interest expense                                    (159,126)          (5,250)        (305,634)         (13,965)
    Other                                                (61,543)           3,849         (107,434)           3,319
                                                    -------------    -------------     ------------     ------------

       Other income (expense), net                      (163,015)             504         (280,047)          (8,150)
                                                    -------------    -------------     ------------     ------------

       Income (loss) before income taxes                (316,409)          50,853         (608,977)      (1,197,646)
 Provision for income taxes                                9,500           10,000           13,500           12,000
                                                    -------------    -------------     ------------     ------------

       Net income (loss)                             $  (325,909)     $    40,853      $  (622,477)     $(1,209,646)
                                                    =============    =============     ============     ============

Weighted average number of common
   shares used in computation of net
   income (loss) per share:
       Basic                                           4,241,576        3,515,295        4,221,381        3,092,032
       Diluted                                         4,241,576        3,852,952        4,221,381        3,092,032

Net income (loss) per common share:

       Basic                                         $     (0.08)  $         0.01   $        (0.15)   $       (0.39)
                                                    ===============  ===============   ==============   ==============
       Diluted                                       $     (0.08)  $         0.01   $        (0.15)   $       (0.39)
                                                    ===============  ===============   ==============   ==============

                                  LANGER, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                                                               Accumulated Other
                                                                                                 Comprehensive Loss
                                                                                                 ------------------

                                    Common Stock                     Additional                 Foreign     Minimum       Total
                                    ------------        Treasury       Paid-in    Accumulated   Currency    Pension   Stockholders'
                                  Shares    Amount       Stock         Capital      Deficit   Translation  Liability     Equity
                               -----------------------------------------------------------------------------------------------------
Balance at December 31, 2001     4,268,022  $85,361    $ (115,457)   12,258,724  $(8,048,012)   $(52,787)  $(261,620)   $3,866,209
Net loss for six months
ended June 30, 2002                                                                 (622,477)                             (622,477)

Foreign currency adjustment                                                                       12,092                    12,092

Issuance of stock to purchase
business                            64,895    1,298                     528,214                                           529,512

Issuance of common stock and
exercise of stock options            3,827       76                      11,729                                            11,805


Compensation expense to
accelerate stock options                                                 20,057                                            20,057
                               -----------------------------------------------------------------------------------------------------
Balance at June 30, 2002         4,336,744  $86,735    $ (115,457)  $12,818,724  $(8,670,489)   $(40,695)  $(261,620)  $3,817,198
                               =====================================================================================================

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,

                                                                    2002           2001           2002            2001
                                                              -------------   -------------   -------------    ------------
Cash Flows From Operating Activities:
      Net income (loss)                                       $   (325,909)   $   40,853      $   (622,477)    $ (1,209,646)

Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                   189,710        85,931           327,510          147,114
   Compensation expense for options acceleration                        -             -             20,057               -
   Provision for doubtful accounts receivable                        8,915        13,051            19,080           25,051
   Deferred income taxes                                              (183)          295               (74)           1,778
   Issuance of common stock and options for consulting services      5,242            -              5,242          245,000
Changes in operating assets and liabilities:
   Accounts receivable                                             (91,377)      (82,891)         (138,083)         (15,086)
   Inventories                                                       9,543       (85,239)         (135,903)         115,908
   Prepaid expenses and other assets                               101,871       (14,772)         (184,858)         (80,050)
   Accounts payable and accrued liabilities                        397,497       (67,694)          303,812          151,803
   Unearned revenue                                                 (8,205)       11,920             7,848            8,268
                                                              -------------   -------------   -------------    ------------
      Net cash (used in) provided by operating activities          287,104       (98,546)         (397,846)        (609,860)
                                                              -------------   -------------   -------------    ------------
Cash Flows From Investing Activities:
    Purchase of businesses, net of cash acquired                (6,820,358)           -         (6,820,358)              -
    Purchases of fixed assets                                     (160,204)      (38,739)         (205,174)         (42,271)
                                                              -------------   -------------   -------------    ------------
      Net cash used in investing activities                     (6,980,562)      (38,739)       (7,025,532)         (42,271)
                                                              -------------   -------------   -------------    ------------
Cash Flows From Financing Activities:
   Proceeds from the exercise of stock options                       6,563           -               6,563           36,350
   Issuance of promissory notes for purchase of businesses       1,800,000           -           1,800,000               -
   Issuance of common stock for purchase of businesses             529,512           -             529,512               -
   Payments on debt                                                     -            -                  -           (87,646)
   Issuance of shares from Options exercise                             -      1,635,000                -         2,135,000
   Proceeds from the issuance of common stock                           -            -                  -           225,000
                                                              -------------   -------------   -------------    ------------
       Net cash (used in) provided by financing activities       2,336,075     1,635,000         2,336,075        2,308,704
                                                              -------------   -------------   -------------    ------------
Net (decrease) increase in cash and cash equivalents            (4,357,383)    1,497,715        (5,087,303)       1,656,573

Cash and cash equivalents at beginning of period                15,067,002       576,811        15,796,922          417,953
                                                              -------------   -------------   -------------    ------------
Cash and cash equivalents at end of period                    $ 10,709,619    $2,074,526      $ 10,709,619     $  2,074,526
                                                              =============   =============   =============    ============
Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
          Interest expense                                     $   159,126    $    5,250      $    305,634     $     13,965
                                                              =============   =============   =============    ============
          Income taxes                                         $        -     $       -       $         -      $         -
                                                              =============   =============   =============    ============

See notes to condensed consolidated financial statements.

                              LANGER, INC.
                            AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL
   STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                               (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

(A) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K and any amendments thereto for the fiscal period ended December 31, 2001.

    Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


(B) CHANGE IN NAME AND FISCAL YEAR END

    At the Company's July 17, 2001 annual meeting, the stockholders approved changing the name of the Company from The Langer Biomechanics Group, Inc. to Langer, Inc. Additionally, the stockholders approved changing the fiscal year end from February 28 to December 31.



(C) CHANGE IN STATE OF INCORPORATION

    At the Company's June 27, 2002 annual meeting, the stockholders approved the changing of the State of Incorporation of the Company from New York to Delaware. The new Certificate of Incorporation authorizes the issuance of 50,000,000 of shares of common stock, par value $.02 per share and the issuance of $250,000 shares of Preferred stock. No shares of Preferred stock are issued or outstanding.


(D) INCOME (LOSS) PER SHARE

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


(E) PROVISION FOR INCOME TAXES

    For the three and six months ended June 30, 2002, there was no provision for income taxes on losses related to domestic operations and the provision for income taxes on foreign operations was estimated at $9,500 and $13,500 respectively. The provision for income taxes on foreign operations for the three and six months ended June 30, 2001 was estimated at $10,000 and $12,000 respectively.


(F) RECLASSIFICATIONS

    Certain amounts have been reclassified in the prior year consolidated financial statements to present them on a basis consistent with the current year.

    NOTE 2-ACQUISITION OF BENEFOOT, INC. AND BENEFOOT PROFESSIONAL PRODUCTS,
    INC.

    On May 6, 2002 the Company, through a wholly owned subsidiary, acquired substantially all of the assets and liabilities of each of Benefoot, Inc. and Benefoot Professional Products, Inc. (jointly, "Benefoot"), pursuant to the terms of an asset purchase agreement, (the "Asset Purchase Agreement"). The assets acquired include machinery and equipment, other fixed assets, inventory, receivables, contract rights, and intangible assets.

    In connection with the acquisition, the Company paid consideration of $6.1 million, of which $3.8 million was paid in cash, $1.8 million was paid through the issuance of promissory notes (the "Promissory Notes") and $500,000 was paid by issuing 61,805 shares of common stock (the "Shares"), together with certain registration rights. $1,000,000 of the Promissory Notes will be paid on May 6, 2003 and the balance will be paid on May 6, 2004. The Promissory Notes bear interest at 4%. The Company also assumed certain liabilities of Benefoot, including approximately $300,000 of long-term indebtedness. The Company also agreed to pay Benefoot up to an additional $1,000,000 upon satisfaction of certain performance targets on or prior to May 6, 2004. The Company funded the entire cash portion of the purchase price through working capital generated principally through the prior sale of the Company's 4% convertible subordinated notes due August 31, 2006.

    In connection with the Asset Purchase Agreement, the Company entered into an employment agreement with each of two former shareholders of Benefoot, each having a term of two years and providing for an annual base salary of $150,000 and benefits, including certain severance arrangements. One of these shareholders subsequently terminated his employment agreement with the Company. As a result, the Company accrued $94,000 for termination costs. The Company also entered into an agreement with Sheldon Langer as a medical consultant providing for an annual fee of $45,000 and a one-time grant of 3,090 shares of common stock, together with certain registration rights. The allocation of the purchase price among the assets acquired and liabilities assumed is based on the Company's valuation of the fair value of the assets and liabilities of Benefoot.

    The following table sets forth the components of the estimated purchase price:

    Cash consideration                                  $ 3,800,351
    Benefoot long term debt paid at closing                 307,211
                                                  ------------------

        Total cash paid at closing                                  $ 4,107,562

    Promissory note issued                                            1,800,000
    Common stock issued                                                 529,513
    Transaction costs                                                   609,236
                                                                  --------------
                        Total purchase price                        $ 7,046,311
                                                                  ==============

    The following table provides the allocation of the
    purchase price:
    Assets:     Cash and cash equivalents                           $   225,953
                Accounts receivables                                    806,370
                Inventories                                             660,559
                Prepaid expenses and other                               76,973
                Property and equipment                                  223,398
                Goodwill                                              2,973,626
                Identified intangible assets                          3,430,000
                Other assets                                              6,162
                                                                  -------------
                                                                      8,403,041
                                                                  -------------
    Liabilities:Accounts payable                                        647,873
                Accrued liabilities                                     389,400
                Unearned revenue                                        210,355
                Long term debt & other liabilities                      109,102
                                                                  -------------
                                                                      1,356,730
                                                                  -------------
                        Total purchase price                        $ 7,046,311
                                                                  =============

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

    In accordance with the provisions of SFAS No. 142, Langer will not amortize goodwill and intangible assets with indefinite lives (trade names with an estimated fair value of $1,600,000) recorded in this acquisition.

    Unaudited pro forma results of operations for the six months ended June 30, 2002 and 2001, as if the Company acquired Benefoot at the beginning of each year include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the realization of cost savings from operating efficiencies, synergies or other effects resulting from the acquisition, and are not necessarily indicative of the actual consolidated results of operations had the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

    Unaudited Pro forma results were:


                                             Six months ended June 30,

                                              2002             2001
                                         ----------------------------------

          Net sales                          $ 9,862,185      $  9,414,298
          Net income (loss)                  $ (548,568)      $ (1,087,678)
          Diluted earnings per share         $     (.13)      $       (.34)



    NOTE 3 - INVENTORIES

    Inventories consist of:


                                                  June 30,         December 31,
                                                  --------         ------------
                                                    2002               2001
                                                    ----               ----
                                                 (Unaudited)

          Raw Materials                         $  1,161,074        $  994,186
          Work in progress                           131,042           105,453
          Finished goods                             891,876           255,418
                                               ----------------  --------------
                                                   2,183,992         1,355,057

          Less: Allowance for obsolescence           233,420           213,906
                                               ----------------  --------------

                                                $  1,950,572      $  1,141,151
                                               ================  ==============

    NOTE 4 - LONG TERM DEBT

    On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to call any of the Notes, the holders of the Notes may elect to convert the Notes for the Company's common stock. Interest is payable semi-annually on the last day of June and December. Interest expense for the six and three months ended June 30, 2002 on these Notes was $291,780 and $145,890 respectively.

    The Company received net proceeds of $13,668,067 from the offering of the Notes. The cost of raising these proceeds of $920,933 is being amortized over the life of the Notes. The amortization of these costs for the six and three months ended June 30, 2002 was $96,219 and $48,176 respectively.

    The Company issued $1,800,000 in Promissory Notes in connection with the acquisition of Benefoot. $1,000,000 of the notes will be paid on May 6, 2003 and the balance will be paid on May 6, 2004. Interest expense from the date of acquisition was $11,200.


    NOTE 5 - SEASONALITY

    A substantial portion of the Company's revenue is derived from the sale of custom orthotic devices. North American custom orthotic revenue has historically been significantly higher in the warmer months of the year, while custom orthotic revenue of the Company's United Kingdom subsidiary has historically not evidenced any seasonality.

    NOTE 6 - SEGMENT INFORMATION

    The Company operates in two segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the three and six months ended June 30, 2002 and June 30, 2001 are summarized as follows:

                                                                                  UNITED
          THREE MONTHS ENDED JUNE 30, 2002             NORTH AMERICA             KINGDOM              TOTAL
    ------------------------------------------------------------------------------------------------------------
    Net sales to external customers                    $ 3,952,125              $  528,032         $ 4,480,157
    Intersegment net sales                             $    62,489              $       -          $    62,489
    Gross margins                                      $ 1,510,072              $  261,439         $ 1,771,511
    Operating (loss) profit                            $  (270,894)             $  117,500         $  (153,394)


                                                                                  UNITED
          THREE MONTHS ENDED JUNE 30, 2001             NORTH AMERICA             KINGDOM              TOTAL
    -------------------------------------------------------------------------------------------------------------
    Net sales to external customers                    $ 2,522,317              $  463,441        $ 2,985,758
    Intersegment net sales                             $    63,695              $        -        $    63,695
    Gross margins                                      $   922,266              $  205,708        $ 1,127,974
    Operating (loss) profit                            $   (28,295)             $   78,644        $    50,349


                                                                                  UNITED
          SIX MONTHS ENDED JUNE 30, 2002              NORTH AMERICA              KINGDOM               TOTAL
    -------------------------------------------------------------------------------------------------------------
    Net sales to external customers                    $ 6,440,356              $1,033,249        $ 7,473,605
    Intersegment net sales                             $   165,401              $        -        $   165,401
    Gross margins                                      $ 2,459,109              $  487,768        $ 2,946,877
    Operating (loss) profit                            $  (542,244)             $  213,314        $  (328,930)


                                                                                   UNITED
          SIX MONTHS ENDED JUNE 30, 2001              NORTH AMERICA               KINGDOM              TOTAL
    --------------------------------------------------------------------------------------------------------------
    Net sales to external customers                    $ 4,882,895              $  892,670        $ 5,775,565
    Intersegment net sales                             $   122,029              $        -        $   122,029
    Gross margins                                      $ 1,357,970              $  390,715        $ 1,748,685
    Operating (loss) profit                            $(1,319,797)             $  130,301        $(1,189,496)

    NOTE 7 - COMPREHENSIVE INCOME

    The Company's comprehensive income (loss) was as follows:


                                                Three Months Ended June 30,        Six Months Ended June 30,

                                                     2002            2001             2002            2001
                                                     ----            ----             ----            ----

         Net income (loss)                         $  (325,909)  $  40,853        $ (622,477)    $(1,209,646)

         Other comprehensive income (loss)
         net of tax:

         Change in equity resulting from
         translation of financial statements
         into U.S. dollars                              14,880      (3,015)           12,092          (9,900)
                                                   ------------ --------------  -------------- --------------

         Comprehensive income (loss)               $  (311,029)  $  37,838        $ (610,385)    $(1,219,546)
                                                   ============ ==============  ============== ==============

    NOTE 8 - INCOME (LOSS) PER SHARE

    The following table provides a reconciliation between basic and diluted earnings per share:

                                                                    Three months ended June 30,
                                                                -----------------------------------

                                                             2002                                            2001
                                                          -----------                                    -------------

                                             Income         Shares      Per Share           Income          Shares       Per Share
                                          --------------  ------------ ------------    ----------------  ------------- -------------
    Basic (loss) income per common share
    ---------------------------------------
    (Loss) income available to common
    stockholders                            $ (325,909)    4,241,576     $  (0.08)     $     40,853         3,515,295     $    0.01

    Stock options                               -             -            -                  -               337,657           -
                                          -------------   ----------   -----------     -------------     ------------  -------------

    Diluted loss per common share
    -----------------------------

    (Loss) income available to common
    stockholders plus assumed exercise
    of stock options                        $ (325,909)    4,241,576     $  (0.08)     $     40,853         3,852,952     $    0.01
                                          =============   ==========   ===========     ================  ============  =============


                                                                     Six months ended June 30,
                                                                     -------------------------------
                                                             2002                                            2001
                                                          ----------                                     -------------

                                             Income         Shares      Per Share          Income           Shares      Per Share
                                          -------------   ----------   -----------     -------------     ------------  -------------
    Basic loss per common share
    ---------------------------
    Loss available to common
    stockholders                            $ (622,477)    4,221,381     $  (0.15)     $ (1,209,646)        3,092,032     $   (0.39)

    Stock options                               -             -             -                 -               -                  -
                                          ------------ -  ---------- - ------------    ------------      ------------  -------------
    Diluted loss per common share
    -----------------------------

    Loss available to common
    stockholders plus assumed
    exercise of stock options               $ (622,477)    4,221,381     $  (0.15)     $ (1,209,646)        3,092,032     $   (0.39)
                                          =============   ==========   ===========     =============     ============  =============

    NOTE 9 - CHANGE IN CONTROL

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    REVENUES

    Net sales for the six months ended June 30, 2002 were $7,473,605 or 29% above net sales of $5,775,565 for the comparable period in 2001. Net sales for the three months ended June 30, 2002 were $4,480,157 or 50% above net sales of $2,985,758 for the comparable prior quarter. Net sales for the quarter and the six-month period includes $1,229,299 related to the acquisition of Benefoot on May 6, 2002.

    Net sales for custom orthotic devices for the six months ended June 30, 2002 were $6,137,345 as compared to $5,102,738 for the comparable prior period, an increase of $1,034,607. Net sales of custom orthotic devices for the quarter were $3,597,807 as compared to $2,638,237 for the comparable prior period, an increase of $959,570. Net sales of custom orthotic devices related to the Benefoot acquisition were $757,313 for the quarter and six month period. Net sales of custom orthotic devices excluding the impact of the Benefoot acquisition increased 5.4% for the six months and 7.7% for the quarter primarily as a result of increased unit sales in both North America and the United Kingdom.

    Net sales of distributed products for the six months ended on June 30, 2002 were $1,336,260 as compared to $672,827 for the six months ended June 30, 2001, an increase of 99%. Net sales of distributed products for the quarter were $882,350 as compared to $347,521 for the comparable prior quarter. Net sales of distributed products attributable to the Benefoot acquisition were $472,986 for the quarter and the six-month period. Net sales of distributed products excluding the impact of the Benefoot acquisition increased 28% for the six months and 18% for the quarter primarily as a result of increased sales of PPT in both North America and the United Kingdom.


    GROSS PROFIT

    Gross profit as a percentage of sales for the six months ended June 30, 2002 was 39.4%, as compared to 30.3% for the six months ended June 30, 2001. Gross profit as a percentage of sales for the three months ended June 30, 2002 was 39.5% as compared to 37.8% for the comparable prior quarter. Gross profit for the six months in 2001 was impacted by the effects of recording reserves for product obsolescence and material cost variances, which were not encountered in 2002. Gross profit for the second quarter of 2002 was 39.5% as compared to 39.3% for the first quarter of 2002. Gross profit for 2002 continued to improve as a result of improvements in efficiencies in the manufacturing process, reductions in overhead costs and increased sales.


    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling expenses for the six months ended June 30, 2002, were $1,315,951 or 17.6% of sales as compared to $809,897 or 14% of sales in the prior year. Selling expenses for the 2002 quarter was $797,053 or 17.8% of sales compared to $351,249 or 11.8% of sales for the 2001 quarter. Selling expenses for the six months and quarter ended June 30,2002 attributable to the Benefoot acquisition were $161,649. Selling expenses excluding costs directly related to the Benefoot acquisition increased approximately $344,000 for the six month period and approximately $284,000 for the quarter primarily as a result of increases in salaries and related costs for the investments made in the sales and marketing infrastructure.

    General and administrative expenses were $1,870,281 or 25% of sales for the six months ended June 30, 2002 as compared to $1,246,308 or 21.6% of sales for the comparable period of the prior year. General and administrative expenses for the quarter ended June 30, 2002 were $1,084,165 or 24.2% of sales as compared to $695,818 or 23.3% of sales for the comparable prior period. General and administrative expenses for the six months and quarter ended June 30, 2002 attributable to the Benefoot acquisition were approximately $96,000. General and administrative costs excluding costs directly related to the Benefoot acquisition increased approximately $528,000 for the six month period and approximately $293,000 for the quarter primarily as a result of increased salary costs and costs attributable to a Company wide incentive program as well as integration costs attributable to the acquisition of Benefoot.

    OTHER INCOME (EXPENSE), NET

    Other income (expense), net was ($280,047) for the six months ended June 30, 2002 as compared to ($8,150) for the comparable prior period. The increase in expense is primarily attributable to the interest expense of the Company's 4% Convertible Subordinated Notes, net of related interest income on the unused cash proceeds.



    INTEGRATION COSTS

    Costs included in the second quarter attributable to the integration of Benefoot into the company approximated $184,000 or $.04 per share. Integration costs including severance costs, moving costs, printing and stationery costs were charged to expenses as follows:


               Cost of sales                    $    3,000
               Selling                              28,000
               General and administrative          153,000
                                              ------------
                                               $   184,000
                                              ============

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


    LIQUIDITY AND CAPITAL RESOURCES

    Working capital as of June 30, 2002 was $11,007,827 as compared to $16,655,179 as of December 31, 2001. Cash balances at June 30, 2002 were $10,709,619, a decrease of $5,087,303 from December 31, 2001. This decrease is attributable to cash payments in connection with the acquisition of Benefoot, payments in the first quarter for annual insurance premiums, payout of the Company incentive plan and a consulting agreement, which were included in accrued liabilities at the fiscal year ended December 31, 2001.

    On October 31, 2001, the Company sold $14,589,000 of its 4% convertible subordinated notes, due August 31, 2006, in a private placement (the "Notes"). The Notes are convertible into the Company's common stock at a conversion price of $6.00 per share and are subordinated to all existing or future senior indebtedness of the Company. The Company received net proceeds of $13,668,067 from this offering. The costs of raising these proceeds, including placement and legal fees, was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for the six month and three month period ended June 30, 2002 was $96,219 and $48,176 respectively. Interest is payable semi-annually on the last day of June and December. Interest expense for the six month and three month period ended June 30, 2002 on these Notes was $291,780 and $145,890 respectively.

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

    In connection with the acquisition of Benefoot, the Company issued $1,800,000 of 4% Promissory notes. $1,000,000 of the Promissory notes are due on May 6, 2003 with the remaining balance due on May 6, 2004. Interest expense, which is payable quarterly, for the six months and three months ended June 30, 2002 on these notes was $11,200.

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


    CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    Information contained or incorporated by reference in this quarterly report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," intends," "estimates," "projects," "could," "may," "will," "should," or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Such forward-looking statements include, but are not limited to, those relating to the Company's financial and operating prospects, future opportunities, the Company's acquisition strategy, outlook of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company's business could be materially adversely affected and the trading price of the Company's common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term monetary investments. There is a market rate risk for changes in interest rates earned on short-term money market instruments. There is inherent rollover risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income. Derivative instruments are not presently used to adjust the Company's interest rate risk profile.

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

PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

    (c) On May 6, 2002, the Company issued 61,805 shares of its common stock as partial consideration for the acquisition of substantially all of the assets and liabilities of Benefoot. In connection with the acquisition, the Company issued an additional 3,090 shares of its common stock pursuant to a consulting agreement. The issuances were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to
          Section 4(2) thereof. No underwriter was engaged in connection with foregoing issuances of securities. The Company has reason to believe that (i) all of the foregoing recipients were familiar with or had access to information concerning the Company's operations and financial condition and (ii) all of the recipients represented that they acquired the shares for investment and not with a view to the distribution thereof.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting of stockholders on June 27, 2002. Of the 4,332,957 shares of the Company's common stock entitled to vote at the meeting 4,040,691 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 93% of the Company's outstanding shares of common stock.

          At the meeting, the Company's stockholders approved the election of Burtt R. Ehrlich, Andrew H. Meyers, Jonathan R. Foster, Arthur Goldstein, Greg Nelson, and Thomas W. Strauss to the Company's board of directors. The Company's stockholders voted as follows in connection with such election:

                                    For:              Against:
                                    ----              --------
          Burtt R. Ehrlich          4,040,539         152
          Andrew H. Meyers          4,040,491         200
          Jonathan R. Foster        4,040,691         0
          Arthur Goldstein          4,040,491         200
          Greg Nelson               4,040,691         0
          Thomas W. Strauss         4,040,691         0

          At the meeting, the Company's stockholders approved the reincorporation of the Company under the laws of the State of Delaware by merging the Company with and into a newly formed wholly-owned Delaware corporation. There were 3,384,685 votes in favor 9,000 votes against, and 0 abstentions in connection with such proposal.

          At the meeting, the Company's stockholders approved the appointment of Deloitte & Touche as the Company's independent auditor for the Company's fiscal year ending December 31, 2002. There were 4,040,191 votes in favor, 200 votes against and 300 abstentions in connection with such proposal.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)   Reports on Form 8-K

          The Company filed a current report on Form 8-K on May 13, 2002 to report the acquisition of substantially all of the assets and liabilities of Benefoot, Inc. and Benefoot Professional Products, Inc. On July 2, 2002, the Company amended such Form 8-K to report the filing of financial statements and proforma financial information relating to the acquisition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LANGER, INC.


Date:    August 14, 2002             By: /s/ Andrew H. Meyers
                                         --------------------
                                        Andrew H. Meyers, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)



                                     By: /s/ Anthony J. Puglisi
                                         ----------------------
                                        Anthony J. Puglisi, Vice President
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)