Form 10-Q
period 2002-09-30
LANGER INC
filed 2002-11-13
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                        --------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-12991
                                               -------


                                  LANGER, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                         11-2239561
                  --------                         ----------
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

YES      X         NO ______
    -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.02 - 4,336,744 shares as of November 13, 2002.

                                     INDEX



LANGER, INC. AND SUBSIDIARIES




PART I.      FINANCIAL INFORMATION                                         PAGE

Item 1.      Financial Statements

             Consolidated Balance Sheets                                      3

             Unaudited Consolidated Statements of Operations                  4

             Unaudited Consolidated Statements of Stockholders' Equity        5

             Unaudited Consolidated Statements of Cash Flows                  6

             Notes to Unaudited Consolidated Financial Statements             7

Item 2.      Management's Discussion and Analysis of Financial Condition     15
             and Results of Operations


Item 3.      Quantitative and Qualitative Disclosures about Market Risk      20

Item 4.      Controls and Procedures                                         20


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               21

Item 2.      Changes in Securities and Use of Proceeds                       21

Item 3.      Defaults Upon Senior Securities                                 21

Item 4.      Submission of Matters to a Vote of Security Holders             21

Item 5.      Other Information                                               21

Item 6.      Exhibits and Reports on Form 8-K                                21

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                                  LANGER, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30, 2002            DECEMBER 31, 2001
                                                                        --------------------           -----------------
                                                                             (UNAUDITED)

                ASSETS
Current assets:
   Cash and cash equivalents                                                     $ 10,184,963                $ 15,796,922
   Accounts receivable, net of allowance for doubtful
   accounts of $106,500 and $43,300, respectively                                   2,868,899                   1,646,696
   Inventories, net                                                                 2,200,455                   1,141,151
   Prepaid expenses and other current receivables                                     401,921                     185,740
                                                                                --------------               -------------
       Total current assets                                                        15,656,238                  18,770,509
Property and equipment, net                                                           975,548                     701,996
Identifiable intangible assets, net                                                 3,357,990                           -
Goodwill                                                                            3,011,694                           -
Other assets                                                                        1,104,996                   1,227,741
                                                                                --------------               -------------
                                                                                 $ 24,106,466                $ 20,700,246
                                                                                ==============               =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                           $ 1,000,000                $          -
   Accounts payable                                                                 1,024,743                     429,531
   Accrued liabilities                                                              2,048,954                   1,224,444
   Unearned revenue                                                                   659,254                     461,355
                                                                                --------------               -------------
      Total current liabilities                                                     4,732,951                   2,115,330

Long-term debt                                                                     15,389,000                  14,589,000
Unearned revenue                                                                      162,727                     113,740
Other                                                                                 100,267                      15,967
                                                                                --------------               -------------
       Total liabilities                                                           20,384,945                  16,834,037
                                                                                --------------               -------------

Stockholders' Equity
   Common stock, $.02 par value, authorized
   50,000,000 and 10,000,000 shares respectively;
   issued 4,336,744 and 4,268,022 respectively                                         86,735                      85,361
   Additional paid-in capital                                                      12,818,724                  12,258,724
   Accumulated deficit                                                             (8,771,924)                 (8,048,012)
   Accumulated other comprehensive loss                                              (296,557)                   (314,407)
                                                                                --------------               -------------
                                                                                    3,836,978                   3,981,666

Less: treasury stock at cost, 67,100 shares                                          (115,457)                   (115,457)
                                                                                --------------               -------------
       Total stockholders' equity                                                   3,721,521                   3,866,209
                                                                                --------------               -------------
                                                                                 $ 24,106,466                $ 20,700,246
                                                                                ==============               =============

     See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,

                                                           2002              2001                2002                  2001
                                                    ------------------ -----------------   -----------------     --------------
   Net sales                                             $  5,230,438       $ 3,434,507         $12,704,043       $  9,210,072
   Cost of sales                                            3,206,064         2,072,966           7,732,793          6,099,846
                                                            ---------         ---------          ----------        -----------
        Gross profit                                        2,024,374         1,361,541           4,971,250          3,110,226

   Selling expenses                                           874,237           397,415           2,190,188          1,207,312
   Research and development expenses                           38,165            42,972             127,740            129,281
   General and administrative expenses                      1,005,108           912,289           2,875,388          2,158,597
   Change in control and restructuring expenses                 -                  -                   -               795,667
                                                            ---------         ---------          ----------        -----------

          Income (loss) from operations                       106,864             8,865            (222,066)        (1,180,631)
                                                            ---------         ---------          ----------        -----------

  Other income (expense):
     Interest income                                           43,966            20,478             176,987             22,974
     Interest expense                                        (165,548)             (654)           (471,182)           (14,619)
     Other                                                    (79,717)           (7,305)           (187,151)            (3,986)
                                                           ----------        ----------          ----------        -----------

         Other income (expense), net                         (201,299)           12,519            (481,346)             4,369
                                                           ----------        ----------          ----------        -----------

         Income (loss) before income taxes                    (94,435)           21,384            (703,412)        (1,176,262)
  Provision for income taxes                                    7,000             9,500              20,500             21,500
                                                           ----------        ----------          ----------        -----------

         Net income (loss)                               $   (101,435)      $    11,884         $  (723,912)      $ (1,197,762)
                                                          ===========        ==========        ============        ===========

 Weighted average number of common
    shares used in computation of net
    income (loss) per share:
    Basic                                                   4,269,644         4,190,054           4,237,645          3,857,981
    Diluted                                                 4,269,644         4,534,492           4,237,645          3,857,981

 Net income (loss) per common share:
    Basic                                                $      (0.02)      $      0.00         $     (0.17)      $       (.31)
                                                          ===========      ============         =============       ============
    Diluted                                              $      (0.02)      $      0.00         $     (0.17)      $       (.31)
                                                          ===========      ============         =============       ============

                                  LANGER, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                                                                                Accumulated Other
                                                                                                Comprehensive Loss
                                                                                                ------------------

                                 Common Stock
                                 ------------                    Additional                   Foreign      Minimum      Total
                                                     Treasury     Paid-in      Accumulated    Currency     Pension   Stockholders'
                              Shares     Amount       Stock       Capital        Deficit    Translation   Liability      Equity
                            ------------------------------------------------------------------------------------------------------


Balance at
December 31, 2001        4,268,022    $ 85,361   $ (115,457)  $ 12,258,724 $ (8,048,012)  $ (52,787)   $ (261,620)    $ 3,866,209

Net loss for nine
months ended
September 30,                                                                  (723,912)                                 (723,912)

Foreign currency
adjustment                                                                                   17,850                        17,850

Issuance of stock to
purchase business           64,895       1,298                     528,214                                                529,512


Issuance of common
stock and exercise of
stock options                3,827          76                      11,729                                                 11,805

Compensation expense to
accelerate stock options                                            20,057                                                 20,057


                          --------------------------------------------------------------------------------------------------------
Balance at September 30,
2002                      4,336,744    $ 86,735   $ (115,457)  $ 12,818,724 $ (8,771,924)  $ (34,937)   $ (261,620)    $ 3,721,521
                          ========================================================================================================



                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,

                                                               2002               2001              2002               2001
                                                         ---------------  ------------------- ----------------  ------------------

Cash Flows From Operating Activities:
      Net income (loss)                                  $     (101,435)          $    11,884     $   (723,912)      $  (1,197,762)

Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                203,752                91,356          531,262             238,470
   Compensation expense for options acceleration                     --                    --           20,057                  --
   Provision for doubtful accounts receivable                    26,476                 6,000           45,556              31,051
   Deferred income taxes                                           (44)                   (43)            (118)              1,735
   Issuance of common stock and options for
   consulting services                                               --                    --            5,242             245,000
Changes in operating assets and liabilities:
   Accounts receivable                                         (292,750)              (62,182)        (430,833)            (77,268)
   Inventories                                                 (240,247)              (73,861)        (376,150)             42,043
   Prepaid expenses and other assets                               (926)               51,455         (165,785)            (28,595)
   Accounts payable and accrued liabilities                      36,636                95,916          340,448             247,723
   Unearned revenue and other liabilities                        10,280                20,261           (1,871)             28,529
                                                         ---------------  ------------------- ----------------    ----------------
      Net cash (used in) provided by operating
      activities                                               (358,258)              140,786         (756,104)           (469,074)
                                                         ---------------  ------------------- ----------------    ----------------

Cash Flows From Investing Activities:

    Purchase of businesses, net of cash acquired                (38,068)                  --        (6,858,426)                 --
    Purchases of fixed assets                                  (128,330)             (79,032)         (333,504)           (121,303)
                                                         ---------------  -------------------  ---------------    ----------------
      Net cash used in investing activities                    (166,398)             (79,032)       (7,191,930)           (121,303)
                                                         ---------------  -------------------  ---------------    ----------------

Cash Flows From Financing Activities:
   Proceeds from the exercise of stock options                       --                30,562            6,563              66,912
   Issuance of promissory notes for purchase of
   businesses                                                        --                    --        1,800,000                  --

   Issuance of common stock for purchase of businesses               --                    --          529,512                  --
   Payments on debt                                                  --                    --               --             (87,646)

   Issuance of shares from Options exercise                          --                    --               --           2,135,000

   Proceeds from the issuance of common stock                        --                    --               --             225,000
                                                         ---------------  ------------------- ----------------    ----------------
       Net cash provided by financing activities                     --                30,562        2,336,075           2,339,266
                                                         ---------------  ------------------- ----------------    ----------------

Net (decrease) increase in cash and cash equivalents           (524,656)               92,316       (5,611,959)          1,748,889

Cash and cash equivalents at beginning of period             10,709,619             2,074,526       15,796,922             417,953
                                                         ---------------  ------------------- ----------------    ----------------
Cash and cash equivalents at end of period               $   10,184,963        $    2,166,842    $  10,184,963       $   2,166,842
                                                         ===============  =================== ================    ================

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
          Interest expense                               $     165,548        $           654    $     471,182       $     14,619
                                                         ===============  =================== ================  =================

          Income taxes                                   $          --        $          --      $          --       $         --
                                                         ===============  =================== ================  =================

           See notes to condensed consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                 STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER
                         30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)


    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
             ------------------------------------------------------------

    (A)  BASIS OF PRESENTATION
         ---------------------

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

         Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


    (B)  CHANGE IN NAME AND FISCAL YEAR END
         ----------------------------------

         At the Company's July 17, 2001 annual meeting, the stockholders approved changing the name of the Company from The Langer Biomechanics Group, Inc. to Langer, Inc. Additionally, the stockholders approved changing the fiscal year end from February 28 to December 31.



    (C)  CHANGE IN STATE OF INCORPORATION
         --------------------------------

         At the Company's June 27, 2002 annual meeting, the stockholders approved the changing of the State of Incorporation of the Company from New York to Delaware. The new Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock, par value $.02 per share and the issuance of 250,000 shares of blank check preferred stock. No shares of preferred stock are issued or outstanding.


    (D)  INCOME (LOSS) PER SHARE
         -----------------------

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


    (E)  PROVISION FOR INCOME TAXES
         --------------------------

         For the three and nine months ended September 30, 2002 and 2001, there was no provision for income taxes on losses related to domestic operations. The provision for income taxes on foreign operations for the three and nine months ended September 30, 2002 was estimated at $7,000 and $20,500 respectively. The provision for income taxes on foreign operations for the three and nine months ended September 30, 2001 was estimated at $9,500 and $21,500 respectively.


     (F) RECLASSIFICATIONS
         -----------------

         Certain amounts have been reclassified in the prior year consolidated financial statements to present them on a basis consistent with the current year.

NOTE 2-ACQUISITION OF BENEFOOT, INC. AND BENEFOOT PROFESSIONAL PRODUCTS, INC.
-----------------------------------------------------------------------------

On May 6, 2002 the Company, through a wholly owned subsidiary, acquired substantially all of the assets and liabilities of each of Benefoot, Inc. and Benefoot Professional Products, Inc. (jointly, "Benefoot"), pursuant to the terms of an asset purchase agreement (the "Asset Purchase Agreement"). The assets acquired include machinery and equipment, other fixed assets, inventory, receivables, contract rights, and intangible assets.

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

The following table sets forth the components of the estimated purchase price:

 Cash consideration                                 $  3,800,351
 Benefoot long term debt paid at closing                 307,211
                                              ------------------

    Total cash paid at closing                                      $ 4,107,562

 Promissory note issued                                               1,800,000
 Common stock issued                                                    529,512
 Transaction costs                                                      647,305
                                                                    -----------
                           Total purchase price                     $ 7,084,379
                                                                    ===========

 The following table provides the allocation of the purchase price:

 Assets:       Cash and cash equivalents                           $   225,953
               Accounts receivables                                    806,370
               Inventories                                             660,559
               Prepaid expenses and other                               76,973
               Property and equipment                                  223,398
               Goodwill                                              3,011,694
               Identified intangible assets                          3,430,000
               Other assets                                              6,162
                                                           -------------------
                                                                     8,441,109
                                                           -------------------
 Liabilities:  Accounts payable                                        647,873
               Accrued liabilities                                     389,400
               Unearned revenue                                        210,355
               Long term debt & other liabilities                      109,102
                                                            -------------------
                                                                     1,356,730
                                                            -------------------
                                 Total purchase price              $ 7,084,379
                                                            ===================

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

Unaudited pro forma results of operations for the nine months ended September 30, 2002 and 2001, as if the Company acquired Benefoot at the beginning of each year, include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the realization of cost savings from operating efficiencies, synergies or other effects resulting from the acquisition, and are not necessarily indicative of the actual consolidated results of operations had the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited Pro forma results were:


                                                     Nine months ended
                                                       September 30,

                                                 2002                 2001
                                             --------------      ---------------


          Net sales                           $ 15,092,623        $  14,668,172
          Net income (loss)                   $   (650,003)       $  (1,014,809)
          Diluted earnings per share          $       (.15)       $        (.26)



NOTE 3 - INVENTORIES
         -----------

Inventories consist of:


                                         September 30,             December 31
                                             2002                     2001
                                             ----                     ----
                                        (Unaudited)

      Raw Materials                       $   1,250,486             $   994,186
      Work in progress                          156,222                 105,453
      Finished goods                          1,017,161                 255,418
                                          --------------            ------------
                                              2,423,869               1,355,057

      Less: Allowance for obsolescence          223,414                 213,906
                                          --------------            ------------

                                          $   2,200,455            $  1,141,151
                                          ==============           =============

NOTE 4 - LONG TERM DEBT
         --------------


On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to call any of the Notes, the holders of the Notes may elect to convert the Notes for the Company's common stock. Interest is payable semi-annually on the last day of June and December. Interest expense for the three and nine months ended September 30, 2002 on these Notes was $145,890 and $437,670 respectively.

The Company received net proceeds of $13,668,067 from the offering of the Notes. The cost of raising these proceeds of $920,933 is being amortized over the life of the Notes. The amortization of these costs for the three and nine months ended September 30, 2002 was $48,443 and $144,662 respectively.

The Company issued $1,800,000 in Promissory Notes in connection with the acquisition of Benefoot. $1,000,000 of the notes will be paid on May 6, 2003 and the balance will be paid on May 6, 2004. Interest expense for the three months ended September 30, 2002 was $18,000 and from the date of acquisition was $29,200.




NOTE 5 - SEASONALITY
         -----------

A substantial portion of the Company's revenue is derived from the sale of custom orthotic devices. North American custom orthotic revenue has historically been significantly higher in the warmer months of the year, while custom orthotic revenue of the Company's United Kingdom subsidiary has historically not evidenced any seasonality.

NOTE 6 - SEGMENT INFORMATION
         -------------------

The Company operates in two segments (North America and United Kingdom) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the three and nine months ended September 30, 2002 and September 30, 2001 are summarized as follows:


                                                                                 UNITED
        THREE MONTHS ENDED SEPTEMBER 30, 2002                 NORTH AMERICA      KINGDOM          TOTAL
        ---------------------------------------------------------------------------------------------------
        Net sales to external customers                       $ 4,694,630        $535,808      $5,230,438
        Intersegment net sales                                $    66,180        $   --        $   66,180
        Gross margins                                         $ 1,762,320        $262,054      $2,024,374
        Operating (loss) profit                               $      (174)       $107,038      $  106,864




                                                                                 UNITED
        THREE MONTHS ENDED SEPTEMBER 30, 2001                 NORTH AMERICA      KINGDOM         TOTAL
        -------------------------------------------------------------------------------------------------
        Net sales to external customers                       $2,945,476         $489,031      $3,434,507
        Intersegment net sales                                $   74,700         $   --        $   74,700
        Gross margins                                         $1,145,336         $216,205      $1,361,541
        Operating (loss) profit                               $  (70,594)        $ 79,459      $    8,865



                                                                                 UNITED
        NINE MONTHS ENDED SEPTEMBER 30, 2002                  NORTH AMERICA      KINGDOM          TOTAL
        --------------------------------------------------------------------------------------------------
        Net sales to external customers                       $11,134,986        $1,569,057    $12,704,043
        Intersegment net sales                                $   231,581        $    --       $   231,581
        Gross margins                                         $ 4,221,428        $  749,822    $ 4,971,250
        Operating (loss) profit                               $  (542,418)       $  320,352    $  (222,066)


                                                                                 UNITED
        NINE MONTHS ENDED SEPTEMBER 30, 2001                  NORTH AMERICA      KINGDOM          TOTAL
        --------------------------------------------------------------------------------------------------
        Net sales to external customers                       $ 7,828,371        $1,381,701    $ 9,210,072
        Intersegment net sales                                $   196,729        $    --       $   196,729
        Gross margins                                         $ 2,503,306        $  606,920    $ 3,110,226
        Operating (loss) profit                               $(1,390,391)       $  209,760    $(1,180,631)



NOTE 7 - COMPREHENSIVE INCOME
         --------------------

The Company's comprehensive income (loss) was as follows:


                                                           Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                             -------------                         -------------

                                                         2002              2001               2002              2001
                                                         ----              ----               ----              ----

         Net income (loss)                           $ (101,435)         $   11,884        $  (723,912)     $ (1,197,762)

         Other comprehensive income (loss) net
          of tax:

         Change in equity resulting from
         translation of financial statements
         into U.S. dollars                                5,758               8,825             17,850            (1,075)
                                                    ------------         ----------       ------------      ------------

         Comprehensive income (loss)                $   (95,677)          $  20,709         $ (706,062)    $  (1,198,837)
                                                    =============        ==========       ============     =============


NOTE 8 - INCOME (LOSS) PER SHARE
         -----------------------



The following table provides a reconciliation between basic and diluted earnings per share:


                                                                     Three months ended September 30,
                                                            2002                                             2001

                                            Income         Shares      Per Share            Income          Shares     Per Share
                                         --------------  ----------   --------------   ----------------- ------------  ---------

Basic income (loss) per common share

Income (loss) available to common
stockholders                             $(101,435)      4,269,644      $   (.02)           $  11,884     4,190,054     $    0.00


Stock options                                 --             --            --                   --          344,438        --
                                         --------------  --------     --------------       ------------- -----------     ---------

Diluted income (loss) per common share

Income (loss) available to common
stockholders plus assumed
exercise of stock options                $(101,435)      4,269,644      $   (.02)           $  11,884     4,534,492     $    0.00
                                         ==============  ==========    =============       ============= ===========     =========




                                                                     Nine months ended September 30,
                                                              2002                                           2001

                                              Income         Shares     Per Share          Income           Shares       Per Share
                                           --------------  --------  ---------------- ------------------ -----------    ----------

Basic income (loss) per common share

Income (loss) available to common
stockholders                               $(723,912)     4,237,645     $   (.17)       $(1,197,762)     3,857,981      $    (.31)

Stock options                                   --             --          --               --                --             --
                                           --------------  -------   ---------------- ------------------ ----------     ----------

Diluted income (loss) per common  share

Income (loss) available to common
stockholders plus assumed
exercise of stock options                  $(723,912)      4,237,645     $   (.17)      $(1,197,762)     3,857,981      $    (.31)
                                           ==============  =========  =============== ================== ==========    ===========

NOTE 9 - CHANGE IN CONTROL
         -----------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

REVENUES
--------

Net sales for the three months ended September 30, 2002 were $5,230,438 or 52% above net sales of $3,434,507 for the comparable quarter in 2001. Net sales for the nine months ended September 30, 2002 were $12,704,043 or 38% above net sales of $9,210,072 for the nine months ended September 30, 2001. Net sales for the quarter and the nine-month period includes $1,909,337 and $3,139,636 respectively related to the acquisition of Benefoot on May 6, 2002. The increase in net sales for the quarter is primarily as a result of the acquisition of Benefoot. The increase in net sales for the nine month period is a result of the acquisition of Benefoot as well as increased sales in the Company's base business.

Net sales for custom orthotic devices for the three months ended September 30, 2002 were $3,962,385 as compared to $3,046,089 for the comparable prior period, an increase of $916,296. Net sales of custom orthotic devices for the nine months ended September 30, 2002 were $10,099,730 as compared to $8,148,827 for the comparable prior period, an increase of $1,950,903. Net sales of custom orthotic devices related to the Benefoot acquisition were $1,088,387 and $1,844,700 respectively for the quarter and nine month period.

Net sales of distributed products for the three months ended September 30, 2002 were $1,268,053 as compared to $388,418 for the three months ended September 30, 2001, an increase of 226%. Net sales of distributed products for the nine months ended September 30, 2002 were $2,604,313 as compared to $1,061,246 for the comparable prior period. Net sales of distributed products attributable to the Benefoot acquisition were $820,950 and $1,293,936 respectively for the quarter and the nine-month period.


GROSS PROFIT
------------

Gross profit as a percentage of sales for the three months ended September 30, 2002 was 38.7%, as compared to 39.6% for the three months ended September 30, 2001. Gross profit as a percentage of sales for the nine months ended September 30, 2002 was 39.1% as compared to 33.8% for the comparable prior quarter. Gross profit for the nine months in 2001 was impacted by the effects of recording reserves for product obsolescence and material cost variances, which were not encountered in 2002. Gross profit for 2002 continued to improve as a result of improvements in efficiencies in the manufacturing process, reductions in overhead costs and increased sales.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling expenses for the three months ended September 30, 2002, were $874,237 or 16.7% of sales as compared to $397,415 or 11.6% of sales in the prior year. Selling expenses for the nine months ended September 30, 2002 was $2,190,188 or 17.2% of sales compared to $1,207,312 or 13.1% of sales for the 2001 comparable period. Selling expense increased due to the effect of the acquisition of Benefoot as well as increases in salaries and related costs for the investments made in the sales and marketing infrastructure.

General and administrative expenses were $1,005,108 or 19.2% of sales for the three months ended September 30, 2002 as compared to $912,289 or 26.6% of sales for the comparable quarter of the prior year. General and administrative expenses for the nine months ended September 30, 2002 were $2,875,388 or 22.6% of sales as compared to $2,158,597 or 23.4% of sales for the comparable prior period. General and administrative expenses improved in the quarter as a percentage of sales as a result of the integration of the Benefoot acquisition into the Company. General and administrative expenses for the nine month period increased in dollars as a result of increased salary costs, costs attributable to a Company wide incentive program as well as integration costs attributable to the acquisition of Benefoot.

OTHER INCOME (EXPENSE), NET
---------------------------

Other income (expense), net was $(201,299) for the three months ended September 30, 2002 as compared to $12,519 for the comparable prior period. The increase in expense is primarily attributable to the interest expense on the Company's 4% Convertible Subordinated Notes, net of related interest income on the unused cash proceeds.



INTEGRATION COSTS
-----------------

Costs included in the nine month period ended September 30, 2002 attributable to the integration of Benefoot into the Company approximated $184,000 or $.04 per share. Integration costs which were primarily attributable to severance and related costs were charged to expense in the second quarter of 2002 as follows:


                  Cost of sales                        $    3,000
                  Selling                                  28,000
                  General and administrative              153,000
                                                -----------------
                                                      $   184,000
                                                =================



CHANGE IN CONTROL
-----------------

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital as of September 30, 2002 was $10,923,287 as compared to $16,655,179 as of December 31, 2001. Cash balances at September 30, 2002 were $10,184,963, a decrease of $5,611,959 from December 31, 2001. This decrease is attributable to cash payments in connection with the acquisition of Benefoot, payments in the first quarter for annual insurance premiums, payout of the Company incentive plan and a consulting agreement, which were included in accrued liabilities at the fiscal year ended December 31, 2001.

On October 31, 2001, the Company sold $14,589,000 of its 4% convertible subordinated notes, due August 31, 2006, in a private placement (the "Notes"). The Notes are convertible into the Company's common stock at a conversion price of $6.00 per share and are subordinated to all existing or future senior indebtedness of the Company. The Company received net proceeds of $13,668,067 from this offering. The costs of raising these proceeds, including placement and legal fees, was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for the three month and nine month period ended September 30, 2002 was $48,443 and $144,662 respectively. Interest is payable semi-annually on the last day of June and December. Interest expense for the three month and nine month period ended September 30, 2002 on these Notes was $145,890 and $437,670 respectively.

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

In connection with the acquisition of Benefoot, the Company issued $1,800,000 of 4% Promissory notes. $1,000,000 of the Promissory notes are due on May 6, 2003 with the remaining balance due on May 6, 2004. Interest expense, which is payable quarterly, for the three months and nine months ended September 30, 2002 on these notes was $18,000 and $29,200 respectively.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD
-----------------------------------------------------------------

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated- nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The Company is currently evaluating the impact that SFAS No. 146 will have on its consolidated financial statements.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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


ITEM 4. CONTROLS AND PROCEDURES
        -----------------------


(a) Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, the Company's principal executive officer and chief financial officer have concluded that such controls and procedures are effective.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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

10.1 Form of Indemnification Agreement for Directors and Executive Officers of the Registrant.

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


                                  LANGER, INC.


Date:  November 13, 2002            By: /s/ Andrew H. Meyers
                                        ---------------------
                                        Andrew H. Meyers
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                    By: /s/ Anthony J. Puglisi
                                        ----------------------
                                        Anthony J. Puglisi
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                 CERTIFICATIONS



I, Andrew H. Meyers, certify that:



1.       I have reviewed this quarterly report on Form 10-Q of Langer, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002



/s/ Andrew H. Meyers
--------------------
Andrew H. Meyers
President and
Chief Executive Officer

                                 CERTIFICATIONS



I, Anthony J. Puglisi, certify that:



1. I have reviewed this quarterly report on Form 10-Q of Langer, Inc.



2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;



3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002



/s/ Anthony J. Puglisi
----------------------
Anthony J. Puglisi
Vice President and
Chief Financial Officer