Form 10-K
period 2002-12-31
LANGER INC
filed 2003-03-31
CIK 725460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        --------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-12991
                                               -------

                                  LANGER, INC.
      ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                   11-2239561
            --------------                           ---------------------
     (State or other jurisdiction                    (I.R.S. employer iden-
          of incorporation or                          tification number)
            organization)

                450 COMMACK ROAD, DEER PARK, NEW YORK 11729-4510
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

                               YES [X]     NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

                        Yes   [ ]               No   [X]

As of March 25, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant was $8,654,462, as computed by reference to the closing price of such common stock ($3.10) multiplied by the number of shares of voting stock outstanding on March 25, 2003 held by non-affiliates (2,791,762 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an "affiliate" of the Company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 25, 2003.

     CLASS OF COMMON STOCK         OUTSTANDING AT MARCH 25, 2003
     ---------------------         -----------------------------
     Common Stock, par value                 4,444,355 shares
     $.02 per share

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

The information required by Part III of this report is incorporated herein by reference to the Company's proxy statement for the 2003 annual meeting of the registrant's stockholders or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

                                  LANGER, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                            PAGE

                                     PART I


ITEM 1.   BUSINESS............................................................4
ITEM 2.   PROPERTIES.........................................................11
ITEM 3.   LEGAL PROCEEDINGS..................................................11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................11

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS................................................12
ITEM 6.   SELECTED FINANCIAL DATA............................................14
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................15
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK........................................................22
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................23
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND DISCLOSURE..........................................47

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY....................47
ITEM 11.  EXECUTIVE COMPENSATION.............................................47
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.....................................................47
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................47

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES............................................48
ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K.................................48

SIGNATURES...................................................................52

                                     PART I

ITEM 1. BUSINESS
----------------

Langer, Inc. (the "Company or "we") is a leading orthotics products company specializing in designing, manufacturing, distributing and marketing high quality foot and gait-related biomechanical products. The Company's diversified range of products is comprised of (i) custom orthotic devices ordered by licensed medical practitioners and (ii) distribution of pre-fabricated orthopedic rehabilitation and recovery devices and related devices sold to a patient by licensed medical practitioners.

The Company's custom orthotic devices are contoured molds, purchased by a licensed medical practitioner for a patient, which are worn in the shoe to correct biomechanical foot and postural disorders in patients which often result in pain or discomfort, or otherwise impede an individual's ability to maintain a normal gait. The Company also provides custom orthotics which support or control the ankle region (ankle foot orthosis).

The Company's distributed products are purchased by licensed medical practitioners for resale to patients and consist of prefabricated products for the foot and lower extremities and a selection of footware. These products, which supplement our custom orthotic devices, consist of shoe inserts, ankle braces, compression hose and socks, and therapeutic shoes and sneakers. In addition, we distribute PPT(R) to manufacturers who incorporate PPT(R) into their products. PPT(R) is a soft tissue cushioning material made from medical grade urethane produced in laminated sheet form, molded insoles, and components for orthotic devices.

INDUSTRY BACKGROUND
-------------------

The Company competes in the portion of the orthopedic rehabilitation and recovery market segment which manufactures, markets, sells, and distributes orthopedic products and retail orthopedic products. The Company estimates that global orthopedic rehabilitation and recovery market revenues exceed $8 billion annually. The Company believes the estimated revenues of the orthopedic products and retail orthopedic products markets in which we compete exceed $2 billion annually.

The Company believes the growth of these markets is being driven by strong demographic and other trends, including:

     o an aging population who historically have required a higher than average percentage of orthotic and orthopedic products and services than the general population;

     o a growth rate of persons 65 and older which is nearly triple that of the balance of the population;

     o an increased participation in exercise, sports, and other physical activities by all age groups which has directly led to increased orthopedic related strains and injuries requiring orthotic and related products;

     o a growing awareness of the importance of prevention and rehabilitation of orthopedic injuries; and

     o an industry-wide consolidation leading to greater marketing and sales resources.

Podiatrists in the United States are the largest single source of custom foot orthotic products. In the United States, Medicare and most health care organizations that provide coverage for foot orthotics require a podiatrist or other licensed doctor to write a prescription and indicate the diagnosis and need for the custom orthotic. Due to the nature of this reimbursement environment, little effort is directed at marketing to the end user of the product. Instead, custom orthotics manufacturers market and distribute their foot orthotic laboratory services to licensed medical practitioners, including podiatrists, chiropractors, orthopedic surgeons, orthotists/prosthetists, physical therapists, and athletic trainers.

While the market for custom orthotics outside the United States is similar in size to the United States market, prefabricated orthotic devices are generally preferred in Europe due to reimbursement policies in several European countries. The Company currently markets our products in Canada and the United Kingdom, markets where favorable national reimbursement and payment structures prevail. The Company also markets our products in thirty other countries.

GROWTH STRATEGY
---------------

The Company expects the demand for orthotic products will continue to grow. We plan to execute our growth strategy primarily through internal expansion of our existing businesses and through strategic acquisitions of businesses offering complementary services, markets, and customer bases. The following elements define our growth strategy:

Pursue Strategic Acquisitions. The foot orthotic products industry is highly fragmented and characterized primarily by smaller, geographically restricted manufacturers. As a result, we selectively pursue acquisitions that complement and expand our product offerings and provide access to new geographic markets and new medical practitioner relationships.

Expand Distribution Network and Product Offerings. The Company believes that a broader product line will encourage additional licensed medical practitioners to order our custom orthotics products and will enhance our brand appeal with licensed medical practitioners and patients. We will seek to continue to expand our range of products through the acquisition of niche product manufacturers and by investing in the development of new and enhanced products which complement our existing offerings.

Broaden Product Offerings to Licensed Medical Practitioner and Customer Base. The Company will seek to increase penetration of our existing licensed medical practitioner and customer base with sales of additional products. We also intend to increase customer satisfaction and strengthen our customer relationships through expanded product offerings.

Research and Development. The Company will continue to conduct research and development to conceive and evaluate new or alternative orthotics products and services. We believe that increased investment in research and development will provide bases for new products and improved practice management programs such as new techniques to measure and cast our custom orthotics products.

ACQUISITIONS
------------

General

With continued advances in technology, the Company believes that the larger orthotics manufacturers that employ advanced technologies will lower per unit manufacturing costs, improve quality, accelerate turnaround time and will continue to grow their overall share of the market. Concurrently, many of the smaller orthotics manufacturers will find it increasingly difficult to remain competitive and may not be able to access the capital required to purchase and implement the required technological advances. Moreover, the Company believes that many licensed medical practitioners in the industry would prefer to deal with a consolidated entity that can provide a broad spectrum of branded orthotics products. We believe that the orthopedic rehabilitation and recovery market and foot orthotic device markets will consolidate as the smaller manufacturers are acquired by the larger, and faster growing, manufacturers.

The Company expects to pursue a strategy of growth through acquisitions by focusing on acquisitions of companies which have a core customer base similar to ours and manufacture or sell products which are synergistic with our product offerings. Orthotic manufacturing companies we may acquire are intended to become hubs for further penetration into their industry niche or geographic sales area. Generally, we will seek to streamline operations in acquired companies to improve turnaround time and reduce expenses, resulting in economies of scale, reduced general and administrative expenses and facilities consolidation. We will seek to consolidate operations with our acquired product manufacturing companies. This is intended to allow us to leverage efficiencies and operational best practices.

The Company uses several criteria to evaluate prospective acquisitions, including whether the business to be acquired:

     o broadens the scope of the services or products we offer or the geographic areas we serve;

     o   offers attractive margins;

     o   provides earnings accretion;

     o offers the opportunity to enhance profitability by improving the efficiency of our operations;

     o   offers consistent management with our existing businesses;

     o complements our portfolio of existing businesses by increasing our ability to manage our customers needs; and

     o has a strong management team that is interested in continuing in their roles with us.

Recent Acquisitions

On May 6, 2002, the Company acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. Benefoot, Inc., designs, manufactures and distributes foot and gait-related biomechanical products, including custom-made prescription orthotic devices, custom-made Birkenstock(R) sandals and off-the-shelf orthotic devices to healthcare professionals. Benefoot Professional Products markets and distributes footwear products to podiatrists' patients. The purchase price was $6.1 million of which $3.8 million was paid in cash, $1.8 million was paid through the issuance of promissory notes and $.5 million was paid by issuing to the sellers 61,805 shares of the Company's common stock. The Company also assumed certain liabilities including approximately $.3 million of long term indebtedness. The Company also agreed to pay Benefoot up to an additional $1.0 million upon satisfaction of certain performance targets on or prior to May 6, 2004.

On January 13, 2003, the Company acquired all the capital stock of Bi-Op Laboratories, Inc. which is engaged in the development, manufacture and sale of footwear products and foot orthotic devices, for $2.45 million CDN, of which $1.85 million CDN was paid in cash, and $.6 million CDN was paid by issuing to the sellers 107,611 shares of the Company's common stock. $.25 million CDN of the cash portion of the consideration was deposited in escrow until final determination of the closing date balance sheet of Bi-Op.

PRODUCTS
--------

The Company manufactures, markets, sells, and distributes two principal categories of products: (i) custom orthotic devices ordered by licensed medical practitioners and (ii) pre-fabricated orthopedic rehabilitation and recovery devices and related devices sold to a patient by licensed medical practitioners. These products are designed to provide relief from symptoms and complications arising from (i) ankle, knee, pelvis, hip, and spinal pain caused by biomechanical misalignment, (ii) diabetes, stroke, nerve damage, cerebral palsy, multiple sclerosis and similar ailments, and (iii) post-operative recovery.

Custom Orthotic Devices

Orthotic foot devices, or foot orthoses, are contoured molds made from plastic, graphite, or composite materials, depending upon the requirements of the patient, which are placed in the patient's shoe to correct or mitigate abnormalities in gait and relieve symptoms associated with foot or postural alignment. Orthotic devices help provide more normal function by maintaining the angular anatomical relationships between the patient's forefoot, rearfoot, leg and horizontal walking surface. Accordingly, muscle is enhanced and the efficiency and smoothness of weight stress transmission through the feet and legs is improved. The result is a reduction of abnormal motion without total restriction of normal motion and an increase in foot and leg stability. Foot problems may be alleviated or eliminated, as well as leg and back fatigue caused by improper muscle use.

Traditionally, when a licensed medical practitioner orders a custom foot orthotic for the Company to manufacture, the licensed medical practitioner will take a plaster cast or an imprint of the patient's foot by having the patient stand on a piece of foam slightly larger than the patient's foot. The plaster or foam cast is sent to our laboratory where it is used to make a plaster cast of the patient's foot, from which we manufacture and customize the orthotic insert. We have developed a new proprietary technology which will permit a podiatrist to take measurements of a patient's foot at several specified locations and transmit the measurements to us electronically. From these measurements, we will be able to make the model of the patient's foot, from which we will manufacture and customize the orthotic insert. We anticipate this new proprietary technology, along with CAD/CAM technology and laser scanning, will enable us to reduce the time required and costs associated with the production of our custom foot orthotics.

The Company also offers a full line of custom Ankle-Foot Orthoses (AFO's) devices, which are used to support, align, prevent, correct, substitute or enhance function, and decrease pain or discomfort of the foot and ankle. These products are often used for the more difficult and challenging foot and ankle involvements.

The Company's custom orthotic product offerings include:

     o Sporthotics(R), designed for the specific needs of runners and other sport-specific athletes, including football, basketball and tennis players;

     o Healthflex(R), designed for patients that participate in aerobic exercise, high-power walking, or step classes;

     o Design-Line(R), a functional orthotic designed to fit into dress shoes, such as loafers and high fashion shoes, which cannot accommodate a full-size orthotic; and;

     o Slimthotics(R), a device for use in women's high-heeled shoes, narrow flats, ballet slippers, tap shoes, and women's ballroom dancing shoes.

Distributed Products

The Company distributes prefabricated orthotic devices and related orthotic supplies and materials.

This line of prefabricated foot orthotic products is Langer XP(R), which provides patients a low cost alternative to a custom orthotic. The products provide additional cushioning in a patient's footwear. We provide these products to a podiatrist or other licensed medical practitioner based upon several criteria, including shoe size, and the licensed medical practitioner sells the product to a patient based upon the patient's needs.

In 2000, the Company launched our prefabricated foot orthoses, called Contours(TM), which require no special casting by the licensed medical practitioner. This off-the-shelf product line, sold to licensed medical practitioners through the Company and its distributors, has been expanded to include dress (low profile), sport and standard models and provides a lower cost option when pricing is an issue for the patient.

The Company also provides orthopedic devices that are used in the treatment of ailments of the lower leg. These include products which support or control the ankle region (ankle foot orthoses). In addition, we market products that address the diabetic market, including insoles, and a selection of footwear (shoes, socks, and other related products) which offers protection for patients with diabetes. We believe these ancillary product lines will help us achieve our goal of being able to provide a variety of orthopedic needs for our core podiatry customer.

In many of our orthotic products, we use PPT(R), a medical grade soft tissue cushioning material with a high density, open-celled urethane foam structure. The essential function of PPT(R), which independent tests show to have improved properties over competitive materials, is to provide protection against forces of pressure, shock and shear. We believe that PPT's(R) characteristics make it a superior product in its field. PPT(R) has a superior "memory" that enables it to return to its original shape faster and more accurately than other materials used for similar purposes. PPT(R) is also odorless and non-sensitizing to the skin and has a porosity that helps the skin to remain dry, cool and comfortable. These factors are especially important in sports medicine applications.

We have developed and sell a variety of products fabricated from PPT(R), including molded insoles, components for orthotic devices, laminated sheets, and diabetic products. Some manufacturing operations associated with these products are performed by outside vendors.

Besides podiatric use, we believe PPT(R) is suitable for other orthopedic and medical-related uses such as liners for braces and prosthetics, as shock absorbers and generally in devices used in sports and physical therapy. We expect to expand our products to include shock absorbing PPTGel(TM) products to be used as shoe inserts and brace liners.

CUSTOMERS
---------

The majority of the Company's sales are within the United States to podiatrists, orthopedic surgeons, orthotists, physical therapists, and other health care professionals. However, we also sell our products in the United Kingdom, Canada, and 30 other countries. We intend to expand our product offerings into new territories.

The Company markets our custom orthotic products primarily to podiatrists who order the custom orthotic devices for their patients. However, we will seek to broaden our referral channels by increased penetration of orthopedic surgeons, physical therapists, orthotists, chiropractors, athletic trainers, and other podiatrists currently working in the United States. We also anticipate that we will seek to increase our referral channels outside the United States.

The Company sells our distributed products primarily to wholesale distributors and licensed medical practitioners for sale to patients. For both our custom orthotics and our distributed products, licensed medical practitioners usually include the cost of the orthotic products in the fee charged to the patient.

MARKETING AND DISTRIBUTION
--------------------------

The Company believes that we have built strong name recognition and an excellent reputation in the orthotics industry. We are seeking to become a more comprehensive source of orthopedic supplies for health care professionals who treat the lower extremities.

The Company utilizes a network of regional sales representatives to target multi-practitioner and individual facilities. In addition, we use trade shows, advertising, direct mail, educational sponsorships, public relations and customer visits to market and distribute our products. We emphasize customer service by maintaining a staff of customer service representatives.

The Company provides education and training for licensed medical practitioners who treat biomechanical problems of the lower extremity through seminars and in-service programs. We offer licensed medical practitioners a comprehensive program in biomechanics, gait analysis and the cost-effectiveness of orthotic therapy.

The Company promotes awareness of orthotics through marketing and operational initiatives. We maintain a volume incentive program and offer practice building assistance to help licensed medical practitioners expand the orthotic components portion of their practices. We believe these medical practitioner assistance programs strengthen our relationships with our existing customer base.

MANUFACTURING AND RAW MATERIALS
-------------------------------

The Company manufactures our custom orthotics and warehouses our distributed products internally at our production facilities located in Deer Park, New York; Brea, California; Montreal, Canada; and Stoke-on-Trent, England. We obtain most of our fabrication materials other than PPT(R) from a variety of sources. We believe that we maintain good relationships with these suppliers. However, if necessary, we could readily obtain alternate suppliers at a competitive price. We are aware of multiple suppliers for these materials and would not anticipate a significant impact if we were to lose any suppliers, and we have not experienced any significant shortages other than occasional backorders. To date, we have found that the components, supplies and raw materials that are necessary for the manufacture, production and delivery of our products have been available in the quantities that are required. However, the failure of our suppliers to deliver components, supplies, and raw materials in sufficient quantities and in a timely manner, and the inability to find replacement suppliers, could adversely affect our business and results of operations.

COMPETITION
-----------

The market for orthotic products is highly competitive and we compete with a variety of companies ranging from small businesses to large corporations. The Company believes the foot orthotics market is highly fragmented and regional (and in many instances local) in nature. Although a few licensed medical practitioners produce foot orthotics in-house, the custom orthotic market is serviced primarily by third-party laboratories, such as the Company. Included among these laboratories that sell nationally in the United States are Bergmann Orthotic Laboratory, Foot Levelers, Inc., Footmaxx Holdings Inc., KLM Orthotic Laboratories, Allied OSI Labs, ProLab Orthotics, and PAL Health Systems. We estimate that, including Langer, these firms comprise approximately 35% of the $200 million custom foot orthotics market in the United States.

The market for soft tissue products such as PPT(R) is highly competitive and includes the following brand name products: Spenco, Sorbothane, and Poron.

In both the custom and distribution products markets, the principal competitive factors are efficiencies of scale, quality of engineering and design, brand recognition, reputation in the industry, production capability and capacity, and price. In the custom orthotic market, ability to meet delivery schedules is another principal competitive factor. We believe that we provide superior design and production expertise.

MEDICAL CONSULTANTS
-------------------

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

EMPLOYEES
---------

As of January 1, 2003, the Company had 220 employees, of which 117 were located in Deer Park, New York, 37 were located in Brea, California, 31 were located in Montreal, Canada and 35 were located in Stoke-on-Trent, England. None of our employees are represented by unions or covered by any collective bargaining agreements. The Company has not experienced any work stoppages or employee-related slowdowns and believes that our relationship with our employees is satisfactory.

PATENTS AND TRADEMARKS
----------------------

The Company holds a variety of patents, trademarks, and copyrights in several countries, including the United States. We have exclusive licenses to three types of orthotic devices which are patented in the United States and several foreign countries. We believe that none of our active patents, trademarks, or licenses are essential to the successful operation of our business as a whole. However, one or more of the patents, trademarks, or licenses may be material in relation to individual products or product lines. Loss of patent protection could have an adverse effect on our business by permitting competitors to utilize techniques developed by us.

GOVERNMENT REGULATION
---------------------

The jurisdictions in which we seek to market our products may regulate and supervise our products and operations. In some circumstances, we may be required to obtain regulatory approvals and otherwise comply with regulations regarding safety, quality and efficacy standards. These regulations vary from country to country, and the regulatory review can be lengthy, expensive and uncertain. In the United States, we are subject to federal and state governmental regulation and supervision, including anti-kickback statutes, self-referral laws, and fee-splitting laws.

SEASONALITY
-----------

Revenue derived from the Company's sales of orthotic devices, a substantial portion of the Company's operations, has in North America historically been significantly higher in the warmer months of the year, while sales of orthotic devices by the Company's United Kingdom subsidiary has historically not evidenced any seasonality.

ITEM 2. PROPERTIES
------------------

We have manufacturing, warehouse, and office space at the following locations:

                                       ANNUAL            OWNED/             APPROXIMATE
         LOCATION                       RENT             LEASED                 SIZE
---------------------------          ------------      -----------       -------------------
  Deer Park, NY                      $ 310,000           Leased(1)          44,500 sq. ft.
  Deer Park, NY                      $  24,000           Leased(2)           3,500 sq. ft.
  Brea, CA                           $  99,000           Leased(3)           9,300 sq. ft.
  Stoke-on-Trent, England            $  42,000(4)        Leased             15,000 sq. ft.
  Montreal, Canada                       -                Owned              7,800 sq. ft

     (1) Principal executive office location. Expires at the end of July, 2005. We have the option to extend the lease for an additional four (4) years.

     (2) Expires on July 31, 2004.

     (3) Expires on December 31, 2004.

     (4) Based upon an exchange rate of $1.6044 dollars per British pound, expires on June 30, 2004

The Company believes our manufacturing, warehouse and office facilities are suitable and adequate and afford sufficient capacity for our current and reasonably foreseeable future needs. The Company believes it has adequate insurance coverage for our properties and their contents.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

PRICE RANGE OF COMMON STOCK
---------------------------

The Company's common stock, par value $.02 per share ("Common Stock"), is traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol GAIT. The following table sets forth the high and low closing bid prices for the Common Stock for the year ended December 31, 2002 and the ten months ended December 31, 2001. The NASDAQ quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

     YEAR ENDED DECEMBER 31, 2002                        HIGH           LOW
     -------------------------------------------     ----------      ----------
          Three months ended March 31, 2002             $ 8.30          $ 7.11
          Three months ended June 30, 2002              $ 8.25          $ 5.90
          Three months ended September 30, 2002         $ 6.43          $ 4.50
          Three months ended December 31, 2002          $ 5.25          $ 3.51


     TEN MONTHS ENDED DECEMBER 31, 2001                   HIGH             LOW
     -------------------------------------------     ----------      ----------
          One month ended March 31, 2001                $ 5.22          $ 4.00
          Three months ended June 30, 2001              $ 5.25          $ 3.10
          Three months ended September 30, 2001         $ 5.80          $ 3.66
          Three months ended December 31, 2001          $11.85          $ 4.80

The closing price on March 25, 2003 was $3.10. On March 25, 2003, there were approximately 249 holders of record of the Common Stock. However, this figure is exclusive of all owners whose stock is held beneficially or in "street" name. Based on information supplied by various securities dealers, the Company believes that there are in excess of 249 shareholders in total, including holders of record and beneficial owners of shares held in "street" name.

DIVIDEND HISTORY AND POLICY
---------------------------

The Company did not pay cash dividends on its Common Stock and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings to finance the expansion and development of its business. In any event, future dividend policy will depend upon the Company's earnings, financial condition, working capital requirements and other factors.

EQUITY COMPENSATION PLANS
-------------------------




The following table sets forth certain information regarding our equity plans as at December 31, 2002.

----------------------------------------------------------------------------------------------------------------------
                                             (a)                       (b)                           (c)
----------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                                    Number of securities                                   remaining available for
                                      to be issued upon     Weighted average exercise   future issuance under equity
                                         exercise of           price of outstanding          compensation plans
                                    outstanding options,      options, warrants and         (excluding securities
Plan Category                        warrants and rights              rights              reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                       609,000                       $2.92                      1,145,213
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                                  0                           0                              0
----------------------------------------------------------------------------------------------------------------------
Total                                              609,000                       $2.92                      1,145,213
----------------------------------------------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

Described below is information regarding securities the Company issued in the year ended December 31, 2002 which were not registered under the Securities Act of 1933.

On May 6, 2002 the Company completed the acquisition of Benefoot. In connection with the acquisition, the Company issued 64,895 shares of the Company's common stock.

On January 13, 2003, the Company completed the acquisition of Bi-Op. In connection with the acquisition, the Company issued 107,611 shares of the Company's common stock.

The Company issued 787 shares of the Company's common stock to one of its medical directors as compensation for services.

The above sales were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to
Section 4(2) thereof. No underwriter was engaged in connection with the foregoing sales of securities. The Company has reason to believe that: (i) all of the foregoing purchasers were familiar with or had access to information concerning the Company's operations and financial condition, (ii) all of those individuals purchasing securities represented that they acquired the shares for investment and not with a view to the distribution thereof, and (iii) the foregoing purchasers are accredited investors within the meaning of Regulation D promulgated under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                                         Ten months                    Year ended
                                                         Year ended        ended        -----------------------------------------
(in thousands, except per share data)                     Dec. 31,        Dec. 31,       Feb. 28,       Feb. 29,       Feb. 28,
                                                            2002            2001           2001           2000            1999
                                                        -------------    -----------    -----------    -----------    -----------
                                                             $               $              $               $              $
Consolidated Statement of Operations

     Net sales                                               18,677          10,936        12,072          11,572         10,734

     Change in control and restructuring expenses                 -               -        (1,008)              -              -

     Operating profit (loss)                                   (353)            139        (1,504)           (356)           105

     Income (loss) before income taxes                         (998)             73        (1,502)           (337)           329

     Net income (loss)                                       (1,106)             70        (1,506)           (335)           304


Net income (loss) per common share:

     Basic                                                     (.26)            .02          (.58)           (.13)           .12

     Diluted                                                   (.26)            .02          (.58)           (.13)           .12


Weighted average number of common shares:

     Basic                                                     4,246          3,860         2,583           2,571          2,584

     Diluted                                                   4,246          4,307         2,583           2,571          2,607


                                                          Dec. 31,        Dec. 31,       Feb. 28,       Feb. 29,        Feb. 28,
                                                            2002            2001           2001           2000            1999
                                                        -------------    -----------    -----------    ------------    -----------
                                                             $               $              $               $              $
Consolidated Balance Sheets:

     Working capital                                          10,569         16,655           757           1,715          2,423

     Total assets                                             23,810         20,700         4,554           4,738          5,125

     Long-term liabilities
        (excluding current maturities)                        15,937         14,719           126             277            305

     Stockholders' equity                                      3,112          3,866         1,599           2,536          2,934

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto of the Company which are included in Item 8.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The Company's accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates associated with its determination of liabilities related to warranty activity and estimates associated with the Company's reserves with respect to collectibility of accounts receivable, allowances for sales returns, inventory valuations, and valuation allowance for deferred tax assets. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

The warranty reserve at December 31, 2001 was $40,342. During the year ended December 31, 2002, the Company acquired an additional reserve of $80,000 relating to the Benefoot acquisition and charged $50,342 against the reserve for costs incurred to complete warranty repairs. The warranty reserve at December 31, 2002 was $70,000.

The allowance for doubtful accounts at December 31, 2001 was $43,269. During the year ended December 31, 2002 the Company added $88,348 to the allowance based upon increased net sales and it's review of the accounts receivable aging. The Company wrote off $6,682 in uncollectible accounts. The allowance for doubtful accounts at December 31, 2002 was $124,935.

The sales returns and allowances at December 31, 2001 was $20,944. During the year ended December 31, 2002 the Company added $7,056 in current expense charges to the allowance based upon the increased net sales and it's review of sales return and allowance trends during the year. The sales returns and allowance at December 31, 2002 was $28,000.

The inventory reserve for obsolete inventory at December 31, 2001 was $213,906. During the year ended December 31, 2002 the Company added $14,017 of additional reserves and wrote off $7,518 in obsolete inventory which was disposed of during the year. The Company reviewed its inventory levels and aging and determined that it did not need to provide additions to the reserve. The inventory reserve for obsolete inventory at December 31, 2002 was $220,405.

The valuation allowance relating to deferred tax assets was $1,570,761 at December 31, 2001 which represented a full allowance against all deferred tax assets. During the year ended December 31, 2002, the deferred tax asset and related valuation allowance increased by $837,480 to $2,408,241 at December 31, 2002. The Company believes a full valuation allowance is required because it is more likely than not that these deferred tax assets will not be recognized.

RESULTS OF OPERATIONS:
----------------------

The following table presents the results for the year ended December 31, 2002, the comparable unaudited pro forma results for the year ended December 31, 2001 and the comparable results for the year ended February 28, 2001. For comparative purposes the unaudited pro forma results of operations for the twelve months ended December 31, 2001 have been derived from the previously reported results for the ten months ended December 31, 2001 plus the results for the two months ended February 28, 2001, and are unaudited.


                                                                       Year ended
                                               ----------------------------------------------------------
                                                 December 31,          December 31,          February 28,
                                                         2002                  2001                  2001
                                               --------------         -------------        --------------
                                                                      (unaudited)
Net sales                                      $   18,676,503         $  12,782,366        $   12,072,004
Cost of sales                                      11,962,104             8,503,020             8,292,850
                                               --------------         -------------        --------------
          Gross profit                              6,714,399             4,279,346             3,779,154


 Selling expenses                                   3,151,205             1,623,259             2,011,390
 Research and development expenses                    164,872               182,497               252,345
 General and administrative expenses                3,751,295             2,768,134             2,010,905
 Change in control expenses                                 -               795,667             1,008,081
                                               --------------         -------------        --------------

    Income (loss) from operations                    (352,973)           (1,090,211)           (1,503,567)
                                               --------------         -------------        --------------


Other income (expense):

  Interest income                                     214,481                86,614                 3,440
  Interest expense                                   (636,393)             (112,696)              (20,062)
  Other                                              (223,478)              (42,367)               18,329
                                               --------------         -------------        --------------

     Other income (expense), net                     (645,390)              (68,449)                1,707
                                               --------------         -------------        --------------

     Income (loss) before income taxes               (998,363)           (1,158,660)           (1,501,860)

Provision for income taxes                            107,294                 3,118                 4,527
                                               --------------         -------------        --------------

         Net income (loss)                     $   (1,105,657)        $  (1,161,778)       $   (1,506,387)
                                               ==============         =============        ==============

Net sales for the year ended December 31, 2002 were $18,676,503 as compared to $12,782,366 for the comparable unaudited pro forma year ended December 31, 2001 and $12,072,004 for the year end February 28, 2001. Net sales attributable to the Benefoot acquisition approximated $4,899,000 for the year ended December 31, 2002. Net sales exclusive of net sales attributable to the Benefoot acquisition increased approximately $995,000 primarily as a result of increased net sales of custom orthotic products offset slightly by a decline in distributed products. The increase in net sales for the unaudited pro forma year ended December 31, 2001 as compared to the year ended February 28, 2001 resulted from an increase in orthotic net sales partially offset by a decrease in net sales of distributed products.

Net sales of orthotic products were $14,668,572 for the year ended December 31, 2002 as compared to $11,422,835 for the comparable unaudited pro forma year ended December 31, 2001 and $10,335,852 for the year ended February 28, 2001. Net sales of custom orthotic products attributable to the Benefoot acquisition approximated $2,702,000 for the year ended December 31, 2002. Net sales of custom orthotic products exclusive of net sales attributable to the Benefoot acquisition increased approximately $544,000 or 4.8% primarily as a result of increased sales in the Company's base business. The increase in net sales for the unaudited pro forma year ended December 31, 2001 as compared to the year ended February 28, 2001 was principally due to increased unit volume resulting from increased turnaround time and increased results form sales representatives in both the Company's United States and United Kingdom operations.

Net sales of distributed products were $4,007,931 for the year ended December 31, 2002 as compared to $1,359,531 for the comparable unaudited pro forma year ended December 31, 2001 and $1,736,152 for the year ended February 28, 2001. Net sales of distributed products attributable to the Benefoot acquisition approximated $2,197,000 for the year ended December 31, 2002. Net sales of distributed products exclusive of net sales attributable to the Benefoot acquisition increased approximately $451,000 as a result of increases in sales of PPT and our distributed products. The decrease in net sales of distributed products for the unaudited pro forma year ended December 31, 2001 as compared to the year ended February 28, 2001 was principally due to lower sales of PPT(R) in the United States operations.

Gross profit as a percentage of net sales was 35.9% for the year ended December 31, 2002 as compared to 33.5% for the unaudited pro forma year ended December 31, 2001 and 31.3% for the year ended February 28, 2001. Gross profit for 2002 improved primarily as a result of improvements in efficiencies in the manufacturing process, reductions in overhead costs and increased sales. Gross profit for the pro forma year ended December 31, 2001 improved as compared to the year ended February 28, 2001 primarily as a result of efficiencies in manufacturing costs which resulted in reduced overhead costs.

Selling expenses were $3,151,205 or 16.9% of net sales for the year ended December 31, 2002 as compared to $1,623,259 or 12.7% of net sales for the unaudited pro forma year ended December 31, 2001 and $2,011,390 or 16.7% of net sales for the year ended February 28, 2001. Selling expenses in the 2002 year increased over the comparable pro forma 2001 year due to the effect of the Benefoot acquisition, increased salaries and related costs for the investments made in improving our sales and marketing infrastructure, and increased promotional activity. Selling expenses for the 2001 pro forma year decreased slightly due to efficiencies and cost reductions instituted subsequent to the change of control in February 2001.

General and administrative expenses were $3,751,295 or 20% of net sales for the year ended December 31, 2002 as compared to $2,768,134 or 21.7% of net sales for the unaudited pro forma year ended December 31, 2001 and $2,010,905 or 16.7% of net sales for the year ended February 28, 2001. General and administrative expenses increased in the year ended December 31, 2002 as compared to the pro forma year ended December 31, 2001 as a result of increased cost of salaries as we strengthened our infrastructure, costs attributable to the Company's incentive plan and costs attributable to the integration of the Benefoot acquisition. General and administrative costs as a percentage of sales decreased to 20% as a result of the increase in sales primarily attributable to the Benefoot acquisition. General and administrative costs for the pro forma year ended December 31, 2001 increased primarily as a result of higher salary costs, implementation of the Company's incentive plan, increased consulting fees and higher bank fees due to increased credit card sales. These expenses were necessary as the Company expanded its infrastructure in anticipation of executing the Company's internal growth and acquisition strategy.

Other income (expense) was $(645,390) for the year ended December 31, 2002 as compared to $(68,449) for the unaudited pro forma year ended December 31, 2001 and $1,707 for the year ended February 28, 2001. The increase in other expense is attributable to interest expense and amortization of financing costs on the 4% convertible subordinated notes issued on October 31, 2001 and the 4% Notes issued in connection with the acquisition of Benefoot on May 6, 2002 offset in part by interest earned from overnight investment of cash. The increase in expense for the pro forma year ended December 31, 2001 as compared to the year ended February 28, 2001 resulted from an increase in interest expense attributable to the 4% convertible subordinated debentures issued on October 31, 2001 offset in part by interest earned from overnight investment of cash.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital as of December 31, 2002 was $10,568,549 as compared to $16,655,179 at December 31, 2001. Cash balances at December 31, 2002 were $9,411,710, a decrease of $6,385,212 from December 31, 2001. The decline in working capital and cash is attributable to the acquisition of Benefoot. Intangible assets and goodwill acquired amounted to approximately $6,616,000.

On October 31, 2001, the Company sold $14,589,000 of its 4% convertible subordinated notes, due August 31, 2006, in a private placement (the "Notes"). The Notes are convertible into the Company's common stock at a conversion price of $6.00 per share and are subordinated to all existing or future senior indebtedness of the Company. The Company received net proceeds of $13,668,067 from this offering. The costs of raising these proceeds, including placement and legal fees, was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for the year ended December 31, 2002 and for the ten-month period ended December 31, 2001 was $193,105 and $30,698, respectively. Interest is payable semi-annually on the last date in June and December. Interest expense for the year ended December 31, 2002 and the ten months ended December 31, 2001 on these Notes was $583,560 and $97,260, respectively.

The Company issued $1,800,000 in Promissory Notes in connection with the acquisition of Benefoot. $1,000,000 of the notes is due on May 6, 2003 and the balance is due on May 6, 2004. Interest expense from the date of acquisition was $47,200.

Certain of the Company's facilities and equipment are leased under noncancellable operating leases. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases as of December 31, 2002:

                FISCAL YEAR ENDING DECEMBER 31:                     AMOUNT
                -------------------------------                     ------
                   2003                                           $ 505,000
                   2004                                             473,000
                   2005                                             200,000
                   2006 and thereafter                               10,000

The Company may finance acquisitions of other companies or product lines in the future from existing cash balances, from borrowings from institutional lenders, and/or the public or private offerings of debt or equity securities. Management believes that its existing cash balances will be adequate to meet the Company's cash needs during the fiscal year ending December 31, 2003.

The Company's United Kingdom subsidiary maintains a line of credit with a local bank in the amount of 50,000 British pounds, which is guaranteed by the Company pursuant to a standby Letter of Credit. If this credit facility, which has been renewed through February 2004, would not be available, the Company believes it can readily find a suitable replacement or the Company would supply the necessary capital.

INFLATION
---------

The Company has in the past been able to increase the prices of its products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, and anticipates that it will be able to continue to do so in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001, and all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existed accounting rules, business combinations were accounted for using one of two methods, pooling-of-interests method or the purchase method. As of January 1, 2002 the Company adopted the provisions of SFAS No. 141. Accordingly, the Company accounted for it's acquisition of Benefoot under the purchase method accounting.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. As of January 1, 2002 the Company adopted the provisions of SFAS No. 142. Therefore, goodwill and certain identifiable intangible assets with indefinite lives have not been amortized and will be reviewed for impairment on an annual basis.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. As of January 1, 2002 the Company adopted the provisions of SFAS No. 144. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated- nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The Company does not believe that the adoption of SFAS No. 146 will have a material effect on its consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations and under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The Company has included the required disclosures under FIN 45 in the notes to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transitions and Disclosure- an amendment of FASB Statements No. 123." This amendment provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, prominent disclosures in both annual and interim financial statements are required for the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for it's stock based awards using the intrinsic value method and has disclosed the required information under SFAS No. 148 in the Notes to the consolidated financial statements.

In 2002, the Company adopted the provision of Emerging Issues Task Force ("EITF") Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the income statement classification for shipping and handling fees. In accordance with EITF 00-10, net sales and cost of sales have been increased by $407,445 and $429,852 for the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively. Net sales and cost of sales have been restated from previously issued reports. The change in classification had no impact on the Company's consolidated results of operations, cash flows or financial position.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

Information contained or incorporated by reference in the annual report on Form 10-K, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "intends," "estimates," "projects," "could," "may," "will," "should," or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Such forward-looking statements include, but are not limited to, those relating to the Company's financial and operating prospects, future opportunities, the Company's acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company's business could be materially adversely affected and the trading price of the Company's common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

The majority of the Company's business is denominated in United States dollars. There are costs associated with the Company's operations in foreign countries, primarily the United Kingdom and Canada, which require payments in the local currency and payments received from customers for goods sold in these countries are typically in the local currency. The Company partially manages its foreign currency risk related to those payments by maintaining operating accounts in these foreign countries and by having customers pay the Company in those same currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                          LANGER, INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE II




                                                                         PAGE


Independent Auditors' Report                                               24


Consolidated Financial Statements:

    Consolidated Balance Sheets                                            25

    Consolidated Statements of Operations                                  26

    Consolidated Statements of Stockholders' Equity                        27

    Consolidated Statements of Cash Flows                                  28

Notes to Consolidated Financial Statements                                 29

Consolidated Financial Statement Schedule II -
   Valuation and Qualifying Accounts                                       46




All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Langer, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Langer, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002, for the ten months ended December 31, 2001, and for the year ended February 28, 2001. Our audits also included the financial statement schedule listed in the foregoing index for the year ended December 31, 2002, for the ten months ended December 31, 2001, and for the year ended February 28, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002, for the ten months ended December 31, 2001, and for the year ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Jericho, New York
March 27 , 2003

                          LANGER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                    -----------------------------------
                                                                           2002             2001
                                                                    ----------------    ---------------
Assets
Current assets:
  Cash and cash equivalents                                         $      9,411,710    $    15,796,922
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $124,935 and $43,269 respectively            2,937,340          1,646,696
  Inventories, net (Note 3)                                                2,353,153          1,141,151
  Prepaid expenses and other                                                 627,154            185,740
                                                                    ----------------    ---------------
          Total current assets                                            15,329,357         18,770,509
Property and equipment, net (Note 4)                                         943,893            701,996
Identifiable intangible assets, net (Note 2)                               3,313,413               --
Goodwill                                                                   3,186,386               --
Other assets (Notes 8 and 11)                                              1,037,105          1,227,741
                                                                    ----------------    ---------------
          Total assets                                              $     23,810,154    $    20,700,246
                                                                    ================    ===============

Liabilities and stockholders' equity
  Current liabilities:
  Current maturities of long-term debt (Note 6)                     $      1,000,000    $          --
  Accounts payable                                                         1,235,598            429,531
  Other current liabilities (Notes 5 and 12)                               1,864,344          1,224,444
  Unearned revenue (Note 1)                                                  660,866            461,355
                                                                    ----------------    ---------------
          Total current liabilities                                        4,760,808          2,115,330

  Long-term debt (Note 6)                                                 15,389,000         14,589,000
  Unearned revenue (Note 1)                                                  162,455            113,740
  Accrued pension expense (Note 11)                                          209,539                 --
  Other (Note 12)                                                            176,138             15,967
                                                                    ----------------    ---------------
          Total liabilities                                               20,697,940         16,834,037
                                                                    ----------------    ---------------

Commitments and contingencies (Note 7)                                          --                 --

Stockholders' equity (Note 9):
  Common stock, $.02 par value. Authorized 50,000,000 and
    10,000,000 shares; issued 4,336,744 and
    4,268,022 shares, respectively                                            86,735             85,361
  Additional paid-in capital                                              12,825,237         12,258,724
  Accumulated deficit                                                     (9,153,669)        (8,048,012)
  Accumulated other comprehensive loss (Note 11)                            (530,632)          (314,407)
                                                                    ----------------    ---------------
                                                                           3,227,671          3,981,666

  Treasury stock at cost, 67,100 shares                                     (115,457)          (115,457)
                                                                    ----------------    ---------------
          Total stockholders' equity                                       3,112,214          3,866,209
                                                                    ----------------    ---------------
          Total liabilities and stockholders' equity                $     23,810,154    $    20,700,246
                                                                    ================    ===============

See accompanying notes to consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        TEN MONTHS
                                                         YEAR ENDED        ENDED         YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    FEBRUARY 28,
                                                           2002             2001            2001
                                                        ------------    ------------    ------------
Net sales                                               $ 18,676,503    $ 10,936,112    $ 12,072,004

Cost of sales                                             11,962,104       6,934,402       8,292,850
                                                        ------------    ------------    ------------

          Gross profit                                     6,714,399       4,001,710       3,779,154


Selling expenses                                           3,151,205       1,294,991       2,011,390

Research and development expenses                            164,872         142,192         252,345

General and administrative expenses                        3,751,295       2,425,177       2,010,905

Change in control and restructuring expenses (Note 8)           --              --         1,008,081
                                                        ------------    ------------    ------------


          Operating income (loss)                           (352,973)        139,350      (1,503,567)
                                                        ------------    ------------    ------------

Other income (expense):

   Interest income                                           214,481          86,635           3,440

   Interest expense                                         (636,393)       (108,148)        (20,062)

   Other                                                    (223,478)        (44,440)         18,329
                                                        ------------    ------------    ------------

          Other (expense) income, net                       (645,390)        (65,953)          1,707
                                                        ------------    ------------    ------------

          Income (loss) before income taxes                 (998,363)         73,397      (1,501,860)

Provision for income taxes (Note 12)                         107,294           3,118           4,527
                                                        ------------    ------------    ------------

          Net income (loss)                             $ (1,105,657)   $     70,279    $ (1,506,387)
                                                        ============    ============    ============
Weighted average number of common shares used in
   computation of net income (loss) per share:

          Basic                                            4,245,711       3,860,167       2,582,615
                                                        ============    ============    ============
          Diluted                                          4,245,711       4,306,536       2,582,615
                                                        ============    ============    ============

Net income (loss) per common share:

          Basic                                         $       (.26)   $        .02    $       (.58)
                                                        ============    ============    ============
          Diluted                                       $       (.26)   $        .02    $       (.58)
                                                        ============    ============    ============

See accompanying notes to consolidated financial statements

                          LANGER, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock
                                        ---------------------
                                                                                   Additional
                                                                    Treasury         paid-in       Accumulated
                                         Shares        Amount         stock          capital         deficit
                                        ---------    ---------     -----------     ------------   ------------
Balance at March 1, 2000:               2,640,281    $  52,806     $  (136,193)    $  6,325,880   $ (3,405,904)

Net loss                                                                                            (1,506,387)

Foreign currency adjustment
Minimum pension liability
adjustment

Total comprehensive (loss)

Issuance of stock                         147,541        2,951                          222,049

Issuance of shares from
treasury                                                               100,949

Non-cash dividend                                                                     3,206,000     (3,206,000)

Treasury stock acquired                                                (80,213)
Issuance of stock options for
consulting services                                                                     245,000

Exercise of stock options                  61,200        1,224                           87,626
                                        ---------    ---------     -----------     ------------   ------------
Balance at February 28, 2001:           2,849,022       56,981        (115,457)      10,086,555     (8,118,291)

Net income for ten months
ended December 31, 2001                                                                                 70,279

Foreign currency
adjustment

Minimum pension
liability adjustment

Total comprehensive income

Issuance of stock                       1,400,000       28,000                        2,107,000

Exercise of stock options                  19,000          380                           30,183
Issuance of stock options for
consulting services                                                                       8,243

Compensation expense to
accelerate stock options                                                                 26,743
                                        ---------    ---------     -----------     ------------   ------------
Balance at December 31, 2001            4,268,022       85,361        (115,457)      12,258,724     (8,048,012)

Net loss                                                                                            (1,105,657)

Foreign currency adjustment
Minimum pension liability
adjustment

Total comprehensive (loss)

Issuance of stock to
purchase business                          64,895        1,298                          528,214

Issuance of stock and
exercise of stock options                   3,827           76                           11,729

Issuance of stock
options for consulting
services                                                                                  6,513

Compensation expense to
accelerate stock options                                                                 20,057
                                        ---------    ---------     -----------     ------------   ------------
Balance at December 31, 2002            4,336,744    $  86,735     $  (115,457)    $ 12,825,237   $ (9,153,669)
                                        =========    =========     ===========     ============   ============

                                                                  Accumulated Other
                                                               Comprehensive Income
                                                                      (Loss)
                                                          ------------------------------
                                           Foreign          Minimum                               Total
                                           currency         pension        Comprehensive      stockholders'
                                         translation       liability           income            equity
                                         -----------      -----------      ------------     --------------

Balance at March 1, 2000:                $   (47,507)     $  (252,759)                -     $    2,536,323

Net loss                                                                   $ (1,506,387)

Foreign currency adjustment                   (5,227)                            (5,227)

Minimum pension
liability adjustment                                           (4,964)           (4,964)
                                                                           ------------
Total comprehensive (loss)                                                 $ (1,516,578)        (1,516,578)
                                                                           ============
Issuance of stock                                                                                  225,000
Issuance of  shares from
treasury                                                                                           100,949

Non-cash dividend                                                                                        -
Treasury stock acquired                                                                            (80,213)

Issuance of stock options for
consulting services                                                                                245,000
Exercise of stock options                                                                           88,850
                                         -----------      -----------      ------------     --------------
Balance at February 28, 2001:                (52,734)        (257,723)                           1,599,331

Net income for ten months
ended December 31, 2001                                                    $     70,279

Foreign currency adjustment                      (53)                               (53)

Minimum pension
liability adjustment                                           (3,897)           (3,897)
                                                                           ------------
Total comprehensive income                                                 $     66,329             66,329
                                                                           ============

Issuance of stock                                                                                2,135,000

Exercise of stock options                                                                           30,563
Issuance of stock options for
consulting services                                                                                  8,243

Compensation expense to
accelerate stock options                                                                            26,743
                                         -----------      -----------      ------------     --------------
Balance at December 31, 2001                 (52,787)        (261,620)                           3,866,209

Net loss                                                                   $ (1,105,657)

Foreign currency adjustment                   26,570                             26,570

Minimum pension liability
adjustment                                                   (242,795)         (242,795)
                                                                           ------------
Total comprehensive (loss)                                                 $ (1,321,882)        (1,321,882)
                                                                           ============

Issuance of stock to
purchase business                                                                                  529,512

Issuance of stock and exercise
of  stock options                                                                                   11,805

Issuance of stock options for
consulting services                                                                                  6,513

Compensation expense to
accelerate stock options                                                                            20,057
                                         -----------      -----------                       --------------
Balance at December 31, 2002             $   (26,217)     $  (504,415)                      $    3,112,214
                                         ===========      ===========                       ==============

See accompanying notes to consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         TEN MONTHS
                                                                     YEAR ENDED             ENDED            YEAR ENDED
                                                                    DECEMBER 31,         DECEMBER 31,        FEBRUARY 28,
                                                                        2002                2001                2001
                                                                  ----------------    ----------------    ----------------
Cash Flows From Operating Activities:

Net income (loss)                                                 $     (1,105,657)   $         70,279    $     (1,506,387)

  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                          648,215             254,921             301,902
    Compensation expense for options acceleration                           20,057              26,743                --
    Provision for doubtful accounts receivable                              88,348              15,015              19,000
    Deferred income taxes                                                   79,606               7,181                 976
    Issuance of stock and stock options for consulting services             11,755               8,243             245,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (533,849)           (116,976)           (262,412)
    Inventories                                                           (519,701)           (166,021)            206,813
    Prepaid expenses and other assets                                     (389,302)           (932,588)             26,106
    Accounts payable and other current liabilities                         356,231            (168,549)            367,861
    Unearned revenue and other liabilities                                 (10,175)             28,416             (59,445)
                                                                  ----------------    ----------------    ----------------

          Net cash (used in) operating activities                       (1,354,472)           (973,336)           (660,586)
                                                                  ----------------    ----------------    ----------------

Cash Flows From Investing Activities:
  Purchase of fixed assets                                                (333,697)           (271,693)            (49,381)
  Purchase of business, net of cash acquired                            (4,703,606)               --              (145,138)
                                                                  ----------------    ----------------    ----------------
          Net cash (used in) investing activities                       (5,037,303)           (271,693)           (194,519)
                                                                  ----------------    ----------------    ----------------

Cash Flows From Financing Activities:
  Proceeds from the exercise of stock options                                6,563              30,563              88,850
  Issuance of common stock for purchase of business                           --                  --                65,139
  Proceeds from issuance of debt                                              --            14,589,000             500,000
  Payments on debt                                                            --              (581,458)            (28,750)
  Issuance of shares from option exercise                                     --             2,135,000                --
  Treasury stock (acquired) issued                                            --                  --               (80,213)
  Issuance of common stock                                                    --                  --               260,810
                                                                  ----------------    ----------------    ----------------
          Net cash provided by financing activities                          6,563          16,173,105             805,836
                                                                  ----------------    ----------------    ----------------

Net  (decrease) increase  in cash and cash equivalents                  (6,385,212)         14,928,076             (49,269)
Cash and cash equivalents at beginning of period                        15,796,922             868,846             918,115
                                                                  ----------------    ----------------    ----------------
Cash and cash equivalents at end of period                        $      9,411,710    $     15,796,922    $        868,846
                                                                  ================    ================    ================
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                                      $        636,393    $        110,548    $         17,663
                                                                  ================    ================    ================
    Income taxes                                                  $           --      $           --      $          2,348
                                                                  ================    ================    ================

See accompanying notes to consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  CHANGE IN NAME AND FISCAL YEAR END AND STATE OF INCORPORATION

          At the Company's July 17, 2001 annual meeting, the shareholders approved changing the name of the Company from The Langer Biomechanics Group, Inc. to Langer, Inc. Additionally, the stockholders approved changing the fiscal year end from February 28 to December 31 of each year. At the Company's June 27, 2002 annual meeting, the shareholders approved changing the state of incorporation from New York to Delaware.

     (B)  DESCRIPTION OF THE BUSINESS

          The Company is a leading orthotics products company specializing in the designing, manufacturing, distributing and marketing of high quality foot and gait-related biomechanical products. The Company's diversified range of products is comprised of (i) custom orthotic devices ordered by licensed medical practitioners and (ii) distribution of pre-fabricated orthopedic rehabilitation and recovery devices and related devices sold to a patient by licensed medical practitioners.

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

          Office furniture and equipment      3-10 years
          Computer equipment and software     3-5 years
          Machinery and equipment             5-10 years
          Leasehold improvements              lesser of 5 years or life of lease
          Automobiles                         3-5 years

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

     (H)  INCOME TAXES

          The Company accounts for income taxes in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

     (J)  FOREIGN CURRENCY TRANSLATION

          Assets and liabilities of the foreign subsidiary have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of accumulated other comprehensive loss in stockholders' equity.

     (K)  RECLASSIFICATIONS

          Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

     (L)  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (M)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          At December 31, 2002 and 2001 the carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity. The carrying value of long-term debt at December 31, 2002 and 2001 also approximated fair value based on borrowing rates currently available to the Company for debt with similar terms.

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

     (P)  STOCK OPTIONS

          At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                 Periods ended
                                                          ------------------------------------------------------------
                                                           December 31,           December 31,           February 28,
                                                                   2002                   2001                   2001
                                                          --------------         --------------        ---------------
          Net income (loss) - as reported                 $   (1,105,657)        $       70,279        $    (1,506,387)

          Deduct:  Total stock-based employee
                   compensation expense determined
                   under fair value basis method for
                   all awards, net of tax                        (78,695)               (67,263)              (327,545)
                                                          --------------         --------------        ---------------
          Pro forma net income (loss)                     $   (1,184,352)        $        3,016        $    (1,833,932)
                                                          ==============         ==============        ===============

          Earnings Per Share:
              Basic - as reported                         $         (.26)        $          .02        $          (.58)
                                                          ==============         ==============        ===============
              Basic - pro forma                           $         (.28)        $          .00        $          (.71)
                                                          ==============         ==============        ===============
              Diluted- as reported                        $         (.26)        $          .02        $          (.58)
                                                          ==============         ==============        ===============
              Diluted- pro forma                          $         (.28)        $          .00        $          (.71)
                                                          ==============         ==============        ===============

     (Q)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001, and all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existed accounting rules, business combinations were accounted for using one of two methods, pooling-of-interests method or the purchase method. As of January 1, 2002 the Company adopted the provisions of SFAS No. 141. Accordingly, the Company accounted for it's acquisition of Benefoot under the purchase method of accounting.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. As of January 1, 2002 the Company adopted the provisions of SFAS No. 142. Therefore, goodwill and certain identifiable intangible assets with indefinite lives have not been amortized and will be reviewed for impairment on an annual basis.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. As of January 1, 2002 the Company adopted the provisions of SFAS No. 144. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated- nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The Company does not believe that the adoption of SFAS No. 146 will have a material effect on its consolidated financial statements.

          In November 2002, the FASB issued Financial Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The Company has included the required disclosures under FIN 45 in the notes to the consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transitions and Disclosure- an amendment of FASB Statements No. 123." This amendment provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, prominent disclosures in both annual and interim financial statements are required for the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for it's stock based awards using the intrinsic value method and has disclosed the required information under SFAS No. 148 in the notes to the consolidated financial statements.

          In 2002, the Company adopted the provision of Emerging Issues Task Force ("EITF") Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the income statement classification for shipping and handling fees. In accordance with EITF 00-10, net sales and cost of sales have been increased by $407,445 and $429,852 for the ten months ended December 31, 2001 and the year ended February 28, 2001, respectively. Net sales and cost of sales have been restated from previously issued reports. The change in classification had no impact on the Company's consolidated results of operations, cash flows or financial position.

(2)  ACQUISITION

     On May 6, 2002 the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and liabilities of each of Benefoot, Inc. and Benefoot Professional Products, Inc. (jointly, "Benefoot"), pursuant to the terms of an asset purchase agreement (the "Asset Purchase Agreement"). The assets acquired include machinery and equipment, other fixed assets, inventory, receivables, contract rights, and intangible assets.

     In connection with the acquisition, the Company paid consideration of $6.1 million, of which $3.8 million was paid in cash, $1.8 million was paid through the issuance of promissory notes (the "Promissory Notes") and $.5 million was paid by issuing 61,805 shares of common stock (the "Shares"), together with certain registration rights. The Shares were valued based upon the market price of the Company's common stock two days before, two days after and on the day the acquisition was announced. $1.0 million of the Promissory Notes is due on May 6, 2003 and the balance is due on May 6, 2004. The Promissory Notes bear interest at 4%. The Company also assumed certain liabilities of Benefoot, including approximately $300,000 of long-term indebtedness. The Company also agreed to pay Benefoot up to an additional $1,000,000 upon satisfaction of certain performance targets on or prior to May 6, 2004. The Company funded the entire cash portion of the purchase price through working capital generated principally through the prior sale of the Company's 4% convertible subordinated notes due August 31, 2006.

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

     The following table sets forth the components of the estimated purchase price:

         Cash consideration                          $ 3,800,351
         Benefoot long-term debt paid at closing         307,211
                                                     -----------

             Total cash paid at closing                              $ 4,107,562


         Promissory note issued                                        1,800,000
         Common stock issued                                             529,512
         Transaction costs                                               821,997
                                                                     -----------
                                Total purchase price                 $ 7,259,071
                                                                     ===========

     The following table provides the allocation of the purchase price:


         Assets:       Cash and cash equivalents                     $   225,953
                       Accounts receivables                              806,370
                       Inventories                                       660,559
                       Prepaid expenses and other                         76,973
                       Property and equipment                            223,398
                       Goodwill                                        3,186,386
                       Identified intangible assets                    3,430,000
                       Other assets                                        6,162
                                                                     -----------
                                                                       8,615,801
                                                                     -----------
         Liabilities:  Accounts payable                                  647,873
                       Accrued liabilities                               389,400
                       Unearned revenue                                  210,355
                       Long term debt & other liabilities                109,102
                                                                     -----------
                                                                       1,356,730
                                                                     -----------

                           Total purchase price                      $ 7,259,071
                                                                     ===========

     In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill and intangible assets with indefinite lives (trade names with an estimated fair value of $1,600,000) recorded in this acquisition.

     Identifiable intangible assets consisted of:

                                                                    Amortization expense
                                      Amortization                    for  year ended             Net Carrying
         Assets                          Period         Value        December 31, 2002                 Value
         ------                          ------         -----        -----------------                 -----
         Trade names                   indefinite    $ 1,600,000                 -               $  1,600,000
         Non-competition agreements    7 years           230,000            21,483                    208,517
         License agreements
           and related technology      11 years        1,600,000            95,104                  1,504,896
                                                     -----------        ----------               ------------
                                                     $ 3,430,000        $  116,587               $  3,313,413
                                                     ===========        ==========               ============

     Pro forma information presented as if the acquisition had occurred on January 1, 2002 and March 1, 2001, respectively is:

                                                       2002          2001
                                                       ----          ----
          Net sales                               $ 21,177,198   $17,324,253
          Income (loss) before taxes              $   (900,413)  $   342,236

     Effective April 5, 2000, the Company purchased the remaining 25% interest, which it did not previously own, in its Langer Biomechanics Group (UK) Limited subsidiary for $80,000 cash and the issuance of 40,000 shares of common stock from treasury. Such shares were valued at $65,139, representing the market value of the Company's common stock at the date of the transaction. The transaction was accounted for as a purchase and the excess cost over the fair value of net assets acquired (including legal and accounting fees) was being amortized on a straight-line basis over a ten-year period. Amortization expense for the ten months ended December 31, 2001 was $23,438 and for the year ended February 28, 2001 was $7,300.

(3)  INVENTORIES, NET

     Inventories, net consisted of the following:

                                                              DECEMBER 31,
                                                      --------------------------
                                                         2002            2001
                                                      -----------    -----------
        Raw materials                                 $ 1,224,136    $   994,186
        Work-in-process                                   180,135        105,453
        Finished goods                                  1,169,287        255,418
                                                      -----------    -----------
                                                        2,573,558      1,355,057

        Less:  allowance for excess and obsolescence      220,405        213,906
                                                      -----------    -----------

                                                      $ 2,353,153    $ 1,141,151
                                                      ===========    ===========


(4)  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, is comprised of the following:

                                                              DECEMBER 31,
                                                      --------------------------
                                                         2002            2001
                                                      -----------    -----------
        Office furniture and equipment                $   537,238    $ 1,572,383
        Computer equipment and software                 1,012,259        751,972
        Machinery and equipment                           533,124      1,082,297
        Leasehold improvements                            504,394        587,411
        Automobiles                                           173         39,966
                                                      -----------    -----------
                                                        2,587,188      4,034,029

                Less: accumulated depreciation          1,643,295      3,332,033
                                                      -----------    -----------

                                                      $   943,893    $   701,996
                                                      ===========    ===========

     Depreciation and amortization expense, relating to property and equipment, was $338,524 for the year ended December 31, 2002, $254,921 for the ten months ended December 31, 2001, and $301,902 for the year ended February 28, 2001.

(5)  OTHER CURRENT LIABILITIES


     Other current liabilities consisted of the following:

                                                              DECEMBER 31,
                                                      --------------------------
                                                         2002            2001
                                                      -----------    -----------
         Accrued payroll and related payroll taxes    $   705,376    $   495,216
         Sales credits payable                            185,118        110,683
         Accrued professional fees                        148,250        267,651
         Accrued health and welfare                       170,000         51,570
         Other                                            655,600        299,324
                                                      -----------    -----------
                                                      $ 1,864,344    $ 1,224,444
                                                      ===========    ===========

(6)  LONG -TERM DEBT

     On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to Call any of the Notes, the holders of the Notes may elect to convert the Notes for the Company's common stock. Interest is payable semi-annually on the last day of June and December. Interest expense for the year ended December 31, 2002 was $583,560 and for the ten months ended December 31, 2001 was $97,260.

     The Company received net proceeds of $13,668,067 from the offering of the Notes. The cost of raising these proceeds including placement and legal fees was $920,933, and is being amortized over the life of the Notes. The amortization of these costs for the year ended December 31, 2002 was $193,105 and for the ten months ended December 31, 2001 was $30,698.

     The Company issued $1,800,000 in 4% Promissory Notes in connection with the acquisition of Benefoot. $1,000,000 of the notes is due on May 6, 2003 and the balance is due on May 6, 2004. Interest expense from the date of acquisition was $47,200.

(7)  COMMITMENTS AND CONTINGENCIES

     (A)  LEASES

          Certain of the Company's facilities and equipment are leased under noncancellable operating leases. Rental expense amounted to $500,558 for the year ended December 31, 2002, $405,117 for the ten months ended December 31, 2001 and $496,401 and for the year ended February 28, 2001.

          Future minimum rental payments required under current operating leases are:

                   2003                             $  505,000
                   2004                             $  473,000
                   2005                             $  200,000
                   2006 and thereafter              $   10,000

     (B)  ROYALTIES

          The Company has entered into several agreements with licensors, consultants and suppliers, which require the Company to pay royalty fees relating to the sale of certain products. Royalties in the aggregate under these agreements totaled $43,865 for the year ended December 31, 2002, $51,532 for the ten months ended December 31, 2001, and $79,138 for the fiscal year ended February 28, 2001.

(8)  CHANGE IN CONTROL AND RESTRUCTURING EXPENSES

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

     In connection with the Tender and the resultant change in control, the Company recorded expenses of approximately $1,008,000 for the year ended February 28, 2001, which included legal fees of $263,000, valuation and consultant fees of $95,000, severance and related expenses for terminated employees and executives of approximately $236,000, and other costs directly attributable to the change in control of approximately $169,000. As part of the change in control, a consulting firm which is owned by the sole manager and voting member of Langer Partners LLC, a principal shareholder of the Company, was granted 100,000 fully vested stock options with an exercise price of $1.525 per share. Accordingly, the Company immediately recognized the fair value of the options of $245,000 as consulting fees, associated with these options. Additionally, the Company entered into a consulting agreement with this consulting firm, whereby the consulting firm would receive an annual fee of $100,000 for three years for services provided.

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

(9) STOCK OPTIONS

     The Company maintained a stock option plan for employees, officers, directors, consultants and advisors of the Company covering 550,000 shares of common stock (the "1992 Plan"). Options granted under the 1992 Plan are exercisable for a period of either five or ten years at an exercise price at least equal to 100 percent of the fair market value of the Company's common stock at the date of grant. Options become exercisable under various cumulative increments over a ten year period from date of grant. The Board of Directors has the discretion as to the persons to be granted options as well as the number of shares and terms of the option agreements. The expiration date of the plan is July 26, 2002. At the Company's July 17, 2001 annual meeting, the shareholders approved and adopted a new stock incentive plan for a maximum of 1,500,000 shares of common stock (the "2001 Plan"). In December 2000, 175,000 incentive stock options were granted to Andrew H. Meyers under the 1992 Plan and 80,000 incentive options were granted to Steven Goldstein under the 1992 Plan.

     The Company has also granted non-qualified stock options. These options are generally exercisable for a period of five or ten years and are issued at a price equal to or lower than the fair market value of the Company's common stock at the date of grant. On February 13, 2001, the Company granted 30,000 non-qualified stock options, at an exercise price of $1.525 per share, to each of the Company's four outside directors under the 2001 Plan and 100,000 options to a consulting firm, which is owned by the sole manager and voting member of Langer Partners LLC, a principal shareholder of the Company (see Note 8).

     Options granted under both the 1992 Plan and the 2001 Plan do not include the 1,400,000 Options granted pursuant to the Tender Offer Agreement in connection with the change in control (see Note 8).

     During the ten-month period ended December 31, 2001, the Company granted 10,000 stock options pursuant to a consulting agreement with an outside consultant. These options are exercisable for a period of ten years from the date of grant, at an exercise price of $5.34. 2,000 of these options vested immediately and the remaining 8,000 options vest 2,000 shares annually on October 1, 2002 through October 1, 2005. In connection with these options, the Company recognized consulting expense of $6,513 and $8,243 in the year ended December 31, 2002 and the ten-month period ended December 31, 2001, respectively.

     In connection with a separation agreement with a former employee, the Company agreed to accelerate the vesting of 12,000 options at the date of separation in exchange for transitional consulting assistance. As a result, the Company recognized an expense of $20,057 and $26,743 for these options for the year ended December 31, 2002 and the ten-month period ended December 31, 2001, respectively.

     The following is a summary of activity related to the Company's qualified and non-qualified stock options:

                                                                         EXERCISE PRICE        WEIGHTED AVERAGE
                                                      NUMBER OF          RANGE PER SHARE        EXERCISE PRICE
                                                        SHARES                                    PER SHARE
                                                    ---------------     ------------------    -------------------
      Outstanding at March 1, 2000                        371,000          $    1.13-2.19          $    1.36
      Granted                                             480,000              1.525-1.69               1.53
      Exercised                                           (86,200)              1.13-2.00               1.36
      Cancelled                                          (247,800)              1.13-2.00               1.35
                                                    ---------------     ------------------    -------------------
      Outstanding at February 28, 2001                    517,000               1.50-2.19               1.54
      Granted                                              85,000               5.34-6.50               6.36
      Exercised                                           (19,000)              1.50-2.19               1.61
      Cancelled                                                 -                    -                     -
                                                    ---------------     ------------------    -------------------
      Outstanding at December 31, 2001                    583,000               1.53-6.50               2.24
      Granted                                             154,000               8.07-8.15               8.07
      Exercised                                            (3,000)                   2.19               2.19
      Cancelled                                          (125,000)              1.56-8.07               6.11
                                                    ---------------     ------------------    -------------------
      Outstanding at December 31, 2002                    609,000          $    1.53-8.15          $    2.92
                                                    ===============     ==================    ===================

                                        Options Outstanding            Options Exercisable
                                    ----------------------------    ----------------------
                                    Weighted Avg.      Weighted                   Weighted
                                      Remaining         Average                    Average
   Range of               Number     Contractual       Exercise       Number      Exercise
Exercise Prices        Outstanding    Life (yrs)         Price      Exercisable     Price
---------------        -----------  -------------      --------     -----------   ---------
   $ 1.53                475,000          8.13           $1.53        390,001       $1.53
   $ 5.34                 10,000          8.75           $5.34          4,000       $5.34
$8.07 - $8.15            124,000          9.30           $8.07           --          --
                         -------                                      -------
                         609,000                                      394,001
                         =======                                      =======

     At December 31, 2002, 170,001 options were exercisable, 84,999 options were unexercisable and no options were available for issuance under the 1992 Plan. At December 31, 2002, 224,000 options were exercisable, 130,000 options were unexercisable and 1,145,213 options were available for future grants under the 2001 Plan. The options outstanding at December 31, 2002 under both the 1992 Plan and the 2001 Plan had remaining lives ranging from less than one year to more than nine years, with a weighted-average life of
     8.32 years.

     At December 31, 2002, there were 1,499,213 and 255,000 shares of common stock reserved for issuance under the 2001 Plan and 1992 Plan, respectively.

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


     SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1997. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility of 52%, 67.9% and 64.1%, and risk free interest rates of 4.64%, 5.00% and 6.73% for the year ended December 31, 2002, for the ten-month period ended December 31, 2001 and the year ended February 28, 2001, respectively, and no dividends during the expected term. The Company's calculations are on a multiple option valuation approach and forfeitures are recognized as they occur.

(10) SEGMENT INFORMATION

     In the year ended December 31, 2002, the Company operated in two segments (custom orthotics and distributed products) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the year ended December 31, 2002 is summarized as follows:

                                                                     DISTRIBUTED
     YEAR ENDED DECEMBER 31, 2002               CUSTOM ORTHOTICS         PRODUCTS             TOTAL
     ----------------------------               ----------------  ---------------   ---------------
     Net sales                                      $ 14,668,572      $ 4,007,931      $ 18,676,503

     Operating profit (loss)                            (993,188)         640,215          (352,973)

     Depreciation and amortization                       639,072            9,143           648,215

     Total assets                                     22,228,457        1,581,697        23,810,154

     Capital expenditures                                327,120            6,577           333,697

     The company operated in one segment (custom orthotics) in the ten months ended December 31, 2001 and the year ended February 28, 2001 since the distributed products segment established in the year ended December 31, 2002 had not been considered significant. Net sales for custom orthotics were $9,857,296 and net sales for distributed products were $1,078,816 for the ten months ended December 31, 2001. Net sales for custom orthotics were $10,335,852 and net sales for distributed products were $1,736,152 for the year ended February 28, 2001. Information regarding operating profit, depreciation and amortization, total assets or capital expenditures for the ten months ended December 31, 2001 or the year ended February 28, 2001 is not available.


     Geographical segment information is summarized as follows:

                                                        NORTH           UNITED         CONSOLIDATED
                                                       AMERICA          KINGDOM            TOTAL
     YEAR ENDED DECEMBER 31, 2002
     -----------------------------------------------------------------------------------------------
     Net sales from external customers              $ 16,560,280      $ 2,116,223      $ 18,676,503
     Intersegment net sales                              305,798                -           305,798
     Gross margins                                     5,735,147          979,252         6,714,399
     Operating (loss) profit                            (739,606)         386,633          (352,973)
     Depreciation and amortization                       598,002           50,213           648,215
     Total assets                                     22,850,246          959,908        23,810,154
     Capital expenditures                                266,755           66,942           333,697

     TEN MONTHS ENDED DECEMBER 31, 2001
     -----------------------------------------------------------------------------------------------
     Net sales from external customers               $ 9,359,893      $ 1,576,219      $ 10,936,112
     Intersegment net sales                              203,933          -                 203,933
     Gross margins                                     3,309,404          692,306         4,001,710
     Operating (loss) profit                            (150,262)         289,612           139,350
     Depreciation and amortization                       218,861           26,060           254,921
     Total assets                                     19,965,627          734,619        20,700,246
     Capital expenditures                                180,506           91,187           271,693

     YEAR ENDED FEBRUARY 28, 2001
     -----------------------------------------------------------------------------------------------
     Net sales from external customers              $ 10,466,090      $ 1,605,914      $ 12,072,004
     Intersegment net sales                              248,390                -           248,390
     Gross margin                                      3,121,133          658,021         3,779,154
     Operating (loss) profit                          (1,587,547)          83,980        (1,503,567)
     Depreciation and amortization                       252,520           49,382           301,902
     Total assets                                      3,855,618          698,601         4,554,219
     Capital expenditures                                 38,465           10,916            49,381


     Export sales from the Company's United States operations accounted for approximately 21 percent, 22 percent and 25 percent of net sales for the year ended December 31, 2002, for the ten month period ended December 31, 2001, and for the year ended February 28, 2001, respectively.

(11) PENSION PLAN AND 401(K) PLAN

     The Company maintained a non-contributory defined benefit pension plan covering substantially all employees. In 1986, the Company adopted an amendment to the plan under which future benefit accruals to the plan ceased (freezing the maximum benefits available to employees as of July 30, 1986), other than those required by law. Previously accrued benefits remain in effect and continue to vest under the original terms of the plan.

     The following table sets forth the Company's defined benefit plan status at December 31, 2002 and December 31, 2001, determined by the plan's actuary in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions", as amended by SFAS No. 132:

                                                                                  DECEMBER 31,
                                                                     ---------------------------------------
                                                                            2002                  2001
                                                                     -----------------     -----------------
      Projected benefit obligation                                   $       (672,483)     $        (482,554)
      Plan assets at fair market value                                        462,944                510,728
                                                                     -----------------     -----------------

      Projected plan assets in excess of benefit obligation                  (209,539)                28,174

      Unrecognized transition liability                                       120,111                127,902
      Unrecognized net loss                                                   504,415                261,620
      Minimum additional liability                                                  -                      -
                                                                     -----------------     -----------------
      Accrued pension (liability) cost                               $        414,987      $         417,696
                                                                     =================     =================

      Change in projected benefit obligation:

      Projected benefit obligation, beginning of year                $        (482,554)    $        (455,334)
      Interest cost                                                            (42,030)              (28,458)
      Benefits paid                                                              2,577                 1,774
      Actuarial loss                                                          (150,476)                 (536)
                                                                     -----------------     -----------------
      Projected benefit obligation, end of year                      $         672,483     $        (482,554)
                                                                     =================     =================

      Change in plan assets:

      Fair value of plan assets, beginning of year                   $         510,728     $         442,216
      Actual return on plan assets                                             (66,207)               17,555
      Employer contribution                                                     21,000                52,731
      Benefits paid                                                             (2,577)               (1,774)
                                                                     -----------------     -----------------


      Fair value of plan assets, end of year                         $         462,944     $         510,728
                                                                     =================     =================

     Net periodic pension expense is comprised of the following components:

                                                                                     TEN MONTHS
                                                               YEAR ENDED               ENDED            YEAR ENDED
                                                              DEC. 31, 2002        DEC. 31, 2001       FEB. 28, 2001
                                                            ------------------   -------------------   ---------------
     Interest cost on projected benefit obligations            $  42,030              $   28,458        $   32,918
     Expected return on plan assets                              (38,995)                (35,077)          (29,426)
     Amortization of unrecognized transition liability              7,791                  7,791             7,791
     Recognized actuarial loss                                     12,883                 14,161            13,517
                                                            ------------------   -------------------   ---------------
     Net periodic pension expense                              $   23,709             $   15,333        $   24,800
                                                            ==================   ===================   ===============

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.40% and 7.50% at December 31, 2002 and 2001, respectively. The rate of return on plan assets was assumed to be 7.50% at December 31, 2002 and 2001, respectively. No assumed increase in compensation levels was used since future benefit accruals have ceased (as discussed above). The unrecognized transition liability and unrecognized net loss are being amortized over 30.4 and 18.2 years, respectively.

     As required by Statement of Financial Accounting Standards No. 87, the Company recorded a pension liability of $209,539 at December 31, 2002 (included in Accrued Pension Expense) to reflect the excess of accumulated benefits over the fair value of pension plan assets. Since the required additional pension liability is in excess of the unrecognized prior service cost (unrecognized transition liability), an amount equal to the unrecognized prior service cost has been recognized as an intangible asset ($120,111 and $156,076 included in "Other assets" as of December 31, 2002 and 2001, respectively). The remaining liability required to be recognized is reported as a separate component of stockholders' equity.

     The Company has a defined contribution retirement and savings plan (the "401(k) Plan") designed to qualify under Section 401(k) of the Internal Revenue Code (the "Code"). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l (k) Plan are invested in stock, bond and money market mutual funds. For the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended February 28, 2001, the Company made contributions totaling $42,288, $26,530 and $34,683, respectively, to the 401(k) Plan.

(12)  INCOME TAXES

     The provision for (benefit from) income taxes is comprised of the following:

                                        YEAR ENDED                                         YEAR ENDED
                                       DECEMBER 31,             TEN MONTHS ENDED          FEBRUARY 28,
                                           2002                DECEMBER 31, 2001              2001
                                     ------------------        -------------------     -------------------
      Current:
           Federal                       $       -                $       -                $       -
           State                                 -                   (7,565)                    5,000
           Foreign                          27,688                    3,456                    (1,774)
                                     ------------------        -------------------     -------------------
                                            27,688                   (4,109)                    3,226
      Deferred:
           Federal                          72,000                        -                         -
           State                            10,000                        -                         -
           Foreign                          (2,394)                   7,227                     1,301
                                     ------------------        -------------------     -------------------
                                            79,606                    7,227                     1,301
                                     ------------------        -------------------     -------------------
                                         $ 107,294                $   3,118                $    4,527
                                     ==================        ===================     ===================

     As of December 31, 2002, the Company has net Federal tax operating loss carryforwards of approximately $4,607,000 which may be applied against future taxable income and expire from 2003 through 2014. The Company also has available tax credit carryforwards of approximately $141,000.

     The net deferred tax liability is included in other liabilities on the accompanying balance sheet.

     The following is a summary of deferred tax assets and liabilities:

                                                        DECEMBER 31,
                                            ----------------------------------
                                                 2002              2001
                                            --------------    ----------------
     Current deferred tax assets            $      507,219    $        196,481
                                            --------------    ----------------

     Non-current:
     Deferred tax assets                         1,901,022           1,374,280
     Deferred tax liabilities                      (95,573)            (15,967)
                                            --------------    ----------------
     Non-current deferred tax assets, net        1,805,449           1,358,313
                                            --------------    ----------------

                                            --------------    ----------------
     Net deferred tax assets                     2,312,668           1,554,794
     Valuation allowance                        (2,408,241)         (1,570,761)
                                            --------------    ----------------
     Net deferred tax liabilities          $      (95,573)   $        (15,967)
                                            ==============    ================


     The current deferred tax assets primarily relate to inventory and accounts receivable and other reserves, unicap adjustment, stock options, and accrued vacation. The non-current deferred tax assets are primarily composed of Federal net operating loss carryforwards and book to tax differences in fixed assets. The non-current deferred tax liabilities are primarily composed of a U.S. component related to the basis difference in acquired intangibles and a foreign component related to excess tax depreciation over book depreciation. Future utilization of these net operating loss carry-forwards will be limited under existing tax law due to the change in control of the Company (Note 8).

     Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS No. 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $82,000 during the year ended December 31, 2002 which would have been required prior to the adoption of SFAS 142.

     The following is a summary of the domestic and foreign components of income
     (loss) before taxes:

                             YEAR ENDED            TEN MONTHS ENDED            YEAR ENDED
                          DECEMBER 31,2002        DECEMBER 31, 2001        FEBRUARY 28, 2001
                          ----------------        -----------------        -----------------
     Domestic             $     (1,113,923)       $          48,615        $      (1,466,510)
     Foreign                       115,560                   24,782                  (35,350)
                          ----------------        -----------------        -----------------
                          $       (998,363)       $          73,397        $      (1,501,860)
                          ================        =================        =================

     The Company's effective provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:


                                                  YEAR ENDED              TEN MONTHS ENDED                     YEAR ENDED
                                            DECEMBER 31, 2002            DECEMBER 31, 2001               FEBRUARY 28, 2001
                                        ------------------------   --------------------------    -------------------------
                                           AMOUNT          %          AMOUNT               %        AMOUNT           %
                                        -------------      ---     ------------           ---    -----------        ---
     Provision at Federal
       statutory rate                   $    (339,443)   (34.0)    $     24,789          33.8    $  (510,633)     (34.0)
     Other (Permanent items)                  (23,576)    (2.4)
     Increase (decrease) in taxes
       resulting from:
          State income taxes, net of
          Federal benefit                       6,600      0.7           (4,993)         (6.8)         3,300        0.2
     Foreign taxes                             25,294      2.5            2,891           3.9         11,546        0.8

     (Use) creation of net operating
        Loss and credit carryforwards        (140,761)   (14.1)         (19,569)        (26.7)       500,314       33.3
        Change in tax rate                   (258,300)   (25.9)               -             -              -          -
        Change in valuation allowance         837,480     83.9                -             -              -          -
                                        -------------      ---     ------------           ---    -----------        ---
     Effective tax rate                 $     107,294     10.7     $      3,118           4.2    $     4,527        0.3
                                        =============     ====     ============           ===    ===========        ===

(13)  RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

     Basic earnings per common share ("EPS") are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. There are no potential dilutive shares included for the years ended December 31, 2002 and February 28, 2001, as their effect would have been anti dilutive. The impact of the Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the ten months ended December 31, 2001. The following table provides a reconciliation between basic and diluted earnings per share:

                                               YEAR ENDED                         TEN MONTHS ENDED
                                           DECEMBER 31, 2001                      DECEMBER 31, 2001
                                   -------------------------------------     --------------------------------
                                                                  PER                                   PER
                                      INCOME         SHARES      SHARE        INCOME       SHARES      SHARE
                                   -----------      ---------    ------      --------     ---------    ------
Basic EPS
  Income (loss) available
  to common stockholders           $(1,105,657)     4,245,711    $ (.26)     $ 70,279     3,860,167     $ .02

Effect of Dilutive
Securities
  Stock options                              -              -         -             -       446,369         -
                                   -----------      ---------    ------      --------     ---------    ------

Diluted EPS
  Income (loss) available
  to common stockholders
  plus exercise of
  stock options                    $(1,105,657)     4,245,711    $ (.26)     $ 70,279     4,306,536    $  .02
                                   ===========      =========    ======      ========     =========    ======

                                              YEAR ENDED
                                           FEBRUARY 28, 2001
                                  ------------------------------------
                                                                PER
                                    INCOME         SHARES      SHARE
                                  -----------     ---------    -------
Basic EPS
  Income (loss) available
  to common stockholders
                                  $(1,506,387)    2,582,615     $(.58)
Effect of Dilutive
Securities
  Stock options                        -             -           -
                                  -----------     ---------    -------

Diluted EPS
  Income (loss) available
  to common stockholders
  plus exercise of
  stock options                   $(1,506,387)    2,582,615    $  (.58)
                                  ===========     =========    =======

(14) SUBSEQUENT EVENT

     On January 13, 2003, the Company, through a wholly owned subsidiary, acquired all of the issued and outstanding stock of Bi-Op Laboratories, Inc. ("Bi-Op") pursuant to the terms of a Stock Purchase Agreement, dated as of January 13, 2003 (the "Stock Purchase Agreement").

     In connection with the acquisition, the Company paid consideration in Canadian dollars, determined through arms-length negotiation of the parties. When converted to U.S. dollars the total purchase price approximated $1.6 million of which $1.2 million was paid in cash and $.4 million was paid by issuing 107,611 shares of the Company's common stock. $250,000 CDN of the cash portion of the consideration was deposited in escrow until final determination of the closing date balance sheet of Bi-Op as set forth in the Stock Purchase Agreement. The purchase price will be reduced dollar for dollar to the extent that the net assets of Bi-Op as of December 31, 2002 were less than $1,000,000 CDN. Conversely, the purchase price will be increased dollar for dollar to the extent that the net assets of Bi-Op as of the closing date exceeded $1,000,000 CDN. We funded the entire cash portion of the purchase price through working capital.

     In connection with the Stock Purchase Agreement, we entered into an employment agreement with Raynald Henry, Bi-Op's principal owner, having a term of three years and providing for an annual base salary of $75,000 CDN and benefits, including certain severance payments.

                          LANGER, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

                                            ALLOWANCE FOR                                            VALUATION
                             SALES            DOUBTFUL                                             ALLOWANCE FOR
                          RETURNS AND         ACCOUNTS           WARRANTY         INVENTORY        DEFERRED TAX
                          ALLOWANCES         RECEIVABLE          RESERVE           RESERVE            ASSETS
                         --------------    ----------------    -------------    --------------    ----------------
At March 1, 2000         $       46,058    $         62,653    $      46,797    $       55,730      $    1,242,659

           Additions                  -              19,000               21           137,593             396,321
           Deletions             17,259              23,833                -                 -                  -
                         --------------    ----------------    -------------    --------------    ----------------

At February 28, 2001             28,799              57,820           46,818           193,323           1,638,980

           Additions                245              15,015                -            80,408                   -
           Deletions              8,100              29,566            6,476            59,825              68,219
                         --------------    ----------------    -------------    --------------    ----------------

At December 31, 2001             20,944              43,269           40,342           213,906           1,570,761

            Acquired                  -                   -           80,000                 -                   -
           Additions              7,056              88,348                -            14,017             837,480
           Deletions                  -               6,682           50,342             7,518                   -
                         --------------    ----------------    -------------    --------------    ----------------
At December 31, 2002     $       28,000    $        124,935    $      70,000    $      220,405    $      2,408,241
                         ==============    ================    =============    ==============    ================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

Not applicable.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

The information required by Item 10, appearing under the caption "Directors and Executive Officers of the Company" of the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by Item 11 appearing under the caption "Executive Compensation" of the Company's proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required by Item 12 appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by Item 13 appearing under the caption "Certain Relationships and Related Transactions" of the Company's proxy statement for the 2003 Annual Meeting of the Stockholders is incorporated herein by reference.

                                     PART IV
                                     -------


ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and the Principal Financial Officer, of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on this evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. The Principal Executive Officer and the Principal Financial Officer also concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company's systems evolve with its business.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

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

     3.1 Agreement and Plan of Merger dated as of May 15, 2002, between Langer, Inc., a New York corporation, and Langer, Inc., a Delaware corporation (the surviving corporation), incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders held on June 27, 2002, filed with the Securities and Exchange Commission on May 31, 2002.

     3.2 Certificate of Incorporation of the Company, incorporated herein by reference to Appendix B of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders held on June 27, 2002, filed with the Securities and Exchange Commission on May 31, 2002.

     3.3 By-laws of the Company, incorporated herein by reference to Appendix C of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders held on June 27, 2002, filed with the Securities and Exchange Commission on May 31, 2002.

     4.1 Specimen of Common Stock Certificate incorporated by reference to the Company's Registration Statement of Form S-1 (No. 2-87183), which became effective with the Securities and Exchange Commission on January 17, 1984.

     4.2 Form of Convertible Note Purchase Agreement, dated as of October 31, 2001, incorporated herein by reference to
                    Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on November 13, 2001.

     4.3 Form of Convertible Note, dated as of October 31, 2001, incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Commission on November 13, 2001.

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

     10.12 Registration Rights Agreement between the Company and Kanders & Company, Inc., dated February 13, 2001 (the form of which was filed as Exhibit (d) (1) (I) to the Schedule TO and is incorporated herein by reference).

     10.13 Indemnification Agreement between the Company and Kanders & Company, Inc., dated February 13, 2001 (the form of which was filed as Exhibit (d) (1) (J) to the Schedule TO and is incorporated herein by reference).

     10.14 Letter Agreement among the Company, OrthoStrategies, OrthoStrategies Acquisition Corp, Steven V. Ardia, Thomas I. Altholz, Justin Wernick, and Kenneth Granat, dated December 28, 2000 (filed as Exhibit (d)(1)(K) to the Schedule TO and incorporated herein by reference).

     10.15* Letter Agreement between the Company and Daniel Gorney, dated as of December 28, 2000 (filed as Exhibit (d) (1) (O) to the Schedule TO and incorporated herein by reference).

     10.16* Letter Agreement between the Company and Thomas Archbold, dated as of December 28, 2000 (filed as Exhibit (d) (1) (P) to the Schedule TO and incorporated herein by reference).

     10.17* Letter Agreement between the Company and Ronald J. Spinilli, dated as of December 28, 2000 (filed as Exhibit (d) (1) (Q) to the Schedule TO and incorporated herein by reference).

     10.18* The Company's 2001 Stock Incentive Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001,
                    Exhibit 10.18.

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

     10.24 Copy of Lease related to the Company's Deer Park facilities incorporated by reference to the Company's Annual Report on Form 10-K filed on May 29, 2000.

     10.25 Asset Purchase Agreement, dated May 6, 2002, by and among the Company, GoodFoot Acquisition Co., Benefoot, Inc., Benefoot Professional Products, Inc., Jason Kraus, and Paul Langer, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on May 13, 2002.

     10.26 Registration Rights Agreement, dated May 6, 2002, among Langer, Inc., Benefoot, Inc., Benefoot Professional Products, Inc., and Dr. Sheldon Langer, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 13, 2002.

     10.27 Promissory Note, dated May 6, 2002, made by the Company in favor of Benefoot, Inc., incorporated herein by reference to
                    Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on May 13, 2002.

     10.28 Promissory Note, dated May 6, 2002, made by Langer, Inc. in favor of Benefoot Professional Products, Inc., incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on May 13, 2002.

     10.29 Stock Purchase Agreement, dated January 13, 2003, by and among the Company, Langer Canada Inc., Raynald Henry, Micheline Gadoury, 9117-3419 Quebec Inc., Bi-Op Laboratories Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 13, 2003.

     10.30*         Employment Agreement between the Company and Ronald E.
                    Buron, dated as of December 3, 2001, incorporated herein by reference to Amendment No. 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed April 30, 2002, Exhibit 10.26.

     10.31*         Employment Agreement between the Company and Anthony J.
                    Puglisi, dated as of April 15, 2002, incorporated herein by reference to Amendment No. 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed April 30, 2002, Exhibit 10.27.

     10.32* Option Agreement between the Company and Anthony J. Puglisi, dated as of April 15, 2002, incorporated herein by reference to Amendment No. 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed April 30, 2002, Exhibit 10.28.

     21.1           List of subsidiaries.

     23.1           Consent of accountants

     99.1           Certification Pursuant to 18 U.S.C. Section 1350.


*   This exhibit represents a management contract or a compensatory plan.


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed in the fourth quarter of the year covered by this Annual Report on Form 10-K.

                                   SIGNATURES


     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LANGER, INC.



Date:    March 31, 2003                        By: /s/ Andrew H. Meyers
                                                  ------------------------------
                                                  Andrew H. Meyers
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



                                               By: /s/ Anthony J. Puglisi
                                                  ------------------------------
                                                  Anthony J. Puglisi
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  March 31, 2003                               By: /s/ Burtt Ehrlich
                                                       -------------------------
                                                       Burtt Ehrlich
                                                       Director



Date:  March 31, 2003                               By: /s/ Jonathan Foster
                                                       -------------------------
                                                       Jonathan Foster
                                                       Director


Date:  March 31, 2003                               By: /s/ Arthur Goldstein
                                                       -------------------------
                                                       Arthur Goldstein
                                                       Director


Date:  March 31, 2003                               By: /s/ Greg Nelson
                                                       -------------------------
                                                       Greg Nelson
                                                       Director

Date:  March 31, 2003                               By: /s/ Thomas Strauss
                                                       -------------------------
                                                       Thomas Strauss
                                                       Director

                                 CERTIFICATIONS

I, Andrew H. Meyers, certify that:

1.   I have reviewed this annual report on Form 10-K of Langer, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

/s/ Andrew H. Meyers
---------------------
Andrew H. Meyers
President and
Chief Executive Officer

                                 CERTIFICATIONS

I,  Anthony J. Puglisi, certify that:

1.   I have reviewed this annual report on Form 10-K of Langer, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

/s/ Anthony J. Puglisi
----------------------
Anthony J. Puglisi
Vice President and
Chief Financial Officer