Form 10-Q
period 2003-03-31
LANGER INC
filed 2003-05-15
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                        --------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                           Commission File No. 0-12991
                                               -------

                                  LANGER, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                               11-2239561
----------------------------                              ----------------------
(State or other jurisdiction                              (I.R.S. employer iden-
     of incorporation or                                     tification number)
       organization)


                450 COMMACK ROAD, DEER PARK, NEW YORK 11729-4510
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


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

YES    X      NO
    -------      -------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES           NO    X
    -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.02 - 4,444,355 shares as of May 12, 2003.

                                      INDEX

LANGER, INC. AND SUBSIDIARIES


                                                                                    PAGE
                                                                                    ----
PART I.    FINANCIAL INFORMATION



Item 1.    Financial Statements


           Unaudited Consolidated Balance Sheets                                      3

           Unaudited Consolidated Statements of Operations                            4

           Unaudited Consolidated Statements of Stockholders' Equity                  5

           Unaudited Consolidated Statement of Cash Flows                             6

           Notes to Unaudited Consolidated Financial Statements                      7-15


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                             16-19


Item 3.    Quantitative and Qualitative Disclosures about Market Risk                20


Item 4.    Controls and Procedures                                                   21



PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                          22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  LANGER, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,2003            DECEMBER 31, 2002
                                                                      ------------------        -------------------
                                                                         (UNAUDITED)
    ASSETS
Current assets:
   Cash and cash equivalents                                            $   7,698,975             $    9,411,710
   Accounts receivable, net of allowance for doubtful
   accounts of $140,200 and $124,935, respectively                          3,138,220                  2,937,340
   Inventories, net                                                         2,603,422                  2,353,153
   Prepaid expenses and other                                                 757,478                    627,154
                                                                      ------------------        -------------------
     Total current assets                                                  14,198,095                 15,329,357

Property and equipment, net                                                 1,439,026                    943,893
Identifiable intangible assets, net                                         4,150,086                  3,313,413
Goodwill                                                                    3,702,211                  3,186,386
Other assets                                                                  991,054                  1,037,105
                                                                      ------------------        -------------------
     Total assets                                                       $  24,480,472             $   23,810,154
                                                                      ==================        ===================
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                 $   1,000,000             $    1,000,000
   Accounts payable                                                         1,206,789                  1,235,598
   Other current liabilities                                                2,097,426                  1,864,344
   Unearned revenue                                                           656,887                    660,866
                                                                      ------------------        -------------------
     Total current liabilities                                              4,961,102                  4,760,808

Long-term debt                                                             15,389,000                 15,389,000
Unearned revenue                                                              162,505                    162,455
Accrued pension expense                                                       209,539                    209,539
Other                                                                         483,315                    176,138
                                                                      ------------------        -------------------
     Total liabilities                                                     21,205,461                 20,697,940
                                                                      ------------------        -------------------
Stockholders' Equity
   Common stock, $.02 par value; authorized
   50,000,000 and 10,000,000 shares issued;
   issued 4,444,355 and 4,336,744 respectively                                 88,887                     86,735
   Additional paid-in capital                                              13,192,191                 12,825,237
   Accumulated deficit                                                     (9,411,750)                (9,153,669)
   Accumulated other comprehensive loss                                      (478,860)                  (530,632)
                                                                      ------------------        -------------------
                                                                            3,390,468                  3,227,671

Treasury stock at cost, 67,100 shares                                        (115,457)                  (115,457)
                                                                      ------------------        -------------------
     Total stockholders' equity                                             3,275,011                  3,112,214
                                                                      ------------------        -------------------
Total liabilities and stockholders' equity                              $  24,480,472             $   23,810,154
                                                                      ==================        ===================


      See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                       2003                          2002
                                                                ------------------           ------------------
Net sales                                                           $   5,585,178                $   3,138,619
Cost of sales                                                           3,789,821                    2,023,262
                                                                ------------------           ------------------
   Gross profit                                                         1,795,357                    1,115,357

Selling expenses                                                          712,133                      521,897

General and administrative expenses                                     1,069,253                      770,395
                                                                ------------------           ------------------
    Operating  income (loss)                                               13,971                     (176,935)
                                                                ------------------           ------------------
Other income (expense):
Interest income                                                            46,295                       75,367
Interest expense                                                         (214,489)                    (146,508)
Other                                                                     (59,258)                     (44,492)
                                                                ------------------           ------------------

   Other income (expense), net                                           (227,452)                    (115,633)
                                                                ------------------           ------------------

   Income (loss) before income taxes                                     (213,481)                    (292,568)
Provision for income taxes                                                 44,600                        4,000
                                                                ------------------           ------------------
   Net income (loss)                                                $    (258,081)               $    (296,568)
                                                                ==================           ==================

Weighted average number of common shares used in computation of net income (loss) per share:

       Basic                                                            4,362,907                    4,200,922
                                                                ==================           ==================
       Diluted                                                          4,362,907                    4,200,922
                                                                ==================           ==================

Net income (loss) per common share:

       Basic                                                        $        (.06)               $        (.07)
                                                                ==================           ==================
       Diluted                                                      $        (.06)               $        (.07)
                                                                ==================           ==================


     See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                                                                              Accumulated Other
                                                                                              Comprehensive Loss
                                                                                              ------------------
                                Common Stock                     Additional                   Foreign      Minimum         Total
                             -------------------    Treasury      Paid-in      Accumulated    Currency     Pension     Stockholders'
                               Shares     Amount     Stock        Capital        Deficit    Translation   Liability       Equity
                             -------------------------------------------------------------------------------------------------------
Balance at January 1, 2003    4,336,744   $86,735   $(115,457)  $12,825,237   $(9,153,669)    $(26,217)   $(504,415)    $3,112,214

Net loss for three months
ended March 31, 2003                                                             (258,081)                                (258,081)

Foreign currency adjustment                                                                     51,772                      51,772

Issuance of stock to
purchase business               107,611     2,152                   366,954                                                369,106
                             -------------------------------------------------------------------------------------------------------

Balance at March 31, 2003     4,444,355   $88,887   $(115,457)  $13,192,191   $(9,411,750)    $ 25,555    $(504,415)    $3,275,011
                             =======================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                2003                   2002
                                                                         -------------------     ------------------
Cash Flows From Operating Activities:

Net income (loss)                                                            $  (258,081)            $ (296,568)

  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                                  187,253                137,800
    Compensation expense for options acceleration                                  -                       20,057
    Provision for doubtful accounts receivable                                      18,514                 10,165
    Deferred income taxes                                                           31,086                    109
  Changes in operating assets and liabilities:
    Accounts receivable                                                            104,839                (46,706)
    Inventories                                                                   (117,096)              (145,446)
    Prepaid expenses and other assets                                               68,417               (286,729)
    Accounts payable and other current liabilities                                (154,345)               (93,685)
    Unearned revenue and other liabilities                                        (194,090)                16,053
                                                                         -------------------     ------------------
          Net cash (used in) operating activities                                 (313,503)              (684,950)
                                                                         -------------------     ------------------
Cash Flows From Investing Activities:
  Purchase of business, net of cash acquired                                    (1,301,663)                -
  Purchase of fixed assets                                                         (97,569)               (44,970)
                                                                         -------------------     ------------------

          Net cash (used in) investing activities                               (1,399,232)               (44,970)
                                                                         -------------------     ------------------
Cash Flows From Financing Activities                                               -                       -

Net  (decrease) increase  in cash and cash equivalents                          (1,712,735)              (729,920)
Cash and cash equivalents at beginning of period                                 9,411,710             15,796,922
                                                                         -------------------     ------------------
Cash and cash equivalents at end of period                                   $   7,698,975           $ 15,067,002
                                                                         ===================     ==================
Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
    Interest                                                                 $    214,489            $   146,508
                                                                         ===================     ==================

    Income taxes                                                             $     -                 $     -
                                                                         ===================     ==================

  See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

    (a)  BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

         Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


    (b)  CHANGE IN STATE OF INCORPORATION

         At the Company's June 27, 2002 annual meeting, the stockholders approved the changing of the State of Incorporation of the Company from New York to Delaware. The new Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock, par value $.02 per share, and the issuance of 250,000 shares of blank check preferred stock. No shares of preferred stock are issued or outstanding.


    (c)  INCOME (LOSS) PER SHARE

         Basic earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are based on the weighted average number of shares of common stock and common stock equivalents (options, warrants and convertible subordinated notes) outstanding during the period, except where the effect would be antidilutive, computed in accordance with the treasury stock method.


    (d)  PROVISION FOR INCOME TAXES

         For the three months ended March 31, 2003, there was no provision for income taxes on domestic operations. The provision for income taxes on foreign operations was estimated at $12,600. The provision for income taxes on foreign operations for the three months ended March 31, 2002 was estimated at $4,000.

         Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $32,000 during the three months ended March 31, 2003 which would not have been required prior to the adoption of SFAS 142.

     (e) RECLASSIFICATIONS

         Certain amounts have been reclassified in the prior period consolidated financial statements to present them on a basis consistent with the current year.

     (f) SEASONALITY

         A substantial portion of the Company's revenue is derived from the sale of custom orthotics. North American custom orthotic revenue has historically been significantly higher in the warmer months of the year, while custom orthotic revenue of the Company's United Kingdom subsidiary has historically not evidenced any seasonality.

     (g)  STOCK OPTIONS

         At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income
         (loss), as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Three months ended March 31,
                                                   ---------------------------------
                                                        2003               2002
                                                   --------------     --------------
Net income (loss) - as reported                    $     (258,081)    $     (296,568)

Deduct:  Total stock-based employee
         compensation expense determined
         under fair value basis method for
         all awards, net of tax                           (31,733)                 -
                                                   --------------     --------------

Pro forma net income (loss)                        $     (289,814)    $     (296,568)
                                                   ==============     ==============
Earnings (loss) per share:

   Basic - as reported                             $         (.06)   $          (.07)
                                                   ==============    ===============
   Basic - pro forma                               $         (.07)   $          (.07)
                                                   ==============    ===============
   Diluted - as reported                           $         (.06)   $          (.07)
                                                   ==============    ===============
   Diluted - pro forma                             $         (.07)   $          (.07)
                                                   ==============    ===============

    (H)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001, and all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existed accounting rules, business combinations were accounted for using one of two methods, pooling-of-interests method or the purchase method. As of January 1, 2002 the Company adopted the provisions of SFAS No. 141. Accordingly, the Company accounted for it's acquisitions of Benefoot and Bi-Op (see Note 2) under the purchase method of accounting.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. As of January 1, 2002 the Company adopted the provisions of SFAS No. 142. Therefore, goodwill and certain identifiable intangible assets with indefinite lives have not been amortized and is being reviewed for impairment on an annual basis.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 as of January 1, 2003 did not have a material impact on the Company's consolidated financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. As of January 1, 2002 the Company adopted the provisions of SFAS No. 144. The adoption of SFAS No. 144 did not have a significant impact on the Company's consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The adoption of SFAS No. 145 as of January 1, 2003 did not have a material impact on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated-nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 as of January 1, 2003 did not have a material effect on the Company's consolidated financial statements.

         In November 2002, the FASB issued Financial Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

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

        In 2002, the Company adopted the provision of Emerging Issues Task Force ("ETIF") Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the income statement classification for shipping and handling fees. In accordance with EITF 00-10, net sales and cost of sales have been increased by $145,171 for the three months ended March 31, 2002. Net sales and cost of sales have been restated from previously issued reports. The change in classification had no impact on the Company's consolidated results of operations, cash flows or financial position.



    NOTE 2 - ACQUISITIONS

    a)  BI-OP, INC.

    Effective January 1, 2003, the Company, through a wholly owned subsidiary, acquired all of the issued and outstanding stock of Bi-Op Laboratories, Inc. ("Bi-Op") pursuant to the terms of a Stock Purchase Agreement dated as of January 13, 2003 (the "Stock Purchase Agreement").

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

    In connection with the Stock Purchase Agreement, the Company entered into an employment agreement with Raynald Henry, Bi-Op's principal owner, having a term of three years and providing for an annual base salary of $75,000 CDN and benefits, including certain severance payments.

    The following table sets forth the components of the estimated purchase price:

          Cash consideration                                                   $   1,201,574
          Common stock issued                                                        369,106
          Transaction costs                                                          294,620
                                                                               -------------
                                      Total purchase price                     $   1,865,300
                                                                               =============

     The following table provides the preliminary allocation of the estimated purchase price:

         Assets:     Cash and cash equivalents                                 $     194,531
                     Accounts receivables                                            292,372
                     Inventories                                                     111,153
                     Prepaid expenses and other                                      143,919
                     Property and equipment                                          437,478
                     Goodwill                                                        515,825
                     Identified intangible assets                                    900,000
                     Other assets                                                     41,803
                                                                               -------------
                                                                                   2,637,081
                                                                               -------------
        Liabilities: Accounts payable                                                196,323
                     Accrued liabilities                                             118,633
                     Deferred Income Tax                                             270,000
                     Long term debt & other liabilities                              186,825
                                                                               -------------
                                                                                     771,781
                                                                               -------------
                                      Total purchase price                     $   1,865,300
                                                                               =============

    b)  BENEFOOT, INC. AND BENEFOOT PROFESSIONAL PRODUCTS, INC.

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

    The following table sets forth the components of the estimated purchase price:

          Cash consideration                                 $  3,800,351
          Benefoot long term debt paid at closing                 307,211
                                                             -------------

              Total cash paid at closing                                        $  4,107,562

          Promissory note issued                                                   1,800,000
          Common stock issued                                                        529,512
          Transaction costs                                                          821,997
                                                                                -------------
                                     Total purchase price                       $  7,259,071
                                                                                =============

    The following table provides the allocation of the purchase price:


          Assets:      Cash and cash equivalents                                $    225,953
                       Accounts receivables                                          806,370
                       Inventories                                                   660,559
                       Prepaid expenses and other                                     76,973
                       Property and equipment                                        223,398
                       Goodwill                                                    3,186,386
                       Identified intangible assets                                3,430,000
                       Other assets                                                    6,162
                                                                                -------------
                                                                                   8,615,801
                                                                                -------------
          Liabilities: Accounts payable                                              647,873
                       Accrued liabilities                                           389,400
                       Unearned revenue                                              210,355
                       Long term debt & other liabilitie                             109,102
                                                                                -------------
                                                                                   1,356,730
                                                                                -------------
                                     Total purchase price                       $  7,259,071
                                                                                =============

    In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill and intangible assets with indefinite lives (trade names with an estimated fair value of $1,600,000).

    Unaudited pro forma results of operations for the three months ended March 31, 2002, as if the Company acquired Bi-Op and Benefoot at the beginning of that year, include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the realization of cost savings from operating efficiencies, synergies or other effects resulting from the acquisition, and are not necessarily indicative of the actual consolidated results of operations had the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

    Unaudited Pro forma results for the three months ended March 31, 2002 were:

           Net sales                                           $ 5,322,449

           Net income (loss)                                   $  (299,176)

           Diluted earnings per share                          $      (.07)


    NOTE 3 - INVENTORIES, NET

    Inventories consist of:

                                                                  March 31, 2003      December 31, 2002
                                                                  --------------      -----------------
                                                                   (Unaudited)
          Raw materials                                           $    1,505,435      $       1,224,136
          Work-in-process                                                175,571                180,135
          Finished goods                                               1,175,666              1,169,287
                                                                  --------------      -----------------
                                                                       2,856,672              2,573,558
          Less:  allowance for excess and obsolescence                   253,250                220,405
                                                                  --------------      -----------------
                                                                  $    2,603,422      $       2,353,153
                                                                  ==============      =================

    NOTE 4 - LONG TERM DEBT


    On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to Call any of the Notes, the holders of the Notes may elect to convert the Notes for the Company's common stock. Interest is payable semi-annually on the last day of June and December. Interest expense on these Notes was $145,890 for each of the three months ended March 31, 2003 and 2002.

    The Company received net proceeds of $13,668,067 from the offering of the Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for the three months ended March 31, 2003 and 2002 was $48,443 and $48,043 respectively.

    The Company issued $1,800,000 in Promissory Notes in connection with the acquisition of Benefoot. $1,000,000 of the notes will be paid on May 6, 2003 and the balance will be paid on May 6, 2004. Interest expense for the three months ended March 31, 2003 was $18,000.

    NOTE 5 - SEGMENT INFORMATION

    In the quarter ended March 31, 2003, the Company operated in two segments (custom orthotics and distributed products) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the quarter ended March 31, 2003 is summarized as follows:

       THREE MONTHS ENDED MARCH 31, 2003             CUSTOM ORTHOTICS            DISTRIBUTED PRODUCTS           TOTAL
    ------------------------------------------     ---------------------        ----------------------     ----------------
    Net Sales                                        $      4,201,421              $      1,383,757           $ 5,585,178

    Gross Margins                                           1,437,092                       358,265             1,795,357

    Operating profit (loss)                                  (168,758)                      182,729                13,971

    The company operated in one segment (custom orthotics) in the quarter ended March 31, 2002 since the distributed products segment established in the year ended December 31, 2002 had not been considered significant. Net sales for custom orthotics were $2,685,017 and net sales for distributed products were $453,602 for the quarter ended March 31, 2002. Information regarding gross margins and operating profit (loss) for the three months ended March 31, 2002 is not available.

    Geographical segment information is summarized as follows:

              THREE MONTHS ENDED MARCH 31, 2003               NORTH AMERICA      UNITED KINGDOM          TOTAL
      ------------------------------------------------------------------------------------------------------------
      Net sales from external customers                       $   4,919,268        $  665,910         $  5,585,178
      Intersegment net sales                                  $      69,001        $     -            $     69,001
      Gross margins                                           $   1,533,142        $  262,215         $  1,795,357
      Operating (loss) profit                                 $    (100,953)       $  114,924         $     13,971

              THREE MONTHS ENDED MARCH 31, 2002               NORTH AMERICA      UNITED KINGDOM          TOTAL
      ------------------------------------------------------------------------------------------------------------
      Net sales from external customers                       $   2,608,107        $  530,512         $  3,138,619
      Intersegment net sales                                  $     102,912        $        -         $    102,912
      Gross margins                                           $     903,149        $  212,208         $  1,115,357
      Operating (loss) profit                                 $    (271,350)       $   94,415         $   (176,935)

    NOTE 6 - COMPREHENSIVE INCOME (LOSS)

    The Company's comprehensive income (loss) were as follows:

                                                                             Three Months Ended March 31,
                                                                           ------------------------------
                                                                            2003                    2002
                                                                           ------                  ------
                    Net loss                                              $ (258,081)          $  (296,568)

                    Other comprehensive income (loss), net of tax:
                    Change in equity resulting from translation
                    of financial statements into U.S. dollars.                51,772                (2,789)
                                                                         -------------        -------------
                    Comprehensive loss                                   $  (206,309)         $   (299,357)
                                                                         =============        =============

    NOTE 7 - INCOME (LOSS) PER SHARE

    The following table provides a reconciliation between basic and diluted earnings per share:

                                                                  Three months ended March 31,
                                                         2003                                         2002
                                      -------------------------------------------    ---------------------------------------
                                                                          Per                                         Per
    Basic loss per common share       Income(loss)       Shares          Share       Income(loss)     Shares         Share
    -----------------------------     -------------    -----------     ----------    ------------    ----------     --------
    Loss available to common
      Stockholders                     $ (258,081)      4,362,907        $ (.06)     $ (296,568)     4,200,922      $ (.07)

    Stock options                            -               -               -              -              -             -
                                      -------------    -----------     ----------    ------------    ----------     --------
    Diluted loss per common share
    -----------------------------
    Loss available to common
      stockholders plus assumed
      exercise of stock options        $ (258,081)      4,362,907        $ (.06)     $ (296,568)     4,200,922      $ (.07)
                                      =============    ===========     ==========    ============    ==========     ========

    The diluted earnings (loss) per share computation for the three months ended March 31, 2003 and 2002 excludes incremental shares of approximately 97,000 and 414,000 respectively; related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during the period. In addition, the Company's Debentures were not included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2003 and 2002 because the effect of including them would be antidilutive.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company disclosed its critical accounting policies and estimates on the December 31, 2002 Form 10-K. There have been no changes to those critical accounting policies and estimates during the three months ended March 31, 2003.

    RESULTS OF OPERATIONS

    Net sales for the three months ended March 31, 2003 were $5,585,178 or 78% above net sales of $3,138,619 for the three months ended March 31, 2002. Net sales of custom orthotics were $4,201,421 and $2,685,017 while net sales of distributed products were $1,383,757 and $453,602 for the three months ended March 31, 2003 and 2002 respectively. Net sales in the first quarter of 2003 attributable to acquisitions were $1,901,940.

    Net sales for custom orthotics for the three months ended March 31, 2003 were $4,201,421 as compared to $2,685,017 for the three months ended March 31, 2003, an increase of $1,516,404. Net sales of custom orthotics related to acquisitions were $1,033,354 for the 2003 quarter. Net sales of custom orthotics exclusive of net sales related to acquisitions increased 18% as a result of increases in the Company's Canadian and United Kingdom business and increases in the Company's Langer Ankle Stabilizing Technology (LAST) business.

    Net sales of distributed products for the three months ended March 31, 2003 were $1,383,757 as compared to $453,602 for the three months ended March 31, 2002, an increase of $930,155. Net sales of distributed products attributable to acquisitions were $868,586 for the quarter. Net sales of distributed products exclusive of net sales related to acquisitions increased 14% as a result of increases in unit sales of most of distributed product line.

    Gross profit as a percentage of net sales for the three months ended March 31, 2003 was 32.1%, as compared to 35.5% for the three months ended March 31, 2002. Gross profit as a percentage of net sales declined as a result of higher material costs and lower sales prices of the acquired Benefoot business.

    Selling expenses for the three months ended March 31, 2003, were $712,133 or 12.8% of net sales as compared to $521,897 or 16.6% of net sales for the three months ended March 31, 2002. Selling expenses as a percentage of sales improved primarily as a result of the increased revenues from acquisitions which spread the fixed costs incurred as we continued to invest in our sales infrastructure over a larger sales base.

    General and administrative expenses for the three months ended March 31, 2003 were $1,069,253 or 19.1% of net sales for the three months ended March 31, 2003 as compared to $770,395 or 24.5% of net sales for the three months ended March 31, 2002. General and administrative costs improved primarily as a result of the increased revenues from acquisitions, which spread the fixed costs over a larger sales base. General and administrative costs increased in dollars as a result of increased costs incurred as we continue to strengthen our infrastructure.

    Other income (expense), net, was $(227,452) for the three months ended March 31, 2003, as compared to $(115,633) for the three months ended March 31, 2002. The increase in expense is attributable to interest expense, the amortization of finance costs on the 4% convertible notes and the notes issued in connection with the Benefoot acquisition, as well as reduced interest income as cash on hand was expended to complete the acquisition.

    LIQUIDITY AND CAPITAL RESOURCES

    Working capital as of March 31, 2003 was $9,236,993, as compared to $10,568,549 as of December 31, 2002. Cash balances at March 31, 2003 were $7,698,975, a decrease of $1,712,735 from the $9,411,710 at December 31,
    2002. The reduction in cash is attributable to the cash used to complete the acquisition of Bi-Op as well as cash used to pay year end bonuses and annual insurance premiums.

    In connection with the acquisition of Benefoot, the Company issued $1,800,000 of 4% Promissory notes. $1,000,000 of the Promissory notes are due on May 6, 2003 with the remaining balance due on May 6, 2004. Interest expense on these notes for the three months ended March 31, 2003 was $18,000.

    The Company's United Kingdom subsidiary maintains a line of credit with a local bank in the amount of 50,000 British pounds, which is guaranteed by the Company pursuant to a standby Letter of Credit. If this credit facility, which has been renewed through February 2004, would not be available, the Company believes it can readily find a suitable replacement, or the Company could supply the necessary capital.

    Repurchases of the Company's common stock may be made from time to time in the open market at prevailing prices or in privately negotiated transactions, subject to available resources. The Company may also finance acquisitions of other companies or product lines in the future from existing cash balances, from borrowings from institutional lenders, and/or the public or private offerings of debt or equity securities. Management believes that its existing cash balances will be adequate to meet the Company's cash needs for the next 12 months.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001, and all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existed accounting rules, business combinations were accounted for using one of two methods, pooling-of-interests method or the purchase method. As of January 1, 2002 the Company adopted the provisions of SFAS No. 141. Accordingly, the Company accounted for it's acquisitions of Benefoot and Bi-Op (see Note 2) under the purchase method of accounting.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. As of January 1, 2002 the Company adopted the provisions of SFAS No. 142. Therefore, goodwill and certain identifiable intangible assets with indefinite lives have not been amortized and is being reviewed for impairment on an annual basis.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 as of January 1, 2003 did not have a material impact on the Company's consolidated financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. As of January 1, 2002 the Company adopted the provisions of SFAS No. 144. The adoption of SFAS No. 144 did not have a significant impact on the Company's consolidated financial statements.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The adoption of SFAS No. 145 as of January 1, 2003 did not have a material impact on the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated- nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 as of January 1, 2003 did not have a material effect on the Company's consolidated financial statements.

    In November 2002, the FASB issued Financial Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

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

     In 2002, the Company adopted the provision of Emerging Issues Task Force ("ETIF") Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the income statement classification for shipping and handling fees. In accordance with EITF 00-10, net sales and cost of sales have been increased by $145,171 for the three months ended March 31, 2002. Net sales and cost of sales have been restated from previously issued reports. The change in classification had no impact on the Company's consolidated results of operations, cash flows or financial position.

     CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Information contained or incorporated by reference in the quarterly report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "intends," "estimates," "projects," "could," "may," "will," "should," or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. Such forward-looking statements include, but are not limited to, those relating to the Company's financial and operating prospects, future opportunities, the Company's acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, and reception of new products, technologies, and pricing. In addition, such forward looking statements involve known and unknown risks, uncertainties, and other factors including those described from time to time in the Company's Registration Statement on Form S-3, most recent Form 10-K and 10-Q's and other Company filings with the Securities and Exchange Commission which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company's business could be materially adversely affected and the trading price of the Company's common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

    PART II.      OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

              99.1 - Certification pursuant to 18 U.S.C. 1350.
         (b)  Reports on Form 8-K

         The Company filed a current report on Form 8-K on January 13, 2003 to report the acquisition of all of the issued and outstanding stock of Bi-Op, and filed an amendment of such current report on March 14, 2003, to provide audited financial statements of the acquired company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LANGER, INC.


Date:   May 15, 2003        By:     /s/ Andrew H. Meyers
                                    --------------------------------------------
                                    Andrew H. Meyers
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                            By:     /s/ Anthony J. Puglisi
                                    --------------------------------------------
                                    Anthony J. Puglisi
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


         Date:  May 15, 2003


         /s/ Andrew H. Meyers
         ---------------------------
         Andrew H. Meyers
         President and
         Chief Executive Officer

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


         Date:  May 15, 2003


         /s/ Anthony J. Puglisi
         -------------------------
         Anthony J. Puglisi
         Vice President and
         Chief Financial Officer