Form 10-Q
period 2003-06-30
LANGER INC
filed 2003-08-12
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                        --------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2003

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



                450 COMMACK ROAD, DEER PARK, NEW YORK 11729-4510
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)


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

YES [ ]         NO [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.02 - 4,444,355 shares as of August 11, 2003.

                                      INDEX

LANGER, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION                                                      PAGE

Item 1.       Financial Statements


              Unaudited Consolidated Balance Sheets                                        3

              Unaudited Consolidated Statements of Operations                              4
              Unaudited Consolidated Statement of Stockholders' Equity                     5

              Unaudited Consolidated Statements of Cash Flows                              6

              Notes to Unaudited Consolidated Financial Statements                       7-16

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                17-19

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                  20

Item 4.       Controls and Procedures                                                     21


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders                         22

Item 6.       Exhibits and Reports on Form 8-K                                            22


PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                                  LANGER, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         JUNE 30, 2003  DECEMBER 31, 2002
                                                                         -------------  -----------------
                                                                          (UNAUDITED)
                ASSETS
Current assets:
   Cash and cash equivalents                                              $  5,657,191    $  9,411,710
   Accounts receivable, net of allowance for doubtful
   accounts of $153,717 and $124,935, respectively                           3,524,689       2,937,340
   Inventories, net                                                          2,447,532       2,353,153
   Prepaid expenses and other                                                  739,634         627,154
                                                                          ------------    ------------
       Total current assets                                                 12,369,046      15,329,357

Property and equipment, net                                                  2,051,900         943,893
Identifiable intangible assets, net                                          4,086,759       3,313,413
Goodwill                                                                     4,029,740       3,186,386
Other assets                                                                   943,817       1,037,105
                                                                          ------------    ------------
       Total assets                                                       $ 23,481,262    $ 23,810,154
                                                                          ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                   $    800,000    $  1,000,000
   Accounts payable                                                          1,246,647       1,235,598
   Other current liabilities                                                 1,917,339       1,864,344
   Unearned revenue                                                            658,375         660,866
                                                                          ------------    ------------
       Total current liabilities                                             4,622,361       4,760,808

Long-term debt                                                              14,589,000      15,389,000
Unearned revenue                                                               160,341         162,455
Accrued pension expense                                                        209,539         209,539
Other                                                                          512,957         176,138
                                                                          ------------    ------------
       Total liabilities                                                    20,094,198      20,697,940
                                                                          ------------    ------------

Stockholders' Equity
   Preferred stock, no par value; authorized 250,000 shares;
   no shares issued                                                               --              --
   Common stock, $.02 par value; authorized
   50,000,000 and 10,000,000 shares;
   issued 4,444,355 and 4,336,744 shares, respectively                          88,887          86,735
   Additional paid-in capital                                               13,192,191      12,825,237
   Accumulated deficit                                                      (9,385,449)     (9,153,669)
   Accumulated other comprehensive loss                                       (393,108)       (530,632)
                                                                          ------------    ------------
                                                                             3,502,521       3,227,671

   Treasury stock at cost, 67,100 shares                                      (115,457)       (115,457)
                                                                          ------------    ------------
       Total stockholders' equity                                            3,387,064       3,112,214
                                                                          ------------    ------------
       Total liabilities and stockholders' equity                         $ 23,481,262    $ 23,810,154
                                                                          ============    ============

See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                       2003            2002             2003             2002
                                                   ------------    ------------    ------------    ------------
Net sales                                          $  6,364,744    $  4,692,309    $ 11,949,922    $  7,830,928
Cost of sales                                         4,073,233       2,983,204       7,867,660       5,006,466
                                                   ------------    ------------    ------------    ------------
   Gross profit                                       2,291,511       1,709,105       4,082,262       2,824,462

Selling expenses                                        798,096         797,743       1,550,427       1,319,640
General and administrative expenses                   1,270,411       1,084,989       2,358,187       1,855,384
                                                   ------------    ------------    ------------    ------------
   Operating  income (loss)                             223,004        (173,627)        173,648        (350,562)

Other income (expense):
Interest income                                          31,829          65,813          77,773         144,423
Interest expense                                       (160,296)       (159,126)       (325,993)       (305,634)
Other                                                   (24,286)        (49,469)        (68,658)        (97,204)
                                                   ------------    ------------    ------------    ------------
   Other income (expense), net                         (152,753)       (142,782)       (316,878)       (258,415)
                                                   ------------    ------------    ------------    ------------
  Income (loss) before income taxes                      70,251        (316,409)       (143,230)       (608,977)
Provision for income taxes                               43,950           9,500          88,550          13,500
                                                   ------------    ------------    ------------    ------------
   Net income (loss)                               $     26,301    $   (325,909)   $   (231,780)   $   (622,477)
                                                   ============    ============    ============    ============

Weighted average number of common shares used in
   computation of net income (loss) per share:
       Basic                                          4,377,255       4,241,576       4,370,121       4,221,381
                                                   ============    ============    ============    ============
       Diluted                                        4,612,806       4,241,576       4,370,121       4,221,381
                                                   ============    ============    ============    ============

Net income (loss) per common share:
       Basic                                       $        .01    $       (.08)   $       (.05)   $       (.15)
                                                   ============    ============    ============    ============
       Diluted                                     $        .01    $       (.08)   $       (.05)   $       (.15)
                                                   ============    ============    ============    ============



      See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                                                                                                 Accumulated Other
                                                                                                Comprehensive Loss
                                 Common Stock                                                   ------------------
                                 ------------                   Additional                    Foreign      Minimum       Total
                                                    Treasury      Paid-in      Accumulated    Currency      Pension   Stockholders'
                              Shares    Amount      Stock        Capital        Deficit     Translation   Liability     Equity
                            -------------------------------------------------------------------------------------------------------
Balance at January 1, 2003   4,336,744    $86,735   $(115,457)  $12,825,237  $(9,153,669)    $(26,217)   $(504,415)   $3,112,214

Net loss for six months
ended June 30, 2003                                                             (231,780)                               (231,780)

Foreign currency adjustment                                                                   137,524                    137,524

Issuance of stock to
purchase business              107,611      2,152                   366,954                                              369,106
                            -------------------------------------------------------------------------------------------------------

Balance at June 30, 2003     4,444,355    $88,887   $(115,457)  $13,192,191  $(9,385,449)    $111,307    $(504,415)   $3,387,064
                            =======================================================================================================


See accompanying notes to unaudited consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                           2003           2002            2003            2002
                                                                     ------------    ------------    ------------    ------------
Cash Flows From Operating Activities:
Net income (loss)                                                    $     26,301    $   (325,909)   $   (231,780)   $   (622,477)

  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                         188,357         189,710         375,610         327,510
    Compensation expense for options acceleration                            --              --              --            20,057
    Provision for doubtful accounts receivable                             23,941           8,915          42,455          19,080
    Deferred income taxes                                                  32,750            (183)         64,750             (74)
    Issuance of common stock and options for consulting
      services                                                               --             5,242            --             5,242
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (359,259)        (91,377)       (254,420)       (138,083)
    Inventories                                                           198,105           9,543          81,009        (135,903)
    Prepaid expenses and other assets                                      44,035         101,871         111,538        (184,858)
    Accounts payable and other current liabilities                       (218,707)        397,497        (373,052)        303,812
    Unearned revenue and other liabilities                                (17,246)         (8,205)       (211,336)          7,848
                                                                     ------------    ------------    ------------    ------------
          Net cash (used in) provided by operating activities             (81,723)        287,104        (395,226)       (397,846)
                                                                     ------------    ------------    ------------    ------------


Cash Flows From Investing Activities:
  Purchase of business, net of cash acquired                             (327,530)     (4,490,846)     (1,629,193)     (4,490,846)
  Purchase of fixed assets                                               (632,531)       (160,204)       (730,100)       (205,174)
                                                                     ------------    ------------    ------------    ------------
          Net cash used in investing activities                          (960,061)     (4,651,050)     (2,359,293)     (4,696,020)
                                                                     ------------    ------------    ------------    ------------


Cash Flows From Financing Activities:
  Payment of promissory notes                                          (1,000,000)           --        (1,000,000)           --
  Proceeds from the exercise of stock options                                --             6,563            --             6,563
                                                                     ------------    ------------    ------------    ------------
          Net cash (used in) provided by financing activities          (1,000,000)          6,563      (1,000,000)          6,563
                                                                     ------------    ------------    ------------    ------------

Net decrease in cash and cash equivalents                              (2,041,784)     (4,357,383)     (3,754,519)     (5,087,303)

Cash and cash equivalents at beginning of period                        7,698,975      15,067,002       9,411,710      15,796,922
                                                                     ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                           $  5,657,191    $ 10,709,619    $  5,657,191    $ 10,709,619
                                                                     ============    ============    ============    ============

Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
    Interest expense                                                 $    303,712    $    159,126    $    321,712    $    305,634
                                                                     ============    ============    ============    ============
    Income taxes                                                     $     --        $    --         $    --         $    --
                                                                     ============    ============    ============    ============



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

         Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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


    (C)  INCOME (LOSS) PER SHARE

         Basic income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income
         (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents (options, warrants and convertible subordinated notes) outstanding during the period, except where the effect would be antidilutive, computed in accordance with the treasury stock method.


    (D)  PROVISION FOR INCOME TAXES

         For the three and six months ended June 30, 2003, there was no current provision for income taxes on domestic operations. The provision for income taxes on foreign operations was estimated at $11,200 and $23,800, respectively, for the three and six months ended June 30, 2003. The provision for income taxes on foreign operations for the three and six months ended June 30, 2002 was estimated at $9,500 and $13,500 respectively.

         Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $32,750 and $ 64,750 respectively, during the three and six months ended June 30, 2003 which would not have been required prior to the adoption of SFAS 142.

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

     (G)  STOCK OPTIONS

         At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                                               Three months ended           Six months ended
                                                                    June 30,                     June 30,
                                                             -----------------------    -------------------------
                                                                2003         2002          2003           2002
                                                             ---------    ----------    ----------    -----------
          Net income (loss) - as reported                    $  26,301    $ (325,909)   $ (231,780)   $  (622,477)

          Deduct:  Total stock-based employee
                         compensation expense determined
                         under fair value basis method for
                         all rewards, net of tax               (49,627)      (15,739)      (81,360)       (15,739)
                                                             ---------    ----------    ----------    -----------

          Pro forma net income (loss)                        $ (23,326)   $ (341,648)   $ (313,140)   $  (638,216)
                                                             =========    ==========    ==========    ===========

          Earnings (loss) per share:

               Basic- as reported                            $     .01    $     (.08)   $     (.05)   $      (.15)
                                                             =========    ==========    ==========    ===========
               Basic- pro forma                              $    (.01)   $     (.08)   $     (.07)   $      (.15)
                                                             =========    ==========    ==========    ===========
               Diluted- as reported                          $     .01    $     (.08)   $     (.05)   $      (.15)
                                                             =========    ==========    ==========    ===========
               Diluted- pro forma                            $    (.01)   $     (.08)   $     (.07)   $      (.15)
                                                             =========    ==========    ==========    ===========

(H)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any variable interest entities. Therefore, the adoption of FIN 46 did not have a material effect on the Company's consolidated financial statements.

        In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

        In 2002, the Company adopted the provision of Emerging Issues Task Force ("ETIF") Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the income statement classification for shipping and handling fees. In accordance with EITF 00-10, net sales and cost of sales have been increased by $212,152 and $357,323 for the three and six months ended June 30, 2002, respectively. Net sales and cost of sales have been restated from previously issued reports. The change in classification had no impact on the Company's consolidated results of operations, cash flows or financial position.

    NOTE 2 - ACQUISITIONS

    A)  BI-OP, INC.

    Effective January 1, 2003, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding stock of Bi-Op Laboratories, Inc. ("Bi-Op") pursuant to the terms of a Stock Purchase Agreement dated as of January 13, 2003 (the "Stock Purchase Agreement").

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

    The following table sets forth the components of the estimated purchase price:

          Cash consideration                                     $1,201,574
          Common stock issued                                       369,106
          Transaction costs                                         497,021
                                                                 ----------
                       Total purchase price                      $2,067,701
                                                                 ==========

    The following table provides the preliminary allocation of the estimated purchase price:

          Assets: Cash and cash equivalents                     $   194,531
                  Accounts receivables                              292,372
                  Inventories                                       111,153
                  Prepaid expenses and other                        143,919
                  Property and equipment                            437,478
                  Goodwill                                          718,226
                  Identified intangible assets                      900,000
                  Other assets                                       41,803
                                                                -----------
                                                                  2,839,482
                                                                -----------
          Liabilities:
                  Accounts payable                                  196,323
                  Accrued liabilities                               118,633
                  Deferred Income Tax                               270,000
                  Long term debt and other liabilities              186,825
                                                                -----------
                                                                    771,781
                                                                -----------
                       Total purchase price                     $ 2,067,701
                                                                ===========

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

    In connection with the acquisition, the Company paid consideration of $6.1 million, of which $3.8 million was paid in cash, $1.8 million was paid through the issuance of promissory notes (the "Promissory Notes") and $500,000 was paid by issuing 61,805 shares of common stock (the "Shares"), together with certain registration rights. $1,000,000 of the Promissory Notes were paid on May 6, 2003 and the balance are due on May 6, 2004. The Promissory Notes bear interest at 4%. The Company also assumed certain liabilities of Benefoot, including approximately $300,000 of long-term indebtedness. The Company also agreed to pay Benefoot up to an additional $1,000,000 upon satisfaction of certain performance targets on or prior to May 6, 2004. As of June 30, 2003 the Company has paid $200,125 based upon the satisfaction of performance targets for 2002. The Company funded the entire cash portion of the purchase price through working capital generated principally through the prior sale of the Company's 4% convertible subordinated notes due August 31, 2006.

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

    The following table sets forth the components of the estimated purchase price:

          Cash consideration                                        $3,800,351
          Benefoot long term debt paid at closing                      307,211
                                                                    ----------

              Total cash paid at closing                            $4,107,562

          Promissory note issued                                     1,800,000
          Common stock issued                                          529,512
          Transaction costs                                            747,000
          Contingent consideration                                     200,125
                                                                    ----------
                          Total purchase price                      $7,384,199
                                                                    ==========


    The following table provides the allocation of the purchase price:

          Assets:    Cash and cash equivalents                      $  225,953
                     Accounts receivables                              806,370
                     Inventories                                       660,559
                     Prepaid expenses and other                         76,973
                     Property and equipment                            223,398
                     Goodwill                                        3,311,514
                     Identified intangible assets                    3,430,000
                     Other assets                                        6,162
                                                                    ----------
                                                                     8,740,929
                                                                    ----------
         Liabilities:
                     Accounts payable                                  647,873
                     Accrued liabilities                               389,400
                     Unearned revenue                                  210,355
                     Long term debt & other liabilities                109,102
                                                                    ----------
                                                                     1,356,730
                                                                    ----------
                          Total purchase price                      $7,384,199
                                                                    ==========

    In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill and intangible assets with indefinite lives (trade names with an estimated fair value of $1,600,000). The Company did not recognize any impairment losses on goodwill during the three and six months ended June 30, 2003 and 2002.

    Identifiable intangible assets at June 30, 2003 consist of:

                                 Amortization  Gross Carrying  Accumulated    Net Carrying
           Assets                  Period          Value      Amortization       Value
    ---------------------------  ------------ --------------- -------------   ------------
    Trade names                  indefinite     $1,600,000     $     --        $1,600,000

    Non-competition agreements   7-8 years         630,000         62,911         567,089

    License agreements and       11 years        1,600,000        167,830       1,432,170
    related technology

    Repeat customer base         20 years          500,000         12,500         487,500
                                                ----------     ----------      ----------
                                                $4,330,000     $  243,241      $4,086,759
                                                ==========     ==========      ==========


    Aggregate amortization expense for the three and six months ended June 30, 2003 was $63,327 and $126,654, respectively and was $23,976 for both the three and six months ended June 30, 2002.

    Unaudited pro forma results of operations for the three and six months ended June 30, 2002, as if the Company acquired Bi-Op and Benefoot at the beginning of that year, include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the realization of cost savings from operating efficiencies, synergies or other effects resulting from the acquisition, and are not necessarily indicative of the actual consolidated results of operations had the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.


    Unaudited pro forma results were:


                                                                Three months ended       Six months ended
                                                                   June 30, 2002           June 30, 2002
                                                                ------------------       ----------------
                  Net sales                                        $5,897,834             $11,220,283

                  Net loss                                         $ (205,838)            $  (505,014)

                  Diluted loss per share                           $     (.05)            $      (.11)




    NOTE 3 - INVENTORIES, NET

    Inventories consist of:


                                                                 June 30, 2003        December 31, 2002
                                                                 -------------        -----------------
                                                                    (Unaudited)
                Raw materials                                      $1,546,189             $1,224,136
                Work-in-process                                       171,218                180,135
                Finished goods                                      1,015,286              1,169,287
                                                                   ----------             ----------
                                                                    2,732,693              2,573,558
                Less:  allowance for excess and obsolescence          285,161                220,405
                                                                   ----------             ----------
                                                                   $2,447,532             $2,353,153
                                                                   ==========             ==========


    NOTE 4- LONG TERM DEBT


    On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections, and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to Call any of the Notes, the holders of the Notes may elect to convert the Notes for the Company's common stock. Interest is payable semi-annually on the last day of June and December. Interest expense on these Notes for both the six and three month periods ended June 30, 2003 and 2002 was $291,780 and $145,890, respectively.

    The Company received net proceeds of $13,668,067 from the offering of the Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for the six and three months ended June 30, 2003 was $96,886 and $48,443, respectively and for the comparable period in 2002 was $96,219 and $48,176, respectively.

    The Company issued $1,800,000 in Promissory Notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were paid on May 6, 2003 and the balance are due on May 6, 2004. Interest expense for the six and three months ended June 30, 2003 was $29,932 and $11,932, respectively and for the comparable period from the date of acquisition was $11,200.

    NOTE 5 - SEGMENT INFORMATION

    In the quarter ended June 30, 2003, the Company operated in two segments (custom orthotics and distributed products) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the three and six months ended June 30, 2003 is summarized as follows:


              THREE MONTHS ENDED JUNE 30, 2003     CUSTOM ORTHOTICS     DISTRIBUTED PRODUCTS         TOTAL
              --------------------------------     ----------------     --------------------         -----
              Net sales                                  $4,949,164               $1,415,580    $6,364,744

              Gross profit                                1,924,538                  366,973     2,291,511

              Operating profit                               29,264                  193,740       223,004

              Depreciation and amortization                 184,267                    4,090       188,357

              Capital expenditures                          631,413                    1,118       632,531



              SIX MONTHS ENDED JUNE 30, 2003       CUSTOM ORTHOTICS     DISTRIBUTED PRODUCTS         TOTAL
              ------------------------------       ----------------     --------------------         -----
              Net sales                                  $9,150,585               $2,799,337   $11,949,922

              Gross profit                                3,357,024                  725,238     4,082,262

              Operating profit (loss)                      (202,821)                 376,469       173,648

              Depreciation and amortization                 367,430                    8,180       375,610

              Total assets                               22,215,982                1,265,280    23,481,262

              Capital expenditures                          714,526                   15,574       730,100



    The Company operated in one segment (custom orthotics) in the three and six months ended June 30, 2002 since the distributed products segment established in the year ended December 31, 2002 had not been considered significant. Net sales for custom orthotics were $3,787,209 and $6,472,226, respectively and net sales for distributed products were $905,100 and $1,358,702, respectively, for the three and six months ended June 30, 2002. Information regarding gross profit, operating profit (loss), depreciation and amortization and total assets and capital expenditures for the three and six months ended June 30, 2002 is not available.

Geographical segment information is summarized as follows:


                                          NORTH               UNITED        CONSOLIDATED
                                         AMERICA              KINGDOM           TOTAL
THREE MONTHS ENDED JUNE 30, 2003
-----------------------------------------------------------------------------------------
Net sales from external customers      $  5,723,187       $    641,557      $  6,364,744

Intersegment net sales                       88,051               --              88,051

Gross profit                              2,030,692            260,819         2,291,511

Operating profit                             89,453            133,551           223,004

Depreciation and amortization               174,695             13,662           188,357

Capital expenditures                        621,979             10,552           632,531


THREE MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------------------
Net sales from external customers      $  4,136,801       $    555,508      $  4,692,309

Intersegment net sales                       62,489               --              62,489

Gross profit                              1,461,542            247,563         1,709,105

Operating (loss) profit                    (294,868)           121,241          (173,627)

Depreciation and amortization               177,476             12,234           189,710

Capital expenditures                        154,404              5,800           160,204


SIX MONTHS ENDED JUNE 30, 2003
-----------------------------------------------------------------------------------------
Net sales from external customers      $ 10,642,455       $  1,307,467      $ 11,949,922

Intersegment net sales                      157,052               --             157,052

Gross profit                              3,559,228            523,034         4,082,262

Operating (loss) profit                     (74,827)           248,475           173,648

Depreciation and amortization               348,248             27,362           375,610

Total assets                             22,422,107          1,059,155        23,481,262

Capital expenditures                        718,265             11,835           730,100


SIX MONTHS ENDED JUNE  30, 2002
-----------------------------------------------------------------------------------------
Net sales from external customers      $  6,744,908       $  1,086,020      $  7,830,928

Intersegment net sales                      165,401               --             165,401

Gross profit                              2,364,691            459,771         2,824,462

Operating (loss) profit                    (566,218)           215,656          (350,562)

Depreciation and amortization               303,104             24,406           327,510

Total assets                             23,236,216            902,461        24,138,677

Capital expenditures                        195,988              9,186           205,174

    NOTE 6 - COMPREHENSIVE INCOME (LOSS)

    The Company's comprehensive income (loss) were as follows:


                                                  Three months ended June 30,     Six months ended June 30,
                                                  ---------------------------     --------------------------
                                                      2003           2002            2003            2002
                                                   ---------      ---------       ---------       ---------
Net income (loss)                                  $  26,301      $(325,909)      $(231,780)      $(622,477)

Other comprehensive income (loss) net of tax:

Change in equity resulting from
translation of financial statements
into U.S. dollars                                     85,752         14,880         137,524         12,092
                                                   ---------      ---------       ---------       ---------

Comprehensive income (loss)                        $ 112,053      $(311,029)      $ (94,256)      $(610,385)
                                                   =========      =========       =========       =========



    NOTE 7 - INCOME (LOSS) PER SHARE

    The following table provides a reconciliation between basic and diluted earnings per share:


                                                                    Three months ended June 30,
                                      -----------------------------------------------------------------------------------------
                                                         2003                                          2002
                                      -------------------------------------------    ------------------------------------------
                                                                          Per                                           Per
Basic EPS                             Income(loss)       Shares          Share       Income(loss)     Shares           Share
-----------------------------         -------------    -----------     ----------    ------------    ----------     -----------
Income (loss) available to
common stockholders                    $   26,301        4,377,255      $   .01       $ (325,909)     4,241,576       $  (.08)

Effect of Dilutive Securities
-----------------------------
Stock options                                --            235,551         --               --             --            --
                                       ----------       ----------      -------       ----------     ----------       -------

Diluted EPS
-----------------------------
Income (loss) available to
common stockholders plus
assumed exercise of stock
options                                $   26,301        4,612,806      $   .01       $ (325,909)     4,241,576       $  (.08)
                                       ==========       ==========      =======       ==========     ==========       =======


                                                                 Six months ended June 30,
                                      -----------------------------------------------------------------------------------------
                                                         2003                                          2002
                                      -------------------------------------------    ------------------------------------------
                                                                          Per                                           Per
Basic EPS                             Income(loss)       Shares          Share       Income(loss)     Shares           Share
-----------------------------         -------------    -----------     ----------    ------------    ----------     -----------
Loss available to common
stockholders                           $ (231,780)       4,370,121      $  (.05)      $ (622,477)      4,221,381      $  (.15)

Effect of Dilutive Securities
-----------------------------
Stock options                                --               --             --               --             --            --
                                       ----------       ----------      -------       ----------     ----------       -------

Diluted EPS
-----------------------------
Loss available to common
stockholders plus assumed
exercise of stock options              $ (231,780)       4,370,121      $  (.05)      $ (622,477)     4,221,381       $  (.15)
                                       ==========       ==========      =======       ==========     ==========       =======

    The diluted income (loss) per share computations for the six months ended June 30, 2003 and for the three and six months ended June 30, 2002 exclude incremental shares of approximately 253,399 and 429,257 and 500,550 respectively, related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during the period. In addition, the Company's Debentures were not included in the computation of diluted income (loss) per share for the six and three months ended months ended June 30, 2003 and 2002 because the effect of including them would be antidilutive.


    NOTE 8 - RELATED PARTY TRANSACTIONS

    Langer has engaged a company which is owned by the brother-in-law of a senior executive of Langer, to provide certain technology related products and services. Costs incurred for products and services provided by this company were approximately $46,000 and $83,000, during the three and six months ended June 30, 2003, and approximately $11,000 and $31,000 during the three and six months ended June 30, 2002.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company disclosed its critical accounting policies and estimates in the December 31, 2002 Form 10-K. There have been no changes to those critical accounting policies and estimates during the six months ended June 30, 2003.


    RESULTS OF OPERATIONS

    Net sales for the six months ended June 30, 2003 were $11,949,922 or 53% above net sales of $7,830,928 for the six months ended June 30, 2002. Net sales for the three months ended June 30, 2003 were $6,364,744 or 36% above net sales of $4,692,309 for the three months ended June 30, 2002. Net sales of custom orthotics were $9,150,585 and $4,949,164 while net sales of distributed products were $2,799,337 and $1,415,580 for the six and three months ended June 30, 2003, respectively. Net sales for the three and six months ended June 30, 2003 attributable to acquisitions were $1,026,912 and $2,928,854, respectively.

    Net sales of custom orthotics for the six months ended June 30, 2003 were $9,150,585 as compared to $6,472,226 for the six months ended June 30, 2002, an increase of $2,678,359. Net sales of custom orthotics for the three months ended June 30, 2003 were $4,949,164 as compared to $3,787,209 for the three months ended June 30, 2002. Net sales of custom orthotics related to acquisitions were $746,705 and $1,771,276 for the three and six months ended June 30, 2003. Net sales of custom orthotics, exclusive of net sales related to acquisitions, increased $415,250 or approximately 11% and $907,083 or approximately 14% for the three and six months ended June 30, 2003 respectively, as a result of increases in the Company's Canadian and United Kingdom business and increases in the Company's Langer Ankle Stabilizing Technology (LAST) business.

    Net sales of distributed products for the six months ended June 30, 2003 were $2,799,337 as compared to $1,358,702 for the six months ended June 30, 2002, an increase of $1,440,635. Net sales of distributed products for the three months ended June 30, 2003 were $1,415,580 as compared to $905,100 for the three months ended June 30, 2002. Net sales of distributed products attributable to acquisitions were $280,207 and $1,157,578 for the three and six months ended June 30, 2003. Net sales of distributed products exclusive of net sales related to acquisitions increased $230,273 or approximately 25% and $283,057 or approximately 21% for the three and six months ended June 30, 2003 respectively, as a result of increases in unit sales of most of the distributed product line.

    Gross profit as a percentage of net sales for the six months ended June 30, 2003 was 34.2%, as compared to 36.1% for the six months ended June 30, 2002. Gross profit as a percentage of net sales for the three months ended June 30, 2003 was 36.0% as compared to 36.4% for the three months ended June 30, 2002. Gross profit as a percentage of net sales declined as a result of higher material costs, offset in part as a percentage of sales by lower labor costs and lower manufacturing overhead.

    Selling expenses for the six months ended June 30, 2003, were $1,550,427 or 13.0% of net sales as compared to $1,319,640 or 16.9% of net sales for the six months ended June 30, 2002. Selling expenses for the three months ended June 30 2003 were $798,096 or 12.5% of net sales as compared to $797,743 or 17.0% of net sales for the six months ended June 30, 2002. Selling expenses as a percentage of sales for the quarter improved primarily as a result of the increased revenues from acquisitions which spread the fixed selling costs incurred over a larger sales base.

    General and administrative expenses for the six months ended June 30, 2003 were $2,358,187 or 19.7% of net sales for the six months ended June 30, 2003 as compared to $1,855,384 or 23.7% of net sales for the six months ended June 30, 2002. General and administrative expenses for the three months ended June 30, 2003 were $1,270,411 or 20.0% as compared to $1,084,989 or
    23.1% of net sales for the three months ended June 30, 2002. General and administrative expense as a percentage of net sales improved primarily as a result of the increased revenues from acquisitions, which spread the fixed costs over a larger sales base. General and administrative costs increased in dollars as a result of increased costs incurred as we continue to strengthen our infrastructure.

    Other income (expense), net, was $(316,878) for the six months ended June 30, 2003, as compared to $(258,415) for the six months ended June 30, 2002. The increase in other income (expense) is attributable to interest on the notes issued in connection with the Benefoot acquisition as well as reduced interest income as cash on hand was expended to complete the acquisitions.


    LIQUIDITY AND CAPITAL RESOURCES

    Working capital as of June 30, 2003 was $7,746,685, as compared to $10,568,549 as of December 31, 2002. Cash balances at June 30, 2003 were $5,657,191, a decrease of $3,754,519 from the $9,411,710 at December 31,
    2002. The reduction in cash is attributable to the cash used to complete the acquisition of Bi-Op, the repayment of $1,000,000 of notes payable in connection with the Benefoot acquisition, the payment of contingent consideration in connection with the Benefoot acquisition as well as cash used to pay year end bonuses, annual insurance premiums and the purchase of a computer software system.

    In connection with the acquisition of Benefoot, the Company issued $1,800,000 of 4% Promissory notes. $1,000,000 of the Promissory notes were paid on May 6, 2003 and the balance are due on May 6, 2004. Interest expense on these notes for the three and six months ended June 30, 2003 was $29,932 and $11,932, respectively.

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

    Repurchases of the Company's common stock may be made from time to time in the open market at prevailing prices or in privately negotiated transactions, subject to available resources. The Company may also finance acquisitions of other companies or product lines in the future from existing cash balances, from borrowings from institutional lenders, and/or the public or private offerings of debt or equity securities. Management believes that its existing cash balances will be adequate to meet the Company's cash needs for the next twelve months.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any variable interest entities. Therefore, the adoption of FIN 46 did not have a material effect on the Company's consolidated financial statements.

    In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's consolidated financial statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

    In 2002, the Company adopted the provision of Emerging Issues Task Force ("ETIF") Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the income statement classification for shipping and handling fees. In accordance with EITF 00-10, net sales and cost of sales have been increased by $212,152 and $357,323 for the three and six months ended June 30, 2002, respectively. Net sales and cost of sales have been restated from previously issued reports. The change in classification had no impact on the Company's consolidated results of operations, cash flows or financial position.


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

     PART II.     OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders
                  The Company held its annual meeting of stockholders on June 25, 2003. Of the 4,377,255 shares of the Company's common stock entitled to vote at the meeting, 3,924,234 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 90% of the Company's outstanding shares of common stock.

                  At the meeting, the Company's stockholders approved the election of Burtt R. Ehrlich, Andrew H. Meyers, Jonathan R. Foster, Arthur Goldstein, Greg Nelson, and Thomas W. Strauss to the Company's board of directors. The Company's stockholders voted as follows in connection with such election:

                                                   For:              Withheld:
                                                   ----              ---------
                  Burtt R. Ehrlich               3,923,868              366
                  Andrew H. Meyers               3,923,868              366
                  Jonathan R. Foster             3,924,168               66
                  Arthur Goldstein               3,924,168               66
                  Greg Nelson                    3,924,168               66
                  Thomas W. Strauss              3,924,168               66

                  At the meeting, the Company's stockholders approved the appointment of Deloitte & Touche LLP as the Company's independent auditor for the Company's fiscal year ending December 31, 2003. There were 3,923,868 votes in favor, 41 votes against and 325 abstentions in connection with such proposal.


     Item 6.      Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 - Certification pursuant to 18 U.S.C. 1350.
         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on May 13, 2003, to report information under Item 9, Regulation FD Disclosure, regarding the announcement of the Company's results for the quarter ended March 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LANGER, INC.


     Date:   August 12, 2003                 By: /s/ Andrew H. Meyers
                                                ------------------------------
                                                Andrew H. Meyers
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


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

                                 CERTIFICATIONS



I, Andrew H. Meyers, certify that:


    1.   I have reviewed this quarterly report on Form 10-Q of Langer, Inc.,

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Langer, Inc. as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c. Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 12, 2003

/s/ Andrew H. Meyers
-----------------------
Andrew H. Meyers
President and
Chief Executive Officer

                                 CERTIFICATIONS



I, Anthony J. Puglisi, certify that:


    1.   I have reviewed this quarterly report on Form 10-Q of Langer, Inc.,

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Langer, Inc. as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         c. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d. Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         d. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 12, 2003

/s/ Anthony J. Puglisi
-----------------------
Anthony J. Puglisi
Vice President and
Chief Financial Officer