Form 10-Q
period 2003-09-30
LANGER INC
filed 2003-11-13
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                        --------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           Commission File No. 0-12991
                                               -------

                                  LANGER, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                      11-2239561
---------------------------------------         --------------------------------
  (State or other jurisdiction                      (I.R.S. employer iden-
      of incorporation or                             tification number)
         organization)


                450 COMMACK ROAD, DEER PARK, NEW YORK 11729-4510
                ------------------------------------------------
               (Address of principal executive offices) (Zip code)


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

Common Stock, Par Value $.02 - 4,447,451 shares as of November 6, 2003.

                                      INDEX


LANGER, INC. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION                                              PAGE
Item 1.       Financial Statements

              Unaudited Consolidated Balance Sheets                                 3

              Unaudited Consolidated Statements of Operations                       4

              Unaudited Consolidated Statement of Stockholders' Equity              5

              Unaudited Consolidated Statements of Cash Flows                       6

              Notes to Unaudited Consolidated Financial Statements               7-16

Item 2.       Management's Discussion and Analysis of Financial Condition       17-19
                and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk           20

Item 4.       Controls and Procedures                                              21

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                     22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  LANGER, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30, 2003          DECEMBER 31, 2002
                                                                                ----------------------     -----------------------
                                                                                     (UNAUDITED)
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                         $   5,669,923              $    9,411,710
     Accounts receivable, net of allowance for doubtful
     accounts of $172,987 and $124,935, respectively                                       3,565,477                   2,937,340
     Inventories, net                                                                      2,521,302                   2,353,153
     Prepaid expenses and other                                                              634,902                     627,154
                                                                                ----------------------     -----------------------
          Total current assets                                                            12,391,604                  15,329,357

Property and equipment, net                                                                2,330,896                     943,893
Identifiable intangible assets, net                                                        4,023,432                   3,313,413
Goodwill                                                                                   4,020,938                   3,186,386
Other assets                                                                                 916,817                   1,037,105
                                                                                ----------------------     -----------------------
          Total assets                                                                 $  23,683,687              $   23,810,154
                                                                                ======================     =======================
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                              $     800,000              $    1,000,000
     Accounts payable                                                                      1,121,801                   1,235,598
     Other current liabilities                                                             2,129,286                   1,864,344
     Unearned revenue                                                                        665,006                     660,866
                                                                                ----------------------     -----------------------
          Total current liabilities                                                        4,716,093                   4,760,808

Long-term debt                                                                            14,589,000                  15,389,000
Unearned revenue                                                                             166,346                     162,455
Accrued pension expense                                                                      209,539                     209,539
Other liabilities                                                                            544,141                     176,138
                                                                                ----------------------     -----------------------
          Total liabilities                                                               20,225,119                  20,697,940
                                                                                ----------------------     -----------------------
Stockholders' equity
     Preferred stock, no par value; authorized 250,000 shares;
     no shares issued                                                                     -                          -
     Common stock, $.02 par value; authorized 50,000,000 and
     10,000,000 shares; issued 4,444,355 and 4,336,744, respectively                          88,887                      86,735
     Additional paid-in capital                                                           13,192,191                  12,825,237
     Accumulated deficit                                                                  (9,335,980)                 (9,153,669)
     Accumulated other comprehensive loss                                                   (371,073)                   (530,632)
                                                                                ----------------------     -----------------------
                                                                                           3,574,025                   3,227,671

     Treasury stock at cost, 67,100 shares                                                  (115,457)                   (115,457)
                                                                                ----------------------     -----------------------
          Total stockholders' equity                                                       3,458,568                   3,112,214
                                                                                ----------------------     -----------------------
          Total liabilities and stockholders' equity                                   $  23,683,687              $   23,810,154
                                                                                ======================     =======================


See accompanying notes to unaudited financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                           2003            2002             2003              2002
                                                      --------------- ---------------  ---------------- -----------------
Net sales                                               $ 6,332,684    $  5,483,148      $ 18,282,606     $  13,314,076

Cost of sales                                             4,113,520       3,517,419        11,981,180         8,523,885
                                                      --------------- ---------------  ---------------- -----------------

   Gross profit                                           2,219,164       1,965,729         6,301,426         4,790,191

Selling expenses                                            783,423         870,760         2,333,850         2,190,400

General and administrative expenses                       1,206,363       1,035,923         3,564,550         2,891,307
                                                      --------------- ---------------  ---------------- -----------------
   Operating income (loss)                                  229,378          59,046           403,026          (291,516)
                                                      --------------- ---------------  ---------------- -----------------
Other income (expense):

Interest income                                              33,462          58,510           111,235           202,933

Interest expense                                           (157,281)       (165,548)         (483,274)         (471,182)

Other                                                       (17,990)        (46,443)          (86,648)         (143,647)
                                                      --------------- ---------------  ---------------- -----------------

   Other income (expense), net                             (141,809)       (153,481)         (458,687)         (411,896)
                                                      --------------- ---------------  ---------------- -----------------
   Income (loss) before income taxes                         87,569         (94,435)          (55,661)         (703,412)

Provision for income taxes                                   38,100           7,000           126,650            20,500
                                                      --------------- ---------------  ---------------- -----------------

   Net income (loss)                                    $    49,469    $   (101,435)     $   (182,311)    $    (723,912)
                                                      =============== ===============  ================ =================
Weighted average number of common shares used in
   computation of net income (loss) per share:

       Basic                                              4,377,255       4,269,644         4,372,525         4,237,645
                                                      =============== ===============  ================ =================
       Diluted                                            4,625,874       4,269,644         4,372,525         4,237,645
                                                      =============== ===============  ================ =================

Net income (loss) per common share:

       Basic                                            $       .01    $       (.02)     $       (.04)    $        (.17)
                                                      =============== ===============  ================ =================
       Diluted                                          $       .01    $       (.02)     $       (.04)    $        (.17)
                                                      =============== ===============  ================ =================


See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                              Accumulated Other
                                                                                              Comprehensive Loss
                                                                                              ------------------
                             Common Stock                      Additional                    Foreign      Minimum        Total
                             ------------        Treasury       Paid-in      Accumulated    Currency      Pension    Stockholders'
                          Shares     Amount       Stock         Capital        Deficit     Translation   Liability      Equity
                        ------------------------------------------------------------------------------------------------------------
Balance at
January 1, 2003          4,336,744  $ 86,735    $ (115,457)   $ 12,825,237  $ (9,153,669)   $ (26,217)  $ (504,415)   $ 3,112,214

Net loss for nine
months ended
September 30, 2003                                                              (182,311)                                (182,311)

Foreign currency
adjustment                                                                                    159,559                     159,559

Issuance of stock
to purchase business       107,611     2,152                       366,954                                                369,106
                        ------------------------------------------------------------------------------------------------------------
Balance at
September 30, 2003       4,444,355  $ 88,887    $ (115,457)   $ 13,192,191  $ (9,335,980)   $ 133,342   $ (504,415)   $ 3,458,568
                        ============================================================================================================



See accompanying notes to unaudited consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR NINE MONTHS ENDED SEPTEMBER 30,

                                                                              2003                           2002
                                                                      --------------------            ------------------
Cash Flows From Operating Activities:

Net loss                                                                  $     (182,311)                $    (723,912)

  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                575,929                       531,262
    Compensation expense for options acceleration                               --                              20,057
    Provision for doubtful accounts receivable                                    63,565                        45,556
    Deferred income taxes                                                        100,000                          (118)
    Issuance of common stock and options for consulting services                --                               5,242
  Changes in operating assets and liabilities:
    Accounts receivable                                                         (337,138)                     (430,833)
    Inventories                                                                   (2,943)                     (376,150)
    Prepaid expenses and other assets                                            186,461                      (165,785)
    Accounts payable and other current liabilities                               (79,179)                      340,448
    Unearned revenue and other liabilities                                      (199,205)                       (1,871)
                                                                      --------------------            ------------------

          Net cash provided by (used in) operating activities                    125,179                      (756,104)
                                                                      --------------------            ------------------
Cash Flows From Investing Activities:
  Purchase of business, net of cash acquired                                  (1,747,913)                   (4,528,914)
  Purchase of fixed assets                                                    (1,119,053)                     (333,504)
                                                                      --------------------            ------------------

          Net cash used in investing activities                               (2,866,966)                   (4,862,418)
                                                                      --------------------            ------------------

Cash Flows From Financing Activities:
  Proceeds from the exercise of stock options                                   --                               6,563
  Payment of promissory notes                                                 (1,000,000)                      --
                                                                      --------------------            ------------------
          Net cash (used in) provided by financing activities                 (1,000,000)                        6,563
                                                                      --------------------            ------------------

Net decrease in cash and cash equivalents                                     (3,741,787)                   (5,611,959)

Cash and cash equivalents at beginning of period                               9,411,710                    15,796,922
                                                                      --------------------            ------------------
Cash and cash equivalents at end of period                                $    5,669,923                 $  10,184,963
                                                                      ====================            ==================

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:

    Interest                                                              $      337,384                 $     471,182
                                                                      ====================            ==================
    Income taxes                                                          $     --                       $     --
                                                                      ====================            ==================


See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
         ------------------------------------------------------------

(A) BASIS OF PRESENTATION
    ---------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

    Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(B) CHANGE IN STATE OF INCORPORATION
    --------------------------------

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

(C) INCOME (LOSS) PER SHARE
    -----------------------

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

(D) PROVISION FOR INCOME TAXES
    --------------------------

    For the three and nine months ended September 30, 2003 and 2002, there were no current provisions for income taxes on domestic operations. The provision for income taxes on foreign operations was $2,850 and $26,650 for the three and nine months ended September 30, 2003, respectively. The provision for income taxes on foreign operations for the three and nine months ended September 30, 2002 was estimated at $7,000 and $20,500, respectively.

    Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS No. 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $35,250 and $100,000 during the three and nine months ended September 30, 2003, respectively, which would not have been required prior to the adoption of SFAS No. 142.

(E) RECLASSIFICATIONS
    -----------------

    Certain amounts have been reclassified in the prior period consolidated financial statements to present them on a basis consistent with the current year.

(F) SEASONALITY
    -----------

    A substantial portion of the Company's revenue is derived from the sale of custom orthotics. North American custom orthotic revenue has historically been significantly higher in the warmer months of the year, while custom orthotic revenue of the Company's United Kingdom subsidiary has historically not evidenced any seasonality.

(G) STOCK OPTIONS
    -------------

    At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                  Three months ended                    Nine months ended
                                                                     September 30,                        September 30,
                                                           ---------------------------------    ---------------------------------
                                                                2003               2002              2003               2002
                                                           --------------     --------------    ---------------    --------------
    Net income (loss) - as reported                            $  49,469         $ (101,435)       $ (182,311)       $ (723,912)

    Deduct: Total stock-based employee
            compensation expense determined
            under fair value basis method for
            all rewards, net of tax                              (31,478)           (31,478)         (112,838)          (47,217)
                                                           --------------     --------------    ---------------    --------------

    Pro forma net income (loss)                                $  17,991         $ (132,913)       $ (295,149)       $ (771,129)
                                                           ==============     ==============    ===============    ==============
    Net income (loss) per share:

         Basic- as reported                                    $     .01         $     (.02)       $     (.04)       $     (.17)
                                                           ==============     ==============    ===============    ==============
         Basic- pro forma                                      $     .00         $     (.03)       $     (.07)       $     (.18)
                                                           ==============     ==============    ===============    ==============

         Diluted- as reported                                  $     .01         $     (.02)       $     (.04)       $     (.17)
                                                           ==============     ==============    ===============    ==============
         Diluted- pro forma                                    $     .00         $     (.03)       $     (.07)       $     (.18)
                                                           ==============     ==============    ===============    ==============

(H) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    -----------------------------------------

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

    In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

    In 2002, the Company adopted the provision of Emerging Issues Task Force ("ETIF") Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the income statement classification for shipping and handling fees. In accordance with EITF 00-10, net sales and cost of sales have been increased by $252,710 and $610,033 for the three and nine months ended September 30, 2002, respectively. Net sales and cost of sales have been restated from previously issued reports. The change in classification had no impact on the Company's consolidated results of operations, cash flows or financial position.

NOTE 2 - ACQUISITIONS
         ------------

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

The following table sets forth the components of the estimated purchase price:

          Cash consideration                                    $   1,201,574
          Common stock issued                                         369,106
          Transaction costs                                           513,149
                                                               ---------------
                                Total purchase price            $   2,083,829
                                                               ===============

The following table provides the preliminary allocation of the estimated purchase price:

          Assets:      Cash and cash equivalents                $     194,531
                       Accounts receivables                           292,372
                       Inventories                                    111,153
                       Prepaid expenses and other                     143,919
                       Property and equipment                         437,478
                       Goodwill                                       606,832
                       Identified intangible assets                   900,000
                       Other assets                                    41,803
                                                               ---------------
                                                                    2,728,088
                                                               ---------------
          Liabilities: Accounts payable                                68,801
                       Accrued liabilities                            118,633
                       Deferred income tax                            270,000
                       Long term debt and other liabilities           186,825
                                                               ---------------
                                                                      644,259
                                                               ---------------
                                Total purchase price            $   2,083,829
                                                               ===============

B) BENEFOOT, INC. AND BENEFOOT PROFESSIONAL PRODUCTS, INC.
   -------------------------------------------------------

On May 6, 2002, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and liabilities of each of Benefoot, Inc. and Benefoot Professional Products, Inc. (jointly, "Benefoot"), pursuant to the terms of an asset purchase agreement (the "Asset Purchase Agreement"). The assets acquired include machinery and equipment, other fixed assets, inventory, receivables, contract rights, and intangible assets.

In connection with the acquisition, the Company paid consideration of $6.1 million, of which $3.8 million was paid in cash, $1.8 million was paid through the issuance of promissory notes (the "Promissory Notes") and $500,000 was paid by issuing 61,805 shares of common stock (the "Shares"), together with certain registration rights. $1,000,000 of the Promissory Notes were paid on May 6, 2003 and the balances are due on May 6, 2004. The Promissory Notes bear interest at 4%. The Company also assumed certain liabilities of Benefoot, including approximately $300,000 of long-term indebtedness. The Company also agreed to pay Benefoot up to an additional $1,000,000 upon satisfaction of certain performance targets on or prior to May 6, 2004. As of September 30, 2003, the Company has paid $301,201 based upon the satisfaction of performance targets for 2002. The Company funded the entire cash portion of the purchase price through working capital generated principally through the prior sale of the Company's 4% convertible subordinated notes due August 31, 2006.

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

The following table sets forth the components of the estimated purchase price:

          Cash consideration                                        $  3,800,351
          Benefoot long term debt paid at closing                        307,211
                                                                   --------------

            Total cash paid at closing                                               $  4,107,562

          Promissory notes issued                                                       1,800,000
          Common stock issued                                                             529,512
          Transaction costs                                                               680,228
          Contingent consideration                                                        301,201
                                                                                    --------------
                                           Total purchase price                      $  7,418,503
                                                                                    ==============

The following table provides the allocation of the purchase price:

          Assets:      Cash and cash equivalents                    $   225,953
                       Accounts receivables                             806,370
                       Inventories                                      660,559
                       Prepaid expenses and other                        76,973
                       Property and equipment                           155,110
                       Goodwill                                       3,414,106
                       Identified intangible assets                   3,430,000
                       Other assets                                       6,162
                                                                  --------------
                                                                      8,775,233
                                                                  --------------
          Liabilities: Accounts payable                                 647,873
                       Accrued liabilities                              389,400
                       Unearned revenue                                 210,355
                       Long term debt & other liabilities               109,102
                                                                  --------------
                                                                      1,356,730
                                                                  --------------
                                        Total purchase price       $  7,418,503
                                                                  ==============

In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill and intangible assets with indefinite lives (trade names with an estimated fair value of $1,600,000). The Company did not recognize any impairment losses on goodwill during the three and nine months ended September 30, 2003 and 2002.

Identifiable intangible assets at September 30, 2003 consist of:

                                                                                        Accumulated
               Assets                   Amortization Period     Gross Carrying Value    Amortization     Net Carrying Value
-----------------------------------     -------------------     --------------------    ------------     ------------------
Trade names                                 indefinite          $          1,600,000    $     -          $        1,600,000

Non-competition agreements                   7-8 years                       630,000          83,625                546,375

License agreements and                       11 years                      1,600,000         204,193              1,395,807
related technology

Repeat customer base                         20 years                        500,000          18,750                481,250
                                                                --------------------    ------------     ------------------
                                                                $          4,330,000    $    306,568     $        4,023,432
                                                                ====================    ============     ==================

Aggregate amortization expense for the three and nine months ended September 30, 2003 was $63,327 and $189,981, respectively and was $48,034 and $72,010 for the three and nine months ended September 30, 2002, respectively.

At September 30, 2003, estimated future amortization expense is approximately $63,000 for the remaining three months of 2003 and approximately $253,000 per annum for 2004 to 2008.

Unaudited pro forma results of operations for the three and nine months ended September 30, 2002, as if the Company acquired Bi-Op and Benefoot at the beginning of that year, include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the realization of cost savings from operating efficiencies, synergies or other effects resulting from the acquisition, and are not necessarily indicative of the actual consolidated results of operations had the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results were:

                                    Three months ended      Nine months ended
                                    September 30, 2002      September 30, 2002
                                    ------------------      ------------------
      Net sales                     $       5,927,596       $      17,147,879

      Net loss                      $         (48,240)      $        (553,253)

      Basic and diluted loss
        per share                   $            (.01)      $            (.13)


NOTE 3 - INVENTORIES, NET
         ----------------

Inventories consist of:

                                                         September 30, 2003     December 31, 2002
                                                         -------------------    ------------------
                                                             (Unaudited)
      Raw materials                                      $        1,592,513     $       1,224,136
      Work-in-process                                               180,030               180,135
      Finished goods                                              1,050,668             1,169,287
                                                         -------------------    ------------------
                                                                  2,823,211             2,573,558
      Less: allowance for excess and obsolescence                   301,909               220,405
                                                         -------------------    ------------------
                                                         $        2,521,302     $       2,353,153
                                                         ===================    ==================

NOTE 4 - LONG TERM DEBT
         --------------

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections, and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to Call any of the Notes, the holders of the Notes may elect to convert the Notes for the Company's common stock. Interest is payable semi-annually on the last day of June and December. Interest expense on these Notes for both the three and nine month periods ended September 30, 2003 and 2002 was $145,890 and $437,670, respectively.

The Company received net proceeds of $13,668,067 from the offering of the Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for the three and nine months ended September 30, 2003 was $48,443 and $145,329, respectively and for the three and nine months ended September 30, 2002 was $48,443 and $144,662, respectively.

The Company issued $1,800,000 in Promissory Notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were paid on May 6, 2003 and the balances are due on May 6, 2004. Interest expense for the three and nine months ended September 30, 2003 was $8,000 and $37,932, respectively, and $18,000 and $29,200 for the three and nine months ended September 30, 2002, respectively.

NOTE 5 - SEGMENT INFORMATION
         -------------------

In the quarter and nine months ended September 30, 2003, the Company operated in two segments (custom orthotics and distributed products) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the three and nine months ended September 30, 2003 is summarized as follows:

                                                            CUSTOM             DISTRIBUTED
       THREE MONTHS ENDED SEPTEMBER 30, 2003               ORTHOTICS             PRODUCTS                 TOTAL
----------------------------------------------------     -------------        --------------          -------------
Net sales                                                $   4,924,434        $    1,408,250           $ 6,332,684
Gross profit                                                 1,777,956               441,208             2,219,164
Operating profit (loss)                                        (45,263)              274,641               229,378
Depreciation and amortization                                  195,824                 4,495               200,319
Capital expenditures                                           388,953                    -                388,953

                                                            CUSTOM             DISTRIBUTED
        NINE MONTHS ENDED SEPTEMBER 30, 2003               ORTHOTICS             PRODUCTS                 TOTAL
----------------------------------------------------     -------------        --------------          -------------
Net sales                                                $   14,075,019       $    4,207,587          $ 18,282,606
Gross profit                                                  5,134,980            1,166,446             6,301,426
Operating profit (loss)                                        (248,084)             651,110               403,026
Depreciation and amortization                                   563,254               12,675               575,929
Capital expenditures                                          1,103,479               15,574             1,119,053

The Company operated in one segment (custom orthotics) in the three and nine months ended September 30, 2002 since the distributed products segment established in the year ended December 31, 2002 had not been considered significant. Net sales for custom orthotics were $4,174,875 and $10,647,101, respectively and net sales for distributed products were $1,308,273 and $2,666,975, respectively, for the three and nine months ended September 30, 2002. Information regarding gross profit, operating profit (loss), depreciation and amortization and capital expenditures for the three and nine months ended September 30, 2002 is not available.

Geographical segment information is summarized as follows:

                                                                 NORTH           UNITED        CONSOLIDATED
       THREE MONTHS ENDED SEPTEMBER 30, 2003                    AMERICA          KINGDOM          TOTAL
-------------------------------------------------------     --------------     -----------     -------------
Net sales from external customers                           $    5,739,657     $   593,027     $   6,332,684
Intersegment net sales                                              56,012          -                 56,012
Gross profit                                                     1,994,984         224,180         2,219,164
Operating profit                                                   144,677          84,701           229,378
Depreciation and amortization                                      186,614          13,705           200,319
Capital expenditures                                               386,061           2,892           388,953

                                                                 NORTH           UNITED        CONSOLIDATED
       THREE MONTHS ENDED SEPTEMBER 30, 2002                    AMERICA          KINGDOM          TOTAL
-------------------------------------------------------     --------------     -----------     -------------
Net sales from external customers                           $    4,916,468     $   566,680     $   5,483,148
Intersegment net sales                                              66,180         -                  66,180
Gross profit                                                     1,718,038         247,691         1,965,729
Operating profit (loss)                                            (48,212)        107,258            59,046
Depreciation and amortization                                      190,974          12,778           203,752
Capital expenditures                                               112,720          15,610           128,330

                                                                 NORTH           UNITED        CONSOLIDATED
        NINE MONTHS ENDED SEPTEMBER 30, 2003                    AMERICA          KINGDOM          TOTAL
-------------------------------------------------------     --------------     -----------     -------------
Net sales from external customers                           $   16,382,112     $ 1,900,494     $  18,282,606
Intersegment net sales                                             213,064          -                213,064
Gross profit                                                     5,554,212         747,214         6,301,426
Operating profit                                                    69,850         333,176           403,026
Depreciation and amortization                                      534,862          41,067           575,929
Capital expenditures                                             1,104,326          14,727         1,119,053

                                                                 NORTH           UNITED        CONSOLIDATED
        NINE MONTHS ENDED SEPTEMBER 30, 2002                    AMERICA          KINGDOM          TOTAL
-------------------------------------------------------     --------------     ----------      -------------
Net sales from external customers                           $   11,661,376     $ 1,652,700     $  13,314,076
Intersegment net sales                                             231,581          -                231,581
Gross profit                                                     4,082,729         707,462         4,790,191
Operating profit (loss)                                           (614,430)        322,914          (291,516)
Depreciation and amortization                                      494,078          37,184           531,262
Capital expenditures                                               308,708          24,796           333,504

NOTE 6 - COMPREHENSIVE INCOME (LOSS)
         ---------------------------

The Company's comprehensive income (loss) were as follows:

                                                       Three months ended September 30,       Nine months ended September 30,
                                                       --------------------------------       --------------------------------
                                                          2003                  2002             2003                 2002
                                                       ----------           -----------       ----------           -----------
    Net income (loss)                                  $   49,469           $  (101,435)      $ (182,311)          $  (723,912)

    Other comprehensive income (loss) net of tax:

    Change in equity resulting from
    translation of financial statements
    into U.S. dollars                                      22,035                 5,758          159,559                17,850
                                                       ----------           -----------       ----------           -----------
    Comprehensive income (loss)                        $   71,504           $   (95,677)      $  (22,752)          $  (706,062)
                                                       ==========           ===========       ==========           ===========


NOTE 7 - INCOME (LOSS) PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

                                                                  Three months ended September 30,
                                      -----------------------------------------------------------------------------------------
                                                         2003                                          2002
                                      -------------------------------------------    ------------------------------------------
                                                                          Per                                          Per
    Basic EPS                         Income(loss)       Shares          Share       Income(loss)      Shares          Share
    -----------------------------     -------------    -----------     ----------    ------------    ----------     -----------
    Income (loss) available to
    common stockholders               $    49,469       4,377,255        $   .01     $  (101,435)     4,269,644      $    (.02)

    Effect of Dilutive Securities
    -----------------------------
    Stock options                          --             248,619          --             --             --              --
                                      -------------    -----------     ----------    ------------    ----------     -----------
    Diluted EPS
    -----------------------------
    Income (loss) available to
    common stockholders plus
    assumed exercise of stock
    options                           $    49,469       4,625,874        $   .01     $  (101,435)     4,269,644      $    (.02)
                                      =============    ===========     ==========    ============    ==========     ===========

                                                                  Nine months ended September 30,
                                      -----------------------------------------------------------------------------------------
                                                         2003                                          2002
                                      -------------------------------------------    ------------------------------------------
                                                                          Per                                          Per
    Basic EPS                         Income(loss)       Shares          Share       Income(loss)      Shares          Share
    -----------------------------     -------------    -----------     ----------    ------------    ----------     -----------
    Loss available to common
    stockholders                      $  (182,311)      4,372,525        $  (.04)    $  (723,912)     4,237,645      $    (.17)

    Effect of Dilutive Securities
    -----------------------------
    Stock options                          --              --              --             --             --              --
                                      -------------    -----------     ----------    ------------    ----------     -----------
    Diluted EPS
    -----------------------------
    Loss available to common
    stockholders plus assumed
    exercise of stock options         $  (182,311)      4,372,525        $  (.04)    $  (723,912)     4,237,645      $    (.17)
                                      =============    ===========     ==========    ============    ==========     ===========

The diluted income (loss) per share computations for the nine months ended September 30, 2003 and for the three and nine months ended September 30, 2002 exclude incremental shares of approximately 251,805 and 275,607 and 447,202, respectively, related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during the period. In addition, the Company's Debentures were not included in the computation of diluted income (loss) per share for the nine and three months ended months ended September 30, 2003 and 2002 because the effect of including them would be antidilutive.

NOTE 8 - RELATED PARTY TRANSACTIONS
         --------------------------

Langer has engaged a company which is owned by the brother-in-law of a senior executive of Langer, to provide certain technology related products and services. Costs incurred for products and services provided by this company were approximately $27,000 and $110,000 during the three and nine months ended September 30, 2003, respectively, and approximately $10,500 and $41,500, during the three and nine months ended September 30, 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The Company disclosed its critical accounting policies and estimates in the December 31, 2002 Form 10-K. There have been no changes to those critical accounting policies and estimates during the nine months ended September 30, 2003.

RESULTS OF OPERATIONS
---------------------

Net sales for the nine months ended September 30, 2003 were $18,282,606 or 37.3% above net sales of $13,314,076 for the nine months ended September 30, 2002. Net sales for the three months ended September 30, 2003 were $6,332,684 or 15.5% above net sales of $5,483,148 for the three months ended September 30, 2002. Net sales of custom orthotics were $14,075,019 and $4,924,434 while net sales of distributed products were $4,207,587 and $1,408,250 for the nine and three months ended September 30, 2003, respectively. Net sales for the nine and three months ended September 30, 2003 attributable to acquisitions were $3,356,624 and $427,770, respectively.

Net sales of custom orthotics for the nine months ended September 30, 2003 were $14,075,019 as compared to $10,647,101 for the nine months ended September 30, 2002, an increase of $3,427,918 or 32.2%. Net sales of custom orthotics for the three months ended September 30, 2003 were $4,924,434 as compared to $4,174,875 for the three months ended September 30, 2002, an increase of $749,559 or 18.0%. Net sales of custom orthotics related to acquisitions were $2,196,478 and $425,202 for the nine and three months ended September 30, 2003, respectively. Net sales of custom orthotics, exclusive of net sales related to acquisitions, increased $1,231,440 or approximately 11.6% and $324,357 or approximately 7.8% for the nine and three months ended September 30, 2003, respectively, as a result of increases in the Company's Canadian and United Kingdom business and increases in the Company's Langer Ankle Stabilizing Technology (LAST) business.

Net sales of distributed products for the nine months ended September 30, 2003 were $4,207,587 as compared to $2,666,975 for the nine months ended September 30, 2002, an increase of $1,540,612 or 57.8%. Net sales of distributed products for the three months ended September 30, 2003 were $1,408,250 as compared to $1,308,273 for the three months ended September 30, 2002, an increase of $99,977 or 7.6%. Net sales of distributed products attributable to acquisitions were $1,160,146 and $2,568 for the nine and three months ended September 30, 2003, respectively. Net sales of distributed products exclusive of net sales related to acquisitions increased $380,466 or approximately 14.3% and $97,409 or approximately 7.4% for the nine and three months ended September 30, 2003 respectively, as a result of increases in unit sales of most of the distributed product line.

Gross profit as a percentage of net sales for the nine months ended September 30, 2003 was 34.5%, as compared to 36.0% for the nine months ended September 30, 2002. Gross profit as a percentage of net sales for the three months ended September 30, 2003 was 35.0% as compared to 35.9% for the three months ended September 30, 2002. Gross profit as a percentage of net sales declined as a result of higher material costs, offset in part as a percentage of sales by lower labor costs and lower manufacturing overhead.

Selling expenses for the nine months ended September 30, 2003 were $2,333,850 or 12.8% of net sales as compared to $2,190,400 or 16.5% of net sales for the nine months ended September 30, 2002. Selling expenses for the three months ended September 30, 2003 were $783,423 or 12.4% of net sales as compared to $870,760 or 15.9% of net sales for the three months ended September 30, 2002. Selling expenses as a percentage of sales for the quarter improved primarily as a result of the increased revenues from acquisitions which spread the fixed selling costs incurred over a larger sales base.

General and administrative expenses for the nine months ended September 30, 2003 were $3,564,550 or 19.5% of net sales for the nine months ended September 30, 2003 as compared to $2,891,307 or 21.7% of net sales for the nine months ended September 30, 2002. General and administrative expenses for the three months ended September 30, 2003 were $1,206,363 or 19.0% as compared to $1,035,923 or 18.9% of net sales for the three months ended September 30, 2002. General and administrative expense as a percentage of net sales improved primarily as a result of the increased revenues from acquisitions, which spread the fixed costs over a larger sales base. General and administrative costs increased in dollars as a result of increased costs incurred as we continue to strengthen our infrastructure.

Other income (expense), net, was $(458,687) for the nine months ended September 30, 2003, as compared to $(411,896) for the nine months ended September 30, 2002. Other income (expense), net, was $(141,809) for the three months ended September 30, 2003, as compared to $(153,481) for the three months ended September 30, 2002. The increase in other income (expense) is primarily attributable to reduced interest income as cash on hand was expended to complete acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital as of September 30, 2003 was $7,675,511, as compared to $10,568,549 as of December 31, 2002. Cash balances at September 30, 2003 were $5,669,923, a decrease of $3,741,787 from the $9,411,710 at December 31, 2002.
The reduction in cash is primarily attributable to the cash used to complete the acquisition of Bi-Op, the repayment of $1,000,000 of Promissory Notes in connection with the Benefoot acquisition, the payment of contingent consideration in connection with the Benefoot acquisition as well as cash used to pay year end bonuses, annual insurance premiums and the purchase and implementation of an enterprise wide computer software system.

In connection with the acquisition of Benefoot, the Company issued $1,800,000 of 4% Promissory Notes. $1,000,000 of the Promissory Notes were paid on May 6, 2003 and the balances are due on May 6, 2004. Interest expense on these notes for the three and nine months ended September 30, 2003 was $8,000 and $37,932, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

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

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

In 2002, the Company adopted the provision of Emerging Issues Task Force ("ETIF") Consensus No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which addresses the income statement classification for shipping and handling fees. In accordance with EITF 00-10, net sales and cost of sales have been increased by $252,710 and $610,033 for the three and nine months ended September 30, 2002, respectively. Net sales and cost of sales have been restated from previously issued reports. The change in classification had no impact on the Company's consolidated results of operations, cash flows or financial position.

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

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        31.1* - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2* - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1* - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on August 11, 2003, to report information under Item 9, Regulation FD Disclosure, regarding the announcement of the Company's results for the quarter ended June 30, 2003.

        * Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               LANGER, INC.


Date: November 13, 2003                        By: /s/ Andrew H. Meyers
                                                   -----------------------------
                                                   Andrew H. Meyers
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                               By: /s/ Anthony J. Puglisi
                                                   -----------------------------
                                                   Anthony J. Puglisi
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)