Form 10-K
period 2003-12-31
LANGER INC
filed 2004-03-30
CIK 725460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-12991

                                  LANGER, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                            11-2239561
  (State or other jurisdiction                              (I.R.S. employer
of incorporation or organization)                        identification number)

                450 Commack Road, Deer Park, New York 11729-4510
               (Address of principal executive offices) (Zip code)

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

                                 YES |_| NO |X|

As of June 30, 2003 (i.e., the last day of Registrant's most recently completed second quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $4,812,586, as computed by reference to the closing price of such common stock ($3.15) multiplied by the number of shares of voting stock outstanding on June 30, 2003 held by non-affiliates (1,527,805 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an "affiliate" of the Company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 24, 2004.

     Class of Common Stock         Outstanding at March 24, 2004
     ---------------------         -----------------------------
     Common Stock, par value                 4,447,451 shares
     $.02 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated herein by reference to the Company's proxy statement for the 2004 annual meeting of the registrant's stockholders or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

                                  LANGER, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM 1.   BUSINESS..........................................................   8
ITEM 2.   PROPERTIES........................................................  16
ITEM 3.   LEGAL PROCEEDINGS.................................................  16
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  16

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...............................................  17
ITEM 6.   SELECTED FINANCIAL DATA...........................................  19
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................  20
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.......................................................  30
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  31
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND DISCLOSURE.........................................  61
ITEM 9A.  CONTROLS AND PROCEDURES...........................................  61

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...................  61
ITEM 11.  EXECUTIVE COMPENSATION............................................  61
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT....................................................  61
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  62
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................  62

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K................................  63

SIGNATURES..................................................................  67

                                     PART I

      Factors that May Affect Future Results and Investment in the Company

In addition to other information in this Annual Report on the Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition could be materially adversely affected.

We have a history of net losses and may incur additional losses in the future.

We have a history of net losses. In order for us to achieve and maintain consistent profitability from our operations, we must continue to achieve product revenue at or above current levels. We may increase our operating expenses as we attempt to expand our product line and acquire other businesses and products. As a result, we will need to increase our revenues significantly to achieve sustainable profitability. We cannot assure you that we will be able to obtain sustainable profitability. Any such failure could have a material adverse effect on our business, financial condition, and results of operations.

A significant portion of our revenues is derived from custom orthotic devices, and our future success may depend on the continued acceptance and growth of these products.

For the year ended December 31, 2003, approximately 77% of our sales were derived from custom orthotic devices. Any material adverse developments with respect to the market acceptance, sale or use of our custom orthotic devices could, therefore, significantly affect our revenues and have a material adverse effect on our business, financial condition and results of operations. The level of market acceptance of our custom orthotic devices could be affected by a number of factors, including:

      o     the effectiveness of our sales and marketing efforts;

      o     unfavorable publicity regarding our products;

      o the price and performance of our products relative to competing products; and

      o changes in government and third-party pay or reimbursement policies and practices with respect to custom orthotic devices.

If we fail to execute our growth strategy, we may not become profitable or achieve sustainable profitability.

A key element of our growth strategy is the acquisition of businesses and assets that will complement our current businesses, increase our size, expand our geographic scope of operations, and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions or satisfactory terms or successfully acquire identified targets. Additionally, competition for acquisition opportunities in our industry may escalate, thereby increasing the costs to us of completing acquisitions or cause us to refrain from making acquisitions. Our growth strategy also depends on our ability to hire and train new staff and managerial personnel, and adapt our structure to comply with present or future legal requirements affecting our arrangements with our healthcare professional customer base. Our ability to implement our growth strategy is also subject to other risks and costs, including;

      o     difficulties in assimilating acquired operations or products;

      o the risk of losing key employees, customers or suppliers of acquired businesses;

      o     diversion of management's attention from our core business;

      o adverse effects on existing business relationships with suppliers and customers;

      o our ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition;

      o risk associated with entering markets in which we have limited or no experience; and

      o     assumption of contingent liabilities of acquisition targets.

Our failure to successfully implement our growth strategy could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to adequately manage our rapid growth.

We have rapidly expanded, and are seeking to continue to rapidly expand, our business. This growth has placed significant demands on management, administrative, operating and financial resources. The continued growth of our customer base, the types of products offered and geographic markets served can be expected to continue to place a significant strain on our resources. Personnel qualified both in the production of our products and the marketing of such products are difficult to find and hire and enhancement of management systems to support growth are difficult to implement. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel, ability to implement successful enhancements to management systems and our ability to adapt those systems, as necessary, to respond to growth in our business. No assurance can be made that we will be able to successfully achieve our objectives. Any such failure could have a material adverse effect on our business, financial condition, and results of operations.

We may face difficulties integrating the operations of acquired businesses.

Part of our growth strategy has been and will continue to be the acquisition of businesses. Our ability to integrate the operations of these businesses is subject to various risks, and we may not be able to realize the operating efficiencies, synergies, or other benefits expected from these acquisitions. Our failure to successfully integrate the operations of these acquired businesses in a timely manner without incurring unexpected costs could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to raise adequate financing to fund our operations and growth prospects.

Our acquisition and product expansion programs, debt servicing requirements, and existing operations may require substantial capital resources. We cannot assure you that we will be able to generate sufficient operating cash flow or obtain sufficient additional financing to meet these requirements. Failure to achieve our financing objectives could require us to reduce operating costs by altering and delaying our business plan or otherwise radically altering our business practices. Such failure could have a material adverse effect on our business, financial condition, and results of operations.

Our existing purchasing arrangements may be adversely affected if we are unable to maintain good relations with our suppliers.

We currently enjoy favorable terms with most of our suppliers, including the third party manufacturer of PPT(R), a primary fabrication material used in many of our products. Our ability to sustain gross margins has been, and will continue to be, dependent, in part, on our ability to maintain such terms. These terms may be adversely impacted by changes in our suppliers' strategies or changes in relationship with suppliers. Our inability to maintain such terms or the inability of the third party to manufacture and deliver to us sufficient quantities of PPT(R) , could have a material adverse effect on our business, financial condition and results of operations.

If we fail to cultivate new or maintain established relationships with medical professional customers, our revenue may decline.

Our success is, in large part, dependent upon the referrals and recommendations of licensed healthcare professionals and therapists and our ability to market products to them. Healthcare professionals and therapists who recommend our products are not our employees and are free to recommend competitors' products. If we are unable to successfully cultivate and maintain relationships with, and market our products to, these healthcare professionals and therapists, we may receive fewer orders for products and revenues may decline, which could have a material adverse effect on our business, financial condition, and results of operations.

The nature of our business could subject us to potential product liability and other claims.

The sale of orthotic products and other biomechanical devices entails the potential risk of physical injury to patients and an inherent risk of product liability and other similar claims. We believe that we maintain adequate insurance coverage for our products. However, we cannot assure you that this coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, will be obtainable at a reasonable cost. A partially or completely uninsured material loss could have a material adverse effect on our business, financial condition and results of operations.

Health care regulations or health care reform initiatives could materially adversely affect our business, financial condition and results of operations.

We are subject to governmental regulation and supervision both in the United States, at the federal and state level, and abroad, including anti-kickback statures, self-referral laws, and fee-splitting laws. In some cases, we may be required to obtain regulatory approvals and otherwise comply with regulations regarding safety, quality and efficacy standards. Our failure to obtain such approvals or comply with applicable regulatory requirements could result in government authorities taking punitive actions against us, including, among other things imposing fines and penalties or preventing us from manufacturing or selling products. We cannot assure you that these laws and regulations will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with providers of orthotic and orthopedic products.

Changes in government and other third party payor or reimbursement levels could adversely affect our revenues and profitability.

We derived a portion of our revenues from sales programs to parties reimbursed by Medicare, workers compensation insurance, or other insurers. Many of these programs set maximum reimbursement levels for orthotic products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. The percentage of our sales dependent on Medicare or other insurance programs may increase as the portion of the U.S. population over age 65 continues to grow, making us more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because of indexing of Medicare fee schedules by certain third-party payors. (Furthermore, the healthcare industry is experiencing a trend towards cost containment.) This trend could adversely affect net sales and could have a material adverse effect on our business, financial condition, and results of operations.

Our business is highly competitive.

Our business is highly competitive in all product lines. Certain of our competitors may have more depth and experience of personnel as well as more recognizable trademarks for products similar to those sold by us. In addition, our competitors may develop or improve their products, in which event our products may be rendered obsolete or less marketable. We expect that the level of competition may increase in the future. There can be no assurance that we will be able to continue to compete successfully. Any such failure could have a material adverse effect on our business, financial condition, and results of operations.

New therapeutic techniques or products could decrease the demand for our products.

The medical industry is consistently searching for improved techniques and products to improve patient care and treatment. New surgical techniques, therapeutic procedures, and alternative products could cause healthcare professionals to decrease orders for our custom orthotic products. Such a decrease would have a material adverse impact on our business, financial condition and results of operations.

Loss of the services of key management personnel could adversely affect our business.

Our operations are dependent upon certain key management personnel, including our President and Chief Executive Officer. The unexpected loss of the services of such key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to protect our proprietary technology.

We are dependent upon a variety of methods and techniques that we regard as proprietary trade secrets. We are also dependent upon a variety of trademarks, service marks and designs to promote brand name development and recognition. We rely on a combination of trade secrets, copyright, patent, trademark, unfair competition and other intellectual property. Due to the difficulty of monitoring unauthorized use of and access to intellectual property, however, such measures may not provide adequate protection. In addition, there can be no assurance that courts will always uphold our intellectual property rights, or enforce the contractual arrangements that we have entered into to protect our proprietary technology. Any unenforceability or misappropriation of our intellectual property could have a material adverse effect on our business, financial condition and results of operations. In addition, if we bring or become subject to litigation to defend against claimed infringement of our rights or of the rights of others or to determine the scope and validity of our intellectual property rights, such litigation could result in substantial costs and diversion of our resources which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable results in such litigation could also result in the loss or compromise of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from selling our products, which could have a material adverse effect on our business, financial condition and results of operations.

A portion of our revenues and expenditures is subject to exchange rate fluctuations that could adversely affect our reported results of operations.

While a majority of our business in denominated in the United States dollars, we maintain operations in foreign countries, primarily the United Kingdom and Canada, that require payments in the local currency and payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other local currencies may affect our results of operation and period-to-period comparison of our operating results.

One stockholder has the ability to significantly influence the election of our directors and the outcome of corporate action requiring stockholder approval.

As of March 23, 2004 Warren B. Kanders, in his capacity as sole manager and voting member of Langer Partners, LLC and the sole shareholder of Kanders & Company, Inc., may be deemed to be the beneficial owner of 2,008,523 shares of our common stock or approximately 40.5% of our common stock. In addition, our officers and directors beneficially own an aggregate of 1,810,927 shares of our common stock, or approximately 37%, of our common stock. Consequently, Mr. Kanders together with our officers and directors will have the ability to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, including a change in control.

The price of our common stock may be volatile, which could effect a stockholder's return on investment.

The market price of our common stock has been subject to a significant fluctuations, and we expect it to continue to be subject to such fluctuations for the foreseeable future. We believe the reasons for these fluctuations include the relatively thin level of trading in our stock, and the relatively low public float. Therefore, variations in financial results, announcements of material events by us or our competitors, our quarterly operating results, changes in general conditions in the economy or the health care industry, other developments affecting us or our competitors or general price and volume fluctuation in the market could cause the market price of the common stock to fluctuate substantially.

We have a significant amount of convertible indebtedness outstanding and may issue a substantial amount of our common stock in connection with future acquisitions and growth plans and the sale of those shares could adversely affect our stock price.

On October 31, 2001, we sold $14,589,000 of convertible subordinated notes in a private placement. The notes are convertible into approximately 2,431,500 shares of our common stock, subject to adjustment in certain circumstances. In connection with acquisitions we completed in 2002 and 2003, we issued, in the aggregate, 169,416 shares of common stock. We anticipate that we would issue additional shares of our common stock and may also issue additional convertible debt to finance possible future acquisitions. The number of outstanding shares of our common stock that will be eligible for sale in the future is, therefore, likely to increase substantially. Persons receiving shares of our common stock in connection with these acquisitions or financings may be more likely to sell large quantities of their common stock, which may impact the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in lower price than would otherwise be obtained. Additional shares sold to finance acquisitions and conversions of convertible indebtedness may also dilute our earnings per share.

Issuance by us of authorized preferred stock can have adverse effects, including dilution and discouragement of takeovers.

Our certificate of incorporation contains certain provisions that may delay or prevent a takeover. Our Board of Directors has the authority to issue up to 250,000 shares of preferred stock, and to determine the price, rights, preferences, and restrictions, including voting and conversion rights, of those shares without nay further action or vote by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock that my be issued in the future. Such provisions could adversely affect the holders of commons stock in a variety of ways, including by potentially discouraging, delaying or preventing a takeover of the Company and by diluting our earnings per share.

We do not intend to pay dividends.

We currently do not intend to pay any dividends on our common stock. We currently intend to retain any earnings for working capital, repayment of indebtedness, capital expenditures and general corporate purposes.

ITEM 1. BUSINESS

Langer, Inc. (the "Company or "we") is a leading orthotics products company specializing in designing, manufacturing, distributing and marketing high quality foot and gait-related biomechanical products. The Company's diversified range of products is comprised of (i) custom orthotic devices ordered by healthcare professionals and (ii) pre-fabricated orthopedic rehabilitation and recovery devices distributed by the Company to healthcare professionals. Since January 1, 2002, the Company has operated in two segments, custom orthotics and distributed products.

Custom Orthotics

The Company's custom orthotic devices are contoured molds, purchased by a healthcare professional for a patient, which are worn in the shoe to correct biomechanical foot and postural disorders in patients which often result in pain or discomfort, or otherwise impede an individual's ability to maintain a normal gait. The Company also provides custom devices which support or control the ankle region (ankle foot orthosis).

Distributed Products

The Company's distributed products are manufactured by others and consist of;
(i) prefabricated products for the lower extremities and (ii) a selection of therapeutic footware. These products, which supplement our custom orthotic product line, consist of modular shoe inserts, ankle braces, compression hose, socks, and therapeutic shoes and sneakers, and are purchased by healthcare professionals for use by their patients. In addition, we distribute PPT(R) to manufacturers who incorporate PPT(R) into their products. PPT(R) is a soft tissue cushioning material made from medical grade urethane produced in laminated sheet form, molded insoles, and components for orthotic devices.

Industry Background

The Company competes in the portion of the orthopedic rehabilitation and recovery market segment which manufactures, markets, sells, and distributes orthopedic products and retail orthopedic products. The Company estimates that global orthopedic rehabilitation and recovery market revenues exceed $8 billion annually. The Company believes the estimated revenues of the orthopedic products markets in which we compete exceed $2 billion annually.

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

Podiatrists in the United States are the largest single source for the purchase of custom foot orthotic products. In the United States, Medicare and most other health care organizations that provide coverage for foot orthotics require a podiatrist or other licensed doctor to write a prescription and indicate the diagnosis and need for the custom orthotic. Due to the nature of this reimbursement environment, little effort is directed at marketing to the end user of the product. Instead, custom orthotics manufacturers market and distribute their foot orthotic laboratory services to healthcare professionals, including podiatrists, chiropractors, orthopedic surgeons, orthotists/prosthetists, physical therapists, and athletic trainers.

While the market for custom orthotics outside the United States is similar in size to the United States market, prefabricated orthotic devices are generally preferred in Europe due to reimbursement policies. The Company currently markets its products in Canada and the United Kingdom, markets where favorable national reimbursement and payment structures prevail. The Company also markets its products in thirty other countries.

Growth Strategy

The Company expects the demand for orthotic products will continue to grow. We plan to execute our growth strategy primarily through internal expansion by offering additional products through our marketing channels and through strategic acquisitions of businesses offering complementary services, markets, and customer bases. In January 2003 the Company completed the acquisition of Bi-Op Laboratories, Inc.("Bi-Op"). The acquisition provides the Company with a complementary market, a synergistic business model and potential manufacturing efficiencies. The following elements define our growth strategy:

Pursue Strategic Acquisitions. The foot orthotic products industry is highly fragmented and characterized primarily by smaller, geographically restricted manufacturers. As a result, we selectively pursue acquisitions that complement and expand our product offerings and provide access to new geographic markets and new medical practitioner relationships.

Expand Distribution Network and Product Offerings. The Company believes that a broader product line will encourage additional healthcare professionals to order custom orthotics products and will enhance our brand appeal with healthcare professionals. We will seek to continue to expand our range of products through the acquisition of niche product manufacturers and by investing in the development of new and enhanced products which complement our existing offerings and educational programs.

Broaden Product Offerings to Healthcare professional and Customer Base. The Company will seek to increase penetration of our existing healthcare professional and customer base with sales of additional products. We also intend to increase customer satisfaction and strengthen our customer relationships through expanded product offerings.

Research and Development. Lastly, the Company will continue where applicable to conduct research and development to conceive and evaluate new or alternative orthotics products and services. We believe that increased investment in research and development can provide bases for new products and improved practice management programs such as new techniques to measure and cast our custom orthotics products. The Company did not make any expenditures in research and development in 2003 and spent $164,872 and $142,192 on research and development in 2002 and 2001, respectively. We expect to incur research and development expenses in 2004.

Acquisitions

General

With continued advances in technology, the Company believes that the larger orthotics manufacturers that employ advanced technologies will lower per unit manufacturing costs, improve quality, accelerate turnaround time and will continue to grow their overall share of the market. Concurrently, many of the smaller orthotics manufacturers will find it increasingly difficult to remain competitive and may not be able to access the capital required to purchase and implement the required technological advances. Moreover, the Company believes that many healthcare professionals in the industry would prefer to deal with a consolidated entity that can provide a broad spectrum of branded orthotics products. We believe that the orthopedic rehabilitation and recovery market will consolidate as the smaller manufacturers are acquired by the larger, and faster growing, manufacturers.

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

Recent Acquisitions

On May 6, 2002, the Company acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. Benefoot, Inc., designs, manufactures and distributes foot and gait-related biomechanical products, including custom-made prescription orthotic devices, custom-made Birkenstock(R) sandals and off-the-shelf orthotic devices to healthcare professionals. Benefoot Professional Products markets and distributes footwear products to podiatrists. The purchase price was $6.1 million of which $3.8 million was paid in cash, $1.8 million was paid through the issuance of promissory notes and $.5 million was paid by issuing to the sellers 61,805 shares of the Company's common stock. The Company also assumed certain liabilities including approximately $.3 million of long term indebtedness. The Company also agreed to pay Benefoot up to an additional $1.0 million upon satisfaction of certain performance targets from May 6, 2002 to May 6, 2004. Through December 31, 2003, the Company had paid or accrued $.6 million with respect to such obligation.

In January 2003, the Company acquired all the capital stock of Bi-Op Laboratories, Inc. which is engaged in the development, manufacture and sale of footwear products and foot orthotic devices. When converted to U.S. dollars the total purchase price approximated $2.2 million of which $1.8 million (including transaction costs) was paid in cash and $.4 million was paid by issuing 107,611 shares of the Company's common stock. The purchase price was funded by using a portion of the proceeds remaining from the sale of the Company's 4% Convertible Subordinated notes due August 31, 2006.

Products

The Company manufactures, markets, sells, and distributes two principal categories of products: (i) custom orthotic devices ordered by healthcare professionals and (ii) pre-fabricated orthopedic rehabilitation and recovery devices and related devices sold to a patient by healthcare professionals. These products are designed to provide relief from symptoms and complications arising from (i) ankle, knee, pelvis, hip, and spinal pain caused by injuries and biomechanical misalignment, (ii) diabetes, stroke, nerve damage, cerebral palsy, multiple sclerosis and similar ailments, and (iii) post-operative recovery.

Custom Orthotic Devices

Orthotic foot devices, or foot orthoses, are contoured molds made from plastic, graphite, or composite materials, depending upon the requirements of the patient, which are placed in the patient's shoe to correct or mitigate abnormalities in gait and relieve symptoms associated with foot or postural misalignment. Orthotic devices help provide more normal function by maintaining the angular anatomical relationships between the patient's forefoot, rearfoot, leg and horizontal walking surface. Accordingly, muscle is enhanced and the efficiency and smoothness of weight stress transmission through the feet and legs are improved. The result is a reduction of abnormal motion without total restriction of normal motion and an increase in foot and leg stability. Foot problems may be alleviated or eliminated, as well as leg and back fatigue caused by improper muscle use.

Typically, when a healthcare professional orders a custom foot orthotic from the Company, the healthcare professional will take a plaster cast or an imprint of the patient's foot by having the patient stand on a piece of foam slightly larger than the patient's foot. The plaster or foam cast is sent to our laboratory where it is used to make a plaster cast or digitized scan of the patient's foot, from which we manufacture and customize the orthotic insert. We have implemented technology which permits a podiatrist to take measurements of a patient's foot at several specified locations or make a scan of the patients feet and transmit the measurements to us electronically. From these measurements or scans, we make the model of the patient's foot, from which we manufacture and customize the orthotic insert. This technology, along with CAD/CAM technology and laser scanning, will enable us to reduce the time required and costs associated with the production of our custom foot orthotics.

The Company also offers a full line of custom Ankle-Foot Orthoses (AFO's) devices, which are used to support, align, prevent, correct, substitute or enhance function, and decrease pain or discomfort of the foot and ankle. These products are often used for the more difficult and challenging foot and ankle injuries.

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

One of our lines of prefabricated foot orthotic products provides patients a low cost alternative to a custom orthotic. We provide these products to a podiatrist or other healthcare professional based upon several criteria, including shoe size, and the healthcare professional sells the product to a patient based upon the patient's needs.

In 2000, we launched our prefabricated foot orthoses, called Contours(TM), which require no special casting by the healthcare professional. This off-the-shelf product line, sold to healthcare professionals has been expanded to include dress (low profile), sport and standard models and provides a lower cost option when pricing is an issue.

The Company also provides orthopedic devices that are used in the treatment of ailments of the lower leg. These include products which support or control the ankle region (ankle foot orthoses). In addition, we market products that address the diabetic market, including insoles, and a selection of footwear (shoes, socks, and other related products) which offers protection for patients with diabetes. We believe these ancillary product lines will help us achieve our goal of being able to provide a variety of orthopedic needs for our core lower extremity customer.

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

We have developed and sell a variety of products fabricated from PPT(R), including molded insoles, components for orthotic devices and laminated sheets. Some manufacturing operations associated with these products are performed by outside vendors.

Besides podiatric use, we believe PPT(R) is suitable for other orthopedic and medical-related uses such as liners for braces and prosthetics, as shock absorbers and generally in devices used in sports and physical therapy. We expect to expand our products to include shock absorbing PPT(R) slow recovery material which will be produced as sheets to be sold to other manufacturers and distributors, and as flat and contoured shoe inserts to be sold to healthcare professionals.

Customers

The majority of the Company's sales are within the United States to podiatrists, orthopedic surgeons, orthotists, physical therapists, and other health care professionals. However, we also sell our products in the United Kingdom, Canada, and 30 other countries. We intend to expand our product offerings into new territories.

The Company markets its custom orthotic products primarily to podiatrists who order the custom orthotic devices for their patients. However, we will seek to broaden our referral channels by increased penetration of orthopedic surgeons, physical therapists, orthotists, chiropractors, athletic trainers, and other podiatrists currently working in the United States. We also anticipate that we will seek to increase our referral channels outside the United States.

The Company sells its distributed products primarily to wholesale distributors and healthcare professionals for sale to patients. For both our custom orthotics and distributed products, healthcare professionals usually include the cost of the orthotic products in the fee charged to the patient.

Marketing and Distribution

We believe that we have built strong name recognition and an excellent reputation in the orthotics industry. We are seeking to become a more comprehensive source of orthopedic supplies for health care professionals who treat the lower extremities.

The Company utilizes a network of regional sales representatives to target multi-practitioner and individual facilities. In addition, we use trade shows, advertising, direct mail, educational sponsorships, public relations and customer visits to market and distribute our products. We emphasize customer service by maintaining a staff of customer service representatives.

The Company provides education and training for healthcare professionals who treat biomechanical problems of the lower extremity through seminars and in-service programs. We offer healthcare professionals a comprehensive program in biomechanics, gait analysis and the cost-effectiveness of orthotic therapy.

The Company promotes awareness of orthotics through marketing and operational initiatives. We maintain a volume incentive program and offer practice building assistance to help healthcare professionals expand the orthotic components portion of their practices. We believe these medical practitioner assistance programs strengthen our relationships with our existing customer base.

Manufacturing and Raw Materials

The Company manufactures its custom orthotics and warehouses its distributed products internally at its production facilities located in Deer Park, New York; Brea, California; Montreal, Canada; and Stoke-on-Trent, England. We obtain most of our fabrication materials other than PPT(R) from a variety of sources. We believe that we maintain good relationships with these suppliers. However, if necessary, we believe we could readily obtain alternate suppliers at a competitive price. We are aware of multiple suppliers for these materials and would not anticipate a significant impact if we were to lose any suppliers, and we have not experienced any significant shortages other than occasional backorders. To date, we have found that the components, supplies and raw materials that are necessary for the manufacture, production and delivery of our products have been available in the quantities that are required. However, the failure of our suppliers to deliver components, supplies, and raw materials in sufficient quantities and in a timely manner, and the inability to find replacement suppliers, could adversely affect our business and results of operations.

Competition

The market for orthotic products is highly competitive, and we compete with a variety of companies ranging from small businesses to large corporations. The Company believes the foot orthotics market is highly fragmented and regional (and in many instances local) in nature. Although a few licensed medical practitioners produce foot orthotics in-house, the custom orthotic market is serviced primarily by third-party laboratories similar to the Company. Included among these laboratories that sell nationally in the United States are Bergmann Orthotic Laboratory, Foot Levelers, Inc., Footmaxx Holdings Inc., KLM Orthotic Laboratories, Allied OSI Labs, ProLab Orthotics, and PAL Health Systems. We estimate that, including Langer, these firms comprise approximately 35% of the $250 million custom foot orthotics market in the United States.

The market for soft tissue products such as PPT(R) is highly competitive and includes the following brand name products: Spenco, Sorbothane, and Poron.

In both the custom and distribution products markets, the principal competitive factors are efficiencies of scale, quality of engineering and design, brand recognition, reputation in the industry, production capability and capacity, and price and customer relations. In the custom orthotic market, ability to meet delivery schedules is another principal competitive factor. We believe that we provide superior design and production expertise.

Medical Consultants

The Company has relationships with four medical specialists who provide professional consultative services to the Company in their areas of specialization. The consultants test and evaluate the Company's products, act as speakers for the Company at symposiums and professional meetings, generally participate in the development of the Company's products and services and disseminate information about them. The Company also relies on practitioners in various parts of the country to act as field evaluators of the Company's products.

Employees

As of January 1, 2004, the Company had 247 employees, of which 144 were located in Deer Park, New York, 33 were located in Brea, California, 33 were located in Montreal, Canada and 33 were located in Stoke-on-Trent, England and four outside salesmen. None of our employees are represented by unions or covered by any collective bargaining agreements. The Company has not experienced any work stoppages or employee-related slowdowns and believes that its relationship with employees is satisfactory.

Patents and Trademarks

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

Where You Can Find More Information

Our Internet address is www.langerinc.com. We will make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, a copy of its Code of Business Conduct & Ethics. The Company intends to disclose future amendments to the provisions of the Code of Business Conduct & Ethics and waivers from the Code of Business Conduct & Ethics, if any, made with respect to any our directors and executive officers, on its Internet site and/or through the filing of a Current Report on Form 8-K with the Securities and Exchange Commission. Materials the Company files with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. The Company will provide a copy of any of the foregoing documents to stockholders upon request. Any such requests should be made in writing to the Company's Chief Financial Officer, Joseph Ciavarella at 450 Commack Road, Deer Park, NY 11729-4510.

ITEM 2. PROPERTIES

We have manufacturing, warehouse, and office space at the following locations:

                                   2004 Annual     Owned/      Approximate
             Location                Rent(1)       Leased          Size
      -------------------------    -----------   ---------   ---------------

      Deer Park, NY                $322,633      Leased(2)   44,500 sq. ft.
      Deer Park, NY                $ 14,700      Leased(3)    3,500 sq. ft.
      Brea, CA                     $103,500      Leased(4)    9,300 sq. ft.
      Stoke-on-Trent, England      $ 23,343(5)   Leased(5)   15,000 sq. ft.
      Montreal, Canada                   --       Owned       7,800 sq. ft.

      (1) 2004 annual rent is based upon firm leases in place at March 15, 2004.

      (2) Principal executive office location. Expires at the end of July, 2005. We have the option to extend the lease for an additional four
            (4) years.

      (3) Expires on July 31, 2004. This lease will be terminated as certain warehouse facilities have been consolidated.

      (4)   Expires on December 31, 2004.

      (5) Based upon an exchange rate of $1.7785 dollars per British pound. The lease is scheduled to expire on June 30, 2004. It is the Company's intention to extend the lease of these facilities. Beginning in January 2004, the Company began leasing additional adjacent space at annual rental rate of $15,562.

The Company believes our manufacturing, warehouse and office facilities are suitable and adequate and afford sufficient capacity for our current and reasonably foreseeable future needs. The Company believes it has adequate insurance coverage for our properties and their contents.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company's common stock, par value $.02 per share ("Common Stock"), is traded on the over-the-counter market with quotations reported on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol GAIT. The following table sets forth the high and low closing bid prices for the Common Stock for the year ended December 31, 2003 and December 31, 2002. The NASDAQ quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

      Year ended December 31, 2003                      High          Low
      ---------------------------------------------   --------     --------

           Three months ended March 31, 2003           $ 3.77       $ 2.99
           Three months ended June 30, 2003            $ 3.40       $ 2.55
           Three months ended September 30, 2003       $ 3.50       $ 3.10
           Three months ended December 31, 2003        $ 3.50       $ 2.85

      Year ended December 31, 2002                      High          Low
      ---------------------------------------------   --------     --------

           Three months ended March 31, 2002           $ 8.30       $ 7.11
           Three months ended June 30, 2002            $ 8.25       $ 5.90
           Three months ended September 30, 2002       $ 6.43       $ 4.50
           Three months ended December 31, 2002        $ 5.25       $ 3.51

The closing price on March 17, 2004 was $6.19. On March 17, 2004, there were approximately 247 holders of record of the Common Stock. However, this figure is exclusive of all owners whose stock is held beneficially or in "street" name. Based on information supplied by various securities dealers, the Company believes that there are in excess of 247 shareholders in total, including holders of record and beneficial owners of shares held in "street" name.

Dividend History and Policy

The Company did not pay cash dividends on its Common Stock in 2003, 2002 and 2001 and anticipates that, for the foreseeable future, it will follow a policy of utilizing retained earnings, if any, to finance the expansion and development of its business. In any event, future dividend policy will depend upon the Company's earnings, financial condition, working capital requirements and other factors.

Recent Sales of Unregistered Securities

Described below is information regarding securities the Company issued in the year ended December 31, 2003 which were not registered under the Securities Act of 1933.

In January 2003, the Company completed the acquisition of Bi-Op. In connection with the acquisition, the Company issued 107,611 shares of the Company's common stock.

The Company issued 3,096 shares of the Company's common stock to one of its medical directors as compensation for services on October 13, 2003. The closing price of the stock on such date was $3.40.

The above sales were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to
Section 4(2) thereof. No underwriter was engaged in connection with the foregoing sales of securities. The Company has reason to believe that: (i) all of the foregoing purchasers were familiar with or had access to information concerning the Company's operations and financial condition, and (ii) all of those individuals purchasing securities represented that they acquired the shares for investment and not with a view to the distribution thereof.

ITEM 6. SELECTED FINANCIAL DATA

                                                                          Ten months     Years ended
                                                   Year ended  Year ended   ended    -------------------
(in thousands, except per share data)               Dec. 31,    Dec. 31,   Dec. 31,  Feb. 28,   Feb. 29,
                                                      2003       2002       2001      2001       2000
                                                     ------     ------     ------    ------     ------
                                                       $          $          $         $          $
Consolidated Statement of Operations

     Net sales                                       24,721     18,677     10,936    12,072     11,572

     Change in control and restructuring expenses        --         --         --    (1,008)        --

     Operating profit (loss)                            764       (470)       139    (1,504)      (356)

     Income (loss) before income taxes                  161       (998)        73    (1,502)      (337)

     Net (loss) income                                   (5)    (1,106)        70    (1,506)      (335)

Net income (loss) per common share:

     Basic                                               --       (.26)       .02      (.58)      (.13)

     Diluted                                             --       (.26)       .02      (.58)      (.13)

Weighted average number of common shares:

     Basic                                            4,374      4,246      3,860     2,583      2,571

     Diluted                                          4,374      4,246      4,307     2,583      2,571

                                         Dec. 31,  Dec. 31,  Dec. 31,  Feb. 28,  Feb. 29,
                                          2003      2002      2001      2001      2000
                                         -------   -------   -------   -------   -------
                                            $         $         $         $         $
Consolidated Balance Sheets:

     Working capital                       7,434    10,569    16,655       757     1,715

     Total assets                         24,023    23,810    20,700     4,554     4,738

     Long-term liabilities
        (excluding current maturities)    15,528    15,937    14,719       126       277

     Stockholders' equity                  3,775     3,112     3,866     1,599     2,536

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto of the Company which are included in Item 8.

Executive Summary:

Our Business

The Company's revenues are generated from the sale of orthopedic products in the United States, Canada and the United Kingdom. The Company specializes in designing, manufacturing, distributing, and marketing high quality orthotic and gait-related products. Such products include both custom orthotic devices and pre-fabricated orthopedic rehabilitation and recovery devices. The Company's largest expenses are cost of goods sold (which included fabricated products and purchased goods), selling expenses and general and administrative expenses. Since January 1, 2002, the Company has operated in two segments, custom orthotics and distributed products.

Custom Orthotics

The Company's custom orthotic devices are contoured molds, purchased by a healthcare professional for a patient, which are worn in the shoe to correct biomechanical foot and postural disorders in patients which often result in pain or discomfort, or otherwise impede an individual's ability to maintain a normal gait. The Company also provides custom devices which support or control the ankle region (ankle foot orthosis).

Distributed Products

The Company's distributed products are manufactured by others and consist of;
(i) prefabricated products for the lower extremities and (ii) a selection of therapeutic footware. These products, which supplement our custom orthotic product line, consist of modular shoe inserts, ankle braces, compression hose, socks, and therapeutic shoes and sneakers, and are purchased by healthcare professionals for use by their patients. In addition, we distribute PPT(R) to manufacturers who incorporate PPT(R) into their products. PPT(R) is a soft tissue cushioning material made from medical grade urethane produced in laminated sheet form, molded insoles, and components for orthotic devices.

Recent Acquisitions:

As described in Note 2 of Notes to Consolidated Financial Statements, in 2002 and 2003, the Company acquired Benefoot, Inc. and Benefoot Professional Products, Inc. (jointly "Benefoot") and Bi-Op Laboratories, Inc. ("Bi-Op).

Company Strategy:

The Company continues to seek and develop products that will increase the Company's margins. Management has introduced technology to improve the manufacturing process, increase quality and improve efficiences. Further the Company will look for synergistic acquisition candidates that improve the Company's profitability either by adding products, distribution networks or new markets.

The Company is in a highly competitive industry and competes with companies with lower cost structures. The Company has or intends to increase the prices of certain of its orthotic devices which may negatively impact volume. The Company believes that any loss in volume will be offset in the Company's overall gross profit by the price changes and the focus on more profitable products.

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

The warranty reserve at December 31, 2002 was $70,000. During the year ended December 31, 2003, the Company added $404,000 to the reserve and charged $404,000 against the reserve for costs incurred to complete warranty repairs. The warranty reserve at December 31, 2003 was $70,000. If future costs incurred were to differ from our estimates, we may need to increase or decrease our reserve.

The allowance for doubtful accounts at December 31, 2002 was $124,935. During the year ended December 31, 2003 the Company added $117,993 to the allowance based upon increased net sales and its review of the accounts receivable aging. The Company wrote off or recovered $18,203 in uncollectible accounts. The allowance for doubtful accounts at December 31, 2003 was $224,725. If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.

The sales returns and allowances at December 31, 2002 were $28,000. During the year ended December 31, 2003 the Company added $40,000 in current expense charges to the allowance based upon the increased net sales and its review of sales return and allowance trends during the year. The sales returns and allowances at December 31, 2003 were $68,000. If actual sales returns and allowances were to differ from our estimates, we may need to increase or decrease our sales return and allowance.

The inventory reserve for excess or obsolete inventory at December 31, 2002 was $220,405. During the year ended December 31, 2003 the Company added $129,063 of additional reserves and wrote off $39,468 in excess or obsolete inventory which was disposed of during the year. The Company reviewed its inventory levels and aging relative to current and expected usage and determined the requirement for additions to the reserve. The inventory reserve for obsolete inventory at December 31, 2003 was $310,000. If the inventory quality or usage relative to quantities held was to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory

The valuation allowance relating to deferred tax assets was $2,408,241 at December 31, 2002 which represented a full allowance against all net deferred tax assets except approximately $6,000 related to an alternate minimum tax carryforward. During the year ended December 31, 2003, the valuation allowance increased by $16,768 to $2,425,009 at December 31, 2003. The Company believes this valuation allowance is required because it is more likely than not that these deferred tax assets will not be recognized.

Results of Operations:

The following table presents the results for the year ended December 31, 2003, the comparable results for the year ended December 31, 2002 and the unaudited pro forma results for the year ended December 31, 2001. For comparative purposes the unaudited pro forma results of operations for the twelve months ended December 31, 2001 have been derived from the previously reported results for the ten months ended December 31, 2001 plus the results for the two months ended February 28, 2001, and are unaudited.

                                                         Years ended
                                         --------------------------------------------
                                          December 31,   December 31,    December 31,
                                             2003           2002             2001
                                         ------------    ------------    ------------
                                                                         (unaudited)
          (pro forma)
Net sales                                $ 24,720,515    $ 18,676,503    $ 12,782,366
Cost of sales                              16,049,790      11,962,104       8,503,020
                                         ------------    ------------    ------------
    Gross profit                            8,670,725       6,714,399       4,279,346

General and administrative expenses         4,775,142       3,867,882       2,768,134
Selling expenses                            3,131,197       3,151,205       1,623,259
Research and development expenses                  --         164,872         182,497
Change in control expenses                         --              --         795,667
                                         ------------    ------------    ------------

    Income (loss) from operations             764,386        (469,560)     (1,090,211)
                                         ------------    ------------    ------------

Other income (expense):
  Interest income                             157,522         214,481          86,614
  Interest expense                           (836,273)       (829,498)       (143,394)
  Other                                        75,798          86,214         (11,669)
                                         ------------    ------------    ------------

     Other income (expense), net             (602,953)       (528,803)        (68,449)
                                         ------------    ------------    ------------

     Income (loss) before income taxes        161,433        (998,363)     (1,158,660)

Provision for income taxes                    166,904         107,294           3,118
                                         ------------    ------------    ------------

      Net loss                           $     (5,471)   $ (1,105,657)   $ (1,161,778)
                                         ============    ============    ============

2003 compared to 2002

Net loss for the year ended December 31, 2003 ("2003") was $5,471 as compared to a loss of $1,105,657 for the year ended December 31, 2002 ("2002"). The principal reason for the decrease in the loss was the increase in net sales and gross profit partially offset by an increase in general and administrative expenses both of which are described below.

Net sales for 2003 were $24,720,515 as compared to $18,676,503 in 2002, an increase of $6,044,012 or 32.4%.

Net sales of custom orthotics increased $4,447,061 or 30.3% to $19,115,633 in 2003 from $14,668,572 in 2002. This increase was primarily due to an increase in domestic custom othotics of $2,123,878 which reflected a full year of operations from the Benefoot acquisition which occurred in May 2002, net sales associated with Bi-Op of

$1,624,172 which was acquired in January 2003 and increased sales of custom orthotics in the United Kingdom of approximately $300,000.

Net sales of distributed products increased by $1,596,951 or 39.8% to $5,604,882 in 2003 from $4,007,931 in 2002. This increase was primarily attributable to a full year of operations from the Benefoot acquisition which occurred in May 2002.

Consolidated gross profit decreased from 35.0% in 2002 to 35.1% in 2003 due to decreases in gross profit percentages in both operating segments. Custom orthotics gross profit percentage decreased slightly in 2002 as compared to 2003 primarily due to an increase in direct labor costs in the U.K. Distributed products gross profit decreased slightly as well in 2002 as compared to 2003 primarily due to a change in product mix.

General and administrative expenses were $4,775,142 or 19.3% of net sales in 2003 as compared to $3,867,882 or 20.7% of net sales in 2002. The increase in general and administrative expenses was attributable the amounts associated with Bi-Op which was acquired in January 2003 (approximately $275,000) as well as an increase in legal and professional fees required with respect to the Company's regulatory compliance, an increase provision for the Company's incentive plan, an increase in insurance costs, principally workers compensation and an increase in pension expense. The decrease in general and administrative expenses as a percentage of sales was primarily related to efficiencies created through the leverage of Langer's infrastructure and the integration of Benefoot.

In 2003, the Company did not incur any research and development expenses; in 2002 such amounts were $164,872.

Selling expenses were $3,131,197 or 12.6% of net sales for the year ended December 31, 2003 as compared to $3,151,205 or 16.9% of net sales for the year ended December 31, 2002. The principal reason for the decrease as a percentage of net sales basis, was the synergies created by the Benefoot acquisition which provided a larger sales base with more products.

Other income (expenses) was ($602,953) in 2003 as compared to ($528,803) in 2002. Interest expense, which is substantially related to fixed rate debt, was consistent in 2003 as compared to 2002 based upon the amount of indebtedness outstanding. Interest income decreased by $56,959, from $214,481 to $157,522, or 27% in 2003 as compared to 2002 due to a decrease in the amount available for investment in short term interest bearing accounts.

The provision for income taxes increased to $166,904 in 2003 from $107,294 in 2002. Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $158,000 and $82,000 during the years ended December 31, 2003 and 2002 which would not have been required prior to the adoption of SFAS 142. The deferred income tax recorded in 2003 was partially offset by the recognition of a deferred tax benefit of approximately $6,000 related to an alternative minimum tax carryforward. Additionally, the Company's foreign tax provision decreased to $119 in 2003 from $25,294 in 2002 because the Company had pre-tax losses from foreign operations in 2003.

2002 Compared to 2001(unaudited pro forma)

The net loss for 2002 was $1,105,657 as compared to $1,161,778 for the unaudited pro forma twelve month period ended December 31, 2001 ("2001 Period"). Below is a discussion of the comparative results for these periods.

Net sales for 2002 were $18,676,504 as compared to $12,782,366 for the 2001 Period, an increase of $5,894,137 or approximately 46%. This increase was primarily due to net sales attributable to the Benefoot acquisition which closed on May 6, 2002 were approximately $4,899,000 in 2002.

Net sales of custom orthotic products were $14,668,572 in 2002 as compared to $11,422,835 in the 2001 Period which is an increase of $3,145,737 or approximately 28%. $2,702,000 of this increase was attributable to the Benefoot acquisition.

Net sales of distributed products increased by $2,648,400 in 2002 to $4,007,931 as compared to $1,359,531 for the 2001 Period. $2,197,000 of the increase was attributable to nets sales related to the Benefoot acquisition and approximately $451,000 was the result of organic growth in the sales of PPT(R) and other distributed products.

Gross profit in 2002 was 35.9% as compared to 33.5% for the 2001 Period. Gross profit improved primarily as the result of improvement in efficiencies in the manufacturing process, reduction in overhead costs and increased sales.

Selling expense increased in 2002 to $3,151,205 or 16.8% of net sales in 2002 as compared to $1,623,259 or 12.7% of net sales for the 2001 Period due to the effect of the Benefoot acquisition, increases in related payroll and investments made in improving the sales and marketing infrastructure.

General and administrative expenses were $3,867,882 or 20.7% of net sales in 2002 as compared to $2,768,134 or 21.7% of net sales for the 2001 Period. The increase was due to a management commitment to strengthen the Company's infrastructure as well as amortization associated with certain identifiable intangible asset acquired in 2002.

Research and development was $164,872 in 2002 as compared to $182,497 in the 2001 Period which was consistent with the Company's level of activity.

Other income (expense) was $(528,803) in 2002 as compared to $(68,422) for the 2001 Period. The principal reason for the increase was interest (including amortization of debt issuance costs) relating to the 4% convertible notes which were issued in October 2001 and were outstanding for all of 2002, partially offset by interest income earned on unutilized proceeds.

The provision for income taxes increased to $107,294 in 2002 from $3,118 in the 2001 Period. Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $82,000 during the year ended December 31, 2002 which would not have been required prior to the adoption of SFAS 142. This issue did not effect the Company's provision for income taxes in the 2001 period. Additionally, the Company's foreign tax provision increased to $25,204 in 2002 from $10,683 in the 2001 Period due to increased pre-tax earnings from foreign operations.

Liquidity and Capital Resources

Working capital as of December 31, 2003 was $7,433,951 as compared to $10,568,549 at December 31, 2002. Cash balances at December 31, 2003 were $5,533,946, a decrease of $3,877,764 from December 31, 2002. The primary reason for the decrease in cash and working capital in 2003 were: (1) the Company's $1,897,328 investments in business, net of cash acquired, (2) the Company's $1,402,336 purchase of property and equipment including $1.1 million relating to the installation and implementation of a new information technology system.

Long-term Debt

On October 31, 2001, the Company sold 14,589,000 of its 4% convertible subordinated notes, due August 31, 2006, in a private placement (the "Notes"). The Notes are convertible into the Company's common stock at a conversion price of $6.00 per share and are subordinated to all existing or future senior indebtedness of the Company. The Company received net proceeds of $13,668,067 from this offering. The costs of raising these proceeds, including placement and legal fees, was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for the years ended December 31, 2003 and 2002 was $193,772 and $193,105, respectively. Cash paid for interest is payable semi-annually on the last date in June and December. Cash payments for interest expense for each of the years ended December 31, 2003 and 2002 on these Notes was $583,560.

The Company issued $1,800,000 in 4% promissory notes ("Benefoot Notes") in connection with the acquisition of Benefoot. $1,000,000 of the Benefoot Notes were paid on May 6, 2003 and the balance is due on May 6, 2004. Interest expense with respect to the Benefoot Notes was $45,932 and $47,200 in 2003 and 2002, respectively.

Contractual Obligations

Certain of the Company's facilities and equipment are leased under noncancellable operating leases. Additionally, as discussed above, the Company has certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating leases and debt repayment requirements as of December 31, 2003:

                                                2004          2005         2006          2007
                                            -----------   -----------   -----------   -----------
Operating lease obligations amount          $   501,000   $   216,000   $    14,000   $     9,000
Current  and long term  portion  of notes
payable                                         800,000            --    14,589,000            --
                                            -----------   -----------   -----------   -----------
Total Contractual Obligations (1)(2)        $ 1,301,000   $   216,000   $14,603,000   $     9,000
                                            ===========   ===========   ===========   ===========

      (1) The Company has no purchase commitments at December 31, 2003 other than those incurred in the normal course of business.

      (2) Other long term liabilities include unearned revenue (see Note 1(d) to the Notes to the Consolidated Financial Statements), accrued pension costs (see Note 11 to the Notes of the Consolidated Financial Statements), and deferred tax liabilities included in other liabilities on the Consolidated Balance Sheets (see Note 12 to the Notes of the Consolidated Financial Statements)

The Company may finance acquisitions of other companies or product lines in the future from existing cash balances, from borrowings from institutional lenders, and/or the public or private offerings of debt or equity securities.

The Company is obligated to make the final payment under the Benefoot Notes which total $800,000 plus interest in May 2004 and must pay additional contingent purchase price payments, $302,000 of which has accrued at December 31, 2003. Additionally, the Company has paid or expects to pay approximately $400,000 in 2004 to complete its information technology system conversion. The Company believes it has sufficient working capital to meet its spending needs for the next twelve months.

In 2003, the Company did not have earnings after taxes. To the extent that the Company is unable to increase its profitability in the next two years it will not have sufficient funds to repay its obligation under the convertible notes which mature in 2006. The Company would have to refinance or restructure such convertible notes at that time.

In 2003 the Company's United Kingdom subsidiary ("UK Subsidiary") maintained a line of credit with a local bank in the amount of 50,000 British pounds, which is guaranteed by the Company pursuant to a standby Letter of Credit. The Letter of Credit expired in February 2004 and the Company thereafter provided sufficient funds to the UK Subsidiary to meet its working capital requirements.

Inflation

The Company has in the past been able to increase the prices of its products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, and anticipates that it will be able to continue to do so in the future.

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The adoption of SFAS No.145 did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated- nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations and under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The Company has included the required disclosures under FIN 45 in the notes to the consolidated financial statements. The adoption of the recognition and measurement provisions of FIN 45 did not have a material effect on the Company's consolidated financial statements.

In January 2003 and revised in December 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties. FIN 46R will be applied by the Company to those entities that are considered variable interest entities as of March 31, 2004. The Company does not expect that the adoption of FIN 46R will have a material effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

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

In December 2003, the FASB issued SFAS No. 132, as revised, Employers' Disclosures about Pensions and Other Postretirement Benefits, ("Revised SFAS 132"), which requires additional disclosures about assets, obligation, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the required revised disclosure provisions of Revised SFAS 132 as of December 31, 2003, except for the disclosure of estimated future benefit payments, which the Company is required to and will disclose as of December 31, 2004.

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in the annual report on Form 10-K, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "intends," "estimates," "projects," "could," "may," "will," "should," or "anticipates" or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Such forward-looking statements include, but are not limited to, those relating to the Company's financial and operating prospects, future opportunities, the Company's acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company's business could be materially adversely affected and the trading price of the Company's common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          LANGER, INC. AND SUBSIDIARIES
           Index to Consolidated Financial Statements and Schedule II

                                                                       PAGE
                                                                       ----

Independent Auditors' Report                                             32

Consolidated Financial Statements:

    Consolidated Balance Sheets                                          33

    Consolidated Statements of Operations                                34

    Consolidated Statements of Stockholders' Equity                      35

    Consolidated Statements of Cash Flows                                36

Notes to Consolidated Financial Statements                               37

Consolidated Financial Statement Schedule II -
   Valuation and Qualifying Accounts                                     60

All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Langer, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Langer, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002, and for the ten months ended December 31, 2001. Our audits also included the financial statement schedules listed in the foregoing index for the years ended December 31, 2003 and 2002, and for the ten months ended December 31, 2001. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the ten months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Jericho, New York
March 29, 2004

                                  LANGER, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                 December 31,    December 31,
                                                                     2003            2002
                                                                 ------------    ------------
                              Assets
Current assets:
     Cash and cash equivalents                                   $  5,533,946    $  9,411,710
     Accounts receivable, net of allowances for doubtful
     accounts and returns and allowances aggregating $292,725
     and $152,935, respectively                                     3,628,052       2,937,340
     Inventories, net                                               2,496,583       2,353,153
     Prepaid expenses and other                                       495,386         627,154
                                                                 ------------    ------------
          Total current assets                                     12,153,967      15,329,357

Property and equipment, net                                         2,496,071         943,893
Identifiable intangible assets, net                                 3,960,105       3,313,413
Goodwill                                                            4,536,198       3,186,386
Other assets                                                          876,856       1,037,105
                                                                 ------------    ------------
          Total assets                                           $ 24,023,197    $ 23,810,154
                                                                 ============    ============

               Liabilities and stockholders' equity
Current liabilities:
     Current maturities of long-term debt                        $    800,000    $  1,000,000
     Accounts payable                                               1,133,149       1,235,598
     Other current liabilities                                      2,114,270       1,864,344
     Unearned revenue                                                 672,597         660,866
                                                                 ------------    ------------
          Total current liabilities                                 4,720,016       4,760,808

Long-term debt                                                     14,589,000      15,389,000
Unearned revenue                                                      166,757         162,455
Accrued pension expense                                               171,893         209,539
Other liabilities                                                     600,338         176,138
                                                                 ------------    ------------
          Total liabilities                                        20,248,004      20,697,940
                                                                 ------------    ------------

Stockholders' equity
     Preferred stock, no par value; authorized 250,000 shares;
     no shares issued                                                      --              --
     Common stock, $.02 par value; authorized 50,000,000
     shares; issued 4,447,451 and 4,336,744, respectively              88,949          86,735
     Additional paid-in capital                                    13,202,129      12,825,237
     Accumulated deficit                                           (9,159,140)     (9,153,669)
     Accumulated other comprehensive loss                            (241,288)       (530,632)
                                                                 ------------    ------------
                                                                    3,890,650       3,227,671

     Treasury stock at cost, 67,100 shares                           (115,457)       (115,457)
                                                                 ------------    ------------
          Total stockholders' equity                                3,775,193       3,112,214
                                                                 ------------    ------------
          Total liabilities and stockholders' equity             $ 24,023,197    $ 23,810,154
                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                    Ten months
                                                    Year ended     Year ended         ended
                                                   December 31,    December 31,    December 31,
                                                       2003            2002            2001
                                                   ------------    ------------    ------------
Net sales                                          $ 24,720,515    $ 18,676,503    $ 10,936,112

Cost of sales                                        16,049,790      11,962,104       6,934,402
                                                   ------------    ------------    ------------

          Gross profit                                8,670,725       6,714,399       4,001,710

General and administrative expenses                   4,775,142       3,867,882       2,425,177

Selling expenses                                      3,131,197       3,151,205       1,294,991

Research and development expenses                            --         164,872         142,192
                                                   ------------    ------------    ------------

          Operating income (loss)                       764,386        (469,560)        139,350
                                                   ------------    ------------    ------------

Other income (expense):

   Interest income                                      157,522         214,481          86,635

   Interest expense                                    (836,273)       (829,498)       (138,846)

   Other                                                 75,798          86,214         (13,742)
                                                   ------------    ------------    ------------

          Other expense, net                           (602,953)       (528,803)        (65,953)
                                                   ------------    ------------    ------------

          Income (loss) before income taxes             161,433        (998,363)         73,397

Provision for income taxes (Note 12)                    166,904         107,294           3,118
                                                   ------------    ------------    ------------

          Net (loss) income                        $     (5,471)   $ (1,105,657)   $     70,279
                                                   ============    ============    ============

Weighted average number of common shares used in computation of net (loss) income per share:

          Basic                                       4,374,396       4,245,711       3,860,167
                                                   ============    ============    ============

          Diluted                                     4,374,396       4,245,711       4,306,536
                                                   ============    ============    ============

Net (loss) income per common share:

           Basic                                   $       (.00)   $       (.26)   $        .02
                                                   ============    ============    ============

           Diluted                                 $       (.00)   $       (.26)   $        .02
                                                   ============    ============    ============

See accompanying notes to consolidated financial statements

                          LANGER, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                        Common Stock
                                 --------------------------     Treasury         Additional     Accumulated
                                   Shares          Amount         stock       paid-in capital     deficit
                                 -----------    -----------    -----------    ---------------   -----------
Balance at March 1, 2001:          2,849,022    $    56,981    $  (115,457)   $    10,086,555   $(8,118,291)
Net income for ten months
ended December 31, 2001                                                                              70,279

Foreign currency adjustment

Minimum pension liability
adjustment

Total comprehensive income

Issuance of stock                  1,400,000         28,000                         2,107,000

Exercise of stock options             19,000            380                            30,183
Issuance of stock options for
consulting services                                                                     8,243

Compensation expense to
accelerate stock options                                                               26,743
                                 -----------    -----------    -----------    ---------------   -----------
Balance at December 31, 2001:      4,268,022         85,361       (115,457)        12,258,724    (8,048,012)

Net loss                                                                                         (1,105,657)

Foreign currency adjustment
Minimum pension liability
adjustment

Total comprehensive (loss)

Issuance of stock to purchase
business                              64,895          1,298                           528,214
Issuance of stock and exercise
of stock options                       3,827             76                            11,729
Issuance of stock options for
consulting services                                                                     6,513
Compensation expense to
accelerate stock options                                                               20,057
                                 -----------    -----------    -----------    ---------------   -----------
Balance at December 31, 2002       4,336,744         86,735       (115,457)        12,825,237    (9,153,669)

Net loss                                                                                             (5,471)

Foreign currency adjustment
Minimum pension liability
adjustment

Total comprehensive (loss)

Issuance of stock to purchase
business                             107,611          2,152                           366,954
Issuance of  shares from
treasury

Issuance of stock  for
consulting services                    3,096             62                             9,938

                                 -----------    -----------    -----------    ---------------   -----------
Balance at December 31, 2003       4,447,451    $    88,949    $  (115,457)   $    13,202,129   $(9,159,140)

                                       Accumulated Other
                                      Comprehensive Income
                                             (Loss)
                                    ------------------------
                                     Foreign        Minimum                         Total
                                     currency       pension     Comprehensive   stockholders'
                                    translation    liability        income         equity
                                    -----------    ---------    -------------   -------------
Balance at March 1, 2001:           $   (52,734)   $(257,723)                   $   1,599,331
Net income for ten months
ended December 31, 2001                                         $      70,279

Foreign currency adjustment                 (53)                          (53)

Minimum pension liability
adjustment                                            (3,897)          (3,897)
                                                                -------------
Total comprehensive income                                      $      66,329          66,329
                                                                =============
Issuance of stock                                                                   2,135,000

Exercise of stock options                                                              30,563
Issuance of stock options for
consulting services                                                                     8,243

Compensation expense to
accelerate stock options                                                               26,743
                                    -----------    ---------    -------------   -------------
Balance at December 31, 2001:           (52,787)    (261,620)                       3,866,209

Net loss                                                        $  (1,105,657)

Foreign currency adjustment              26,570                        26,570
Minimum pension liability
adjustment                                          (242,795)        (242,795)
                                                                -------------
Total comprehensive (loss)                                      $  (1,321,882)     (1,321,882)
                                                                =============
Issuance of stock to purchase
business                                                                              529,512
Issuance of stock and exercise
of stock options                                                                       11,805
Issuance of stock options for
consulting services                                                                     6,513
Compensation expense to
accelerate stock options                                                               20,057
                                    -----------    ---------    -------------   -------------
Balance at December 31, 2002            (26,217)    (504,415)                       3,112,214

Net loss                                                        $      (5,471)

Foreign currency adjustment             238,038                       238,038
Minimum pension liability
adjustment                                            51,306           51,306
                                                                -------------
Total comprehensive (loss)                                        $   283,873         283,873
                                                                =============
Issuance of stock to purchase
business                                                                              369,106
Issuance of  shares from
treasury

Issuance of stock  for
consulting services                                                                    10,000

                                    -----------    ---------    -------------   -------------
Balance at December 31, 2003        $   211,821    $(453,109)                   $   3,775,193

See accompanying notes to consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                   Ten months
                                                                   Year ended      Year ended        ended
                                                                  December 31,    December 31,    December 31,
                                                                      2003            2002            2001
                                                                  ------------    ------------    ------------
Cash Flows From Operating Activities:

Net (loss) income                                                 $     (5,471)   $ (1,105,657)   $     70,279

  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:

    Depreciation and amortization                                      844,981         648,216         285,619
    Compensation expense for options acceleration                           --          20,057          26,743
    Provision for doubtful accounts receivable                         117,993          88,348          15,015
    Deferred income taxes                                              135,500          79,606           7,227
    Issuance of stock and stock options for consulting services         10,000          11,755           8,243
  Changes in operating assets and liabilities:
    Accounts receivable                                               (512,078)       (533,849)       (116,976)
    Inventories                                                         33,901        (519,701)       (166,021)
    Prepaid expenses and other assets                                  403,361        (389,303)       (963,332)
    Accounts payable and other current liabilities                    (377,345)        359,524        (168,354)
    Unearned revenue and other liabilities                            (200,723)        (10,175)         28,416
                                                                  ------------    ------------    ------------

          Net cash provided by (used in) operating activities          450,119      (1,351,179)       (973,141)
                                                                  ------------    ------------    ------------

Cash Flows From Investing Activities:
  Purchase of businesses, net of cash acquired                      (1,897,328)     (4,703,606)             --
  Purchase of property and equipment                                (1,402,336)       (333,697)       (271,693)
                                                                  ------------    ------------    ------------

          Net cash (used in) investing activities                   (3,299,664)     (5,037,303)       (271,693)
                                                                  ------------    ------------    ------------

Cash Flows From Financing Activities:
  Proceeds from the exercise of stock options                                            6,563          30,563
  Proceeds from issuance of debt                                            --              --      14,589,000
  Payments on debt                                                  (1,000,000)             --        (581,458)
  Issuance of shares from option exercise                                                   --       2,135,000

          Net cash (used in) provided by financing activities       (1,000,000)          6,563      16,173,105
                                                                  ------------    ------------    ------------

Effect of exchange rate changes on cash                                (28,219)         (3,293)           (195)
                                                                  ------------    ------------    ------------
Net  (decrease) increase  in cash and cash equivalents              (3,877,764)     (6,385,212)     14,928,076
Cash and cash equivalents at beginning of period                     9,411,710      15,796,922         868,846
                                                                  ------------    ------------    ------------

Cash and cash equivalents at end of period                        $  5,533,946    $  9,411,710    $ 15,796,922
                                                                  ============    ============    ============

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                                      $    642,501    $    636,393    $    110,548
                                                                  ============    ============    ============
    Income taxes                                                  $     33,288    $         --    $         --
                                                                  ============    ============    ============

Cash received during the period for:
Interest                                                          $    157,522    $    214,481    $     86,635
                                                                  ============    ============    ============

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

      (b)   Description of the Business

            The Company is a leading orthotics products company specializing in the designing, manufacturing, distributing and marketing of high quality foot and gait-related biomechanical products. The Company's diversified range of products is comprised of (i) custom orthotic devices ordered by healthcare professionals and (ii) pre-fabricated orthopedic rehabilitation and recovery devices and related devices distributed by the Company to healthcare professionals for use by their patients.

      (c)   Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of Langer, Inc. and its subsidiaries (the "Company" or "Langer"). All significant intercompany transactions and balances have been eliminated in consolidation.

      (d)   Revenue Recognition

            Revenue from the sale of the Company's products is recognized at shipment. Revenues derived from extended warranty contracts relating to sales of orthotics are recorded as deferred revenue and recognized over the lives of the contracts (24 months) on a straight-line basis.

      (e)   Advertising and Promotion Expenses

            Advertising and promotional costs are expensed as incurred. Advertising and promotion expenses were approximately $326,000, $326,000 and $56,000 for the years ended December 31, 2003 and 2002 and for the ten months ended December 31, 2001, respectively.

      (f)   Cash Equivalents

            For purposes of the statement of cash flows, the Company considers all short-term, highly liquid investments purchased with a maturity of three months or less to be cash equivalents (money market funds and short-term commercial paper).

      (g)   Inventories


            Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

      (h)   Property and Equipment

            Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method. The lives on which depreciation and amortization are computed are as follows:

            Office furniture and equipment    3-10 years
            Computer equipment and software   3-10 years
            Machinery and equipment           5 - 10 years
            Leasehold improvements            lesser of 5 years or life of lease
            Automobiles                       3 - 5 years

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

      (i)   Goodwill and Identifiable Intangible Assets with Indefinite Lives

            In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill and identifiable intangible assets with indefinite lives. Instead these assets are reviewed for impairment on an annual basis (October 1) by an independent appraiser.

      (j)   Income Taxes

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      (k)   Net (Loss) Income Per Share

            Basic (loss) income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted (loss) income per share is based on the weighted average number of shares of common stock and common stock equivalents (options, warrants and convertible subordinated notes) outstanding during the period, except where the effect would be antidilutive, computed in accordance with the treasury stock method.

      (l)   Foreign Currency Translation

            Assets and liabilities of the foreign subsidiary have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of accumulated other comprehensive loss in stockholders' equity.

      (m)   Use of Estimates

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

      (n)   Fair Value of Financial Instruments

            At December 31, 2003 and 2002, the carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity. The carrying value of long-term debt at December 31, 2003 and 2002 also approximated fair value based on borrowing rates currently available to the Company for debt with similar terms.

      (o)   Internal Use Software

            In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes internal-use software costs upon the completion of the preliminary project stage and ceases capitalization when the software project is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software.

      (p)   Derivative Financial Instruments

            In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting or, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged item that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income
            (loss), net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. To date, the Company has not entered into any derivative financial instruments.

      (q)   Stock Options

            At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and
            (loss) earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                              Periods ended
                                                               --------------------------------------------
                                                               December 31,    December 31,    December 31,
                                                                   2003            2002            2001
                                                               ------------    ------------    ------------
            Net (loss) income - as reported                    $     (5,471)   $ (1,105,657)   $     70,279

            Deduct: Total stock-based employee
                    compensation expense determined
                    under fair value basis method for
                    all awards, net of tax                         (146,594)        (78,695)        (67,263)

            Add:    Compensation expense recognized
                    from acceleration of options, net of tax             --          20,057          26,743
                                                               ------------    ------------    ------------

             Pro forma net (loss) income                       $   (152,065)   $ (1,164,295)   $     29,759
                                                               ============    ============    ============

            (Loss) earnings Per Share:

                 Basic - as reported                           $        .00    $       (.26)   $        .02
                                                               ============    ============    ============
                 Basic - pro forma                             $       (.03)   $       (.27)   $        .01
                                                               ============    ============    ============

                 Diluted- as reported                          $        .00    $       (.26)   $        .02
                                                               ============    ============    ============
                 Diluted- pro forma                            $       (.03)   $       (.27)   $        .01
                                                               ============    ============    ============

      (r)   Concentration of Credit Risk

            Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market accounts. Accounts receivable are generally diversified due to the number of healthcare professionals comprising the Company's customer base. As of December 31, 2003 and 2002, the Company's allowance for doubtful accounts was approximately $225,000 and $125,000, respectively. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable. The carrying amount of these financial instruments are reasonable estimates of their fair value.

      (s)   Reclassifications

            Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

      (t)   Recently Issued Accounting Pronouncements

            In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

            In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The adoption of SFAS No.145 did not have a material impact on the Company's consolidated financial statements.

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated- nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

            In November 2002, the FASB issued Financial Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations and under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The Company has included the required disclosures under FIN 45 in the notes to the consolidated financial statements. The adoption of the recognition and measurement provisions of FIN 45 did not have a material effect on the Company's consolidated financial statements.

            In January 2003 and revised in December 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" and an amendment to FIN 46 entitled "FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties. FIN 46R will be applied by the Company to those entities that are considered variable interest entities as of March 31, 2004. The Company does not expect that the adoption of FIN 46R will have a material effect on its consolidated financial statements.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

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

            In December 2003, the FASB issued SFAS No. 132, as revised, Employers' Disclosures about Pensions and Other Postretirement Benefits, ("Revised SFAS 132"), which requires additional disclosures about assets, obligation, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the required revised disclosure provisions of Revised SFAS 132 as of December 31, 2003, except for the disclosure of estimated future benefit payments, which the Company is required to and will disclose as of December 31, 2004.

(2)   Acquisitions

      (a)   Bi-Op Laboratories, Inc.

      Effective January 1, 2003, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding stock of Bi-Op Laboratories, Inc. ("Bi-Op") pursuant to the terms of a Stock Purchase Agreement dated as of January 13, 2003 (the "Stock Purchase Agreement").

      In connection with the acquisition, the Company paid consideration in Canadian dollars, determined through arms-length negotiation of the parties. When converted to U.S. dollars the total purchase price approximated $2.2 million of which $1.8 million (including $.5 million for transaction costs) was paid in cash and $.4 million was paid by issuing 107,611 shares of the Company's common stock (the "Shares"). The purchase price was funded by using a portion of the proceeds remaining from the sale of the Company's 4% convertible subordinated notes due August 31, 2006. The shares were valued based upon the market price of the Company's common stock two days before, two days after and the date the acquisition was announced.

      In connection with the Stock Purchase Agreement, the Company entered into an employment agreement with Raynald Henry, a former principal owner, having a term of three years and providing for an annual base salary of $75,000 CDN and benefits, including certain severance payments. The allocation of the purchase price among the assets and liabilities is based upon the Company's valuation of the fair value of assets and liabilities of Bi-Op.

      The following table sets forth the components of the purchase price:

            Cash consideration                                $   1,368,756
            Common stock issued                                     369,106
            Transaction costs                                       495,383
                                                              -------------
                                  Total purchase price        $   2,233,245
                                                              =============

      The following table provides the allocation of the purchase price:

            Assets:      Cash and cash equivalents                                   $  194,531
                         Accounts receivables                                           212,593
                         Inventories                                                    109,572
                         Prepaid expenses and other                                     232,394
                         Property and equipment                                         437,148
                         Goodwill                                                       820,056
                         Identified intangible assets (non-competition agreement of
                         $400,000 and repeat customer base of $500,000)                 900,000
                         Other assets                                                    41,802
                                                                                     ----------
                                                                                      2,948,096
                                                                                     ----------
            Liabilities: Accounts payable                                               117,809
                         Accrued liabilities                                            140,217
                         Deferred income tax                                            270,000
                         Long term debt and other liabilities                           186,825
                                                                                     ----------
                                                                                        714,851
                                                                                     ----------
                                                           Total purchase price      $2,233,245
                                                                                     ==========

      The goodwill created by the purchase of Bi-Op is not deductible for tax purposes.

      (b)   Benefoot, Inc. and Benefoot Professional Products, Inc.

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

      In connection with the acquisition, the Company paid consideration of $6.1 million, of which $3.8 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes (the "Promissory Notes") and $.5 million was paid by issuing 61,805 shares of common stock (the "Shares"), together with certain registration rights. The Shares were valued based upon the market price of the Company's common stock two days before, two days after and on the day the acquisition was announced. $1.0 million of the Promissory Notes was paid on May 6, 2003 and the balance of $ .8 million, plus interest is due on May 6, 2004. The Company also assumed certain liabilities of Benefoot, including approximately $.3 million of long-term indebtedness. The Company also agreed to pay Benefoot up to an additional $1,000,000 upon achievement of certain performance targets on or prior to May 6, 2004 measured at various intervals. As of December 31, 2003 the Company had paid or accrued $603,238 based upon the satisfaction of performance targets during 2002 and 2003. The Company funded the entire cash portion of the purchase price with proceeds from the prior sale of the Company's 4% convertible subordinated notes due August 31, 2006.

      In connection with the Asset Purchase Agreement, the Company entered into an employment agreement with each of two shareholders of Benefoot, each having a term of two years and providing for an annual base salary of $150,000 and benefits, including certain severance arrangements. One of these shareholders subsequently terminated his employment agreement with the Company. The Company also entered into an agreement (which was amended in 2003), with Sheldon Langer as a medical consultant providing for an annual fee of $45,000 ($54,000 for the year ended 2003) and a one-time grant of 3,090 shares of common stock, together with certain registration rights. The allocation of the purchase price among the assets acquired and liabilities assumed is based on the Company's valuation of the fair value of the assets and liabilities of Benefoot.

      The following table sets forth the components of the purchase price:

            Cash consideration                          $3,800,351
            Benefoot long-term debt paid at closing        307,211
                                                        ----------

                 Total cash paid at closing                           $4,107,562

            Promissory note issued                                     1,800,000
            Common stock issued                                          529,512
            Transaction costs                                            680,228
            Contingency consideration paid or accrued                    603,238
                                                                      ----------
                      Total purchase price                            $7,720,540
                                                                      ==========

      The following table provides the allocation of the purchase price:

            Assets:      Cash and cash equivalents                                        $  225,953
                         Accounts receivables                                                806,370
                         Inventories                                                         660,559
                         Prepaid expenses and other                                           76,973
                         Property and equipment                                              155,110
                         Goodwill                                                          3,716,142
                         Identified intangible assets (trade names of $1,600,000,
                         non-competition agreements of $230,000, and license agreements
                         and related technology of $1,600,000)                             3,430,000
                         Other assets                                                          6,163
                                                                                          ----------
                                                                                           9,077,270
                                                                                          ----------
            Liabilities: Accounts payable                                                    647,873
                         Accrued liabilities                                                 389,400
                         Unearned revenue                                                    210,355
                         Long term debt & other liabilities                                  109,102
                                                                                          ----------
                                                                                           1,356,730
                                                                                          ----------

                                   Total purchase price                                   $7,720,540
                                                                                          ==========

      The goodwill created by the purchase of Benefoot is deductible for tax purposes.

      Identifiable intangible assets at December 31, 2003 consisted of:

                                                                            Net
                              Amortization   Original    Accumulated     Carrying
           Assets                Period        Cost      Amortization      Value
--------------------------    ------------  ----------   ------------   ----------
Trade Names                    indefinite   $1,600,000             --   $1,600,000
Non-competition agreements     7/8 years       630,000        104,339      525,661
License agreements and
     related technology        11 Years      1,600,000        240,556    1,359,444
Repeat customer base           20 Years        500,000         25,000      475,000
                                            ----------   ------------   ----------
                                            $4,330,000   $    369,895   $3,960,105
                                            ==========   ============   ==========

      Identifiable intangible assets at December 31, 2002 consisted of:

                                                                            Net
                              Amortization   Original    Accumulated     Carrying
           Assets                Period        Cost      Amortization      Value
--------------------------    ------------  ----------   ------------   ----------
Trade Names                    indefinite   $1,600,000             --   $1,600,000
Non-competition agreements     7 years         230,000         21,483      208,517
License agreements and
     related technology        11 Years      1,600,000         95,104    1,504,896
                                            ----------   ------------   ----------
                                            $3,430,000   $    116,587   $3,313,413
                                            ==========   ============   ==========

      Aggregate amortization expense relating to the above identifiable intangible assets for the years ended December 31, 2003 and 2002 was $253,308 and $116,587, respectively.

      At December 31, 2003, estimated future amortization expense is approximately $253,000 per annum for 2004 to 2008.

      Changes to Goodwill at December 31, 2002 and 2003, are as follows:

                                      Custom     Distributed
                                     Orthotics    Products        Total
                                    ----------   -----------   ----------
Balance January 1, 2002             $       --   $        --   $       --
          Acquisition -  Benefoot    1,191,986     1,994,400    3,186,386
                                    ----------   -----------   ----------
Balance December 31, 2002            1,191,986     1,994,400    3,186,386

Purchase price adjustments
      related to achievement of
      milestones and acquisition
      costs                            198,175      331,581      529,756

          Acquisition - Bi-Op          820,056           --      820,056
                                    ----------   ----------   ----------
Balance December 31, 2003           $2,210,217   $2,325,981   $4,536,198
                                    ==========   ==========   ==========

      There was no goodwill prior to January 1, 2002.

      The unaudited pro forma results of operations for the year ended December 31, 2002, and for the ten months ended December 31, 2001, as if the Company acquired Bi-Op and Benefoot at the beginning of each year, which are set forth below include estimates and assumptions which management believes are reasonable. However, pro forma results do not include the realization of cost savings, if any, from operating efficiencies, synergies or other positive or adverse effects resulting from the acquisition, and are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisitions had occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

      Unaudited pro forma results were:

                                      Year ended       Ten months ended
                                  December 31, 2002    December 31, 2001
                                  -----------------    -----------------

Net sales                         $      22,954,754    $      18,517,432

Net (loss) income                 $        (881,903)   $         133,070

Basic (loss) income per share     $            (.20)   $             .03

Diluted (loss) income per share   $            (.20)   $             .03

(3)   Inventories, net

      Inventories, net, consisted of the following:

                                                    December 31,
                                               -----------------------
                                                  2003         2002
                                               ----------   ----------

Raw materials                                  $1,397,916   $1,224,136
Work-in-process                                   174,164      180,135
Finished goods                                  1,234,503    1,169,287
                                               ----------   ----------
                                                2,806,583    2,573,558

Less:  allowance for excess and obsolescence      310,000      220,405
                                               ----------   ----------
                                               $2,496,583   $2,353,153
                                               ==========   ==========

(4)   Property and Equipment, net

      Property and equipment, net, is comprised of the following:

                                                    December 31,
                                              -----------------------
                                                 2003         2002
                                              ----------   ----------
            Office furniture and equipment    $  909,632   $  537,238
            Computer equipment and software    2,219,048    1,012,259
            Machinery and equipment              669,552      533,124
            Leasehold improvements             1,090,851      504,394
            Automobiles                            2,973          173
                                              ----------   ----------
                                               4,892,056    2,587,188

            Less: accumulated depreciation     2,395,985    1,643,295
                                              ----------   ----------

                                              $2,496,071   $  943,893
                                              ==========   ==========

      Depreciation and amortization expense relating to property and equipment was $397,901 for the year ended December 31, 2003, $338,524 for the year ended December 31, 2002 and $254,921 for the ten months ended December 31, 2001.

(5)   Other Current Liabilities

      Other current liabilities consisted of the following:

                                                              December 31,
                                                        -----------------------
                                                           2003         2002
                                                        ----------   ----------
            Accrued payroll and related payroll taxes   $  643,161   $  705,376
            Sales credits payable                               --      185,118
            Accrued professional fees                      211,400      148,250
            Accrued health and welfare benefits             71,786      170,000
            Deferred compensation - Benefoot               303,036           --
            Other                                          885,887      655,600
                                                        ----------   ----------

                                                        $2,114,270   $1,864,344
                                                        ==========   ==========

(6)   Long -Term Debt

      On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to Call any of the Notes, the holders of the Notes may elect to convert the Notes for the Company's common stock. Interest is payable semi-annually on the last day of June and December. Cash payments for interest expense for each of the years ended December 31, 2003, and 2002 was $583,560 and for the ten months ended December 31, 2001 was $97,260.

      The Company received net proceeds of $13,668,067 from the offering of the Notes. The cost of raising these proceeds including placement and legal fees was $920,933, and is being amortized over the life of the Notes.

      The amortization of these costs for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001 were $193,772, $193,105 and $30,698, respectively were included in interest expense in the related consolidated statements of operations.

      The Company issued $1,800,000 in 4% promissory notes on May 6, 2002 in connection with the acquisition of Benefoot. $1,000,000 of these notes were paid on May 6, 2003 and the balance plus interest is due on May 6, 2004. Interest expense was $45,932 and $47,200 for 2003 and 2002, respectively.

(7)   Commitments and Contingencies

      (a)   Leases

            Certain of the Company's facilities and equipment are leased under noncancellable operating leases. Rental expense amounted to $519,094 for the year ended December 31, 2003, $500,558 for the year ended December 31, 2002, and $405,117 for the ten months ended December 31, 2001.

            Future minimum rental payments required under current operating leases are:

                             2004                            $500,903
                             2005                            $216,218
                             2006 and thereafter             $ 22,800
                                                             --------
                                                             $739,921
                                                             ========

      (b)   Royalties

            The Company has entered into several agreements with licensors, consultants and suppliers, which require the Company to pay royalty fees relating to the sale of certain products. Royalties in the aggregate under these agreements totaled $57,680 for the year ended December 31, 2003, $43,865 for the year ended December 31, 2002, and $51,532 for the ten months ended December 31, 2001.

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

      During the ten-month period ended December 31, 2001, the Company granted 10,000 stock options pursuant to a consulting agreement with an outside consultant. These options are exercisable for a period of ten years from the date of grant, at an exercise price of $5.34. 2,000 of these options vested immediately and the remaining 8,000 options vest 2,000 shares annually on October 1, 2002 through October 1, 2005. In connection with these options, the Company recognized consulting expense of $0, $6,513 and $8,243 in the years ended December 31, 2003 and 2002 and the ten-month period ended December 31, 2001, respectively.

      In 2002, in connection with a separation agreement with a former employee, the Company agreed to accelerate the vesting of 12,000 options at the date of separation in exchange for transitional consulting assistance. As a result, the Company recognized an expense of $20,057 and $26,743 for these options for the year ended December 31, 2002 and the ten months ended December 31, 2001, respectively.

      The following is a summary of activity related to the Company's qualified and non-qualified stock options:

                                                        Exercise price       Weighted
                                          Number of    range per share   average exercise
                                           Shares                         Price Per Share
                                         ----------    ---------------   ----------------
      Outstanding at March 1, 2001          517,000       $1.50-2.19          $ 1.54
      Granted                                85,000        5.34-6.50            6.36
      Exercised                             (19,000)       1.50-2.19            1.61
                                         ----------       ----------          ------
      Outstanding at December 31, 2001      583,000        1.53-6.50            2.24
      Granted                               154,000        8.07-8.15            8.07
      Exercised                              (3,000)            2.19            2.19
      Cancelled                            (125,000)       1.56-8.07            6.11
                                         ----------       ----------          ------
      Outstanding at December 31, 2002      609,000        1.53-8.15            2.92
      Granted                                32,330        3.20-6.50            4.87
      Exercised                                  --               --              --
      Cancelled                             (18,000)       3.20-8.15            5.52
                                         ----------       ----------          ------
      Outstanding at December 31, 2003      623,330       $1.53-8.07          $ 2.95
                                         ==========       ==========          ======

      The following table summarizes information about options outstanding as of December 31, 2003:

                                     Options Outstanding        Options Exercisable
--------------------------------------------------------------------------------------
                                 Weighted Avg.     Weighted                   Weighted
                                   Remaining        Average                    Average
   Range of         Number        Contractual      Exercise       Number      Exercise
Exercise prices   Outstanding      Life (Yrs)        Price     Exercisable      Price

    $ 1.53          475,000           7.06           $1.53      475,000         $1.53
    $ 5.34           10,000           7.75           $5.34        6,000         $5.34
    $ 8.07          115,500           8.30           $8.07       28,497         $8.07
    $ 3.20            6,500           9.21           $3.20           --         $3.20
    $ 6.50           16,330           9.33           $6.50       16,330         $6.60
                    -------           ----                      -------
                    623,330           7.38                      525,827
                    =======           ====                      =======

      At December 31, 2003, all 255,000 options were exercisable and no options were available for issuance under the 1992 Plan. At December 31, 2003, 270,827 options were exercisable, 97,503 options were unexercisable and 1,127,787 options were available for future grants under the 2001 Plan. The options outstanding at December 31, 2003 under both the 1992 Plan and the 2001 Plan had remaining lives ranging from less than one year to more than nine years, with a weighted-average life of 7.38 years.

      At December 31, 2003, there were 1,496,117 and 255,000 shares of common stock reserved for issuance under the 2001 Plan and 1992 Plan, respectively.

      Additional Stock Plan Information

      The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

      SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1997 (see Note 1(q)). Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility of 62%, 52% and 67.9%, and risk free interest rates of 2.57%, 4.64% and 5.00% for the years ended December 31, 2003 and 2002, and for the ten-month period ended December 31, 2001, respectively, and no dividends during the expected term. The Company's calculations are on a multiple option valuation approach and forfeitures are recognized as they occur.

(10)  Segment Information

      In the years ended December 31, 2003 and 2002, the Company operated in two segments (custom orthotics and distributed products) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the years ended December 31, 2003 and 2002 is summarized as follows:

                                    Custom      Distributed
Year ended December 31, 2003      Orthotics       Products         Total
----------------------------    ------------    ------------   ------------

Net sales                       $ 19,115,633    $  5,604,882   $ 24,720,515

Operating profit (loss)             (264,730)      1,209,116        764,386

Depreciation and amortization        825,662          19,319        844,981

Total assets                      19,691,434       4,331,763     24,023,197

Capital expenditures               1,385,821          16,515      1,402,336

                                    Custom      Distributed
Year ended December 31, 2002      Orthotics       Products         Total
----------------------------    ------------    ------------   ------------

Net sales                       $ 14,668,572    $  4,007,931   $ 18,676,503

Operating profit (loss)           (1,109,775)        640,215       (469,560)

Depreciation and amortization        639,072           9,144        648,216

Total assets                      20,234,057       3,576,097     23,810,154

Capital expenditures                 327,120           6,577        333,697

      The Company operated in one segment (custom orthotics) in the ten months ended December 31, 2001 since the distributed products segment, established in the year ended December 31, 2002, had not been considered significant. Net sales for custom orthotics were $9,857,296 and net sales for distributed products were $1,078,816 for the ten months ended December 31, 2001. Information regarding operating profit, depreciation and amortization, total assets or capital expenditures for the ten months ended December 31, 2001 is not available.

      Geographical segment information is summarized as follows:

                                        North           United      Consolidated
                                       America          Kingdom        Total
Year ended December 31, 2003
---------------------------------------------------------------------------------
Net sales from external customers    $ 22,139,349    $  2,581,166   $ 24,720,515
Intersegment net sales                    267,425              --        267,425
Gross profit                            7,667,859       1,002,866      8,670,725
Operating (loss) profit                   326,011         438,375        764,386
Depreciation and amortization             789,264          55,717        844,981
Total assets                           22,911,458       1,111,739     24,023,197
Capital expenditures                    1,364,961          37,375      1,402,336

Year ended December 31, 2002
---------------------------------------------------------------------------------
Net sales from external customers    $ 16,560,280    $  2,116,223   $ 18,676,503
Intersegment net sales                    305,798              --        305,798
Gross profit                            5,735,147         979,252      6,714,399
Operating (loss) profit                  (856,193)        386,633       (469,560)
Depreciation and amortization             598,002          50,214        648,216
Total assets                           22,850,246         959,908     23,810,154
Capital expenditures                      266,755          66,942        333,697

Ten months ended December 31, 2001
---------------------------------------------------------------------------------
Net sales from external customers    $  9,359,893    $  1,576,219   $ 10,936,112
Intersegment net sales                    203,933              --        203,933
Gross profit                            3,309,404         692,306      4,001,710
Operating (loss) profit                  (150,262)        289,612        139,350
Depreciation and amortization             259,559          26,060        285,619
Total assets                           19,965,627         734,619     20,700,246
Capital expenditures                      180,506          91,187        271,693

      Export sales from the Company's total United States operations accounted for approximately 17 percent, 21 percent and 22 percent of net sales for the year ended December 31, 2003, for the year ended December 31, 2002, and for the ten month period ended December 31, 2001.

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

      The following table sets forth the Company's defined benefit plan status at December 31, 2003 and December 31, 2002, determined by the plan's actuary in accordance with SFAS No. 87, "Employers' Accounting for Pensions", as amended by SFAS No. 132:

                                                                         December 31,
                                                                    ----------------------
                                                                      2003          2002
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                             $(672,483)   $(482,554)
Interest cost                                                         (36,366)     (42,030)
Benefits paid                                                          59,332        2,577
Actuarial loss                                                        (32,957)    (150,476)
Settlements                                                            (2,036)          --
                                                                    ---------    ---------
Benefit obligation at end of year                                   $(684,510)   $(672,483)
                                                                    =========    =========

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of year                        $ 462,944    $ 510,278
Actual return on plan assets                                           61,005      (66,207)
Employer contribution                                                  48,000       21,000
Benefits paid                                                          (3,046)      (2,577)
Settlement                                                            (56,286)          --
                                                                    ---------    ---------

Fair value of plan assets, end of year                              $ 512,617    $ 462,944
                                                                    =========    =========

Funded status                                                        (171,893)    (209,539)
Unrecognized transition (asset)/obligation                            112,320      120,111
Unrecognized net (gain) loss                                          453,109      504,415
                                                                    ---------    ---------

Net Amount Recognized                                               $ 393,536    $ 414,987
                                                                    =========    =========

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost                                                $(171,893)   $(209,539)
Intangible asset                                                      112,320      120,111
Accumulated other comprehensive income                                453,109      504,415
                                                                    ---------    ---------
Net Amount Recognized                                               $ 393,536    $ 414,987
                                                                    =========    =========

Information for pension plans with an accumulated benefit obligation in excess of plan assets.

                                           December 31,
                                       -------------------
                                         2003       2002
                                       --------   --------

      Projected benefit obligation     $684,570   $672,483
      Accumulated benefit obligation    684,510    672,483
      Fair value of plan assets         512,617    462,944

Net periodic pension expense is comprised of the following components:

                                                                                                 Ten months
                                                               Year ended                          ended
                                                                Dec. 31,        Year ended        Dec. 31,
                                                                  2003         Dec. 31, 2002        2001
                                                               ----------       ----------       ----------
       Interest cost                                           $   36,366       $   42,030       $   28,458
       Expected return on plan assets                             (35,090)         (38,995)         (35,077)
       Amortization of unrecognized transition obligation           7,791            7,791            7,791
       Amortization of net loss                                    23,126           12,883           14,161
       Settlement                                                  37,258               --               --
                                                               ----------       ----------       ----------

       Net periodic pension expense                            $   69,451       $   23,709       $   15,333
                                                               ==========       ==========       ==========

The change in minimum liability with respect to pension benefits included in comprehensive income (loss) is as follows:

                                                                                Year ended December 31,
                                                                              ---------------------------
                                                                                2003             2002
                                                                              ----------       ----------
        Increase (decrease) in minimum liability included in comprehensive
      income (loss)                                                           $  (51,306)      $  242,795

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2003:

                                                                         2003             2002
                                                                      ----------       ----------
        Discount rate                                                          5%             5.4%

Weighted average assumptions used to determine periodic benefit cost for years ended December 31:

                                                                         2003             2002
                                                                      ----------       ----------
        Discount rate                                                        5.4%             5.4%
        Expected long-term rate of return on plan assets                     7.5%             7.5%

The discount rate is based upon applicable interest rated prescribed in the Plan for lump sum payments settled between March 2003 and February 2004.

The expected long term rate of return is selected based upon the expected duration of the projected benefit obligation for the plan and the asset mix of the plan. There is no assumed increase in compensation levels since future benefit accruals have ceased as discussed above. The unrecognized transition liability and unrecognized net loss are being amortized over 30.4 and 18.2 years, respectively.

      The Company's pension plan weighted average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

                    Asset Category                      2003          2002
      ------------------------------------------      -------       -------

      Cash and money markets                             9.26%         8.82%
      Equity securities                                 48.93         30.60
      Debt security                                     41.81         45.20
      Other                                                --         15.38
                                                      -------       -------
      Total                                               100%          100%

      The Company's investment policy is to maximize the total rate of return (income and appreciation) with a view to the long term funding objectives of the pension plan. Therefore the plan assets are diversified to the extent necessary to minimize risk and to achieve optimal balance between risk and return and between income and growth of assets though capital appreciation.

      In 2003 and 2002, 0% of Company stock was included in the equity securities component.

      Cash flows

      The Company expects to contribute approximately $72,000 to the pension plan in 2004.

      As required by Statement of Financial Accounting Standards No. 87, the Company recorded a pension liability of $171,893 at December 31, 2003 (included in Accrued Pension Expense) to reflect the excess of accumulated benefits over the fair value of pension plan assets. Since the required additional pension liability is in excess of the unrecognized prior service cost (unrecognized transition obligation), an amount equal to the unrecognized prior service cost has been recognized as an intangible asset in the amounts of $112,320 and $120,111 (included in "Other assets") as of December 31, 2003 and 2002, respectively. The remaining liability required to be recognized is reported as a separate component of stockholders' equity.

      The Company has a defined contribution retirement and savings plan (the "401(k) Plan") designed to qualify under Section 401(k) of the Internal Revenue Code (the "Code"). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l (k) Plan are invested in stock, bond and money market mutual funds. For the years ended December 31, 2003 and 2002, and the ten months ended December 31, 2001, the Company made contributions totaling $47,225, $42,288 and $26,530, respectively, to the 401(k) Plan.

(12)  Income Taxes

      The provision for (benefit from) income taxes is comprised of the following:

                    Year ended              Year ended           Ten months ended
                 December 31, 2003       December 31, 2002       December 31, 2001
                 -----------------       -----------------       -----------------
 Current:
  Federal           $      5,910           $         --           $         --
  State                    2,875                     --                 (7,565)
  Foreign                 22,619                 27,688                  3,456
                    ------------           ------------           ------------
                          31,404                 27,688                 (4,109)
 Deferred:
  Federal                137,000                 72,000                     --
  State                   21,000                 10,000                     --
  Foreign                (22,500)                (2,394)                 7,227
                    ------------           ------------           ------------
                         135,500                 79,606                  7,227
                    ------------           ------------           ------------
                    $    166,904           $    107,294           $      3,118
                    ============           ============           ============

      As of December 31, 2003, the Company has net Federal tax operating loss carryforwards of approximately $4,226,000 which may be applied against future taxable income and expire from 2004 through 2022. Future utilization of these net operating loss carryforwards will be limited under existing tax law due to the change in control of the Company (see
      Note 8). The Company also has available tax credit carryforwards of approximately $141,000.

      The net deferred tax liability is included in other liabilities on the accompanying consolidated balance sheets.

      The following is a summary of deferred tax assets and liabilities:

                                                          December 31,
                                                 ----------------------------
                                                    2003             2002
      Current assets:

           Accounts receivable                   $   77,438       $   42,412
           Stock options                            119,557          110,818
           Inventory reserves                       219,154          182,700
           Accrued expenses                         274,523          171,289
                                                 ----------       ----------
                                                    690,672          507,219

      Non-current assets:

           Property and equipment                    28,457           82,618
           Identifiable intangible assets            41,559           13,573
           Net operating loss carryforwards       1,517,551        1,662,105
           Tax credit carryforwards                 146,770          141,726
                                                 ----------       ----------
                                                  1,734,337        1,901,022
      Non-current liabilities:

           Goodwill and trade names                (243,489)         (82,000)
           Property and equipment                   (10,084)         (13,573)
           Identifiable intangible assets          (247,500)              --
                                                 ----------       ----------
                                                   (501,073)         (95,573)

                                                 ----------       ----------
      Net deferred tax asset (liability)          1,923,936        2,312,668

      Valuation allowances                       (2,425,009)      (2,408,241)

                                                 ----------       ----------
      Deferred tax asset (liability)             $ (501,073)      $  (95,573)
                                                 ==========       ==========

      The increase in the net deferred tax liability includes $270,000 relating to identifiable intangible assets acquired in the Bi-Op acquisition in January 2003.

      Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $158,000 and $82,000 during the years ended December 31, 2003 and 2002 which would not have been required prior to the adoption of SFAS 142. The deferred income tax recorded in 2003 was partially offset by the recognition of a deferred tax benefit of approximately $6,000 related to an alternative minimum tax carryforward.

      The following is a summary of the domestic and foreign components of income (loss) before taxes:

                      Year ended           Year ended        Ten months ended
                   December 31,2003     December 31,2002     December 31, 2001
                   ----------------     ----------------     -----------------
        Domestic     $    317,081         $ (1,113,923)        $     48,615

        Foreign          (155,648)             115,560               24,782
                     ------------         ------------         ------------
                     $    161,433         $   (998,363)        $     73,397
                     ============         ============         ============

      The Company's effective provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:

                                                  Year ended                 Year ended                Ten months ended
                                              December 31, 2003          December 31, 2002            December 31, 2001
                                            ----------------------     -----------------------     -----------------------

                                             Amount          %          Amount           %          Amount           %
                                            ---------    ---------     ---------     ---------     ---------     ---------
 Provision at Federal
   statutory rate                           $  54,887         34.0     $(339,443)        (34.0)    $  24,789          33.8
 Other (Permanent items)                        5,100          3.2       (23,576)         (2.4)
 Increase (decrease) in taxes
   resulting from:
     State income tax expense (benefit),
      net of federal benefit                   15,760          9.7         6,600           0.7        (4,993)         (6.8)
     Foreign tax losses with no tax
      benefit provided                         52,920         32.8
     Foreign taxes                                 --           --        25,294           2.5         2,891           3.9

     (Use) creation of net operating
      loss and credit carryforwards                                     (140,761)        (14.1)      (19,569)        (26.7)
     Change in tax rate                            --           --      (258,300)        (25.9)           --            --
     Change in valuation allowance             16,768         10.4      (837,480)         83.9            --            --
     Other                                     21,469         13.3            --            --            --            --
                                            ---------    ---------     ---------     ---------     ---------     ---------

 Effective tax rate                         $ 166,904        103.4     $ 107,294          10.7     $   3,118           4.2
                                            =========    =========     =========     =========     =========     =========

(13)  Reconciliation of Basic and Diluted Earnings Per Share

      Basic earnings per common share ("EPS") are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the years ended December 31, 2003 and 2002 exclude approximately 623,300 and 609,000, respectively, related to employee stock options. These shares are excluded due to their anti dilutive effect as a result of the Company's loss during each of the periods. The impact of the convertible notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001. Had the impact of the convertible notes been included in the calculation of diluted earnings per share, net loss would have decreased by approximately $777,000 in each of the years ended December 31, 2003 and 2002 and net income would have increased by approximately $128,000 for the ten months ended December 31, 2001. Additionally, the diluted weighted average shares would have increased by 2,431,500 for each of the years ended December 31, 2003 and 2002 and by 486,300 for the ten month period ended December 31, 2001, to reflect the conversion of the convertible notes. The following table provides a reconciliation between basic and diluted earnings per share:

                                     Year ended                         Year ended                      Ten months ended
                                  December 31, 2003                  December 31, 2002                  December 31, 2001
                            -----------------------------------------------------------------------------------------------------

                                                      Per                                 Per                                Per
                             Income       Shares     Share       Income       Shares     Share       Income     Shares      Share
                            --------    ---------   ------    -----------    ---------   ------    ---------   ---------   ------
Basic EPS
 Income (loss) available
  to common
  stockholders              $ (5,471)   4,374,396   $ (.00)   $(1,105,657)   4,245,711   $ (.26)   $  70,279   3,860,167   $  .02

Effect of Dilutive
Securities
  Stock options                   --           --       --             --           --       --           --     446,369       --
                            --------    ---------   ------    -----------    ---------   ------    ---------   ---------   ------

Diluted EPS
  Income (loss) available
 to common stockholders
 plus exercise of
 stock options              $ (5,471)   4,374,396   $ (.00)   $(1,105,657)   4,245,711   $ (.26)   $  70,279   4,306,536   $  .02
                            ========    =========   ======    ===========    =========   ======    =========   =========   ======

(14)  Related Party Transactions

      Langer has engaged a company which is owned by the brother-in-law of a senior executive of Langer, to provide certain technology related products and services. Cost incurred for products and services provided by this company were approximately $142,000, $127,700 and $59,500 in the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001, respectively. Langer also engaged a company owned by the father-in-law of a senior executive of Langer to provide certain promotional and marketing goods and services. Costs incurred with respect to such goods and services for the years ended December 2003 and 2002 and the ten months ended December 31, 2001 were $56,035, $46,525 and $35,500, respectively. In April 2002, a senior executive of the Company borrowed $21,000 from the Company ("Executive Note"). The Executive Note earns interest at a rate of 4% per annum and matures April 3, 2004.

                          LANGER, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

                                    Allowance
                                       for                                     Valuation
                          Sales      Doubtful                                Allowance for
                      Returns and    Accounts      Warranty     Inventory    Deferred Tax
                       Allowances   Receivable     Reserve       Reserve        Assets
                       ----------   ----------    ----------    ----------    ----------
    At March 1, 2001   $   28,799   $   57,820    $   46,818    $  193,323    $1,638,980

           Additions          245       15,015            --        80,408            --
           Deletions        8,100       29,566         6,476        59,825        68,219
                       ----------   ----------    ----------    ----------    ----------

At December 31, 2001       20,944       43,269        40,342       213,906     1,570,761

            Acquired           --           --        80,000            --            --
           Additions        7,056       88,348            --        14,018       837,480
           Deletions           --        6,682        50,342         7,519            --
                       ----------   ----------    ----------    ----------    ----------

At December 31, 2002       28,000      124,935        70,000       220,405     2,408,241

           Additions       40,000      117,993       404,538       129,063        16,768
           Deletions           --      (18,203)     (404,538)      (39,468)
                       ----------   ----------    ----------    ----------    ----------
At December 31, 2003   $   68,000   $  224,725    $   70,000    $  310,000    $2,425,009
                       ==========   ==========    ==========    ==========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2003 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter ended December 31, 2003 evaluation that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by Item 10, appearing under the caption "Directors and Executive Officers of the Company" of the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 appearing under the caption "Executive Compensation" of the Company's proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 appearing under the caption "Certain Relationships and Related Transactions" of the Company's proxy statement for the 2004 Annual Meeting of the Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 appearing under the caption "Principal Accountant Fees and Services" of the Company's proxy statement for the 2004 annual meeting of the stockholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

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

      10.18* The Company's 2001 Stock Incentive Plan incorporated herein by reference to the Company's Annual Report on Form-K for the fiscal year ended December 31, 2001, Exhibit 10.18.

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

      10.33*+ Employment Agreement between the Company and Joseph P. Ciavarella dated as of February 16, 2004.

      10.34*+ Option Agreement between the Company and Joseph P. Ciavarella dated as of March 24, 2004.

      21.1      List of subsidiaries.

      23.1+     Independent Auditor's Consent

      31.1+     Rule 13a-14(a)/15d-14(a) Certification by Chief Executive
                Officer.

      31.2+     Rule 13a-14(a)/15d-14(a) Certification by Chief Financial
                Officer.

      32.1+     Section 1350 Certification by Chief Executive Officer

      32.2+     Section 1350 Certification by Chief Financial Officer

*     This exhibit represents a management contract or a compensatory plan

*+    Filed herewith

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

                                  LANGER, INC.


Date: March 29, 2004                        By:  /s/ Andrew H. Meyers
                                                 --------------------
                                                 Andrew H. Meyers
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                            By:  /s/ Joseph P. Ciavarella
                                                 --------------------------
                                                 Joseph P. Ciavarella
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 2004                         By:  /s/ Burtt Ehrlich
                                                --------------------------------
                                                      Burtt Ehrlich
                                                      Director


Date: March 29, 2004                         By:  /s/ Jonathan Foster
                                                --------------------------------
                                                      Jonathan Foster
                                                      Director


Date: March 29, 2004                         By:  /s/ Arthur Goldstein
                                                --------------------------------
                                                      Arthur Goldstein
                                                      Director


Date: March 29, 2004                         By:  /s/ Greg Nelson
                                                --------------------------------
                                                      Greg Nelson
                                                      Director

Date: March 29, 2004                             By:  /s/ Thomas Strauss
                                                --------------------------------
                                                      Thomas Strauss
                                                      Director