Form 10-Q
period 2004-03-31
LANGER INC
filed 2004-05-17
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                        --------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-12991
                                               -------

                                  LANGER, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)


                      DELAWARE                      11-2239561
            ------------------------------    ---------------------
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

YES     X          NO
   -----------       -----------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES                NO     X
   -----------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.02 - 4,380,851 shares as of May 10, 2004.

                                      INDEX

    LANGER, INC. AND SUBSIDIARIES


    PART I.       FINANCIAL INFORMATION                                              PAGE


    Item 1.       Financial Statements


                  Unaudited Consolidated Balance Sheets                                 3

                  Unaudited Consolidated Statements of Operations                       4

                  Unaudited Consolidated Statements of Stockholders' Equity             5

                  Unaudited Consolidated Statement of Cash Flows                        6

                  Notes to Unaudited Consolidated Financial Statements               7-16


    Item 2.       Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                17-21

    Item 3.       Quantitative and Qualitative Disclosures about Market Risk           22


    Item 4.       Controls and Procedures                                              23



    PART II.      OTHER INFORMATION


    Item 6.       Exhibits and Reports on Form 8-K                                     24

    PART 1.  FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS

                                  LANGER, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31, 2004          DECEMBER 31, 2003
                                                                                ---------------------    -----------------------
                                  ASSETS                                            (unaudited)
Current assets:
     Cash and cash equivalents                                              $        4,901,029            $     5,533,946
     Accounts receivable, net of allowances for doubtful
     accounts and returns and allowances aggregating $313,104
     and $292,725, respectively                                                      3,588,421                  3,628,052
     Inventories, net                                                                2,867,912                  2,496,583
     Prepaid expenses and other                                                        725,475                    495,386
                                                                           ---------------------    -----------------------
          Total current assets                                                      12,082,837                 12,153,967

Property and equipment, net                                                          2,743,680                  2,496,071
Identifiable intangible assets, net                                                  3,896,778                  3,960,105
Goodwill                                                                             4,656,341                  4,536,198
Other assets                                                                           813,679                    876,856
                                                                           ---------------------    -----------------------
          Total assets                                                      $       24,193,315            $    24,023,197
                                                                           =====================    =======================

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                   $          800,000            $       800,000
     Accounts payable                                                                1,269,271                  1,133,149
     Other current liabilities                                                       2,294,270                  2,114,270
     Unearned revenue                                                                  639,896                    672,597
                                                                           ---------------------    -----------------------
          Total current liabilities                                                  5,003,437                  4,720,016

Long-term debt                                                                      14,589,000                 14,589,000
Unearned revenue                                                                       190,778                    166,757
Accrued pension expense                                                                171,893                    171,893
Other liabilities                                                                      642,101                    600,338
                                                                           ---------------------    -----------------------
          Total liabilities                                                         20,597,209                 20,248,004
                                                                           ---------------------    -----------------------

Stockholders' equity
     Preferred stock, no par value; authorized 250,000 shares;
     no shares issued                                                                      -                         -
     Common stock, $.02 par value; authorized 50,000,000
     shares; issued 4,447,951 and 4,447,451, respectively                               88,959                     88,949
     Additional paid-in capital                                                     13,203,719                 13,202,129
     Accumulated deficit                                                            (9,378,232)                (9,159,140)
     Accumulated other comprehensive loss                                             (202,883)                  (241,288)
                                                                           ---------------------    -----------------------
                                                                                     3,711,563                  3,890,650

     Treasury stock at cost, 67,100 shares                                            (115,457)                  (115,457)
                                                                           ---------------------    -----------------------
          Total stockholders' equity                                                 3,596,106                  3,775,193
                                                                           ---------------------    -----------------------
          Total liabilities and stockholders' equity                        $       24,193,315            $    24,023,197
                                                                           =====================    =======================

See accompanying notes to consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   2004                     2003
                                                           ------------------       -------------------
Net sales                                                   $     5,763,936          $      5,585,178
Cost of sales                                                     3,790,586                 3,789,821
                                                           ------------------       -------------------
   Gross profit                                                   1,973,350                 1,795,357


Selling expenses                                                    807,689                   712,133
General and administrative expenses                               1,174,134                 1,069,253
                                                           ------------------       -------------------
   Operating  (loss) income                                          (8,473)                   13,971
                                                           ------------------       -------------------

Other income (expense):
Interest income                                                      44,347                    46,295
Interest expense                                                   (204,966)                 (214,489)
Other                                                                 -                       (59,258)
                                                           ------------------       -------------------

   Other expense, net                                              (160,619)                 (227,452)
                                                           ------------------       -------------------

   Loss before income taxes                                        (169,092)                 (213,481)
 Provision for income taxes                                          50,000                    44,600
                                                           ------------------       -------------------
   Net loss                                                 $      (219,092)         $       (258,081)
                                                           ==================       ===================

Weighted average number of common shares used in computation of net income loss per share:

       Basic                                                      4,380,422                 4,362,907
                                                           ==================       ===================
       Diluted                                                    4,380,422                 4,362,907
                                                           ==================       ===================

Net loss per common share:

       Basic                                                $          (.05)         $           (.06)
                                                           ==================       ===================
       Diluted                                              $          (.05)         $           (.06)
                                                           ==================       ===================


See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                                                                                Accumulated Other
                                                                                               Comprehensive Loss
                                                                                               ------------------


                                 Common Stock                  Additional                   Foreign      Minimum        Total
                                 ------------      Treasury     Paid-in      Accumulated    Currency     Pension     Stockholders'
                              Shares    Amount      Stock       Capital        Deficit    Translation   Liability       Equity
                            --------------------------------------------------------------------------------------------------------

Balance at January 1, 2004   4,447,451  $ 88,949   $ (115,457)  $ 13,202,129  $ (9,159,140)  $  211,821   $ (453,109)  $  3,775,193

Net loss for three months
ended March 31, 2004                                                              (219,092)                                (219,092)

Foreign currency adjustment                                                                     38,405                       38,405

Exercise of stock options          500        10                       1,590                                                  1,600
                            --------------------------------------------------------------------------------------------------------

Balance at March 31, 2004    4,447,951  $ 88,959   $ (115,457)  $ 13,203,719  $ (9,378,232)  $  250,226   $ (453,109)  $  3,596,106
                            ========================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                         2004                  2003
                                                                                  -----------------     ------------------
Cash Flows From Operating Activities:

Net loss                                                                             $   (219,092)         $   (258,081)

  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                                         229,835               187,253
    Provision for doubtful accounts receivable                                             24,000                18,514
    Deferred income taxes                                                                  37,000                31,086
  Changes in operating assets and liabilities:
    Accounts receivable                                                                    29,339               104,839
    Inventories                                                                          (360,563)             (117,096)
    Prepaid expenses and other assets                                                    (209,273)               62,621
    Accounts payable and other current liabilities                                        131,791              (154,345)
    Unearned revenue and other liabilities                                                 17,268              (194,090)
                                                                                  -----------------     -----------------

          Net cash used in operating activities                                          (319,695)             (319,299)
                                                                                  -----------------     -----------------


Cash Flows From Investing Activities:
  Purchase of business, net of cash acquired                                                  -              (1,301,663)
  Purchase of property and equipment                                                     (321,362)              (97,569)
                                                                                  -----------------     -----------------

          Net cash used in investing activities                                          (321,362)           (1,399,232)
                                                                                  -----------------     -----------------


Cash Flows From Financing Activities - exercise of stock options                            1,600                   -
                                                                                  -----------------     -----------------

Effect of exchange rate changes in cash                                                     6,540                 5,796
                                                                                  -----------------     -----------------

Net decrease in cash and cash equivalents                                                (632,917)           (1,712,735)
Cash and cash equivalents at beginning of period                                        5,533,946             9,411,710
                                                                                  -----------------     -----------------
Cash and cash equivalents at end of period                                           $  4,901,029          $  7,698,975
                                                                                  =================     =================

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
   Interest                                                                          $      2,828          $     19,544
                                                                                  =================     =================

  See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
         ------------------------------------------------------------

(a) BASIS OF PRESENTATION
    ---------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

    Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.



(b) PROVISION FOR INCOME TAXES
    --------------------------

    For the three months ended March 31, 2004, there was no provision for income taxes on domestic operations. The provision for income taxes on foreign operations was estimated at $13,000. The provision for income taxes on foreign operations for the three months ended March 31, 2003 was estimated at $12,600.

    Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $37,000 and $32,000 during the three months ended March 31, 2004 and 2003, respectively, which would not have been required prior to the adoption of SFAS 142.

(c) RECLASSIFICATIONS
    -----------------

    Certain amounts have been reclassified in the prior period consolidated financial statements to present them on a basis consistent with the current year.

(d) SEASONALITY
    -----------

    A substantial portion of the Company's revenue is derived from the sale of custom orthotics. North American custom orthotic revenue has historically been significantly higher in the warmer months of the year, while custom orthotic revenue of the Company's United Kingdom subsidiary has historically not evidenced any seasonality.

(e) STOCK OPTIONS
    -------------

    At March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net (loss), as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                                                          Three months ended March 31,
                                                                   ------------------    -----------------
                                                                          2004                 2003
                                                                   ------------------    -----------------
    Net loss - as reported                                                $ (219,092)          $ (258,081)


    Deduct: Total stock-based employee compensation expense
            determined under fair value basis method for all
            awards, net of tax                                               (66,953)             (31,733)
                                                                   ------------------    -----------------

    Pro forma net loss                                                    $ (286,045)          $ (289,814)
                                                                   ==================    =================

    Earnings (loss) per share:

         Basic - as reported                                              $     (.05)          $     (.06)
                                                                   ==================    =================
         Basic - pro forma                                                $     (.07)          $     (.07)
                                                                   ==================    =================

         Diluted - as reported                                            $     (.05)          $     (.06)
                                                                   ==================    =================
         Diluted - pro forma                                              $     (.07)          $     (.07)
                                                                   ==================    =================


(f) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

    In December 2003, the FASB issued SFAS No. 132, as revised, Employers' Disclosures about Pensions and Other Postretirement Benefits, ("Revised SFAS 132"), which requires additional disclosures about assets, obligation, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the required revised disclosure provisions of Revised SFAS 132 as of December 31, 2003, except for the disclosure of estimated future benefit payments, which the Company is required to and will disclose as of December 31, 2004. The adoption of SFAS No. 132 did not have a material impact on the Company's financial statements.

NOTE 2 - ACQUISITIONS
         ------------

(a) BI-OP LABORATORIES, INC.
    ------------------------

    Effective January 1, 2003, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding stock of Bi-Op Laboratories, Inc. ("Bi-Op") pursuant to the terms of a Stock Purchase Agreement dated as of January 13, 2003 (the "Stock Purchase Agreement").

    In connection with the acquisition, the Company paid consideration in Canadian dollars, determined through arms-length negotiation of the parties. When converted to U.S. dollars the total purchase price approximated $2.2 million of which $1.8 million (including $0.5 million for transaction costs) was paid in cash and $0.4 million was paid by issuing 107,611 shares of the Company's common stock (the "Shares"). The purchase price was funded by using a portion of the proceeds remaining from the sale of the Company's 4% convertible subordinated notes due August 31, 2006. The shares were valued based upon the market price of the Company's common stock two days before, two days after and the date the acquisition was announced.

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

    The following table sets forth the components of the purchase price:

        Cash consideration                                 $     1,368,756
        Common stock issued                                        369,106
        Transaction costs                                          495,383
                                                    ----------------------
                             Total purchase price          $     2,233,245
                                                    ======================


    The following table provides the allocation of the purchase price:


          Assets:        Cash and cash equivalents                                                  $   194,531
                         Accounts receivables                                                           212,593
                         Inventories                                                                    109,572
                         Prepaid expenses and other                                                     232,394
                         Property and equipment                                                         437,148
                         Goodwill                                                                       820,056
                         Identified intangible assets (non-competition agreement of
                         $400,000 and repeat customer base of $500,000)                                 900,000
                         Other assets                                                                    41,802
                                                                                               ----------------
                                                                                                      2,948,096
                                                                                               ----------------
          Liabilities:   Accounts payable                                                               117,809
                         Accrued liabilities                                                            140,217
                         Deferred income tax                                                            270,000
                         Long term debt and other liabilities                                           186,825
                                                                                               ----------------
                                                                                                        714,851
                                                                                               ----------------
                                                                Total purchase price                $ 2,233,245
                                                                                               ================

    The goodwill created by the purchase of Bi-Op is not deductible for tax purposes.

(b) BENEFOOT, INC. AND BENEFOOT PROFESSIONAL PRODUCTS, INC.
    -------------------------------------------------------

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

    In connection with the acquisition, the Company paid consideration of $6.1 million, of which $3.8 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes (the "Promissory Notes") and $0.5 million was paid by issuing 61,805 shares of common stock (the "Shares"), together with certain registration rights. The Shares were valued based upon the market price of the Company's common stock two days before, two days after and on the day the acquisition was announced. $1.0 million of the Promissory Notes was paid on May 6, 2003 and the balance of $0.8 million, plus interest was paid on May 6, 2004. The Company also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness. The Company also agreed to pay Benefoot up to an additional $1 million upon achievement of certain performance targets on or prior to May 6, 2004 measured at various intervals. During the three months ended March 31, 2004, the Company recorded $120,143 of additional goodwill upon the achievement of certain performance targets. As of March 31, 2004 the Company had paid or accrued a total of $723,381 based upon the satisfaction of performance targets. The Company funded the entire cash portion of the purchase price with proceeds from the prior sale of the Company's 4% convertible subordinated notes due August 31, 2006.

    In connection with the Asset Purchase Agreement, the Company entered into an employment agreement with each of two shareholders of Benefoot, each having a term of two years and providing for an annual base salary of $150,000 and benefits, including certain severance arrangements. One of these shareholders subsequently terminated his employment agreement with the Company and the second contract expires in the second quarter of 2004. The Company also entered into an agreement (which was amended in 2003 and 2004), with Sheldon Langer as a medical consultant. The allocation of the purchase price among the assets acquired and liabilities assumed is based on the Company's valuation of the fair value of the assets and liabilities of Benefoot.

    The following table sets forth the components of the purchase price:


                      Cash consideration                                               $  3,800,351
                      Benefoot long-term debt paid at closing                               307,211
                                                                             ----------------------

                           Total cash paid at closing                                                    $  4,107,562

                      Promissory note issued                                                                1,800,000
                      Common stock issued                                                                     529,512
                      Transaction costs                                                                       680,228

                      Contingency consideration paid or accrued                                               723,381
                                                                                                    -----------------
                                Total purchase price                                                     $  7,840,683
                                                                                                    =================


    The goodwill created by the purchase of Benefoot is deductible for tax purposes.

    The following table provides the allocation of the purchase price:


                    Assets:      Cash and cash equivalents                                             $      225,953
                                 Accounts receivables                                                         806,370
                                 Inventories                                                                  660,559
                                 Prepaid expenses and other                                                    76,973
                                 Property and equipment                                                       155,110
                                 Goodwill                                                                   3,836,285
                                 Identified intangible assets (trade names of $1,600,000,
                                 non-competition agreements of $230,000, and license agreements
                                 and related technology of $1,600,000)                                      3,430,000
                                 Other assets                                                                   6,163
                                                                                                   ------------------
                                                                                                            9,197,413
                                                                                                   ------------------
                    Liabilities: Accounts payable                                                             647,873
                                 Accrued liabilities                                                          389,400
                                 Unearned revenue                                                             210,355
                                 Long term debt & other liabilities                                           109,102
                                                                                                   ------------------
                                                                                                            1,356,730
                                                                                                   ------------------

                                           Total purchase price                                        $    7,840,683
                                                                                                   ==================


    In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill and intangible assets with indefinite lives (trade names with an estimated fair value of $1,600,000).

    Identifiable intangible assets at December 31, 2003 consisted of:


                                               Amortization        Original          Accumulated         Net Carrying
                   Assets                         Period             Cost            Amortization           Value
       ----------------------------------    ----------------    -------------    ----------------     -----------------
       Trade Names                             indefinite         $  1,600,000               -           $     1,600,000
       Non-competition agreements              7/8 years               630,000             104,339               525,661
       License agreements and
            related technology                 11 Years              1,600,000             240,556             1,359,444
       Repeat customer base                    20 Years                500,000              25,000               475,000
                                                                 -------------    ----------------     -----------------
                                                                  $  4,330,000      $      369,895       $     3,960,105
                                                                 =============    ================     =================


       Identifiable intangible assets at March 31, 2004 consisted of:


                                               Amortization                          Accumulated              Net
                   Assets                         Period         Original Cost      Amortization         Carrying Value
       ----------------------------------    ----------------    -------------    ----------------     -----------------
       Trade Names                             indefinite           $1,600,000               -               $ 1,600,000
       Non-competition agreements              7/8 years               630,000             125,052               504,948
       License agreements and
            related technology                 11 Years              1,600,000             276,920             1,323,080
       Repeat customer base                    20  Years               500,000              31,250               468,750
                                                                 -------------    ----------------     -----------------
                                                                   $ 4,330,000          $  433,222           $ 3,896,778
                                                                 =============    ================     =================

    Aggregate amortization expense relating to the above identifiable intangible assets for each of the quarters ended March 31, 2004 and 2003 was $63,327.

    At December 31, 2003, estimated future amortization expense is approximately $253,000 per annum for 2004 to 2008.

    Changes in goodwill for the quarter ended March 31, 2004 and for the year ended December 31 2003, are as follows:


                                                                CUSTOM               DISTRIBUTED
                                                               ORTHOTICS              PRODUCTS                TOTAL
                                                          --------------------    ------------------    ------------------
         Balance December 31, 2002                             $  1,191,986           $  1,994,400           $  3,186,386

         Purchase price adjustments
               related to achievement of
               milestones and acquisition
               costs                                                198,175                331,581                529,756

                   Acquisition - Bi-Op                              820,056                    -                  820,056
                                                          --------------------    ------------------    ------------------
         Balance December 31, 2003                                2,210,217              2,325,981              4,536,198

         Purchase price adjustments related to
         achievement of milestones and
         acquisition costs                                           44,944                 75,199                120,143
                                                          --------------------    ------------------    ------------------
         Balance March 31, 2004                                $  2,255,161           $  2,401,180           $  4,656,341
                                                          ====================    ==================    ==================


NOTE 3 - INVENTORIES, NET
         ----------------

    Inventories consist of:

                                                                 March 31, 2004           December 31, 2003
                                                           ---------------------    -------------------------
                                                               (Unaudited)
                Raw materials                                    $    1,562,972              $    1,087,916
                Work-in-process                                         175,076                     174,164
                Finished goods                                        1,129,864                   1,234,503
                                                          ----------------------    -------------------------
                                                                 $    2,867,912              $    2,496,583
                                                          ======================    =========================


NOTE 4 - LONG TERM DEBT
         --------------


    On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to Call any of the Notes, the holders of the Notes may elect to convert the Notes for the Company's common stock. Interest is payable semi-annually on the last day of June and December. Interest expense on these Notes was $145,890 for each of the three month periods ended March 31, 2004 and 2003.



    The Company received net proceeds of $13,668,067 from the offering of the Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for each of the three months ended March 31, 2004 and 2003 was $48,443.

    The Company issued $1,800,000 in Promissory Notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were paid on May 6, 2003 and the balance was paid on May 6, 2004. Interest expense for the three months ended March 31, 2004 and 2003 was $8,000 and $18,000, respectively.

NOTE 5 - SEGMENT INFORMATION
         -------------------


    The Company operated in two segments (custom orthotics and distributed products) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the quarters ended March 31, 2004 and 2003 is summarized as follows:




       THREE MONTHS ENDED MARCH 31, 2004               CUSTOM ORTHOTICS          DISTRIBUTED PRODUCTS          TOTAL
    ------------------------------------------     ------------------------    -----------------------     -------------
    Net Sales                                            $    4,635,023              $    1,128,913          $5,763,936

    Gross Margins                                             1,554,660                     418,690           1,973,350

    Operating profit (loss)                                     (50,492)                     42,019              (8,473)



       THREE MONTHS ENDED MARCH 31, 2003              CUSTOM ORTHOTICS           DISTRIBUTED PRODUCTS          TOTAL
    ------------------------------------------     ------------------------    -----------------------     ----------------
    Net Sales                                            $    4,201,421              $    1,383,757          $5,585,178

    Gross Margins                                             1,437,092                     358,265           1,795,357

    Operating profit (loss)                                    (168,758)                    182,729              13,971


    Geographical segment information is summarized as follows:


         THREE MONTHS ENDED MARCH 31, 2004               NORTH AMERICA              UNITED KINGDOM              TOTAL
    --------------------------------------------  ----------------------------   ---------------------    -----------------
    Net sales to external customers                        $       5,078,571            $     685,365         $  5,763,936
    Intersegment net sales                                 $          70,952            $       -             $     70,952
    Gross margins                                          $       1,741,890            $     231,460         $  1,973,350
    Operating (loss) profit                                $        (100,960)           $      92,487         $     (8,473)


         THREE MONTHS ENDED MARCH 31, 2003               NORTH AMERICA              UNITED KINGDOM           TOTAL
    --------------------------------------------  ----------------------------   ---------------------    -----------------
    Net sales from external customers                      $       4,919,268            $     665,910         $ 5,585,178
    Intersegment net sales                                 $          69,001            $       -             $    69,001
    Gross margins                                          $       1,533,142            $     262,215         $ 1,795,357
    Operating (loss) profit                                $        (100,953)           $     114,924         $    13,971

NOTE 6 - COMPREHENSIVE INCOME (LOSS)
         ---------------------------

    The Company's comprehensive income (loss) were as follows:


                                                                                      Three months ended March 31,
                                                                               -----------------------------------------
                                                                                       2004                   2003
                                                                               --------------------    -----------------

                Net loss                                                               $   (219,092)         $  (258,081)

                Other comprehensive income (loss) net of tax:

                Change in equity resulting from translation of
                financial statements into U.S. dollars                                       38,405               51,772
                                                                               --------------------    -----------------

                Comprehensive loss                                                     $   (180,687)         $  (206,309)
                                                                               ====================    =================



NOTE 7 - INCOME (LOSS) PER SHARE
         -----------------------

    The following table provides a reconciliation between basic and diluted earnings per share:


                                                                  Three months ended March 31,
                                                         2004                                         2003
                                      -------------------------------------------    ---------------------------------------
                                                                          Per                                         Per
    Basic loss per common share       Income(loss)       Shares          Share       Income(loss)     Shares         Share
    -----------------------------     -------------    -----------     ----------    ------------    ----------     --------
    Loss available to common           $ (219,092)      4,380,422        $ (.05)     $ (258,081)     4,362,907      $ (.06)
      Stockholders

    Stock options                            -               -               -              -              -             -
                                      -------------    -----------     ----------    ------------    ----------     --------

    Diluted loss per common
    share
    -----------------------------
    Loss available to common
      stockholders plus assumed
      exercise of stock options         $ (219,092)      4,380,422        $ (.05)     $ (258,081)     4,362,907      $ (.06)
                                      =============    ===========     ==========    ============    ==========     ========


    Basic earnings per common share ("EPS") are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the quarters ended March 31, 2004 and 2003 exclude stock options totaling approximately 649,000 and 621,000, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss during each of the periods. The impact of the convertible notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the quarters ended March 31, 2004 and 2003. Had the impact of the convertible notes been included in the calculation of diluted earnings per share, net loss would have decreased by approximately $194,000 in each of the quarters ended March 31, 2004 and 2003. Additionally, the diluted weighted average shares would have increased by 2,431,500 for each of the quarters ended March 31, 2004 and 2003, to reflect the conversion of the convertible notes.

NOTE 8 - RELATED PARTY TRANSACTIONS
         --------------------------

    Langer has engaged a company which is owned by the brother-in-law of a senior executive of Langer, to provide certain technology related products and services. Cost incurred for products and services provided by this company were approximately $12,000, and $7,200 in the quarters ended March 31, 2004 and 2003, respectively. Langer also engaged a company owned by the father-in-law of a senior executive of Langer to provide certain promotional and marketing goods and services. Costs incurred with respect to such goods and services for the quarters ended March 31, 2004 and 2003 were $14,735, and $20,309, respectively. In April 2002, a senior executive of the Company borrowed $21,000 from the Company ("Executive Note"). The Executive Note earns interest at a rate of 4% per annum and was repaid in April 2004.

NOTE 9 - PENSION
         -------


                                                                                     PENSION BENEFITS
                                                                         ------------------------------------------
          THREE MONTHS ENDED MARCH 31:                                          2004                   2003
          ----------------------------------------------------------     --------------------    ------------------
          Service cost                                                    $         -              $
          Interest cost                                                               8,550                 9,106
          Expected return on plan assets                                             (9,603)               (8,671)
          Amortization of transition (assets) or obligations                          1,948                 1,948
          Recognized actuarial (gain) loss                                            4,808                 5,782
                                                                         --------------------    ------------------
          Net periodic benefit cost                                       $           5,703        $        8,165
                                                                         ====================    ==================

    EMPLOYER CONTRIBUTIONS

    The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $72,000 to its pension plan in 2004. As of March 31, 2004 no contributions have been made. The Company presently anticipates contributing $72,000 to fund its pension plan in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------


    CRITICAL ACCOUNTING POLICIES AND ESTIMATES
    ------------------------------------------

    The Company disclosed its critical accounting policies and estimates on the December 31, 2003 Form 10-K. There have been no changes to those critical accounting policies and estimates during the three months ended March 31, 2004.


    RESULTS OF OPERATIONS
    ---------------------

    Net sales for the three months ended March 31, 2004 were $5,763,936 or approximately 3% above net sales of $5,585,178 for the three months ended March 31, 2003. Net sales of custom orthotics were $4,635,023 and $4,201,421 while net sales of distributed products were $1,128,913 and $1,383,757 for the three months ended March 31, 2004 and 2003, respectively.

    Net sales for custom orthotics for the three months ended March 31, 2004 were $4,635,023 as compared to $4,201,421 for the three months ended March 31, 2003, an increase of $433,602, or approximately 10%. The primary reason for the increase in revenue during the 2004 quarter was a price increase put into effect during the first quarter for orthotic products as well as the strong performance by the Bi-Op Laboratories clinic as compared to the prior year.

    Net sales of distributed products for the three months ended March 31, 2004 were $1,128,913 as compared to $1,383,757 for the three months ended March 31, 2003, a decrease of $254,844 or approximately 18%. The primary reasons for the decrease in sales revenue were a 10% price reduction within the therapeutic shoe program that was put into effect to become more competitive in the marketplace, and the elimination of a direct-to-consumer product line.

    Gross profit as a percentage of net sales for the three months ended March 31, 2004 was 34.2%, as compared to 32.1% for the three months ended March 31, 2003. Gross profit as a percentage of net sales increased due primarily to the price increase in orthotic products partially offset by a 10% price reduction within the therapeutic shoe program.

    Selling expenses for the three months ended March 31, 2004, were $807,689 or 14% of net sales as compared to $712,133 or 12.8% of net sales for the three months ended March 31, 2003. Selling expenses as a percentage of sales increased primarily as a result of marketing initiatives in the first quarter of the 2004 year. The Company introduced its new scanner technology at several industry shows during the March 2004 quarter.

    General and administrative expenses for the three months ended March 31, 2004 were $1,174,134 or 20% of net sales for the three months ended March 31, 2004 as compared to $1,069,253 or 19.1% of net sales for the three months ended March 31, 2003. General and administrative expenses increased primarily as a result of costs associated with the continued strengthening of the Company's infrastructure and increases in professional fees and insurance costs.

    Other income (expense), net, was $(160,619) for the three months ended March 31, 2004, as compared to $(227,452) for the three months ended March 31, 2003. The decrease in expense is attributable to the reduction in interest expense as the result of reduction in the amount of indebtedness outstanding in this 2004 quarter as compared to the 2003 quarter. Additionally, the Company incurred other expenses totaling $59,258 in the 2003 quarter, no such amount was incurred in the 2004 quarter.

    For the three months ended March 31, 2004, there was no provision for income taxes on domestic operations. The provision for income taxes on foreign operations was estimated at $13,000. The provision for income taxes on foreign operations for the three months ended March 31, 2003 was estimated at $12,600.

    Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $37,000 and $32,000 during the three months ended March 31, 2004 and 2003, respectively, which would not have been required prior to the adoption of SFAS 142.


    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    Working capital as of March 31, 2004 was $7,079,400, as compared to $7,433,951 as of December 31, 2003. Cash balances at March 31, 2004 were $4,901,029, a decrease of $632,917 from the $5,533,946 at December 31, 2003.
    The reduction in cash is attributable to the cash utilized for the implementation of the new information technology system, the payment of annual bonuses and the funding of annual insurance premiums.

    The Company issued $1,800,000 in 4% promissory notes ("Benefoot Notes") in connection with the acquisition of Benefoot. $1,000,000 of the Benefoot Notes were paid on May 6, 2003 and the balance of $800,000 was paid on May 6, 2004. Interest expense with respect to the Benefoot Notes for the three months ended March 31, 2004 and 2003 was $8,000 and $18,000, respectively.

    In 2003 the Company's United Kingdom subsidiary ("UK Subsidiary") maintained a line of credit with a local bank in the amount of 50,000 British pounds, which was guaranteed by the Company pursuant to a standby Letter of Credit. The Letter of Credit expired in February 2004 and the Company has thereafter provided sufficient funds to the UK Subsidiary to meet its working capital requirements.

    The Company may finance acquisitions of other companies or product lines in the future from existing cash balances, from borrowings from institutional lenders, and/or public or private offerings of debt or equity securities.

    As described above, the Company made the final payment under the Benefoot Notes totaling $800,000 plus interest in May 2004. Additionally, the Company is obligated to make certain contingent price payments based upon certain defined net sales through May 6, 2004. As of March 31, 2004 the Company had accrued $422,179 ($302,036 of which was accrued at December 31, 2003). Additionally, the Company has paid or expects to pay approximately $500,000 in 2004 to complete its information technology system conversion.

    In 2003, the Company did not have earnings after taxes and it did not have earnings after taxes for the quarter ended March 31, 2004. To the extent that the Company is unable to increase its profitability in the next two years it will not have sufficient funds to repay its obligation under the convertible notes which mature in 2006. The Company would have to refinance or restructure such convertible notes at that time.

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

    In December 2003, the FASB issued SFAS No. 132, as revised, Employers' Disclosures about Pensions and Other Postretirement Benefits, ("Revised SFAS 132"), which requires additional disclosures about assets, obligation, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the required revised disclosure provisions of Revised SFAS 132 as of December 31, 2003, except for the disclosure of estimated future benefit payments, which the Company is required to and will disclose as of December 31, 2004. The adoption of SFAS No. 132 did not have a material impact on the Company's financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES
        -----------------------



                  As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information that the Company must disclose in reports filed under the Securities Exchange Act of 1934, as amended, is communicated and processed in a timely manner. Andrew H. Meyers, President and Chief Executive Officer, and Joseph P. Ciavarella, Vice President and Chief Financial Officer, participated in this evaluation.

                  Based on such evaluation, Messrs. Meyers and Ciavarella concluded that, as of the date of such evaluation, the Company's disclosure controls and procedures were effective. During the most recent fiscal quarter, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls.

    PART II.      OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

              31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

              31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

              32.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350
                       of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

              32.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of
                       Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

         (b) In the quarter ended March 31, 2004, the Company filed one Current Report on Form 8-K dated March 30, 2004, Items 9 and 12.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LANGER, INC.


Date:    May 17, 2004            By: /s/ Andrew H. Meyers
                                    -----------------------------
                                    Andrew H. Meyers
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                 By: /s/ Joseph P. Ciavarella
                                    -----------------------------
                                    Joseph P. Ciavarella
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)