Form 10-Q
period 2004-06-30
LANGER INC
filed 2004-08-16
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                        --------------------------------

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                           Commission File No. 0-12991
                                               -------

                                  LANGER, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                           11-2239561
-------------------------------                        ------------------------
(State or other jurisdiction                            (I.R.S. employer iden-
       of incorporation or                                 tification number)
           organization)

                450 COMMACK ROAD, DEER PARK, NEW YORK    11729-4510
             -------------------------------------------------------
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

Common Stock, Par Value $.02 - 4,380,851 shares as of August 12, 2004.

                                        1

                                      INDEX

LANGER, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION                                           PAGE

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets  -
             June 30, 2004 and December 31, 2003..........................   3

           Unaudited Consolidated Statements of Operations - Three and
             six month periods ended June 30, 2004 and 2003 ..............   4

           Unaudited Consolidated Statement of Stockholders' Equity -
             Six months ended June 30, 2004 ..............................   5

           Unaudited Consolidated Statements of Cash Flows - Six month
             periods ended June 30, 2004 and 2003 ........................   6

           Notes to Unaudited Consolidated Financial Statements ..........   7

Item 2.    Management's Discussion and Analysis of Financial Condition

PART II.   OTHER INFORMATION

EXHIBITS ....................................................... follow page 24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  LANGER, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,                DECEMBER 31,
                                                                                    2004                      2003
                                                                            ---------------------    -----------------------
                             ASSETS                                             (unaudited)

Current assets:
     Cash and cash equivalents                                                    $   2,796,210             $    5,533,946
     Accounts receivable, net of allowances for doubtful
     accounts and returns and allowances aggregating $337,210
     and $292,725, respectively                                                       3,859,221                  3,628,052
     Inventories, net                                                                 3,133,850                  2,496,583
     Prepaid expenses and other                                                       1,234,842                    495,386
                                                                            ---------------------    -----------------------
          Total current assets                                                       11,024,123                 12,153,967

Property and equipment, net                                                           2,812,171                  2,496,071
Identifiable intangible assets, net                                                   3,833,451                  3,960,105
Goodwill                                                                              4,700,150                  4,536,198
Other assets                                                                            747,639                    876,856
                                                                            ---------------------    -----------------------
          Total assets                                                            $  23,117,534             $   24,023,197
                                                                            =====================    =======================

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                         $           -             $      800,000
     Accounts payable                                                                 1,198,782                  1,133,149
     Other current liabilities                                                        2,114,800                  2,114,270
     Unearned revenue                                                                   693,177                    672,597
                                                                            ---------------------    -----------------------
          Total current liabilities                                                   4,006,759                  4,720,016

Long-term debt                                                                       14,589,000                 14,589,000
Unearned revenue                                                                        129,282                    166,757
Accrued pension expense                                                                 171,893                    171,893
Other liabilities                                                                       671,503                    600,338
                                                                            ---------------------    -----------------------
          Total liabilities                                                          19,568,437                 20,248,004
                                                                            ---------------------    -----------------------

Stockholders' Equity:
     Preferred stock, no par value; authorized 250,000 shares;
     no shares issued                                                                         -                          -
     Common stock, $.02 par value; authorized 50,000,000
     shares; issued 4,447,951 and 4,447,451, respectively                                88,959                     88,949
     Additional paid-in capital                                                      13,203,719                 13,202,129
     Accumulated deficit                                                             (9,300,737)                (9,159,140)
     Accumulated other comprehensive loss                                              (327,387)                  (241,288)
                                                                            ---------------------    -----------------------
                                                                                      3,664,554                  3,890,650

     Treasury stock at cost, 67,100 shares                                             (115,457)                  (115,457)
                                                                            ---------------------    -----------------------
          Total stockholders' equity                                                  3,549,097                  3,775,193
                                                                            ---------------------    -----------------------
          Total liabilities and stockholders' equity                              $  23,117,534             $    24,023,197
                                                                            =====================    =======================

See accompanying notes to consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                           2004            2003             2004             2003
                                                      --------------- ---------------  ---------------- ----------------

Net sales                                              $  6,547,503      $ 6,364,744   $   12,311,439      $11,949,922
Cost of sales                                             4,159,984        4,073,233        7,950,570        7,867,660
                                                      --------------- ---------------  ---------------- ----------------
   Gross profit                                           2,387,519        2,291,511        4,360,869        4,082,262

Selling expenses                                            786,445          798,096        1,594,134        1,550,427
General and administrative expenses                       1,343,889        1,270,411        2,518,023        2,358,187
                                                      --------------- ---------------  ---------------- ----------------
   Operating  income                                        257,185          223,004          248,712          173,648

Other income (expense):
Interest income                                              44,021          31,829            88,368           77,773
Interest expense                                           (201,205)       (208,739)         (406,171)        (422,879)
Other                                                         2,494          24,157             2,494           28,228
                                                      --------------- ---------------  ---------------- ----------------
   Other income (expense), net                             (154,690)       (152,753)         (315,309)        (316,878)
                                                      --------------- ---------------  ---------------- ----------------
   Income (loss) before provision for income taxes          102,495           70,251          (66,597)        (143,230)
Provision for income taxes                                   25,000           43,950           75,000           88,550
                                                      --------------- ---------------  ---------------- ----------------
   Net income (loss)                                   $     77,495      $    26,301      $  (141,597)     $  (231,780)
                                                      =============== ===============  ================ ================

Weighted average number of common shares used
   in computation of net income (loss) per share:
       Basic                                              4,380,851        4,377,255        4,380,635         4,370,121
                                                      =============== ===============  ================ ================
       Diluted                                            4,745,083        4,612,806        4,380,635         4,370,121
                                                      =============== ===============  ================ ================

Net income (loss) per common share:
       Basic                                           $        .02      $       .01      $      (.03)     $       (.05)
                                                      =============== ===============  ================ ================
       Diluted                                         $        .02      $       .01      $      (.03)     $       (.05)
                                                      =============== ===============  ================ ================

See accompanying notes to unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                                                                 Accumulated Other
                                                                                                 Comprehensive Loss
                                   Common Stock                                              ------------------------
                                   ------------                    Additional                   Foreign      Minimum      Total
                                                      Treasury      Paid-in      Accumulated   Currency      Pension  Stockholders'
                                Shares     Amount       Stock       Capital        Deficit    Translation   Liability    Equity
                              -----------------------------------------------------------------------------------------------------

Balance at January 1, 2004    4,447,451  $   88,949  $ (115,457) $ 13,202,129  $ (9,159,140) $  211,821  $  (453,109) $ 3,775,193

Net loss for the six months                                                        (141,597)                             (141,597)
ended June 30, 2004

Foreign currency adjustment                                                                     (86,099)                  (86,099)

Exercise of Stock Options           500          10                     1,590                                               1,600
                              ---------------------------------------------------------------------------------------------------
Balance at June 30, 2004      4,447,951  $   88,959  $ (115,457) $ 13,203,719  $ (9,300,737)  $ 125,722  $  (453,109) $ 3,549,097
                              ===================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                    2004              2003
                                                               --------------    -------------

Cash Flows From Operating Activities:
Net income (loss)                                              $   (141,597)     $  (231,780)

  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by
    operating activities:
    Depreciation and amortization                                   465,898          375,610
    Provision for doubtful accounts receivable                       48,000           42,455
    Deferred income taxes                                            75,000           64,750
  Changes in operating assets and liabilities:
    Accounts receivable                                            (313,120)        (274,737)
    Inventories                                                    (660,529)          65,288
    Prepaid expenses and other assets                              (335,201)         146,085
    Accounts payable and other current liabilities                 (226,040)        (343,160)
    Unearned revenue and other liabilities                          (35,311)        (206,080)
                                                               --------------    -------------

          Net cash used in operating activities                  (1,122,900)        (361,569)
                                                               --------------    -------------

Cash Flows From Investing Activities:
  Purchase of business, net of cash acquired                       (321,669)      (1,629,193)
  Purchase of property and equipment                               (480,474)        (730,100)
                                                               --------------    -------------

          Net cash used in investing activities                    (802,143)      (2,359,293)
                                                               --------------    -------------

Cash Flows From Financing Activities:
  Payment of promissory notes                                      (800,000)      (1,000,000)

  Proceeds from the exercise of stock options                         1,600                -
                                                               --------------    -------------
          Net cash used in financing activities                    (798,400)      (1,000,000)
                                                               --------------    -------------
          Effect of exchange rate changes on cash                   (14,293)         (33,657)
                                                               --------------    -------------
Net decrease in cash and cash equivalents                        (2,737,736)      (3,754,519)

Cash and cash equivalents at beginning of period                  5,533,946        9,411,710
                                                               --------------    -------------
Cash and cash equivalents at end of period                     $  2,796,210      $ 5,657,191
                                                               ==============    =============

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:

    Interest expense                                           $    309,599      $   321,712
                                                               ==============    =============
    Income taxes                                               $          -      $         -
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

                                  LANGER, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

(A)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
     United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
     Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
     considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

     Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(B)  PROVISION FOR INCOME TAXES

     For the three and six months ended June 30, 2004, there was no current provision for income taxes on domestic and foreign operations. The provisions for income taxes on foreign operations for the three and six month periods ended June 30, 2003 were $11,200 and $23,800 respectively.

     Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carry forward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carry forward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $38,000 and
     $75,000, respectively, during the three and six months ended June 30, 2004 and $33,000 and $65,000, respectively during the three and six month periods ended June 30, 2003, which would not have been required prior to the adoption of SFAS 142.

(C)  RECLASSIFICATIONS

     Certain amounts have been reclassified in the prior period consolidated financial statements to present them on a basis consistent with the current period.

(D)  SEASONALITY

     A substantial portion of the Company's revenue is derived from the sale of custom orthotics. North American custom orthotic revenue has historically been significantly higher in the warmer months of the year, while custom orthotic revenue of the Company's United Kingdom subsidiary has historically not evidenced any seasonality.

(E)  STOCK OPTIONS

     At June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued
     to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB
     Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                              Three months ended                    Six months ended
                                                                   June 30,                             June 30,
                                                       -------------- --- --------------    --------------- -- --------------
                                                            2004               2003              2004               2003
                                                       --------------     --------------    ---------------    --------------

Net income (loss) - as reported                        $      77,495      $      26,301     $     (141,597)    $    (231,780)

Deduct:  Total stock-based employee
         compensation expense determined
         under fair value basis method for
         all rewards, net of tax                            (193,145)           (49,627)          (260,098)          (81,360)
                                                       --------------     --------------    ---------------    --------------

Pro forma net income (loss)                            $    (115,650)     $     (23,326)    $     (401,695)    $    (313,140)
                                                       ==============     ==============    ===============    ==============

Earnings (loss) per share:

     Basic- as reported                                $         .02      $         .01     $         (.03)    $        (.05)
                                                       ==============     ==============    ===============    ==============
     Basic- pro forma                                  $        (.03)     $        (.01)    $         (.09)    $        (.07)
                                                       ==============     ==============    ===============    ==============
     Diluted- as reported                              $         .02      $         .01     $         (.03)    $        (.05)
                                                       ==============     ==============    ===============    ==============
     Diluted- pro forma                                $        (.03)     $        (.01)    $         (.09)    $        (.07)
                                                       ==============     ==============    ===============    ==============

(F)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In early December 2003, the FASB issued SFAS No. 132, as revised,
     Employers' Disclosures about Pensions and Other Postretirement Benefits,
     ("Revised SFAS 132"), which requires additional disclosures about assets, obligation, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the required revised disclosure provisions of Revised SFAS 132 as of December 31, 2003, except for the disclosure of estimated future benefit payments, which the Company is required to and will disclose as of December
     31, 2004. The adoption of SFAS No. 132 did not have a material impact on the Company's financial statements.

NOTE 2 - ACQUISITIONS

A)   BI-OP LABORATORIES, INC.

Effective January 1, 2003, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding stock of Bi-Op Laboratories, Inc.
("Bi-Op") pursuant to the terms of a Stock Purchase Agreement dated as of
January 13, 2003 (the "Stock Purchase Agreement").

In connection with the acquisition, the Company paid consideration in Canadian dollars, determined through arms-length negotiation of the parties. When converted to U.S. dollars the total purchase price approximated $2.2 million, of which approximately $1.8 (including $0.5 million for transaction costs) was paid in cash and approximately $ 0.4 million was paid by issuing 107,611 shares of the Company's common stock (the "Shares"). The purchase price was funded by using a portion of the proceeds remaining from the sale of the Company's 4%
convertible subordinated notes due August 31, 2006. The Shares were valued based upon the market price of the Company's common stock two days before, two days after, and on the date the acquisition was announced.

In connection with the Stock Purchase Agreement, the Company entered into an employment agreement with Raynald Henry, Bi-Op's former principal owner, having a term of three years and providing for an annual base salary of $75,000 CDN and benefits, including certain severance payments. The allocation of the purchase price among the assets and liabilities was based upon the Company's valuation of the fair value of assets and liabilities of Bi-Op.

The following table sets forth the components of the purchase price:

Cash consideration                                         $    1,368,756
Common stock issued                                               369,106
Transaction costs                                                 495,383
                                                           --------------
                    Total purchase price                   $    2,233,245
                                                           ==============

The following table provides the allocation of the purchase price:

Assets:    Cash and cash equivalents                                                    $   194,531
           Accounts receivables                                                             212,593
           Inventories                                                                      109,572
           Prepaid expenses and other                                                       232,394
           Property and equipment                                                           437,148
           Goodwill                                                                         820,056
           Identified intangible assets (non-competition agreement of $400,000
           and repeat customer base of $500,000)                                            900,000
           Other assets                                                                      41,802
                                                                                    -----------------
                                                                                          2,948,096
                                                                                    -----------------
Liabilities: Accounts payable                                                               117,809
           Accrued liabilities                                                              140,217
           Deferred Income Tax                                                              270,000
           Long term debt and other liabilities                                             186,825
                                                                                    -----------------
                                                                                            714,851
                                                                                    -----------------
                                              Total purchase price                     $  2,233,245
                                                                                    =================

The value allocated to goodwill in the purchase of Bi-Op is not deductible for tax purposes.

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

In connection with the acquisition, the Company paid consideration of $6.1 million, of which $3.8 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes (the "Promissory Notes") and $0.5 million was paid by issuing 61,805 shares of common stock (the "Shares"), together with certain registration rights. The Shares were valued based upon the market price of the Company's common stock two days before, two days after and on the date the acquisition was announced. $1.0 million of the Promissory Notes was paid on
May 6, 2003 and the balance of $0.8 million, plus interest was paid on May 6,
2004. The Company also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness. The Company also agreed to pay Benefoot up to an additional $1 million ("Performance-based Consideration")
upon achievement of certain performance targets on or prior to May 6, 2004 measured at various intervals. During the six months ended June 30, 2004, the
Company recorded $163,952 of such Performance-based Consideration as additional goodwill. As of May 6, 2004, the final measurement date for such performance targets, the Company had paid or accrued a total of $767,190 with respect to such Performance-based Consideration. The Company funded the entire cash portion of the purchase price with proceeds from the prior sale of the Company's 4%
convertible subordinated notes due August 31, 2006.

In connection with the Asset Purchase Agreement, the Company entered into an employment agreement with each of two shareholders of Benefoot, each having a term of two years and providing for an annual base salary of $150,000 and benefits, including certain severance arrangements. One of these shareholders subsequently terminated his employment agreement with the Company and the second contract expired in the second quarter of 2004. The Company also entered into an agreement (which was amended in 2003 and 2004), with Sheldon Langer as a medical consultant. The allocation of the purchase price among the assets acquired and liabilities assumed is based on the Company's valuation of the fair value of the assets and liabilities of Benefoot.

The following table sets forth the components of the purchase price:

Cash consideration                              $     3,800,351
Benefoot long-term debt paid at closing                 307,211
                                                ---------------

     Total cash paid at closing                                 $   4,107,562

Promissory note issued                                              1,800,000
Common stock issued                                                   529,512
Transaction costs                                                     680,228
Performance-based consideration paid or accrued                       767,190

                                                                -------------
          Total purchase price                                  $   7,884,492
                                                                =============

The following table provides the allocation of the purchase price:

Assets:        Cash and cash equivalents                                            $      225,953
               Accounts receivables                                                        806,370
               Inventories                                                                 660,559
               Prepaid expenses and other                                                   76,973
               Property and equipment                                                      155,110
               Goodwill                                                                  3,880,094
               Identified intangible assets (trade names of $1,600,000,
               non-competition agreements of $230,000, and license agreements
               and related technology of $1,600,000)                                     3,430,000
               Other assets                                                                  6,163
                                                                                 -------------------
                                                                                         9,241,222
                                                                                 -------------------
Liabilities:   Accounts payable                                                            647,873
               Accrued liabilities                                                         389,400
               Unearned revenue                                                            210,355
               Long term debt & other liabilities                                          109,102
                                                                                 -------------------
                                                                                         1,356,730
                                                                                 -------------------
                         Total purchase price                                       $    7,884,492
                                                                                 ===================

In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill and intangible assets with indefinite lives (trade names with an estimated fair value of $1,600,000).

The value allocated to goodwill in the purchase of Benefoot is deductible for tax purposes.

(C)  IDENTIFIABLE INTANGIBLE ASSETS

     Identifiable intangible assets at December 31, 2003 consisted of:

                               Amortization      Original         Accumulated        Net Carrying
            Assets                Period           Cost          Amortization           Value
---------------------------  ---------------  -------------    ----------------     -----------------

Trade Names                  indefinite        $  1,600,000                  -           $  1,600,000
Non-competition agreements   7/8 Years              630,000             104,339               525,661
License agreements and
     related technology      11 Years             1,600,000             240,556             1,359,444
Repeat customer base         20 Years               500,000              25,000               475,000
                                              -------------    ----------------     -----------------
                                               $  4,330,000          $  369,895          $  3,960,105
                                              =============    ================     =================

Identifiable intangible assets at June 30, 2004 consisted of:

                               Amortization                          Accumulated              Net
            Assets                Period         Original Cost      Amortization         Carrying Value
---------------------------- ----------------    -------------    ----------------     -----------------

Trade Names                  indefinite             $1,600,000                   -          $  1,600,000
Non-competition agreements   7/8 Years                 630,000             145,765               484,235
License agreements and
     related technology      11  Years               1,600,000             313,284             1,286,716
Repeat customer base         20  Years                 500,000              37,500               462,500
                                                 -------------    ----------------     -----------------
                                                    $4,330,000           $ 496,549          $  3,833,451
                                                 =============    ================     =================

Aggregate amortization expense relating to the above identifiable intangible assets for each of the quarters and six month periods ended June 30, 2004 and
2003 was $63,327 and $126,654, respectively. As of December 31, 2003 the estimated future amortization expense was approximately $253,000 per annum for
2004 -2008.

(D)  GOODWILL

     Changes in goodwill for the six months ended June 30, 2004 and for the year ended December 31 2003, are as follows:

                                                                      DISTRIBUTED
                                           CUSTOM ORTHOTICS            PRODUCTS                TOTAL
                                          --------------------    ------------------    ------------------

Balance at January 1, 2003                    $   1,191,986           $  1,994,400           $  3,186,386

Purchase price adjustments
      related to achievement of
      milestones and acquisition
      costs                                         198,175                331,581                529,756

          Acquisition - Bi-Op                       820,056                     -                 820,056
                                          --------------------    ------------------    ------------------

Balance December 31, 2003                         2,210,217              2,325,981              4,536,198

Purchase price adjustments related to
achievement of milestones and
acquisition costs                                    44,944                 75,199                120,143
                                          --------------------    ------------------    ------------------
Balance March 31, 2004                            2,255,161              2,401,180              4,656,341
Purchase price adjustments related to
achievements of milestones and
acquisitions costs                                   16,388                 27,421                 43,809
                                          --------------------    ------------------    ------------------
Balance, June 30,2004                         $   2,271,549           $  2,428,601          $   4,700,150
                                          ====================    ==================    ==================

NOTE 3 - INVENTORIES, NET

Inventories consist of:

                              June 30, 2004           December 31, 2003
                      ----------------------    ------------------------
                                (Unaudited)
  Raw materials             $    1,655,727             $     1,087,916
  Work-in-process                  161,178                     174,164
  Finished goods                 1,316,945                   1,234,503
                      ----------------------    ------------------------
                            $    3,133,850             $     2,496,583
                      ======================    ========================

NOTE 4- LONG TERM DEBT

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the
"Notes"), in a private placement. The Notes are convertible into shares of the
Company's common stock at a conversion price of $6.00 per share (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections, and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire
(collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the
Company elects to Call any of the Notes, the holders of the Notes may elect to convert the Notes for the Company's common stock. Interest is payable semi-annually on the last day of June and December. Interest expense on these
Notes for each of the six and three month periods ended June 30, 2004 and 2003 was $291,780 and $145,890, respectively.

The Company received net proceeds of $13,668,067 from the offering of the Notes.
The cost of raising these proceeds was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for each of the six and three months ended June 30, 2004 and 2003 was $96,886 and $48,443, respectively.

The Company issued $1,800,000 in Promissory Notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were repaid on May 6, 2003 and the balance was repaid on May 6, 2004. Related interest expense for the six and three months ended June 30, 2004 was $11,111 and $3,111 respectively. Interest expense with respect to the Promissory Notes and for the six and three months ended June 30, 2003 was $29,932 and $11,932 respectively.

NOTE 5 - SEGMENT INFORMATION

The Company operated in two segments (custom orthotics and distributed products)
principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost. Segment information for the three and six month periods ended June 30, 2004 and 2003 is summarized as follows:

   THREE MONTHS ENDED JUNE 30, 2004       CUSTOM ORTHOTICS        DISTRIBUTED PRODUCTS       TOTAL
-------------------------------------   ----------------------- -----------------------  ----------------

Net Sales                                    $     4,989,223        $     1,558,280      $  6,547,503

Gross profit                                       1,769,180                618,339         2,387,519

Operating income (loss)                             (101,680)               358,865           257,185

   THREE MONTHS ENDED JUNE 30, 2003       CUSTOM ORTHOTICS        DISTRIBUTED PRODUCTS       TOTAL
-------------------------------------   ----------------------  -----------------------  ----------------

Net Sales                                    $     4,925,859        $     1,438,885      $ 6,364,744

Gross profit                                       1,701,409                590,102        2,291,511

Operating income (loss)                             (158,070)               381,074          223,004

    SIX MONTHS ENDED JUNE 30, 2004         CUSTOM ORTHOTICS           DISTRIBUTED PRODUCTS           TOTAL
-------------------------------------   ------------------------    -----------------------     ----------------

Net Sales                                    $     9,420,636            $     2,890,803          $12,311,439

Gross profit                                       3,229,104                  1,131,765            4,360,869

Operating income (loss)                             (375,431)                   624,143              248,712

    SIX MONTHS ENDED JUNE 30, 2003        CUSTOM ORTHOTICS            DISTRIBUTED PRODUCTS          TOTAL
-------------------------------------   ------------------------    -----------------------     ----------------

Net Sales                                   $      9,103,590            $     2,846,332          $  11,949,922

Gross profit                                $      2,916,831            $     1,165,431          $   4,082,262

Operating income (loss)                     $       (566,428)           $       740,076          $     173,648

     Geographical segment information is summarized as follows:

   THREE MONTHS ENDED JUNE 30, 2004           NORTH AMERICA              UNITED KINGDOM              TOTAL
-------------------------------------  ----------------------------   ---------------------    -----------------

Net sales to external customers                 $       5,820,232          $    727,271           $  6,547,503

Intersegment net sales                          $         136,144                     -           $    136,144

Gross profit                                    $       2,108,357          $    279,162           $  2,387,519

Operating income                                $         129,008          $    128,177           $    257,185

     THREE MONTHS ENDED JUNE 30, 2003         NORTH AMERICA              UNITED KINGDOM             TOTAL
-------------------------------------  ----------------------------   ---------------------    -----------------

Net sales to external customers                 $      5,723,187           $     641,557         $  6,364,744

Intersegment net sales                          $         88,051                       -         $     88,051

Gross profit                                    $      2,030,692           $     260,819         $  2,291,511

Operating income                                $         89,453           $     133,551         $    223,004

      SIX MONTHS ENDED JUNE 30, 2004          NORTH AMERICA              UNITED KINGDOM             TOTAL
-------------------------------------  ----------------------------   ---------------------    -----------------

Net sales to external customers                 $     10,898,803           $   1,412,636         $ 12,311,439

Intersegment net sales                          $        207,096                       -         $    207,096

Gross profit                                    $      3,850,247           $     510,622         $  4,360,869

Operating income                                $         28,048           $     220,664         $    248,712

      SIX MONTHS ENDED JUNE 30, 2003          NORTH AMERICA              UNITED KINGDOM              TOTAL
-------------------------------------  ----------------------------   ---------------------    -----------------

Net sales to external customers                $      10,642,455           $   1,307,467         $ 11,949,922

Intersegment net sales                         $         157,052                       -         $    157,052

Gross profit                                   $       3,559,228           $     523,034         $  4,082,262

Operating (loss) income                        $         (74,827)          $     248,475         $    173,648

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) was as follows:

                                                    --------------------------------------------------------------------------
                                                       Three months ended June 30,             Six months ended June 30,
                                                         2004               2003                 2004                2003
                                                    -------------     ---------------    -------------------    --------------

    Net income (loss)                                   $  77,495     $       26,301       $      (141,597)      $   (231,780)

    Other comprehensive income (loss) net of tax:

    Change in equity resulting from
    translation of financial statements
    into U.S. dollars                                    (124,504)            85,752               (86,099)           137,524
                                                    -------------     ---------------    -------------------    --------------
    Comprehensive income (loss)                         $ (47,009)    $      112,053       $      (227,696)       $   (94,256)
                                                    =============     ===============    ===================    ==============

NOTE 7 - INCOME (LOSS) PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

                                                                    Three months ended June 30,
                                      ------------------------------------------- -- ------------------------------------------
                                                         2004                                          2003
                                      -------------------------------------------    ------------------------------------------
                                         Income                           Per           Income                          Per
    Basic EPS                            (loss)          Shares          Share          (loss)         Shares          Share
    -----------------------------     -------------    -----------     ----------    ------------    ----------     -----------

    Income (loss) available to         $   77,495        4,380,851      $    .02       $  26,301      4,377,255       $    .01
    common stockholders

    Effect of Dilutive Securities
    -----------------------------
    Stock options                            -             364,232             -              -         235,551              -
                                      -------------    -----------     ----------    ------------    ----------     -----------
    Diluted EPS
    -----------------------------
    Income (loss) available to
    common stockholders plus
    assumed exercise of stock
    options                            $   77,495        4,745,083      $    .02       $  26,301      4,612,806        $   .01
                                      =============    ===========     ==========    ============    ==========     ===========

                                                                      Six months ended June 30,
                                      ------------------------------------------- -- -------------------------------------------
                                                         2004                                           2003
                                      -------------------------------------------    -------------------------------------------
                                         Income                           Per           Income                          Per
    Basic EPS                            (loss)          Shares          Share          (loss)         Shares          Share
    -----------------------------     -------------    -----------     ----------    ------------    ----------     -----------

    Loss available to common          $   (141,597)      4,380,635      $   (.03)     $ (231,780)     4,370,121      $   (.05)
    stockholders

    Effect of Dilutive Securities
    -----------------------------
    Stock options                            -               -               -              -              -               -
                                      -------------    -----------     ----------    ------------    ----------     ------------

    Diluted EPS
    -----------------------------
    Loss available to common
    stockholders plus assumed
    exercise of stock options         $  (141,597)      4,380,635       $   (.03)     $ (231,780)     4,370,121      $   (.05)
                                      =============    ===========     ==========    ============    ==========     ============

Basic earnings per common share ("EPS") are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the six months ended June 30, 2004 and 2003 exclude stock options totaling approximately
351,660 and 253,399, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss during each of the periods. The impact of the convertible notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the three month and six month periods ended June 30, 2004 and 2003. Had the impact of the convertible notes been included in the calculation of diluted earnings per share, net income would have increased by approximately $194,000 in each of the three months and six months periods ended
June 30, 2004 and 2003 and $388,000 in each of the six month periods then ended.
Additionally, the diluted weighted average shares would have increased by
2,431,500 for each of the quarters ended June 30, 2004 and 2003, to reflect the conversion of the convertible notes.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has engaged a company which is owned by the brother-in-law of a senior executive of the Company, to provide certain technology related products and services. Cost incurred for products and services provided by this company were approximately $2,400 and $46,000 in the quarters ended June 30, 2004 and
2003, respectively and $14,000 and $53,000 in the six month periods ended June
30, 2004 and 2003 respectively. Langer also engaged a company owned by the father-in-law of a senior executive of the Company to provide certain promotional and marketing goods and services. Costs incurred with respect to such goods and services for the quarters ended June 30, 2004 and 2003 were
$15,730 and $14,650, respectively and $30,465 and $34,960 for the six month periods ended June 30, 2004 and 2003, respectively. In April 2002, a senior executive of the Company borrowed $21,000 from the Company ("Executive Note").
The Executive Note earns interest at a rate of 4% per annum and was repaid in
April 2004.

NOTE 9 - PENSION

                                                          PENSION BENEFITS
                                                   ----------------------------
SIX MONTHS ENDED JUNE 30:                               2004           2003
-------------------------------------------------- --------------  ------------

Interest cost                                        $     17,075   $   18,208
Expected return on plan assets                            (19,166)     (17,338)
Amortization of transition (assets) or obligations          3,896        3,896
Recognized actuarial (gain) loss                            9,616       11,563
                                                   --------------  ------------
Net periodic benefit cost                            $     11,421   $   16,329
                                                   ==============  ============

                                                          PENSION BENEFITS
                                                   ----------------------------
THREE MONTHS ENDED JUNE 30:                             2004           2003
-------------------------------------------------- --------------  ------------

Interest cost                                         $     8,525    $    9,102
Expected return on plan assets                             (9,563)       (8,667)
Amortization of transition (assets) or obligations          1,948         1,948
Recognized actuarial (gain) loss                            4,808         5,781
                                                   ---------------  -----------
Net periodic benefit cost                            $      5,718    $    8,164
                                                   ===============  ===========

EMPLOYER CONTRIBUTIONS

The Company previously disclosed in its financial statements for the year ended
December 31, 2003, that it expected to contribute $72,000 to its pension plan in
2004. As of June 30, 2004 no contributions have been made. The Company presently anticipates contributing $72,000 to fund its pension plan in 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company disclosed its critical accounting policies and estimates in the
December 31, 2003 Form 10-K. There have been no changes to those critical accounting policies and estimates during the six months ended June 30, 2004.

RESULTS OF OPERATIONS

Net sales for the six months ended June 30, 2004 were $12,311,439 or approximately 3% above net sales of $11,949,922 for the six months ended June
30, 2003. Net sales for the three months ended June 30, 2004, were $6,547,503, or approximately 3% above net sales of $6,364,744 for the three months ended
June 30, 2003.

Net sales of custom orthotics for the six months ended June 30, 2004, were
$9,420,636 as compared to $9,103,590 for the six months ended June 30, 2003, an increase of $317,046 or approximately 3.5%. Net sales of custom orthotics for the three months ended June 30, 2004 were $4,989,223, as compared to $4,925,859 for the three months ended June 30, 2003, an increase of approximately 1%.

Net sales of distributed products for the six months ended June 30, 2004 were
$2,890,803, as compared to $2,846,332 for the six months ended June 30, 2003, an increase of $44,471, or approximately 1.6%. Net sales of distributed products for the three months ended June 30, 2004 were $1,558,280 as compared to
$1,438,885 for the three months ended June 30, 2003, or an increase of approximately 8%.

Gross profit as a percentage of net sales for the six months ended June 30, 2004 was approximately 35.4%, as compared to 34.2% for the six months ended June 30,
2003. Gross profit as a percentage of net sales for the three months ended June
30, 2004 was approximately 36.5% as compared to 36.0% for the three months ended
June 30, 2003. Gross profit as a percentage of net sales increased as a result of the increase in the prices of orthotic products.

Selling expenses for the six months ended June 30, 2004, were $1,594,134 or
13.0% of net sales as compared to $1,550,427 or 13.0% of net sales for the six months ended June 30, 2003. Selling expenses for the three months ended June 30,
2004 were $786,445 or 12% of net sales as compared to $798,096, or 12.5% of net sales for the three months ended June 30, 2003. Selling expenses for the six months ended June 30, 2004 were consistent with the similar period in the prior year as the cost of marketing initiatives undertaken in the first quarter of
2004 were offset by cost reductions implemented in the second quarter of 2004.
As a result, selling expenses as a percentage of sales for the 2004 second quarter improved as compared to the 2003 second quarter.

General and administrative expenses for the six months ended June 30, 2004 were
$2,518,023, or approximately 20.5% of net sales, as compared to $2,358,187 or
19.7% of net sales for the six months ended June 30, 2003. General and administrative expenses for the three months ended June 30, 2004 were $1,343,889 or 20.5% as compared to $1,270,411 or 20.0% of net sales for the three months ended June 30, 2003. General and administrative costs increased in both comparative periods in both dollars and as a percentage of net sales as a result of increased expenses incurred, including insurance and professional fees, and depreciation (related to the new information technology platform) as the company continues to strengthen its infrastructure.

Other income (expense), net, was $(315,309) for the six months ended June 30,
2004, as compared to $(316,878) for the six months ended June 30, 2003. The decrease in other income (expense) is attributable to the reduction in interest expense resulting from the repayment of the Benefoot note during the quarter ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 2004 was $7,017,364, as compared to $7,433,951 as of December 31, 2003. Cash balances at June 30, 2004 were $2,796,210, a decrease of $2,737,736 from the $5,533,946 at December 31, 2003. The reduction in cash is attributable to the cash utilized for the implementation of the new information technology system, the repayment of $800,000 of the 4% promissory notes
("Benefoot Notes"), the payment of deferred consideration relating to the
Benefoot transaction, the semi-annual payment of interest on the 4% convertible notes and the increase in inventory.

The Company originally issued an aggregate $1,800,000 of Benefoot Notes in connection with the acquisition of Benefoot. $1,000,000 of the Benefoot Notes were paid on May 6, 2003 and the balance of $800,000 was paid on May 6, 2004.
Interest expense with respect to the Benefoot Notes for the six months ended
June 30, 2004 and 2003 was $11,111 and $29,932, respectively.

In 2003 the Company's United Kingdom subsidiary ("UK Subsidiary") maintained a line of credit with a local bank in the amount of 50,000 British pounds, which was guaranteed by the Company pursuant to a standby Letter of Credit. The Letter of Credit expired in February 2004 and the Company has thereafter provided sufficient funds to the UK Subsidiary to meet its working capital requirements.

As described above, the Company made the final payment under the Benefoot Notes totaling $800,000 plus interest in May 2004. The Company was also obligated to make certain contingent price payments based upon certain defined net sales through May 6, 2004. During the six months ended June 30, 2004, the Company paid
$321,669 pursuant to such commitments and as of June 30, 2004 had accrued an additional $144,319 which was paid in July 2004 as the final payment with respect to such commitments. Additionally, the Company has paid or expects to pay approximately $700,000 in 2004 (of which approximately $300,000 is expected to be incurred in the last six months of 2004) to complete its information technology system conversion. The Company's other significant commitments are operating lease obligations which total approximately $250,000 for the last six months of 2004 and the 4% convertible notes which mature in 2006

In 2003, the Company did not have earnings after taxes and it did not have earnings after taxes for the six months ended June 30, 2004. To the extent that the Company is unable to increase its profitability in the next two years it will not have sufficient funds to repay its obligation under the convertible notes which mature in 2006. The Company would have to refinance or restructure such convertible notes at that time.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information that the Company must disclose in its reports filed under the Securities Exchange Act of 1934, as amended, is communicated and processed in a timely manner. Andrew H. Meyers,
President and Chief Executive Officer of the Company, and Joseph P. Ciavarella,
Vice President and Chief Financial Officer, participated in this evaluation.

Based on such evaluation, Messrs. Meyers and Ciavarella concluded that, as of the end of the period covered by this Report, the Company's disclosure controls and procedures were effective. During the period covered by this Report, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting of stockholders on June 23, 2004.
          Of the 4,380,851 shares of the Company's common stock entitled to vote at the meeting, 3,983,751 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 90.9 % of the Company's outstanding shares of common stock.

          At the meeting, the Company's stockholders approved the election of
          Burtt R. Ehrlich, Andrew H. Meyers, Jonathan R. Foster, Arthur
          Goldstein, and Greg Nelson to the Company's board of directors. The
          Company's stockholders voted as follows in connection with such election:

                                                      For:            Withheld:
                                                      ----            ---------
          Burtt R. Ehrlich                          3,982,971               780
          Andrew H. Meyers                          3,946,671            37,080
          Jonathan R. Foster                        3,982,971               780
          Arthur Goldstein                          3,982,971               780
          Greg Nelson                               3,982,971               780

          At the meeting, the Company's stockholders approved the appointment of
          Deloitte & Touche LLP as the Company's independent auditor for the
          Company's fiscal year ending December 31, 2004. There were 3,983,251 votes in favor, 0 votes against and 500 abstentions in connection with such proposal.

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
                  63 of Title 18 of the United States Code (18 U.S.C. 1350).

          32.2    Certification of Principal Financial Officer Pursuant to Rule
                  13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter
                  63 of Title 18 of the United States Code (18 U.S.C. 1350).

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on May 17, 2004, to report information under Item 9, Regulation FD Disclosure, regarding the announcement of the Company's results for the quarter ended March
          31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LANGER, INC.

Date: August 12, 2004                          By: /s/ Andrew H. Meyers
                                                   -----------------------------
                                                   Andrew H. Meyers
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                               By: /s/ Joseph P. Ciavarella
                                                   -----------------------------
                                                   Joseph P. Ciavarella
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

