Form 10-Q
period 2004-09-30
LANGER INC
filed 2004-11-15
CIK 725460

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                        --------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           Commission File No. 0-12991
                                               -------

                                  LANGER, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   11-2239561
----------------------------------             ------------------------------
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

YES_______   NO       X
                ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.02 - 4,381,631 shares as November 6, 2004.

INDEX

  LANGER, INC. AND SUBSIDIARIES

  PART I.   FINANCIAL INFORMATION                                         PAGE

  Item 1.   Financial Statements

            Consolidated Balance Sheets -                                      3
                As of September 30, 2004, and December 31, 2003

            Consolidated Statements of Operations -                            4
               Three-month and nine-month periods ended September 30, 2004 and 2003

            Consolidated Statement of Stockholders' Equity -                   5
               Nine-month period ended September 30, 2004

            Consolidated Statements of Cash Flows                              6
                Nine-month period ended September 30, 2004 and 2003

            Notes to Consolidated Financial Statements                         7

  Item 2.   Management's Discussion and Analysis of Financial Condition       20
               and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk        23

  Item 4.   Controls and Procedures                                           24

  PART  II  OTHER INFORMATION

  Item 6.   Exhibits                                                          25

  SIGNATURES                                                                  26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  LANGER, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30, 2004           DECEMBER 31, 2003
                                                                            --------------------------    -----------------------
                                ASSETS                                             (Unaudited)

     Current assets:
          Cash and cash equivalents                                                      $  3,529,303             $   5,533,946
          Accounts receivable, net of allowances for doubtful
          accounts and returns and allowances aggregating $265,273
          and $292,725, respectively                                                        7,119,536                 3,628,052
          Inventories                                                                       5,729,175                 2,496,583
          Prepaid expenses and other                                                        2,032,240                   495,386
                                                                            --------------------------    -----------------------
               Total current assets                                                        18,410,254                12,153,967

     Property and equipment, net                                                            6,979,983                 2,496,071
     Identifiable intangible assets, net                                                    9,502,124                 3,960,105
     Goodwill                                                                               8,903,498                 4,536,198
     Other assets                                                                           3,025,951                   876,856
                                                                            --------------------------    -----------------------
               Total assets                                                              $ 46,821,810             $  24,023,197
                                                                            ==========================    =======================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Current maturities of long-term debt                                           $      -                 $     800,000
          Secured promissory note payable                                                   7,500,000                     -
          Obligation under purchase agreement                                               2,500,000                     -
          Accounts payable                                                                  1,692,639                 1,133,149
          Other current liabilities                                                         3,980,832                 2,114,270
          Unearned revenue                                                                    686,731                   672,597
                                                                            --------------------------    -----------------------
               Total current liabilities                                                   16,360,202                 4,720,016
     Non-current liabilities:
          Long-term debt:
            Convertible notes                                                              14,589,000                14,589,000
            Promissory note payable                                                         3,000,000                     -
            Senior subordinated notes payable                                               4,764,100                     -
            Obligations under capital leases, excluding current
              installments                                                                  2,700,000                     -
     Unearned revenue                                                                         129,006                   166,757
     Accrued pension expense                                                                  171,893                   171,893
     Other liabilities                                                                        709,425                   600,338
                                                                            --------------------------    -----------------------
               Total liabilities                                                           42,423,626                20,248,004
                                                                            --------------------------    -----------------------

     Stockholders' Equity:
          Preferred stock, no par value; authorized 250,000 shares;
          no shares issued                                                                   -                             -
          Common stock, $.02 par value; authorized 50,000,000
          shares; issued 4,447,951 and 4,447,451, respectively                                88,959                     88,949
          Additional paid-in capital                                                      13,939,619                 13,202,129
          Accumulated deficit                                                             (9,256,869)                (9,159,140)
          Accumulated other comprehensive loss                                              (258,068)                  (241,288)
                                                                            --------------------------    -----------------------
                                                                                            4,513,641                 3,890,650

          Treasury stock at cost, 67,100 shares                                              (115,457)                 (115,457)
                                                                            --------------------------    -----------------------
               Total stockholders' equity                                                   4,398,184                 3,775,193
                                                                            --------------------------    -----------------------
               Total liabilities and stockholders' equity                                $ 46,821,810             $  24,023,197
                                                                            ==========================    =======================

 See the accompanying notes to the unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  2004            2003              2004             2003
                                                            --------------- ---------------  ---------------- -----------------

      Net sales                                               $ 6,285,384      $6,332,684      $ 18,596,823     $  18,282,606
      Cost of sales                                             4,007,133       4,113,520        11,957,703        11,981,180
                                                            --------------- ---------------  ---------------- -----------------
         Gross profit                                           2,278,251       2,219,164         6,639,120         6,301,426

      Selling expenses                                            790,038         783,423         2,384,172         2,333,850
      General and administrative expenses                       1,259,016       1,206,363         3,777,039         3,564,550
                                                            --------------- ---------------  ---------------- -----------------
         Operating income                                         229,197         229,378           477,909           403,026
                                                            --------------- ---------------  ---------------- -----------------

      Other income (expense):
      Interest income                                              47,347          33,462           135,715           111,235
      Interest expense                                           (196,689)       (205,725)         (602,860)         (628,606)
      Other                                                         2,013          30,454             4,507            58,684
                                                            --------------- ---------------  ---------------- -----------------

         Other expenses, net                                     (147,329)       (141,809)         (462,638)         (458,687)
                                                            --------------- ---------------  ---------------- -----------------
       Income (loss) before provision for income taxes             81,868          87,569            15,271           (55,661)
      Provision for income taxes                                   38,000          38,100           113,000           126,650
                                                            --------------- ---------------  ---------------- -----------------
         Net income (loss)                                    $    43,868      $   49,469      $    (97,729)    $    (182,311)
                                                            =============== ===============  ================ =================

      Weighted average number of common shares used
        in computation of net income (loss) per share:

         Basic                                                  4,380,851       4,377,255         4,380,707         4,372,525
                                                            =============== ===============  ================ =================
         Diluted                                                4,748,812       4,625,874         4,380,707         4,372,525
                                                            =============== ===============  ================ =================

      Net income (loss) per common share:

         Basic                                                $       .01      $      .01      $       (.02)    $        (.04)
                                                            =============== ===============  ================ =================
         Diluted                                              $       .01      $      .01      $       (.02)    $        (.04)
                                                            =============== ===============  ================ =================

 See the accompanying notes to the unaudited consolidated financial statements.

                                  LANGER, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
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
                                 ------------                    Additional                    Foreign      Minimum        Total
                                                  Treasury       Paid-in      Accumulated    Currency      Pension    Stockholders'
                              Shares     Amount    Stock         Capital        Deficit     Translation   Liability      Equity
                            --------------------------------------------------------------------------------------------------------

Balance at January 1, 2004  4,447,451  $88,949   $(115,457)    $13,202,129    $(9,159,140)   $ 211,821    $ (453,109)  $  3,775,193

Net loss for the nine
months ended September 30,
2004                                                                              (97,729)                                  (97,729)

Foreign currency adjustment                                                                    (16,780)                     (16,780)

Issuance of warrants                                              735,900                                                   735,900

Exercise of Stock Options         500       10                      1,590                                                     1,600
                            --------------------------------------------------------------------------------------------------------

Balance at September 30,
2004                        4,447,951  $88,959   $(115,457)    $13,939,619  $(9,256,869)  $   195,041      $(453,109)   $ 4,398,184
                            ========================================================================================================

 See the accompanying notes to the unaudited consolidated financial statements.

                          LANGER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   2004                           2003
                                                                            --------------------            ------------------

Cash Flows From Operating Activities:
Net loss                                                                         $     (97,729)                  $  (182,311)

  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                      685,988                       575,929
    Provision for doubtful accounts receivable                                          48,000                        63,565
    Deferred income taxes                                                              113,000                       100,216
    Changes in operating assets and liabilities:
    Accounts receivable                                                               (131,049)                     (344,217)
    Inventories                                                                       (598,644)                       (9,095)
    Prepaid expenses and other assets                                                 (389,184)                      182,510
    Accounts payable and other current liabilities                                    (431,089)                      (74,298)
    Unearned revenue and other liabilities                                             157,367                      (197,188)
                                                                            --------------------            ------------------
          Net cash (used in) provided by operating activities                         (643,340)                      115,111
                                                                            --------------------            ------------------

Cash Flows From Investing Activities:
  Purchase of business, net of cash acquired                                        (4,861,643)                   (1,747,913)
  Deferred performance-based consideration                                            (465,988)                        --
  Purchase of property and equipment                                                  (730,967)                   (1,127,145)
                                                                            --------------------            ------------------
          Net cash used in investing activities                                     (6,058,598)                   (2,875,058)
                                                                            --------------------            ------------------

Cash Flows From Financing Activities:
  Issuance of senior subordinated notes payable                                      5,500,000                       --
  Proceeds from the exercise of stock options                                            1,600                       --
  Payment of promissory notes                                                         (800,000)                   (1,000,000)
                                                                            --------------------            ------------------
          Net cash provided by (used in) financing activities                        4,701,600                    (1,000,000)
                                                                            --------------------            ------------------
          Effect of exchange rate changes on cash                                       (4,305)                       18,160
                                                                            --------------------            ------------------
Net decrease in cash and cash equivalents                                           (2,004,643)                   (3,741,787)

Cash and cash equivalents at beginning of period                                     5,533,946                     9,411,710
                                                                            --------------------            ------------------
Cash and cash equivalents at end of period                                       $   3,529,303                   $ 5,669,923
                                                                            ====================            ==================

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
    Interest                                                                     $     312,398                   $   337,384
                                                                            ====================            ==================
    Income taxes
                                                                                 $       --                      $   --
                                                                            ====================            ==================
Issuance of promissory notes in purchase of business                             $  10,500,000                   $   --
                                                                            ====================            ==================
Obligation under purchase agreement                                              $   2,500,000                   $   --
                                                                            ====================            ==================
Warrants issued in connection with senior subordinated notes payable             $     735,900                   $   --
                                                                            ====================            ==================

 See the accompanying notes to the unaudited consolidated financial statements.

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
     Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
     considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, including the related notes, included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

     Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(B) PROVISION FOR INCOME TAXES

     For the three and nine months ended September 30, 2004, there was no current provision for income taxes on domestic and foreign operations. The provisions for income taxes on foreign operations for the three and nine month periods ended September 30, 2003 were $2,850 and $26,650, respectively.

     Prior to the adoption of Statement of Financial Accounting Standards
     ("SFAS") No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carry forward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carry forward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $38,000 and $113,000, respectively, during the three and nine months ended September 30, 2004 and
     $35,250 and $100,000, respectively during the three and nine month periods ended September 30, 2003, which would not have been required prior to the adoption of SFAS 142.

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

(E) STOCK OPTIONS

     At September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of
     FASB Statement No. 123, Accounting for Stock-Based Compensation, to
     stock-based employee compensation.

                                                                   Three months ended                    Nine months ended
                                                                      September 30,                        September 30,
                                                            --------------     --------------    ---------------    --------------
                                                                 2004               2003              2004               2003
                                                            --------------     --------------    ---------------    --------------

     Net income (loss) - as reported                          $    43,868          $  49,469         $(97,729)       $ (182,311)

     Deduct:  Total stock-based employee
              compensation expense determined
              under fair value basis method for
              all rewards, net of tax                             (39,246)           (31,478)        (299,344)         (112,838)
                                                            --------------     --------------    -------------     --------------

     Pro forma net income (loss)                               $    4,622          $  17,991        $(397,073)       $ (295,149)
                                                            ==============     ==============    =============     ==============

     Earnings (loss) per share:

          Basic-as reported                                    $      .01          $     .01        $   (.02)        $     (.04)
                                                            ==============     ==============    =============     ==============
          Basic-pro forma                                      $      .00          $     .00        $   (.09)        $     (.07)
                                                            ==============     ==============    =============     ==============

          Diluted-as reported                                  $      .01          $     .01        $   (.02)        $     (.04)
                                                            ==============     ==============    =============     ==============
          Diluted-pro forma                                    $      .00          $     .00        $   (.09)        $     (.07)
                                                            ==============     ==============    =============     ==============

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
        The Company adopted the required revised disclosure provisions of
        Revised SFAS 132 as of December 31, 2003, except for the disclosure of estimated future benefit payments, which the Company is required to and will disclose as of December 31, 2004. The adoption of SFAS No. 132 did not have a material impact on the Company's consolidated financial statements

NOTE 2 - ACQUISITIONS

A) BI-OP LABORATORIES, INC.

Effective January 1, 2003, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding stock of Bi-Op Laboratories, Inc.
("Bi-Op") pursuant to the terms of a Stock Purchase Agreement dated as of
January 13, 2003 (the "Stock Purchase Agreement").

In connection with the acquisition, the Company paid consideration in Canadian dollars, determined through arms-length negotiation of the parties. When converted to U.S. dollars the total purchase price approximated $2.2 million, of which approximately $1.8 million (including $0.5 million for transaction costs)
was paid in cash and approximately $0.4 million was paid by issuing 107,611 shares of the Company's common stock (the "Shares"). The purchase price was funded by using a portion of the proceeds remaining from the sale of the
Company's 4% convertible subordinated notes due August 31, 2006. The Shares were valued based upon the average of the market price of the Company's common stock two days before, two days after, and on the date the acquisition was announced.

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

The following table sets forth the components of the purchase price:

   Cash consideration                                        $    1,368,756
   Common stock issued                                              369,106
   Transaction costs                                                495,383
                                                         --------------------
                               Total purchase price          $    2,233,245
                                                         ====================

The following table provides the allocation of the purchase price:

   Assets:    Cash and cash equivalents                                                    $   194,531
              Accounts receivables                                                             212,593
              Inventories                                                                      109,572
              Prepaid expenses and other                                                       232,394
              Property and equipment                                                           437,148
              Goodwill                                                                         820,056
              Identified intangible assets (non-competition agreement of $400,000
              and repeat customer base of $500,000)                                            900,000
              Other assets                                                                      41,802
                                                                                       -----------------
                                                                                             2,948,096
                                                                                       -----------------
   Liabilities: Accounts payable                                                               117,809
                Accrued liabilities                                                            140,217
                Deferred income tax                                                            270,000
                Long term debt and other liabilities                                           186,825
                                                                                       -----------------
                                                                                               714,851
                                                                                       -----------------
                                                 Total purchase price                     $  2,233,245
                                                                                       =================

The value allocated to goodwill in the purchase of Bi-Op is not deductible for tax purposes.

B) BENEFOOT, INC. AND BENEFOOT PROFESSIONAL PRODUCTS, INC.

On May 6, 2002 the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and liabilities of each of Benefoot, Inc. and
Benefoot Professional Products, Inc. (collectively, "Benefoot"), pursuant to the terms of an asset purchase agreement (the "Asset Purchase Agreement"). The assets acquired include machinery and equipment, other fixed assets, inventory, receivables, contract rights, and intangible assets.

In connection with the acquisition, the Company paid consideration of $6.1 million, of which $3.8 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes (the "Promissory Notes") and $0.5 million was paid by issuing 61,805 shares of common stock (the "Shares"), together with certain registration rights. The Shares were valued based upon the average of the market price of the Company's common stock two days before, two days after and on the date the acquisition was announced. $1.0 million of the Promissory
Notes were repaid on

May 6, 2003 and the balance of $0.8 million, plus interest was repaid on May 6,
2004. The Company also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness. The Company also agreed to pay Benefoot up to an additional $1 million ("Performance-based Consideration")
upon achievement of certain performance targets on or prior to May 6, 2004 measured at various intervals. During the nine months ended September 30, 2004, the Company recorded $163,952 of such Performance-based Consideration as additional goodwill. As of May 6, 2004, the final measurement date for such performance targets, the Company had paid or accrued a total of $767,190 with respect to such Performance-based Consideration. The Company funded the entire cash portion of the purchase price with proceeds from the prior sale of the
Company's 4% convertible subordinated notes due August 31, 2006.

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

The following table sets forth the components of the purchase price:

                Cash consideration                                                 $     3,800,351
                Benefoot long-term debt paid at closing                                    307,211
                                                                             -----------------------

                     Total cash paid at closing                                                        $   4,107,562

                Promissory note issued                                                                     1,800,000
                Common stock issued                                                                          529,512
                Transaction costs                                                                            680,228
                Performance-based consideration                                                              767,190
                                                                                                   -------------------
                          Total purchase price                                                         $   7,884,492
                                                                                                   ===================

The following table provides the allocation of the purchase price:

               Assets:           Cash and cash equivalents                                             $     225,953
                                 Accounts receivables                                                        806,370
                                 Inventories                                                                 660,559
                                 Prepaid expenses and other                                                   76,973
                                 Property and equipment                                                      155,110
                                 Goodwill                                                                  3,880,094
                                 Identified intangible assets (trade names of $1,600,000,
                                 non-competition agreements of $230,000, and license agreements
                                 and related technology of $1,600,000)                                     3,430,000
                                 Other assets                                                                  6,163
                                                                                                   -------------------
                                                                                                           9,241,222
                                                                                                   -------------------
               Liabilities:      Accounts payable                                                            647,873
                                 Accrued liabilities                                                         389,400
                                 Unearned revenue                                                            210,355
                                 Long term debt and other liabilities                                        109,102
                                                                                                   -------------------
                                                                                                           1,356,730
                                                                                                   -------------------
                                    Total purchase price                                              $    7,884,492
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

(C) ACQUISITION OF SILIPOS

On September 30, 2004, the Company acquired all of the outstanding stock of
Silipos, Inc. from SSL International plc ("SSL" or "Seller"). Silipos is a manufacturer of gel-based products for the orthopedic, prosthetic and skincare markets, and operates out of a 40,000 square-foot manufacturing facility in
Niagara Falls, NY, and a sales and marketing office in New York City.

The purchase price paid was $15.5 million, plus transaction costs, and was comprised of $5.0 million of cash paid at closing, the $7.5 Million Note and the
$3 Million Note. (See Note 4, "Long Term Debt", for a complete description of said notes). The purchase price is subject to reduction based upon adjustments to tangible net worth, as defined, at September 30, 2004.

Silipos is a party to a supply agreement with Poly-Gel, LLC ("Poly-Gel") under which the owners of Poly-Gel have the option to require Silipos to purchase
Poly-Gel at a purchase price equal to 1.5 times Poly-Gel's revenue for the twelve month period ending immediately prior to the exercise of the option ("Put
Option"). The Put Option expires in February 2005. If (i) Poly-Gel exercises the
Put Option, or if we otherwise acquire Poly-Gel, (ii) the purchase price does not exceed $4,500,000 and (iii) the liabilities and damages incurred by the
Seller and us do not exceed $2,000,000, we are obligated, pursuant to the terms of the Silipos purchase agreement, to pay the Seller an aggregate amount of
$4,500,000 less the purchase price paid for Poly-Gel. If Poly-Gel does not exercise the Put Option and we do not otherwise acquire Poly-Gel, we may be obligated to pay the Seller between $1,000,000 and $1,500,000, depending on whether Poly-Gel asserts claims as well as the resolution, timing and amount, if any, of liabilities incurred relating to Poly-Gel. The Company has included the full obligation of $2,500,000 in the purchase price of Silipos and as a current liability in the Company's balance sheet as of September 30, 2004.

Allocation of Silipos' purchase price among the assets acquired and liabilities assumed is based on the Company's preliminary evaluation of the fair value of the assets and liabilities of Silipos. The Company may adjust these estimates based upon analysis of third party appraisals and the determination of fair value when finalized.

The following table sets forth the components of the estimated purchase price:

       Total Cash Consideration                          $  5,000,000
       Promissory Notes issued                             10,500,000
       Obligation under purchase agreement                  2,500,000
       Prepaid transactions costs                             241,757
       Accrued transaction costs                              579,497
                                                    ------------------

                 Total purchase price                    $ 18,821,254
                                                    ==================

The following table provides the preliminary allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at
September 30, 2004:

         Assets:
                        Cash and cash equivalents            $   380,294
                        Accounts receivables                   3,365,847
                        Inventories                            2,638,228
                        Other current assets                   1,095,989
                        Property and equipment                 4,059,300
                        Goodwill                               4,203,348
                        Identifiable intangible assets         5,732,000
                        Deferred income taxes                  2,293,847
                                                         ----------------
                                                              23,768,853

         Liabilities:
                        Accounts payable                         846,631
                        Accrued liabilities                    1,400,968
                        Capital lease obligation               2,700,000
                                                         ----------------
                                                               4,947,599
                                                         ----------------
                             Total purchase price          $  18,821,254
                                                         ================

In June 2001, the Financial Accounting Standards Board issued statement of
Financial Accounting Standards No. 141, Business Combinations, and No. 142,
Goodwill and Other Intangible Assets, effective for the fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to an annual impairment test in accordance with SFAS No 142. Other intangible assets will continue to be amortized over their useful lives.

In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill and intangible assets with indefinite lives (trade names with an estimated fair value of $2,688,000) recorded in this acquisition. The Company expects to perform annual impairment tests of goodwill and indefinite lived intangible assets related to the acquisition. Goodwill created by the acquisition of Silipos is not deductible for tax purposes.

     Summary unaudited pro forma condensed results of operations for the three and nine month periods ended September 30, 2004 and 2003, assuming the
     Silipos acquisition had occurred at the beginning of the earliest period presented, are as follows:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30, 2004      SEPTEMBER 30, 2004
        Net sales                     $    11,874,220          $   33,078,317
        Net income (loss)             $       264,975          $     (323,832)
        Net income (loss) per share   $           .06          $         (.07)

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30, 2003      SEPTEMBER 30, 2003
        Net sales                     $    13,783,485          $   35,331,692
        Net income (loss)             $       977,403          $  (16,888,490)
        Net income (loss) per share   $           .16          $        (3.86)

     Included in the net loss for the nine months ended September 30, 2003 are a cumulative effect of a change in accounting principles which reduced net income by $14,132,353 and a loss on impairment of goodwill of $3,489,631, which are non-recurring items. If these items had not been recorded, net income and net income per share on a diluted basis would have been increased by $17,621,984 and $4.01, respectively.

     These pro forma results are not necessarily indicative of what would have occurred if the acquisition has been in effect for the period presented, and they may not be indicative of results expected in the future.

(D)  IDENTIFIABLE INTANGIBLE ASSETS

     Identifiable intangible assets at December 31, 2003 consisted of:

                                               AMORTIZATION      ORIGINAL             ACCUMULATED
                   ASSETS                         PERIOD            COST             AMORTIZATION         NET CARRYING VALUE
       ----------------------------------    ----------------    -------------    ------------------      ---------------------

       Trade Names                              indefinite          $1,600,000        $   -                 $         1,600,000
       Non-competition agreements               7/8 Years              630,000               104,339                    525,661
       License agreements and
            related technology                  11 Years             1,600,000               240,556                  1,359,444
       Repeat customer base                     20 Years               500,000                25,000                    475,000
                                                                 -------------    ------------------      ---------------------
                                                                    $4,330,000        $      369,895         $        3,960,105
                                                                 =============    ==================      =====================

     Identifiable intangible assets at September 30, 2004 consisted of:

                                                     AMORTIZATION                            ACCUMULATED         NET CARRYING
                      ASSETS                            PERIOD          ORIGINAL COST        AMORTIZATION            VALUE
       ---------------------------------------     ----------------    ---------------    -----------------    ----------------

       Trade Names                                 indefinite               $1,600,000        $     -             $   1,600,000
       Non-competition agreements                  7/8 Years                   630,000          166,478                 463,522
       License agreements and
            related technology                     11  Years                 1,600,000          349,648               1,250,352
       Repeat customer base                        20  Years                   500,000           43,750                 456,250
       Trade Names - Silipos                       indefinite                2,688,000              -                 2,688,000
       Repeat customer base - Silipos              7  Years                  1,680,000              -                 1,680,000
       License agreements and
          related technology - Silipos             9.5  Years                1,364,000              -                 1,364,000
                                                                       ---------------    -----------------    ----------------
                                                                           $10,062,000        $ 559,876           $   9,502,124
                                                                       ===============    =================    ================

     Aggregate amortization expense relating to the above identifiable intangible assets for each of the quarters and nine month periods ended
     September 30, 2004 and 2003 was $63,327 and $189,981, respectively. As of
     September 30, 2004, the estimated future amortization expense is approximately $362,000 for the year ended December 31, 2004, and future amortization expense is approximately $688,000 per annum for 2005 - 2008, and $677,000 for 2009.

(E) GOODWILL

    Changes in goodwill for the nine months ended September 30, 2004, and for the year ended December 31, 2003, are as follows:

                                                 CUSTOM         DISTRIBUTED
                                                ORTHOTICS         PRODUCTS         SUBTOTAL           SILIPOS            TOTAL
                                              --------------    -------------    --------------    --------------    ---------------

Balance, January 1, 2003                         $1,191,986     $ 1,994,400          $3,186,386       $     -             $3,186,386

Purchase price adjustments related to
  achievement of milestones and
  acquisition costs                                 198,175         331,581             529,756                              529,756

     Acquisition - Bi-Op                            820,056          -                  820,056                              820,056
                                              --------------    -------------    --------------    --------------    ---------------

Balance, December 31, 2003                        2,210,217       2,325,981           4,536,198             -              4,536,198

Purchase price adjustments related to
  achievement of milestones and
  acquisition costs                                  61,332         102,620             163,952                              163,952

Acquisition of Silipos                               -                -                                4,203,348           4,203,348
                                              --------------    -------------    --------------    --------------    ---------------

Balance September 30, 2004                       $2,271,549     $ 2,428,601          $4,700,150       $4,203,348         $ 8,903,498
                                              ==============    =============    ==============    ==============    ===============

    Beginning in the quarter commencing October 1, 2004 the Company will report its financial results in two segments, orthopedics and skincare. Custom orthotics and distributed products (the two segments reported for periods prior to October 1, 2004) will be reported in the orthopedics segment.

    The goodwill generated by the Silipos acquisition has not yet been allocated between business segments.

    NOTE 3 - INVENTORIES

    Inventories consist of:

                              September 30, 2004           December 31, 2003
                           ------------------------    ------------------------
                                       (Unaudited)
          Raw materials            $    3,000,510              $    1,087,916
          Work-in-process                 572,153                     174,164
          Finished goods                2,156,512                   1,234,503
                           ------------------------    ------------------------
                                   $    5,729,175              $    2,496,583
                           ========================    ========================

    NOTE 4- LONG-TERM DEBT

    On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the
    "Notes"), in a private placement. Langer Partners LLC, whose sole manager and voting member is Warren B. Kanders, our recently appointed Chairman of the Board of Directors, holds $2,000,000 principal amount of these Notes.
    The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share (equal to the market value of the
    Company's stock on October 31, 2001), subject to anti-dilution protections in the event that, among other things, the Company issues common stock or equity securities convertible into or exchangeable for common stock at a price below the conversion price of the Notes, and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to
    Call any of the Notes, the holders of the Notes may elect to convert the
    Notes into the Company's common stock. Interest is payable semi-annually on the last day of June and December. Interest expense on these Notes for each of the nine and three month periods ended September 30, 2004 and 2003 was
    $437,670 and $145,890, respectively.

    The Company received net proceeds of $13,668,067 from the offering of the
    Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for each of the nine and three month periods ended September 30, 2004 and 2003 was $145,329 and $48,443, respectively.

    The Company issued $1,800,000 in Promissory Notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were repaid on May 6, 2003 and the balance was repaid on May 6, 2004. Related interest expense for the nine and three month period ended September 30, 2004 was $11,111 and $0, respectively. Interest expense with respect to the Promissory Notes for the nine and three month periods ended September 30, 2003 was $29,932 and
    $11,932, respectively.

    On September 30, 2004 the Company completed the acquisition of all of the outstanding stock of Silipos (see Footnote 2(c), "Acquisition of Silipos").
    In connection with the acquisition of Silipos, the Company issued:

     (i)   $5,500,000 principal amount of 7% senior subordinated notes due
           September 30, 2007 to ten accredited investors.

     (ii)  $7,500,000 principal amount of 5.5% secured promissory note due March
           31, 2006 (the "$7.5 Million Note") to the Seller.

     (iii) $3,000,000 principal amount of 5.5% promissory note due December 31,
           2009 (the "$3.0 Million Note") to the Seller.

    The $5,500,000 principal amount of 7% senior subordinated notes due
    September 30, 2007 were issued to fund the cash portion of the purchase price for Silipos. Langer Partners LLC, whose sole manager and voting member is Warren B. Kanders, our recently appointed Chairman of the Board of
    Directors, holds $750,000 principal amount of these 7% senior subordinated notes due September 30, 2007. As part of such issuance, the Company also issued warrants to purchase 110,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which are exercisable until September 30, 2009, commencing the earlier of (i) six months after the refinancing or prepayment of such notes, or (ii) September 30, 2005. The fair value of the warrants at
    September 30, 2004 was determined to be $735,900, using the Black-Scholes model and the following assumptions: risk free rate of 2.89%, dividend of
    0%, volatility of 83%, and an expected life of three years. Such amount will be amortized over the term of the 7% senior subordinated notes due September
    30, 2007, and recorded as an additional expense. Additionally, to the extent that the Company is required to make an additional payment under the $7.5
    Million Note, such additional payment would be recorded as an additional interest expense.

    The $7.5 Million Note is secured by the pledge of the stock of Silipos and, if not repaid in full on or before March 31, 2005, the Company is obligated to make an additional payment of $500,000 (which would be recorded as additional interest expense) or the principal amount will be increased by
    $1 million. Both the $7.5 Million Note and the $3.0 Million Note provide for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due February 1, 2005. Additionally, the interest rate on the
    $7.5 Million Note increases from 5.5% to 7.5% on April 1, 2005, and if not repaid on or before March 31, 2006, the interest rate will increase to 12%
    per annum, escalating 3% per annum for each additional 90 days thereafter up to the maximum rate permitted by law. Financial covenants under the $7.5
    Million Note require that Silipos maintain a tangible net worth of at least
    $4.5 million and prohibits the Company from incurring any additional indebtedness except to borrow up to $3.5 million for working capital, any amounts required to pay for the purchase of Poly-Gel pursuant to the Put
    Option, and equipment or capital leases up to a maximum of $500,000.

    The $3.0 Million Note provides for a default interest rate of 11% per annum escalating by 3% per annum every 90 days thereafter up to the maximum rate permitted by law. A financial default under the $7.5 Million Note constitutes a default under the $3.0 Million Note. The $3.0 Million Note will be reduced by half of any additional payments actually made pursuant to the $7.5 Million Note.

    Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at their facility in Niagara
    Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of September 30, 2004, the Company's obligation under capital leases, excluding current installments is $2,700,000.

    Capital lease payments due in the fourth quarter of 2004 and annual future minimum capital lease payments are as follows:

                                                                             CAPITAL LEASES

         Quarter ended December 31, 2004                                       $    97,629

         Year ending December 31:
               2005                                                                401,016
               2006                                                                411,504
               2007                                                                422,052
               2008                                                                432,516
               2009                                                                443,016
               Later years through 2018                                          4,607,224
                                                                               -----------
                       Total minimum lease payments                              6,814,957

         Less amount representing interest                                       4,114,957
                                                                               -----------
                       Present value of net minimum
                            capital lease payments                               2,700,000

         Less current installments of obligations under capital leases
                       Obligations under capital leases,                       -----------
                        excluding current installments                         $ 2,700,000
                                                                               ===========

    NOTE 5 - SEGMENT INFORMATION
    In the periods covered by these financial statements, the Company operated in two segments (custom orthotics and distributed products) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost.

    Segment information for the three and nine month periods ended September 30,
    2004 and 2003 is summarized as follows:

        THREE MONTHS ENDED SEPTEMBER 30, 2004             CUSTOM ORTHOTICS             DISTRIBUTED PRODUCTS           TOTAL
     -----------------------------------------------    ------------------------    --------------------------    -----------------

     Net sales                                                 $   4,852,286                  $  1,433,098          $ 6,285,384

     Gross profit                                                  1,715,381                       562,870            2,278,251

     Operating income (loss)                                        (109,726)                      338,923              229,197

        THREE MONTHS ENDED SEPTEMBER 30, 2003             CUSTOM ORTHOTICS             DISTRIBUTED PRODUCTS           TOTAL
     -----------------------------------------------    ------------------------    --------------------------    -----------------

     Net sales                                                  $  4,924,434                  $  1,408,250         $  6,332,684

     Gross profit                                                  1,777,956                       441,208            2,219,164

     Operating income (loss)                                         (45,263)                      274,641              229,378

        NINE MONTHS ENDED SEPTEMBER 30, 2004              CUSTOM ORTHOTICS             DISTRIBUTED PRODUCTS           TOTAL
    ------------------------------------------------    ------------------------    --------------------------    -----------------

    Net sales                                                  $  14,272,922                  $  4,323,901         $ 18,596,823

    Gross profit                                                   4,944,485                     1,694,635            6,639,120

    Operating income (loss)                                         (485,157)                      963,066              477,909

        NINE MONTHS ENDED SEPTEMBER 30, 2003              CUSTOM ORTHOTICS             DISTRIBUTED PRODUCTS           TOTAL
    ------------------------------------------------    ------------------------    --------------------------    -----------------

    Net sales                                                  $  14,075,019                   $ 4,207,587         $ 18,282,606

    Gross profit                                                   5,134,980                     1,166,446            6,301,426

    Operating income (loss)                                         (248,084)                      651,110              403,026

      Geographical segment information is summarized as follows:

         THREE MONTHS ENDED SEPTEMBER 30, 2004              NORTH AMERICA                UNITED KINGDOM             TOTAL
    ------------------------------------------------   -------------------------   ---------------------------  -------------------
    Net sales to external customers                           $    5,632,532                  $    652,852          $ 6,285,384
    Intersegment net sales                                            37,044                          -                  37,044
    Gross profit                                                   2,050,564                       227,687            2,278,251
    Operating income                                                 168,228                        60,969              229,197

         THREE MONTHS ENDED SEPTEMBER 30, 2003               NORTH AMERICA               UNITED KINGDOM             TOTAL
    ------------------------------------------------   --------------------------  ---------------------------   ------------------
    Net sales to external customers                           $    5,739,657                  $    593,027          $ 6,332,684
    Intersegment net sales                                            56,012                         -                   56,012
    Gross profit                                                   1,994,984                       224,180            2,219,164
    Operating  income                                                144,677                        84,701              229,378

         NINE MONTHS ENDED SEPTEMBER 30, 2004                NORTH AMERICA               UNITED KINGDOM             TOTAL
    ------------------------------------------------   --------------------------  ---------------------------   ------------------

    Net sales to external customers                           $   16,531,334                 $   2,065,489          $18,596,823
    Intersegment net sales                                           244,140                        -                   244,140
    Gross profit                                                   5,900,811                       738,309            6,639,120
    Operating income                                                 196,276                       281,633              477,909

         NINE MONTHS ENDED SEPTEMBER 30, 2003                NORTH AMERICA                UNITED KINGDOM            TOTAL
    ------------------------------------------------   --------------------------   --------------------------  -------------------
    Net sales to external customers                           $   16,382,112                 $   1,900,494          $18,282,606
    Intersegment net sales                                           213,064                        -                   213,064
    Gross profit                                                   5,554,212                       747,214            6,301,426
    Operating income                                                  69,850                       333,176              403,026

    As a result of the Silipos acquisition, beginning in the fourth quarter of
    2004, the Company will report custom orthotics and distributed products as a single segment called orthopedics and will report a second segment called skincare

    NOTE 6 - COMPREHENSIVE INCOME (LOSS)

    The Company's comprehensive income (loss) was as follows:

                                                    --------------------------------------------------------------------------------
                                                        Three months ended September 30,          Nine months ended September 30,
                                                           2004                  2003                2004                2003
                                                    ------------------    -----------------    ---------------     ----------------

    Net income (loss)                                     $   43,868            $  49,469          $ (97,729)            $ (182,311)

    Other comprehensive income (loss) net of tax:

    Change in equity resulting from
    translation of financial statements
    into U.S. dollars                                         69,319               22,035            (16,780)               159,559
                                                    ------------------    -----------------    ---------------     ----------------
    Comprehensive income (loss)                            $ 113,187            $  71,504          $(114,509)             $ (22,752)
                                                    ==================    =================    ===============     ================

    NOTE 7 - INCOME (LOSS) PER SHARE

    The following table provides a reconciliation between basic and diluted earnings per share:

                                                                    Three months ended September 30,
                                      ----------------------------------------------------------------------------------------------
                                                          2004                                             2003
                                      ----------------------------------------------    --------------------------------------------
                                         Income                            Per                                             Per
    Basic EPS                            (loss)          Shares           Share         Income (loss)    Shares           Share
    -----------------------------     -------------    -----------     -------------    ------------    ----------    --------------

    Income attributable to               $  43,868      4,380,851          $    .01     $   49,469      4,377,255           $   .01
    common stockholders

    Effect of Dilutive
    Securities
    -----------------------------
    Stock options and warrants             -              367,961           -               --            248,619          --
                                      -------------    -----------     -------------    ------------    ----------    --------------

    Diluted EPS
    -----------------------------
    Income attributable to
    common stockholders plus
    assumed exercise of stock
    options and warrants                $   43,868      4,748,812         $     .01     $   49,469      4,625,874           $   .01
                                      =============    ===========     =============    ============    ==========    ==============

                                                                     Nine months ended September 30,
                                      ----------------------------------------------------------------------------------------------
                                                          2004                                             2003
                                      ---------------------------------------------    ---------------------------------------------
    Basic EPS                         Income(loss)       Shares            Per         Income(loss)      Shares            Per
                                                                          Share                                           Share
    -----------------------------     -------------    -----------     ------------    ------------    -----------    --------------

    Loss attributable to common        $  (97,729)      4,380,707        $   (.02)     $ (182,311)      4,372,525          $  (.04)
    stockholders

    Effect of Dilutive
    Securities
    -----------------------------
    Stock options and warrants             -               -                               --              --              --
                                      -------------    -----------     ------------    ------------    -----------    --------------

    Diluted EPS
    -----------------------------
    Loss attributable to common
    stockholders plus assumed
    exercise  of  stock  options
    and warrants                       $  (97,729)      4,380,707        $   (.02)     $ (182,311)      4,372,525          $  (.04)
                                      =============    ===========     ============    ============    ===========    ==============

    Basic earnings per common share ("EPS") are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the nine months ended September 30, 2004 and 2003 exclude stock options and warrants totaling approximately 357,428 and 251,805, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss during each of the periods. The impact of the convertible notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the three month and nine month periods ended September 30, 2004 and 2003. Had the impact of the convertible notes been included in the calculation of diluted earnings per share, net income would have increased by approximately
    $194,000 in each of the three month periods ended September 30, 2004 and
    2003 and approximately $582,000 in each of the nine month periods then ended. Additionally, the diluted weighted average shares would have increased by 2,431,500 for each of the three and nine month periods ended
    September 30, 2004 and 2003, to reflect the conversion of the convertible notes.

    NOTE 8 - RELATED PARTY TRANSACTIONS

    The Company has engaged a company which is owned by the brother-in-law of a senior executive of the Company to provide certain technology related products and services. Costs incurred for products and services provided by this company were approximately $2,000 and $27,000 in the quarters ended
    September 30, 2004 and 2003, respectively and $16,000 and $80,000 in the nine month periods ended September 30, 2004 and 2003, respectively. Langer also engaged a company owned by the father-in-law of a senior executive of the Company to provide certain promotional and marketing goods and services.
    Costs incurred with respect to such goods and services for the quarters ended September 30, 2004 and 2003 were $5,500 and $20,000, respectively and
    $36,000 and $55,000 for the nine month periods ended September 30, 2004 and
    2003, respectively. In April 2002, a senior executive of the Company borrowed $21,000 from the Company ("Executive Note"). The Executive Note accrued interest at a rate of 4% per annum and was repaid in April 2004.

    On November 12, 2004, we entered into a consulting agreement (the
    "Consulting Agreement") with Kanders & Company, Inc., the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became our Chairman of the Board of Directors, and who is the sole manager and voting member of
    Langer Partners LLC ("Langer Partners"), one of our principal stockholders.
    The Consulting Agreement provides that Kanders & Company, Inc., will act as our non-exclusive consultant providing general investment banking and financial advisory services for a term of three years, an annual fee of
    $200,000, options to purchase 240,000 shares of our common stock at a price of $7.50 per share vesting in three equal annual installments beginning on
    November 12, 2005, indemnification protection and a $200,000 payment if the
    Consulting Agreement is not renewed beyond the three year term. Langer
    Partners holds $2,000,000 principal amount of the Notes as well as $750,000 principal amount of our 7% senior subordinated notes due September 30, 2007 and related warrants to purchase 15,000 shares of our common stock at a price of $0.02 per share. In connection with our acquisition of Silipos, we granted 100,000 shares of restricted stock to Kanders & Company, Inc., vesting on the third anniversary of the grant date, and 40,000 shares of restricted stock to W. Gray Hudkins, our recently appointed Chief Operating
    Officer, vesting in three equal annual tranches commencing on the first anniversary of the grant date, all of which accelerates upon a change of control of the Company.

    NOTE 9 - PENSION

                                                                                     PENSION BENEFITS
                                                                         ------------------------------------------
          NINE MONTHS ENDED SEPTEMBER 30:                                       2004                   2003
          ----------------------------------------------------------     --------------------    ------------------

          Interest cost                                                          $   25,538             $  27,298
          Expected return on plan assets                                            (28,876)              (25,988)
          Amortization of transition (assets) or obligations                          5,843                 5,843
          Recognized actuarial (gain) loss                                           14,425                17,345
                                                                         --------------------    ------------------
          Net periodic benefit cost                                             $    16,930            $   24,498
                                                                         ====================    ==================

                                                                                     PENSION BENEFITS
                                                                         ------------------------------------------
          THREE MONTHS ENDED SEPTEMBER 30:                                      2004                   2003
          ----------------------------------------------------------     --------------------    ------------------
          Interest cost                                                          $   8,463             $   9,090
          Expected return on plan assets                                            (9,710)               (8,650)
          Amortization of transition (assets) or obligations                         1,947                 1,947
          Recognized actuarial (gain) loss                                           4,809                 5,782
                                                                         --------------------    ------------------
          Net periodic benefit cost                                              $   5,509             $   8,169
                                                                         ====================    ==================

    EMPLOYER CONTRIBUTIONS

    The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $72,000 to its pension plan in 2004. The contribution of $72,000 was made during the quarter ended September 30, 2004.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

    CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company disclosed its critical accounting policies and estimates in its
    Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes to those critical accounting policies and estimates during the nine months ended September 30, 2004.

    As a result of the Silipos acquisition, beginning in the fourth quarter 2004 we will report custom orthotics and distributed products as a single segment called orthopedics, and will report a new, second reportable segment called skincare. Accordingly, the information appearing below, which relates to prior periods, does not reflect the basis for presentation of financial results that will be used for subsequent periods.

    In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill and identifiable assets with indefinite lives. Instead, these assets are reviewed for impairment on an annual basis by an independent appraiser.

    RESULTS OF OPERATIONS

    Net loss for the nine months ended September 30, 2004 was ($97,729) as compared to a loss of ($182,311) for nine months ended September 30, 2003.
    The principal reason for the decrease in the loss was an improvement in gross profit attributable to an increase in net sales offset by an increase in general and administrative expenses.

    Net income for the three months ended September 30, 2004 was $43,868 as compared to $49,469 for the three months ended September 30, 2003 and reflects a slight reduction in net sales and slightly higher general and administrative expenses offset by efficiencies, due to cost containment initiatives reflected in cost of sales.

    Net sales for the nine months ended September 30, 2004 were $18,596,823 or
    2% above net sales of $18,282,606 for the nine months ended September 30,
    2003. Net sales for the three months ended September 30, 2004 were
    $6,285,384 as compared to $6,332,684 for the three months ended September
    30, 2003, a decrease of 1%.

    Net sales of custom orthotics for the nine months ended September 30, 2004 were $14,272,922 as compared to $14,075,019 for the nine months ended
    September 30, 2003, an increase of $197,903 or 1.4%. Net sales of custom orthotics for the three months ended September 30, 2004 were $4,852,286 as compared to $4,924,434 for the three months ended September 30, 2003, a decrease of $72,148 or 1.5%.

    Net sales of distributed products for the nine months ended September 30,
    2004 were $4,323,901 as compared to $4,207,587 for the nine months ended
    September 30, 2003, an increase of $116,314 or 2.8%. Net sales of distributed products for the three months ended September 30, 2004 were
    $1,433,098 as compared to $1,408,250 for the three months ended September
    30, 2003, an increase of $24,848 or 1.8%.

    Cost of sales decreased $23,477 to $11,957,703 for the nine months ended
    September 30, 2004, as compared to $11,981,180 for the nine months ended
    September 30, 2003. This decrease was primarily due to the Company's focus on cost containment partially offset by price increases for certain materials. Cost of sales decreased by $106,387 for the three months ended
    September 30, 2004 as compared to the three months ended September 30, 2003 due to a decrease in sales and continued cost containment measures and partially offset by increases in certain products costs.

    Gross profit as a percentage of net sales for the nine months ended
    September 30, 2004 was 35.7%, as compared to 34.5% for the nine months ended
    September 30, 2003. Gross profit as a percentage of net sales for the three months ended September 30, 2004 was 36.3% as compared to 35.0% for the three months ended September 30, 2003. Gross profit as a percentage of net sales increased due principally due to lower labor costs and lower manufacturing overhead.

    Selling expenses for the nine months ended September 30, 2004 were
    $2,384,172 or 12.8% of net sales as compared to $2,333,850 or 12.8% of net sales for the nine months ended September 30, 2003. Selling expenses for the three months ended September 30, 2004 were $790,038 or 12.6% of net sales as compared to $783,423 or 12.4% of net sales for the three months ended
    September 30, 2003.

    General and administrative expenses for the nine months ended September 30,
    2004 were $3,777,039 or 20.3% of net sales as compared to $3,564,550 or
    19.5% of net sales for the nine months ended September 30, 2003. General and administrative expenses for the three months ended September 30, 2004 were
    $1,259,016 or 20.0% as compared to $1,206,363 or 19.0% of net sales for the three months ended September 30, 2003. General and administrative costs increased in dollars as a result of increased costs incurred as we continue to strengthen our infrastructure.

    Other income (expense), net, was $(462,638) for the nine months ended
    September 30, 2004, as compared to $(458,687) for the nine months ended
    September 30, 2003. Other income (expense), net, was $(147,329) for the three months ended September 30, 2004, as compared to $(141,809) for the three months ended September 30, 2003. The reason for the increase in other expense is that the 2003 periods reflect non-recurring income (there were no such items in the 2004 period) that was partially offset in the 2004 periods by increases in financing charges (interest income), and a decrease in interest expense due to the repayment of the Benefoot Notes.

    Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFA 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $38,000 and $113,000 during the three and nine-month periods ended September 30, 2004, as compared to $35,250 and $100,000 in the three and nine-month periods ended
    September 30, 2003 which would not have been required prior to the adoption of SFAS 142. Additionally, the Company recorded provisions for income taxes on its foreign operation of $2,850 and $26,650 for the three and nine-month periods ending September 30, 2003, respectively. No such amounts were recorded in the 2004 periods.

    LIQUIDITY AND CAPITAL RESOURCES

    Working capital as of September 30, 2004 was $2,050,052, as compared to
    $7,433,951 as of December 31, 2003. Cash balances at September 30, 2004 were
    $3,529,303, a decrease of $2,004,643 from the $5,533,946 at December 31,
    2003.

    The reduction in cash at September 30, 2004 as compared to December 31, 2003 is primarily attributable to use of cash to repay $800,000 of Promissory
    Notes in connection with the Benefoot acquisition, to pay contingent consideration of $466,000 in connection with the Benefoot acquisition and to purchase and implement an enterprise wide computer software system totaling
    $528,000 and purchase of inventory. Such amounts were partially offset by the unused proceeds (as of September 30, 2004) from the 7% senior subordinated notes and the cash acquired in the Silipos transaction. The reduction in working capital is attributable to the classification of the
    $7.5 Million Note and the $2.5 Million obligation under the Silipos purchase agreement as current liabilities.

    In connection with the acquisition of Benefoot (which closed on May 6,
    2002), the Company issued $1,800,000 of 4% Promissory Notes. $1,000,000 of the Promissory Notes were paid on May 6, 2003 and the balance of $800,000 was paid on May 6, 2004. Interest expense with the respect to the Benefoot notes for the nine months ended September 30, 2004 and 2003 was $11,111 and
    $37,932, respectively.

    On September 30, 2004, the Company purchased from SSL International, PLC
    (the "Seller") all of the outstanding stock of Silipos, Inc. ("Silipos") for
    $15,500,000 plus transaction costs. The Company paid $5,000,000 in cash and issued two promissory notes to the Seller: a $7.5 Million 5.5% secured promissory note due on or before March 31, 2006 and a $3 Million 5.5%
    promissory note due on or before December 31, 2009. The cash portion of the purchase price was paid

    from the proceeds of the issuance of $5,500,000 of 7% senior subordinated notes due September 30, 2007. If the $7.5 Million Note is not repaid in full on or before March 31, 2005, we are obligated to make an additional payment of $500,000 (which would be recorded as additional interest expense) or the principal amount will be increased by $1 million. Both the $7.5 Million Note and the $3.0 Million Note provide for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due February 1, 2005.
    Additionally, the interest rate on the $7.5 Million Note increases from 5.5%
    to 7.5% on April 1, 2005, and if not repaid on or before March 31, 2006, the interest rate will increase to 12% per annum, escalating 3% per annum for each additional 90 days thereafter up to the maximum rate permitted by law.
    The $3.0 Million Note provides for a default rate of 11% per annum escalating by 3% per annum every 90 days thereafter up to the maximum rate permitted by law. A financial default under the $7.5 Million Note constitutes a default under the $3.0 Million Note. The $3.0 Million Note will be reduced by half of any additional payments actually made pursuant to the $7.5 Million Note. Silipos is a party to a supply agreement with
    Poly-Gel, LLC ("Poly-Gel") under which the owners of Poly-Gel have the option to require Silipos to purchase Poly-Gel at a purchase price of 1.5 times Poly-Gel's revenue for a twelve month period ending immediately prior to the exercise of the option ("Put Option"). If (i) Poly-Gel exercises the
    Put Option, or if we otherwise acquire Poly-Gel, (ii) the purchase price does not exceed $4,500,000 and (iii) the liabilities and damages incurred by the Seller and us do not exceed $2,000,000, we are obligated, pursuant to the terms of the Silipos purchase agreement, to pay the Seller an aggregate amount of $4,500,000 less the purchase price paid for Poly-Gel. If Poly-Gel does not exercise the Put Option and we do not otherwise acquire Poly-Gel, we may be obligated to pay the Seller between $1,000,000 and $1,500,000, depending on whether Poly-Gel asserts claims as well as the resolution, timing and amount, if any, of liabilities incurred relating to Poly-Gel. The
    Company has included the full obligation in the purchase price of Silipos in the Company's balance sheet as of September 30, 2004. Upon completion of the
    Silipos acquisition, the Company had approximately $35.8 million of outstanding indebtedness which matures on various dates in 2006, 2007 and
    2009, as well as payments on the capital lease are due monthly through 2018.
    Such amount excludes any obligations under the Put Option. The Company is exploring alternatives to raise equity funds for working capital and to restructure or reduce its long-term debt. The Company expects to incur significant expenses in connection with any such public or private offering of debt or equity. To the extent that the Company is unable to raise funds, its liquidity will be significantly reduced, and the Company may be required to restructure its indebtedness, which will have a materially adverse effect on its ability to follow through with its corporate strategy. No assurance can be given that the Company will be able to successfully raise additional capital on acceptable terms.

Contractual Obligations                                                          Payment due By Period
(in thousands)                                                                   ---------------------

                                                            Quarter ended                                               After 5
                                            Total         December 31, 2004        1 Year     2-3 Years   4-5 Years      Years
                                        --------------  ------------------------ ----------- ----------- ------------ ----------

Operating Lease Obligations                 $ 1,399          $   170               $   531     $   598      $   100      $  --
Capital Lease Obligations                     6,814               97                   401         833          876        4,607
Secured Promissory Note                       7,500             --                   7,500        --           --           --
Convertible Debentures                       14,589             --                    --        14,589         --           --
Senior Subordinated 7% Notes                  5,500             --                    --         5,500         --           --
Promissory Note                               3,000             --                    --          --          3,000         --
Obligation Under Purchase Agreement           2,500             --                   2,500        --           --           --
                                        --------------  ------------------------ ----------- ----------- ------------ ----------
Total                                       $41,302          $   267               $10,932     $21,520      $ 3,976      $ 4,607
                                        ==============  ======================== =========== =========== ============ ==========

    The above table reflects obligations due in the fourth quarter of 2004 and each column thereafter reflects the relevant full year periods beyond
    December 31, 2004.

    The above table assumes that the $7.5 Million Note due March 31, 2006 will be repaid in full before March 31, 2005, thereby avoiding the additional payments described above. The Company cannot assure that such repayment will be made on or before March 31, 2005.

    The above table excludes any obligations pursuant to the terms and conditions of a certain supply agreement, dated August 20, 1999, by and between Silipos and Poly-Gel. Pursuant to the terms of such supply agreement, Poly-Gel has the option to cause Silipos to purchase the assets or shares of Poly-Gel (the "Put Option") at a purchase price of 1.5 times
    Poly-Gel's revenues in the twelve month period ending immediately prior to the exercise of the Put Option. The Put Option expires in February 2005.

    Pursuant to the terms of the Silipos purchase agreement, we agreed to make up to an aggregate of $2,500,000 of additional payments to the Seller depending upon the purchase price of the Put Option, and the amount of liabilities actually incurred by the Seller and the Company, if any, arising out of certain alleged claims that may be asserted by Poly-Gel. If Poly-Gel does not exercise the Put Option, our obligation to make additional payments to the Seller will be reduced by $1,000,000. The full amount of
    $2,500,000 is included as a current liability on the balance sheet as of
    September 30, 2004 and in the above table.

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

    ITEM 4. CONTROLS AND PROCEDURES

    The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and
    Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the design and operation of the
    Company's disclosure controls and procedures (as such term is defined in
    Rules 13a-15 (e) and 15d - 15(e) under the Securities Exchange Act of 1934
    (the "Exchange Act") as of September 30, 2004, pursuant to Exchange Act Rule
    13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as of September 30, 2004 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer,
    also concluded that the Company's disclosure controls and procedures as of
    September 30, 2004 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. No changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     ITEM 6. EXHIBITS :

             10.1  Supply Agreement dated August 20, 1999, between Silipos,
                   Inc., a Delaware corporation (which became a wholly owned
                   subsidiary of the registrant on September 30, 2004), and
                   Poly-Gel, LLC a New Jersey limited liability company.

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

Date: November 12, 2004     By: /s/
                                ------------------------
                                Andrew H. Meyers
                                President and
                                Chief Executive Officer
                                (Principal Executive Officer)

                            By: /s/
                                ------------------------
                                Joseph P. Ciavarella
                                Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

