Form 10-K
period 2004-12-31
LANGER INC
filed 2005-03-30
CIK 725460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12991

LANGER, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2239561 (I.R.S. employer identification number)

450 Commack Road, Deer Park, New York 11729-4510
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (631) 667-1200

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.02 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

Yes ☐                No ☒

        As of June 30, 2004 (i.e., the last day of Registrant's most recently completed second quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $9,358,286, as computed by reference to the closing price of such common stock ($6.20) multiplied by the number of shares of voting stock outstanding on June 30, 2004 held by non-affiliates (1,509,401shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an "affiliate" of the Company.

        The number of shares of the Registrant's common stock outstanding at March 22, 2005 was 4,397,933 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this report is incorporated herein by reference to the Company's proxy statement for the 2005 annual meeting of the registrant's stockholders or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

Langer, Inc.

Annual Report on Form 10-K
For The Year Ended December 31, 2004

Table of Contents

i

PART I

ITEM 1.    BUSINESS

Overview

        We design, manufacture and distribute a broad range of medical products targeting the orthopedic, orthotic and prosthetic markets. We also offer a diverse line of skincare products for the medical, therapeutic and retail markets. We sell our products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, international and independent medical distributors and directly to healthcare professionals.

        Our broad range of over 500 orthopedic products, including custom foot and ankle orthotic devices, pre-fabricated foot products, rehabilitation products, and gel-based orthopedic and prosthetics products, are designed to correct, protect, heal and provide comfort for the patient. Our line of over 50 skincare products, which include scar management products and gel-based therapeutic gloves and socks, are designed to improve skin appearance and transmit moisture agents, vitamins and nutrients to the skin.

Acquisition History

        In February 2001, an investor group and management team, led by our current Chairman of the Board of Directors Warren B. Kanders, our President and Chief Executive Officer, Andrew H. Meyers, and our Board of Directors member, Gregory R. Nelson, purchased a controlling interest in Langer, a custom orthotics company distributing its products primarily to podiatric professionals.

        The investor group and management team sought Langer as a platform to pursue a growth strategy in the orthopedic industry. Since that time, in connection with our growth strategy, we have consummated the following three strategic acquisitions:

  •
  Silipos.    On September 30, 2004, we acquired Silipos Inc., our largest acquisition to date, from SSL International plc. Silipos is a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets. We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus. The aggregate consideration paid by us in connection with this acquisition was approximately $16.5 million, including transaction costs, paid in cash and notes, subject to a dollar-for-dollar downward adjustment to the extent that Silipos' working capital is less than $5.0 million. Additionally, under circumstances described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations", we may be obligated to pay significant additional amounts in connection with the Silipos acquisition.

  •
  Bi-Op.    On January 13, 2003, we acquired Bi-Op Laboratories, Inc., which is engaged in the design, manufacture and sale of footwear and foot orthotic devices as well as orthotic and prosthetic services. We acquired Bi-Op to gain access to additional markets and complementary product lines. The aggregate consideration, including transaction costs, was approximately $2.2 million, paid in cash and shares of our common stock.

  •
  Benefoot.    On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. Benefoot designs, manufactures and distributes custom orthotic, custom Birkenstock® sandals, therapeutic shoes, and prefabricated orthotic devices to healthcare professionals. We acquired Benefoot to gain additional scale in our core custom orthotics business as well as to gain access to complementary product lines. The aggregate consideration, including transaction costs, was approximately $7.9 million, consisting of cash, notes, the assumption of liabilities consisting of approximately $0.3 million of long-term debt paid at closing and shares of our common stock.

Our Addressable Markets

  Orthopedic

        The orthopedic market we target is comprised of orthotic devices and prosthetic componentry for non-invasive use. Orthotics are specialized devices to supplement or support abnormal or weakened limbs or joints. These devices are specially designed to improve function and correct injuries or deformities of existing limbs or body parts and can be both custom designed to individual patient requirements or pre-fabricated for off-the-shelf use. Orthotic products range from full body spinal orthoses and custom fabricated arch supports to braces for the back, shoulder, arm or knee; they may be rigid, semi-rigid, or soft and flexible depending on the requirement of the patient as evaluated by the doctor treating the patient.

        Prosthetics involve the design, fabrication and fitting of artificial limbs for patients who have lost their limbs due to traumatic injuries, vascular diseases, diabetes, cancer and congenital diseases. Our target market is comprised of the production and distribution of the components utilized in the fabrication of these prosthetic devices. Prosthetic componentry includes external mechanical joints such as hips and knees, artificial feet and hands, and sheaths and liners utilized as an interface between the amputee's skin and prosthetic socket.

        Based on third-party research, we believe that the global orthopedic markets that we target represented approximately $2.4 billion in sales in 2003, with the United States accounting for approximately half of this amount, and are expected to grow to approximately $3.4 billion by the end of 2008.

        We believe that growth of the orthopedic markets we target will be driven by the following factors:

  •
  Aging Population.    By 2010, it is estimated that the number of people in the United States between the ages of 40 and 60 will grow from approximately 58 million today to more than 64 million. With longer life expectancy, expanded insurance coverage, improved technology and devices, and greater mobility, individuals are expected to seek orthopedic rehabilitation services and products more often.

  •
  Increased Demand for Non-Invasive Procedures.    We believe there is growing awareness and clinical acceptance by patients and healthcare professionals of the benefits of non-invasive solutions, which should continue to drive demand for non-operative rehabilitation products.

  •
  Technological Sophistication of Orthotic and Prosthetic Devices.    In recent years the development of stronger, lighter and cosmetically appealing materials has led to advancements in design technology, driving growth in the orthotic and prosthetic industries. A continuation of this trend should enable the manufacture of new products that provide greater protection and comfort, and that more closely replicate the function of natural body parts.

  •
  Need for Replacement and Continuing Care.    Most prosthetic orthotic devices have useful lives ranging from three to five years, necessitating ongoing warrant replacement and retrofitting for the life of the patient.

  •
  Growing Emphasis on Physical Fitness, Leisure Sports and Conditioning.    As a large number of individuals participate in athletic activities, they are increasingly likely to suffer strains and injuries, requiring non-operative orthopedic rehabilitation products.

Skincare

        Skincare products are generally sold in the retail cosmetic marketplace and include cleansers, toners, moisturizers, exfoliants, and facial masks. Independent research has reported that moisturizing products account for the predominant portion of the skincare market. Many of these products combine traditional moisturizing agents with compounds such as retinoids, hydroxy acids, and anti-oxidants that smooth and soothe dry skin, retain water in the outer layer skin cells and help maintain or reinforce the skin's protective barrier, particularly skin tissue damaged from surgery or injury.

        Based on third-party research, we believe that the U.S. skincare moisturizer market, which is the market we target, represented approximately $2.0 billion in sales in 2003 and is expected to grow to approximately $2.5 billion by the end of 2008.

        We believe that growth in this market will be driven by an aging population, an increasing number of image-conscious consumers, and the growth and popularity of spas and body/facial treatment centers.

Growth Strategy

  •
  Gain Access to New Sales Channels and Leverage Customer Relationships.    We are focused on expanding our customer base and offering an increasing array of products within our distribution channels. Our distribution historically focused on individual podiatry practices while Silipos focuses much of its marketing efforts on medical distributors. We believe this diversification will facilitate access to a new customer base for our historical products, as well as provide the opportunity to offer new products to our existing customers.

  •
  Continue to Introduce New Products and Product Enhancements.    We have a history of product innovation. Since 2002, we have introduced over 80 new products, including activity-specific custom orthotics, a proprietary custom ankle-foot orthotics program, an enhanced version of our Explorer® mineral oil-based prosthetic liner, the SoftZone® heel pad product line, and a new line of shock absorption materials. For the year ended December 31, 2004, these products accounted for approximately 11% of our revenues, on a pro forma basis after giving effect to our acquisition of Silipos. We believe that new product introductions and enhancements will enhance growth and provide an advantage over our competitors in the future.

  •
  Increase Penetration in Existing Markets and Expand into New Markets.    We believe our intellectual property and research and development capabilities will allow us to increase penetration in our existing markets and enter new markets. For example, gel technologies developed by Silipos are used to augment our orthopedic product offerings with internally developed prosthetic and skincare products. We intend to continue exploring additional applications of our intellectual property to grow our business.

  •
  Acquire Complementary Businesses.    Since February 2001, we have consummated three acquisitions. These acquisitions have increased our net sales by approximately 283% from the fiscal year ended February 28, 2001 to the fiscal year ended December 31, 2004 on a pro forma basis, after giving effect to our recent acquisition of Silipos as if it had occurred on January 1, 2004. We intend to continue our program of targeted acquisitions to gain access to new sales channels, acquire new product lines, increase penetration of our existing markets, and gain entry into new market sectors.

Competitive Strengths

        Management Team.    Our management team has been involved in the acquisition and integration of a substantial number of companies. Our Chairman of the Board of Directors, Warren B. Kanders, brings a track record spanning over 20 years of building public companies through strategic acquisitions to enhance organic growth. In addition, our President and Chief Executive Officer, Andrew H. Meyers,

brings over 25 years of experience in acquiring, integrating and building businesses in the orthopedic industry.

        Scalable Infrastructure to Support Growth.    We have recently upgraded our information technology platform and other back office functions, and we believe we now have an infrastructure capable of supporting future organic growth and growth through acquisitions.

        Strong Base Business.    We offer a broad range of over 500 orthopedic products and we believe our brand names represent a high level of quality in the markets in which we sell. We also hold approximately 35 patents and patent applications and a number of trademarks for technologies and brands related to our product offerings. We believe this combination of diversified products, brands, and intellectual property provides a competitive advantage in our markets.

        Strength Across Distribution Channels.    We believe we maintain strong relationships across various distribution channels, including over 4,000 individual practitioners, a network of national, regional, independent and international distributors, medical catalog companies, group purchasing organizations, original equipment manufacturers, specialty retailers, and consumer catalog companies.

Products

        Orthotics.    We manufacture custom orthotic foot devices, which are contoured molds made from plastic, graphite, or composite materials, that are placed in the patient's shoe to correct or mitigate abnormalities in gait and relieve symptoms associated with foot or postural misalignment. Our product line includes Sporthotics® that are specifically designed for various athletic activities, fashion oriented orthotics, custom sandals that integrate an orthotic shell into authentic Birkenstock® components, orthotics for patients who are prone to pre-ulcerative sites, and controlling devices for patients with more severe foot abnormalities. In 2002, we introduced a line of custom Ankle-Foot orthotic devices, which are used to support the foot/ankle region. These products are often used for the more difficult and challenging foot and ankle injuries. In addition, in 2000, we introduced pre-fabricated (non-customized) orthotic devices for various applications as a cost effective solution for patients with less complex foot conditions.

        Gel Based Orthopedic Products.    We offer gel-based products for the treatment of common orthopedic and footcare conditions. These products include digitcare products, diabetes management products, pressure, friction, and shear force absorption products, products that protect the hands and wrists, and gel sheeting products for various applications. In all of these products, the gel interfaces with the skin to provide moisturization and relief from friction, irritation and pain while aiding in healing of problem areas.

        Gel Based Prosthetic Products.    We offer a line of products that are utilized in the fabrication of a prosthetic device. For example, we offer sheaths and liners that incorporate a gel interface between the amputee's skin and socket, providing protection for patients who are subject to significant pressure between their skin and prosthesis. We also offer liners and sleeves which are used as part of prosthetic suspension system to maintain an intimate fit while not limiting flexibility and motion. These products are designed to allow amputees to maintain more active lifestyles while providing protection from irritation and infection.

        PPT and Other Materials.    PPT is a medical grade soft tissue cushioning material with a high density, open-celled urethane foam structure, which provides protection against forces of pressure, shock and shear. In addition to utilizing PPT in the manufacture of custom orthotics, we have developed and sell a variety of products fabricated from PPT, including molded insoles, components for orthotic devices and laminated sheets. Besides podiatric use, we believe PPT is suitable for other orthopedic and medical-related uses such as liners for braces and artificial limbs, as shock absorbers and generally in devices used in sports and physical therapy.

        Distributed Products.    We offer a range of distributed products such as prefabricated rehabilitation products, compression hose, socks, therapeutic shoes, resting splints, walkers, and other products for the lower extremities. All of these products are manufactured by third parties, using the Langer or manufacturer's brand name.

        Skincare Products.    We offer a range of products for two primary uses. First, we offer scar management products that utilize mineral oil-based gel sheeting to moisturize the skin and reduce the appearance of visible scars developed as a result of procedures such as Cesarean section, abdominoplasty, or breast reduction or reconstruction. We also offer a line of moisturizing gloves and socks developed for the cosmetics industry utilizing our proprietary gel technologies. These products are sold under our proprietary NouveaDerm® brand and also offered to specialty retailers, spas, health clubs, and catalogs for private label programs.

Sales, Marketing and Distribution

        Our sales, marketing and distribution is managed through a combination of account managers, product managers, inside sales representatives, and outside sales representatives who are regionally and nationally based. We employ international sales and marketing representatives who represent us in the United Kingdom, Europe, Asia and Australia. We also utilize educational seminars to educate medical professionals about our product offerings, followed up with telemarketing efforts. Our custom and prefabricated orthotics, custom sandals, Ankle-Foot Orthoses, and distributed products have historically been sold to health care practitioners. Our PPT and materials products have historically been sold to practitioners, manufacturers, shoe fabricators, as well as medical distributors, and our gel-based products have been sold primarily to medical distributors. As we continue to integrate our recent Silipos acquisition, we intend to manage our sales and marketing efforts in a unified effort, and we plan to take advantage of opportunities to leverage relationships to increase sales and utilize resources most effectively to increase the exposure of our product lines.

Health Care Practitioners

        We utilize a network of regional sales representatives to target multi-practitioners and individual facilities. In addition, we use trade shows, advertising, direct mail, educational seminars, public relations and customer visits to market and distribute products. We emphasize customer service by maintaining a staff of customer service representatives.

        We provide orthotic and prosthetic education and training for healthcare professionals who treat biomechanical problems of the lower extremity through seminars and in-service programs. We offer healthcare professionals a comprehensive program in biomechanics, gait analysis, prosthetic componentry, and the cost-effectiveness of orthotic therapy.

        We promote awareness of orthotics to medical professionals through marketing and operational initiatives. We maintain a volume incentive program and offer practice building assistance to help healthcare professionals expand the ancillary products portion of their practices. We believe these medical practitioner assistance programs strengthen our relationships with our existing or potential customer base.

Medical Distributors

        Within our gel-based orthopedic and prosthetic product lines, we distribute through approximately 70 distributors and dealers including national distribution companies, regional distributors and catalog companies. National distributors typically focus on several medical specialties and have broad distribution throughout the United States either through direct marketing via catalogs or through a direct sales force. Regional distribution companies typically focus on specific medical specialties within defined geographic regions and may sometimes inventory product on behalf of manufacturers.

Skincare

        For our skincare product lines, our account representatives interact directly with specialty retailers, cosmetics companies, health clubs and spas, and catalog companies. We will sometimes ship product to customers in bulk for their own packaging pursuant to private label programs. In other cases, we will package the product ourselves and sell under our own proprietary brands.

Manufacturing and Sourcing

Manufacturing

        We manufacture a large portion of our custom orthotics, including custom sandals and Ankle-Foot Orthoses, in our fabrication facility in Deer Park, New York with the remainder produced in facilities in Anaheim, California, Montreal, Canada and Stoke-on-Trent, England. In our manufacturing process, medical practitioners will send plaster casts, foam impressions, or digital images of the patient's foot. Our advanced manufacturing operation allows plaster models to be digitized, creating an electronic three- dimensional image of the patient's foot. These images are then transmitted to milling machines that transform the digital image into a cast, and the orthotic is molded over the cast. The increased usage of computer-aided design/computer-aided manufacturing processes has increased the efficiency of our fabricating operation and decreased the turnaround time for orders.

        We manufacture mineral oil-based gel and then utilize that gel in our Niagara Falls, New York facility to manufacture gel-based orthopedic, including orthotic and prosthetic, and skincare products. This manufacturing process includes the molding of the gels into specific shapes and sometimes the application of gels to textiles. Our Niagara Falls facility has obtained ISO 9001 certification, which permits the marketing of our products in certain foreign markets.

Sourcing

        We source our products from a variety of suppliers. We purchase our therapeutic shoes from shoe manufacturers such as Apex and New Balance, each of which either manufacture shoes themselves or outsource the product manufacturing. Our prefabricated rehabilitation soft goods products such as walkers, resting splints and ankle braces are sourced from contract manufacturers, some of whom are located in China.

        Although there are suppliers that supply products or materials that are material to our business, none of them supply us with products or materials that we believe could not otherwise be readily purchased or substituted for from other sources without significant additional expense to us.

        We did not renew our supply agreement with Poly-Gel, the principal supplier of mineral oil based gels used in our gel-based products, and have recently begun to manufacture such gels on our own. Our failure to produce sufficient quantities of high quality gels could hurt our reputation and cause customers to cancel orders for our gel-based products, until a new source of gel supply is identified.

Competition

        The markets for our products are highly competitive, and we compete with a variety of companies ranging from small businesses to large corporations. We believe the markets for foot orthotics and off-the-shelf footcare products are highly fragmented and regional (and in many instances local) in nature. Although a few licensed medical practitioners produce foot orthotics in-house, the custom orthotic market is serviced primarily by third-party laboratories. Competitors sell nationally in the United States under such brands as Bergmann Orthotic Laboratory, Foot Levelers, Footmaxx Holdings, KLM Orthotic Laboratories, Allied OSI Labs, ProLab Orthotics and PAL Health Systems. Included in the markets for off-the-shelf footcare products are participants such as Dr. Scholls, Implus, Spenco and ProFoot. The market for soft tissue products such as PPT includes brand name products such as Spenco®, Sorbothane® and Poron®.

        The broadly defined skincare market's products include lotions, creams, water-based gels, oil-based gels, ointments and other types of products that transmit moisture, vitamins, minerals, and comfort agents to the skin. The market for high end skincare products is dominated by a number of large multinational companies that sell under brands such as Shiseido, LVMH Moet Hennessy Louis Vuitton, Clarins and Revlon. In addition, a number of specialty retailers and catalog companies that focus on the skincare market, such as The Body Shop and L'Occitaine, are vertically integrated and manufacture their own products.

        In each of our target markets, the principal competitive factors are product design, innovation and performance, efficiencies of scale, quality of engineering, brand recognition, reputation in the industry, production capability and capacity, and price and customer relations.

Patents and Trademarks

        We hold a variety of patents, trademarks and copyrights in several countries, including the United States. We hold approximately 35 patents and patent applications in the U.S. and certain foreign jurisdictions and a number of trademarks for technologies and brands related to our product offerings. In addition we have (i) a non exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated, dated as of November 30, 2001, as amended (the "AEI License"), to manufacture and sell certain products using mineral oil based gels which are manufactured using certain patents; the license terminates upon the expiration of the patents, which expire between November 16, 2010 and December 3, 2017, and (ii) a license with Gerald Zook effective as of January 1, 1997, to manufacture and sell certain products using mineral oil based gels under certain patents and know how in exchange for sales based royalty payments; the license is exclusive as to certain products and non-exclusive as to other products, and terminates upon expiration of the underlying patents, which expire between June 27, 2006 and March 12, 2013. We also have exclusive licenses to three types of orthotic devices which are patented in the United States and several foreign countries. Other than the AEI License and the Zook License, we believe that none of our active patents or licenses is essential to the successful operation of our business as a whole, although the loss of any patent protection that we have could allow competitors to utilize techniques developed by us or our licensors. We believe our trademarks and trade names, including Langer, Sporthotics, PPT, Silipos, Explorer Gel Liner, Siloliner, and Silopad, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse effect on our business. For the years ended December 31, 2004, 2003 and 2002, revenues generated by the products incorporating in the technology licensed under the AEI License accounted for approximately 42.6%, 43.4% and 45.3%, respectively, of our revenues on a pro forma basis after giving effect to our acquisition of Silipos as if it had occurred at the beginning of the earliest period.

Employees

        As of March 1, 2005, we have 328 employees, of which 135 were located in Deer Park, New York, 81 were located in Niagara Falls, New York, 27 were located in Anaheim, California, 34 were located in Montreal, Canada, 37 were located in Stoke-on-Trent, England, 10 were located in New York, New York and 4 are outside salesmen. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Government Regulation

Medical Device Regulation

        United States.    Our products and operations are subject to regulation by the FDA, FTC, state authorities and comparable authorities in foreign jurisdictions. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets. Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III (described below)—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our Silipos branded products are generally Class I devices, with the exception of certain gel sheeting and prosthetic devices which are Class II devices. The FTC regulates product advertising to help ensure that claims are truthful and non-misleading.

        Class I devices are subject to the lowest degree of regulatory scrutiny because they are considered low risk devices. FDA requires Class I devices to comply with its General Controls, which include compliance with the applicable portions of the FDA's Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Most Class I devices are not required to submit 510(k) premarket notifications, but all are subject to FDA's general misbranding and adulteration prohibitions.

        Class II devices are subject to the General Controls as well as certain Special Controls such as performance standards, post-market surveillance, and patient registries to assure the device's safety and effectiveness. Class II devices also typically require the submission and clearance of a 510(k) premarket notification prior to marketing. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. When a 510(k) premarket notification is required, the manufacturer must submit information to the FDA demonstrating that the device is "substantially equivalent" to a "predicate device" which is either a device that was legally marketed prior to May 28, 1976 (the date upon which the Medical Device Amendments of 1976 were enacted) or another commercially available, similar device that was subsequently cleared through the 510(k) process.

        If the FDA agrees that the device is substantially equivalent, it will grant a clearance order to allow the commercial marketing of the device in the U.S. By statute, the FDA is required to clear a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes longer. If the FDA determines that the device, or its intended use, is not "substantially equivalent" to a previously-cleared device or use, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous premarketing requirements which may include the submission of a premarket approval application or the submission of a reclassification petition seeking de novo review of the device and placement into Class I or Class II. There can be no assurance that we will receive 510(k) clearances within 90 days of submission or that we will be successful in obtaining future 510(k) clearances for any of our products, which could have a materially adverse effect on us.

        Class III devices are subject to the highest level of regulatory scrutiny and typically include life support and life sustaining devices and implants as well as devices with a new intended use or technological characteristics that are not substantially equivalent to a use or technology currently being legally marketed. A premarket approval application, or "PMA" must be submitted and approved by FDA before marketing in the U.S.

        The FDA will grant a PMA approval if it finds that the safety and effectiveness of the product have been sufficiently demonstrated and that the product complies with all applicable regulations and standards. The FDA may require further clinical evaluation of the product, terminate the clinical trials, grant premarket approval but restrict the number of devices distributed, or require additional patient follow-up for an indefinite period of time. There can be no assurance that we will be successful in obtaining a PMA for any Class III products, which is necessary before marketing a Class III product in the U.S. Delays in obtaining marketing approvals and clearances in the U.S. could have a material adverse effect on us. Unless an exemption applies, PMA submissions also are subject to user fees.

        The FDA, by statute and by regulation, has 180-days to review a PMA that has been accepted for filing, although the review of an application more often occurs over a significantly longer period of time, and can take several years. In approving a PMA application or clearing a 510(k) application, the FDA may also require some form of post-market surveillance when the agency determines it to be necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Medical devices can be marketed only for the indications for which they are cleared or approved. Modifications to a previously cleared or approved device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, design or manufacture require the submission of a new 510(k) premarket notification, a premarket approval supplement or a new premarket approval application. We have modified various aspects of our devices in the past and determined that new approvals, clearances or supplements were not required or we filed a new 510(k) or a PMA supplement. Nonetheless, the FDA may disagree with our conclusion that clearances or approvals were not required for particular products and may require approval or clearances for such past or any future modifications or to obtain new indications for our existing products. Such submissions may require the submission of additional clinical or preclinical data and may be time consuming and costly, and may not ultimately be cleared or approved by the FDA.

        Our manufacturing processes are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of our products. The QSR also, among other things, requires maintenance of a device master record, device history record, and complaint files. Our domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA to assure compliance with the FFDCA and the regulations thereunder. Based on internal audits of our domestic facilities, we believe that our facilities are in substantial compliance with the applicable QSR regulations. We also are required to report to the FDA if our products cause or contribute to a death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur. Although medical device reports have been submitted in the past 5 years, none have resulted in a recall of our products or other regulatory action by the FDA. The FDA and authorities in other countries can require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can also withdraw or limit our product approvals or clearances in the event of serious, unanticipated health or safety concerns. We may also be required to submit reports to FDA of corrections and removals. Separately, we may on our own choose to conduct a voluntary market withdrawal in situations that do not require a recall, correction or removal. FDA could disagree with this characterization and require the reporting of a correction or removal.

        The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed. If any of these events were to occur, it could materially adversely affect us.

        Legal restrictions on the export from the United States of any medical device that is legally distributed in the United States are limited. However, there are restrictions under U.S. law on the export from the United States of medical devices that cannot be legally distributed in the United States. If a Class I or Class II device does not have 510(k) clearance, and the manufacturer reasonably believes that the device could obtain 510(k) clearance in the United States, then the device can be exported to a foreign country for commercial marketing without the submission of any type of export request or prior FDA approval, if it satisfies certain limited criteria relating primarily to specifications of the foreign purchaser and compliance with the laws of the country to which it is being exported (Importing Country Criteria). We believe that all of our current products which are exported to foreign countries currently comply with these restrictions.

        International.    In many of the foreign countries in which we market our products, we are subject to similar regulatory requirements concerning the marketing of new medical devices. The regulations affect, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The regulation of our products in Europe falls primarily within the European Economic Area, which consists of the fifteen member states of the European Union as well as Iceland, Lichtenstein and Norway. The legislative bodies of the European Union have adopted three directives in order to harmonize national provisions regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices: the Council Directives 90/385/EEC (Actives Implantables Directive); 93/42/EEC (Medical Device Directive); and 98/79/EC (In-Vitro-Diagnostics Directive). The member states of the European Economic Area have implemented the directives into their respective national law. Medical devices that comply with the essential requirements of the national provisions and the directives will be entitled to bear a CE marking. Unless an exemption applies, only medical devices which bear a CE marking may be marketed within the European Economic Area. There can be no assurance that we will be successful in obtaining CE marks for our products in a timely manner, if at all, which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

        The European Standardization Committees have adopted numerous harmonized standards for specific types of medical devices. Compliance with relevant standards establishes the presumption of conformity with the essential requirements for a CE marking and we are subject to conformity audits at any time.

        Post market surveillance of medical devices in the European Economic Area is generally conducted on a country-by-country basis. The requirement within the member states of the European Economic Area vary. Due to the movement towards harmonization of standards in the European Union and the expansion of the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted.

        In Canada, the Medical Devices Regulations of the Medical Device Bureau, Therapeutic Products Directorate of Health Canada ("TPD"), set out the requirements governing the sale, importation and advertisement of medical devices. The regulations are intended to ensure that medical devices distributed in Canada are both safe and effective. The Canadian medical device classification system is broadly similar to the classification systems in place in the European Union and the United States and is based on a Class I to Class IV risk-based classification system, with Class I being the lowest risk and Class IV being the highest. The TPD has provided a comprehensive set of rules determining the classification of a device, and, ultimately, the responsibility of classification lies with the manufacturer or importer. The TPD has provided a database of common devices and their risk classifications for reference. Devices that are Class II, III and IV are required to have a device license. Class I devices are not so required. Device licenses must be obtained from the TPD before the sale of the device, effectively creating a premarket approval regime for these categories. Many non-invasive are classified as Class I devices requiring only an establishment license, while manufacturers of Class II, III and IV devices do not. Effective January 1, 2003, new Canadian regulatory quality systems requirements for medical devices took effect applying established quality standards to all Canadian and foreign manufacturers holding Class II, III and IV medical device licenses, and all Canadian and foreign manufacturing applying for Class II, III and IV medical licenses. These quality system regulations require Class II medical devices to be manufactured under CAN/CSA ISO 13488-1998, and Class III and IV medical devices to be designed and manufactured under CAN/CSA ISO 13485-1998. There are no regulatory quality system requirements for Class I medical devices.

Skincare Product Regulation

        Our Skincare products are subject to regulation by the FDA, FTC, and various other federal, state, and foreign governmental authorities. Depending upon product claims and formulation, skincare products may be regulated as cosmetics or drugs. Our skincare products are primarily regulated as cosmetics, with the exception of the scar management gel sheeting which are medical devices because of their mode of use.

        There are fewer regulatory requirements for cosmetic products than for drugs or medical devices. Cosmetics marketed in the United States must comply with the FFDCA, the Fair Packaging and Labeling Act, and the FDA's implementing regulations. Cosmetics must also comply with FDA's ingredient, quality, and labeling requirements and the FTC's requirements pertaining to truthful and non-misleading advertising. FDA or FTC could disagree with our characterization of our skincare products or product claims. This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the products' claims or the safety and effectiveness of our products, or more punitive action, all of which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Federal Privacy and Transaction Law and Regulations

        Other federal legislation requires major changes in the transmission and retention of health information by us. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. Sanctions for failure to comply with HIPAA include civil penalties of $100 per violation (up to $25,000 per year) and criminal penalties of up to $250,000 and 10 years in jail. The United States Department of Health and Human Services, or HHS, has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information.

Third-Party Reimbursement

        Some of our products are prescribed by physicians or other health care service providers and are eligible for third-party reimbursement. An important consideration for our business is whether third-party payment amounts will be adequate, since this is a factor in our customers' selection of our products. We believe that third-party payers will continue to focus on measures to contain or reduce their costs through managed care and other efforts. Medicare policies are important to our business because third-party payers often model their policies after the Medicare program's coverage and reimbursement policies.

        Healthcare reform legislation in the Medicare area has focused on containing healthcare spending. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Modernization Act, was enacted, which provides for revisions to payment methodologies and other standards for items of durable medical equipment and orthotic devices under the Medicare program. First, beginning in 2004 through 2008, the payment amounts for orthotic devices (2004 through 2006) and durable medical equipment (2004 through 2008) will no longer be increased on an annual basis. Second, beginning in 2007, a competitive bidding program will be phased in to replace the existing fee schedule payment methodology. Off-the-shelf orthotic devices and other non-Class III devices are subject to the program. The competitive bidding program will begin in ten high population metropolitan statistical areas and in 2009 will be expanded to 80 metropolitan statistical areas (and additional areas thereafter). Payments in regions not subject to competitive bidding may also be adjusted using payment information from regions subject to competitive bidding. Third, supplier quality standards are to be established which will be applied by independent accreditation organizations. Fourth, clinical conditions for payment will be established for certain products.

        In recent years, efforts to control Medicare costs have included the heightened scrutiny of reimbursement codes and payment methodologies. Under Medicare, certain devices used by outpatients are classified using reimbursement codes, which in turn form the basis for each device's Medicare payment levels. Changes to the reimbursement codes describing our products can result in reduced payment levels or the breadth of products for which reimbursement can be sought under recognized codes.

        On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final regulation implementing "inherent reasonableness" authority, which allows the agency and contractors to adjust payment amounts by up to 15% per year for certain items and services when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine a realistic and equitable payment amount. CMS may make a larger adjustment each year if it undertakes prescribed procedures. The regulation remains in effect after the Modernization Act, although the use of inherent reasonableness authority is precluded for devices provided under competitive bidding. We do not know what impact inherent reasonableness and competitive bidding would have on us or the reimbursement of our products.

        Beyond changes in reimbursement codes and payment methodologies, the movement, both domestically and in foreign countries, toward healthcare reform and managed care may continue to result in downward pressure on product pricing.

Fraud and Abuse

        We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and

TRICARE. We believe that our operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be deemed to be in compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

Anti-kickback and Fraud Laws

        Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of "remuneration" has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. HHS has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the Medicare Fraud and Abuse Statute. Although full compliance with these provisions ensures against prosecution under the Medicare Fraud and Abuse Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Medicare Fraud and Abuse Statute will be pursued. The penalties for violating the Medicare Fraud and Abuse Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

        HIPAA created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to HHS and the United States Department of Justice, or DOJ, and provided enhanced resources to support the activities and responsibilities of the OIG and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment.

Physician Self-Referral Laws

        We are also subject to federal and state physician self-referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain "designated health services" if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per service and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

False Claims Laws

        Under separate statutes, submission of claims for payment that are "not provided as claimed" may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,000 and $10,000 for each separate false claim. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals (known as "relators" or, more commonly, as "whistleblowers") may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

Business Segments

        See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report in Item 8, regarding the Company's business segments. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report in Item 8 for information about the geographic areas (i) from which the Company derives revenues, and (ii) in which the Company has long-lived assets (other than financial instruments and deferred tax assets).

Special Note Regarding Forward-looking Statements

        Information contained or incorporated by reference in this Annual Report on Form 10-K, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "intends," "estimates," "projects," "could," "may," "will," "should," or "anticipates" or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Such forward-looking statements include, but are not limited to, those relating to the Company's financial and operating prospects, future opportunities, the Company's acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company's business could be materially adversely affected and the trading price of the Company's common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Certain Factors That May Affect Future Results

        In addition to other information in this Annual Report on the Form 10-K, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition, and the price of our common stock, could be materially adversely affected.

Risks Related to Our Operations

We have a history of net losses and may incur additional losses in the future.

        We have a history of net losses. In order for us to achieve and maintain consistent profitability from our operations, we must continue to achieve product revenue at or above current levels. We may increase our operating expenses as we attempt to expand our product lines and acquire other businesses and products. As a result, we may need to increase our revenues significantly to achieve sustainable profitability. We cannot assure you that we will be able to obtain sustainable profitability. Any such failure could have a material adverse effect on the market price of our common stock and our business, financial condition, and results of operations.

Our business plan relies on certain assumptions for the market for our products which, if incorrect, may adversely affect our profitability.

        We believe that various demographics and industry-specific trends will help drive growth in the orthopedic, orthotic, prosthetic and skincare markets, including:

  •
  an aging population with broad medical coverage, increased disposable income and longer life expectancy;

  •
  a growing emphasis on physical fitness, leisure sports and conditioning, which will continue to lead to increased injuries; and

  •
  increasing awareness and use of non-invasive devices for prevention, treatment and rehabilitation purposes.

        These demographics and trends are uncertain. The projected demand for our products could materially differ from actual demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternative treatments to those offered by our products gain widespread acceptance.

There are significant risks associated with our strategy of acquiring and integrating businesses.

        A key element of our strategy is the acquisition of businesses and assets that will complement our current business, increase size, expand our geographic scope of operations, and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. Additionally, competition for acquisition opportunities in our industry may escalate, thereby increasing the costs to us of completing acquisitions or cause us to refrain from making acquisitions. Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

  •
  loss of key employees, customers or suppliers of acquired businesses;

  •
  diversion of management's time and attention from our core businesses;

  •
  adverse effects on existing business relationships with suppliers and customers;

  •
  our ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition;

  •
  risks associated with entering markets in which we have limited or no experience; and

  •
  assumption of contingent or undisclosed liabilities of acquisition targets.

        In addition, in connection with our recent acquisition of Silipos, we face the risk of incurring potential liabilities of Silipos which may not be covered by the limited indemnification in the Silipos Purchase Agreement.

        The above risks could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

We may face difficulties integrating the operations of Silipos.

        We recently completed the acquisition of Silipos, our largest acquisition to date. Our ability to integrate the operations of Silipos is subject to various risks, including:

  •
  failure to effectively integrate the two companies' sales and marketing teams;

  •
  potential incompatibility of the information technology systems of the companies, which could cause internal reporting problems; and

  •
  loss of key personnel.

        If any of these risks were to materialize in the future, we may not be able to realize the operating efficiencies, synergies, or other benefits expected from this acquisition. Our failure to successfully integrate the operations of Silipos in a timely manner without incurring unexpected costs could have a material adverse effect on the market price of our common stock, business, financial condition, and results of operations.

We may not be able to adequately manage our growth.

        We have expanded, and are seeking to continue to expand, our business. This growth has placed significant demands on our management, administrative, operating and financial resources. The continued growth of our customer base, the types of products offered and the geographic markets served can be expected to continue to place a significant strain on our resources. Personnel qualified in the production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support growth are difficult to implement. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel. In addition, although we have recently implemented a new information technology platform, we cannot assure you that the new system will be effective in accommodating our growing accounting, financial and information needs. Any failure to adequately manage our growth could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

A write-off of intangible assets would adversely affect our results of operations.

        Our total assets include substantial intangible assets, including goodwill acquired in connection with the acquisitions of Benefoot, Bi-Op and Silipos representing the excess of cost over the fair value of the identifiable assets acquired. We expect to incur additional goodwill in connection with other acquisitions we make in the future. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the goodwill or other intangible assets may no longer be recoverable, in which case a charge to earnings would become necessary. Any determination requiring the write-off a significant portion of unamortized intangible assets would have a material adverse effect on the market price of our common stock, and our business, financial condition and our results of operations.

Our business is highly competitive. If we fail to compete successfully, our sales and operating results may be negatively affected and we may not achieve future growth.

        The orthopedic, orthotic, prosthetic and skincare markets are highly competitive. Certain of our competitors in these markets may have more resources and experience as well as more recognizable trademarks for products similar to those sold by us. In addition, the market for orthopedic devices and related products is characterized by new product development and corresponding obsolescence of existing products. Our competitors may develop new techniques, therapeutic procedures or alternative products that are more effective than our current technology or products or that render our technology or products obsolete or uncompetitive, which could cause a decrease in orders for our custom orthotic products. Such decreases would have a material adverse effect on the market price of our common stock, and our business, financial condition and results of operations.

        We may not be able to develop successful new products or enhance existing products, obtain regulatory clearances and approval of such products, market such products in a commercially viable manner or gain market acceptance for such products. Failure to develop, license or market new products and product enhancements could materially and adversely affect our competitive position, which could cause a significant decline in our sales and profitability.

        We expect that the level of competition faced by us may increase in the future. Some competitors have substantially greater financial, marketing, research and technical resources than us. There can be no assurance that we will be able to continue to compete successfully in the orthopedic, orthotic, prosthetic and skincare markets. Any such failure could have a material adverse effect on the market price of our common stock and our business, financial condition, and results of operations.

We may not be able to raise adequate financing to fund our operations and growth prospects.

        Our acquisition and product expansion programs, debt servicing requirements, and existing operations may require substantial capital resources. Currently, we do not have a working capital facility or revolving line of credit with a financial institution for additional borrowings. Accordingly, we cannot assure you that we will be able to generate sufficient operating cash flow or obtain sufficient additional financing to meet these requirements. If we do not have adequate resources and cannot obtain additional capital on terms acceptable to us or at all, we may be required to reduce operating costs by altering and delaying our business plan or otherwise radically altering our business practices. Failure to meet our future capital requirements could have a material adverse effect on the market price of our common stock and our business, financial condition, and results of operations.

We may be adversely affected by legal actions or proceedings that could be commenced against us in the future.

        Currently, neither we nor any of our subsidiaries are a party to any legal action or proceeding which we believe would have a material adverse effect on the market price of our common stock and our business, financial condition or results of operations.

        However, in the normal course of business, we may be subject to claims and litigations in the areas of general liability. We may also be subject to claims, litigations or other liabilities as a result of acquisitions we have completed. The results of legal proceedings are difficult to predict and we cannot provide you with any assurance that an action or proceeding will not be commenced against us, or that we will prevail in any such action or proceeding.

        In addition, in connection with our acquisition of Silipos, we could become subject to certain claims or actions brought by Poly-Gel, L.L.C. ("Poly-Gel"), Silipos' former supplier of mineral oil based gels, although no such claims have been brought to date. These claims may arise, for example, out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulations) of Poly-Gel, as well as any other alleged violations of the supply agreement (the "Potential Poly-Gel Claims"). For any of these potential claims, SSL has agreed to indemnify us for losses up to $2.0 million, after which we would be liable for any such claims. Furthermore, we have assumed responsibility for the first $150,000 of any other liability in connection with our acquisition of Silipos, and SSL's maximum liability for total indemnification related to our acquisition of Silipos is between $5,000,000 and $7,000,000. Thus, if the total amount of all claims arising from the acquisition exceed this maximum, whether or not related to Poly-Gel, we would be liable for amounts in excess of the maximum. For claims arising out of conduct that occurs after the closing of the Silipos transaction on September 30, 2004, we have agreed to indemnify SSL against losses. We would expect to vigorously defend against any claims brought by Poly-Gel or any other third party. However, if such claims were brought, we may not ultimately prevail.

        In addition to any indemnification obligations discussed above, our aggregate liability under the Silipos purchase agreement can be as high as $4.5 million under circumstances described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations."

        An unfavorable resolution of any legal action or proceeding could materially adversely affect the market price of our common stock and our business, results of operations, liquidity or financial condition.

Our existing purchasing arrangements may be adversely affected if we are unable to maintain good relations with our suppliers.

        Our ability to sustain our gross margins has been and will continue to be dependent, in part, on our ability to maintain satisfactory terms with the third-party manufacturers of certain raw materials. These terms may be adversely impacted by changes in our suppliers' strategies or changes in our relationship with our suppliers. We cannot assure you that we will continue to maintain satisfactory terms with our suppliers. Our inability to maintain such terms, the loss of any of our key suppliers, or any other interruption or delay in the supply of our required materials or our inability to obtain these materials at acceptable prices or within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

We may not be successful in manufacturing the raw material mineral oil based gels we use in our gel-based products.

        We did not renew Silipos' supply agreement with Poly-Gel, which was the supplier of mineral oil based gels used in our gel-based products, based on our evaluation of the risks of relying on a single exclusive supplier and our belief that we could produce a satisfactory mineral oil based gel of our own at similar or at lower cost. We have only recently begun to manufacture such gels on our own and we do not have prior experience in manufacturing gel on a commercial basis. We may not be able to produce the gels in a consistent quality or in sufficient quantities to meet the requirement of our gel-based products. Our failure to produce sufficient quantities of high quality gels could hurt our reputation and cause customers to cancel orders for our gel-based products or could prevent us from continuing production of our gel-based products. On a pro forma basis, after giving effect to the acquisition of Silipos, gel-based products accounted for approximately 44% of our revenues in each of the years ended December 31, 2003 and 2004. A large portion of Silipos' products utilize gels previously obtained from Poly-Gel. If we are unsuccessful in manufacturing the gels ourselves and we are unable to procure such gels from other suppliers on favorable terms or at all, our business, financial condition and results of operations and the market price of our common stock would be materially adversely affected.

We rely heavily on our relationships with healthcare practitioners, agents and distributors for marketing our products, and our failure to maintain these relationships could adversely affect our business.

        The sales of our products depend significantly on the prescription or recommendation of such products by podiatrists, orthopedists, orthopedic surgeons, dermatologists, cosmetic and plastic surgeons, occupational and physical rehabilitation professionals, prosthetists, orthotists and other healthcare professionals. Failure of our products to retain the support of these surgeons and other specialists, or the failure of our products to secure and retain similar support from leading surgeons and other specialists, could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operation.

        Our marketing success also depends largely upon arrangements with agents and distributors. Our success depends upon our agents' and distributors' sales and service expertise and their relationships with the customers in the marketplace. Our failure to maintain relationships with our agents and distributors for marketing our products could have an adverse effect on the market price of our common stock and our business, financial condition and results of operations.

If our medical specialist consultants and practitioners do not continue their relationships with us, we may be unable to develop, design and test new medical devices, enhance our existing medical devices or educate the public about our products and services.

        We have relationships with medical specialists who provide professional consultative services to us in their areas of specialization. The consultants test and evaluate our products, speak for us at symposiums and professional meetings, disseminate information and generally participate in the development of our products and services. We also rely on practitioners in various parts of the country to act as field evaluators of our products. If these arrangements terminate, our ability to develop, design and test new medical devices or enhancements to our existing medical devices, and our ability to operate successfully, could be materially and adversely affected. We cannot assure you that we will be successful in maintaining or renewing our relationships with these medical specialists and practitioners.

The nature of our business could subject us to potential product liability and other claims.

        The sale of orthotic and prosthetic products and other biomechanical devices as well as skincare products entails the potential risk of physical injury to patients and other end users and an inherent risk of product liability, lawsuits and product recalls. We currently maintain product liability insurance with coverage limits of $10 million per occurrence and an annual aggregate maximum of $10 million subject to a deductible of $25,000. However, we cannot assure you that this coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, will be obtainable at a reasonable cost. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur, and we will continue to be exposed to the risk that our claims may be excluded and that our insurers may become insolvent. A product liability claim or series of claims brought against us for uninsured liabilities or liabilities in excess of our insurance coverage could have a material adverse effect on the market price of our common stock, business, financial condition and results of operations. In addition, as a result of a product liability claim, our reputation could be harmed and we may have to recall some of our products, which could result in significant costs to us and have a material adverse effect the market price of our common stock and our business, financial condition and results of operations.

Health care regulations or health care reform initiatives could materially adversely affect the market price of our common stock and our business, financial condition and results of operations.

        We are subject to governmental regulation and supervision in the United States—at the federal and state levels—and abroad. These regulations include FDA regulations and those regarding Medicare, Medicaid and physician self-referrals. These regulations are far-reaching, and we may be required to alter one or more of our practices to be in compliance with these laws. For example, we may be required to obtain regulatory approvals and otherwise comply with regulations regarding safety, quality and efficacy standards. If we fail to obtain such approvals and otherwise comply with applicable regulatory requirements that, could result in government authorities taking punitive actions against us, including, among other things, imposing fines and penalties on us or preventing us from manufacturing or selling our products. Health care fraud and abuse regulations are complex, and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. Any violations of these laws could result in a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. We cannot assure you that these laws and regulations will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with providers of orthotic and biomechanical products.

Changes in government and other third-party payor reimbursement levels could adversely affect our revenues and profitability.

        Our products are sold by us through our network of national, regional, independent and international distributors, hospitals, doctors and other healthcare providers, many of whom are reimbursed for the healthcare services provided to their patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Many of these programs set maximum reimbursement levels for certain of the products sold by us in the United States. We may be unable to sell our products through our distribution channels on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement, or if our costs of production increase faster than increases in reimbursement levels. The percentage of our sales dependent on Medicare or other insurance programs may increase as the portion of the United States population over age 65 continues to grow, making us more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payor reimbursement levels because of indexing of Medicare fee schedules by certain third-party payors. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and private insurers seek to contain healthcare costs by imposing lower reimbursement rates and negotiating reduced contract rates with service providers.

        Outside the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for new devices and procedures. The ability of hospitals supported by such systems to purchase our products is dependent, in part, upon public budgetary constraints. Canada and some European countries, for example, have tightened reimbursement rates. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline, which could adversely affect our net sales and could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Our business is subject to substantial government regulation relating to medical products that could have a material adverse effect on our business.

        Government regulation in the United States and other countries is a significant factor affecting the research, development, formulation, manufacture and marketing of our products. In the United States, the FDA has broad authority to regulate the design, manufacture, formulation, marketing and sale of medical devices, skincare, and other medical products, and the Federal Trade Commission ("FTC") has broad authority over product advertising. Overseas, these activities are subject to foreign governmental regulation, which is in many respects similar to regulation in the United States but which vary from country to country. United States and foreign regulation continues to evolve, which could result in additional burdens on our operations. If we fail to comply with applicable regulations we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. Additionally, the cost of maintaining personnel and systems necessary to comply with applicable regulations is substantial and increasing.

        Some of our products may require or will require regulatory approval prior to being marketed. The process of obtaining these approvals can be lengthy and expensive. We may not be able to obtain or maintain necessary approvals for testing or marketing our products. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed or other restrictions or requirements that reduce the value to us of the products. Regulatory authorities may also withdraw product approvals if we fail to comply with regulatory standards or if any problems related to our products develop following initial marketing. We are also subject to strict regulation with respect to our manufacturing operations. This regulation includes testing, control and documentation requirements, and compliance with current good manufacturing practices is monitored through inspections by regulatory authorities.

        Our profitability depends, in part, upon our and our distributors' ability to obtain and maintain all necessary certificates, permits, approvals and clearances from United States and foreign regulatory authorities and to operate in compliance with applicable regulations. Delays in the receipt of, or failure to receive necessary approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Modifications to our marketed devices may require FDA regulatory clearances or approvals and may require us to cease marketing or recall the modified devices until such clearances or approvals are obtained.

        When required, the products we market in the United States have been subjected to Pre-market Notification requirements under Section 510(k) of the Federal Food Drug & Cosmetics Act or were exempt from the 510(k) Pre-market Notification process. We have modified some of our products and product labeling since obtaining 510(k) clearance. If the FDA requires us to submit a new 510(k) Pre-market Notification for modifications to our existing products, we may be the subject of enforcement actions by the FDA and be required to stop marketing the products while the FDA reviews the 510(k) Pre-market Notification. If the FDA requires us to go through a lengthier, more rigorous examination than we expect, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or otherwise adversely impact our growth. In addition, the FDA may determine that future products will be subject to the more costly, lengthy and uncertain Pre-market Approval, or PMA, process. Products that are approved through the PMA process generally need FDA approval before they may be modified.

Our products may be subject to product recalls even after receiving clearance or approval, which would harm our reputation and our business.

        The FDA and foreign regulatory authorities have the authority to request and, in some cases, require the recall of products in the event of material deficiencies, design defects or manufacturing defects. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design defects, or any other incidents related to our medical devices, including, but not limited to, adverse event recalls, cease and desist communications and any other product liability issues related to our medical devices. Any product recall would divert managerial and financial resources and harm our reputation with customers and our business.

If we fail to comply with the FDA's Quality System Regulation, our manufacturing could be delayed, and our product sales and profitability could suffer.

        Our manufacturing processes are required to comply with the FDA's Quality System Regulation, which covers the procedures concerning (and documentation of) the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our devices. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Moreover, failure to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays. Failure to take adequate corrective action could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we have in all instances fully complied with all applicable requirements. Any failure to comply with applicable requirements could adversely affect our product sales and profitability.

Loss of the services of key management personnel could adversely affect our business.

        Our operations are dependent upon the skill, experience and performance of a relatively small group of key management and technical personnel, including our Chairman and our President and Chief Executive Officer. The unexpected loss of the services of one or more of key management and technical personnel could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Our business, operating results and financial condition could be adversely affected if we become involved in litigation regarding our patents or other intellectual property rights.

        The orthopedic, orthotic, prosthetics and skincare product industries have experienced extensive litigation regarding patents and other intellectual property rights, and companies in this industry have used intellectual property litigation in an attempt to gain a competitive advantage. Our products may become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, or USPTO, or the foreign equivalents thereto to determine the priority of inventions, by competitors or other companies. The defense and prosecution of intellectual property suits, USPTO interference proceedings or the foreign equivalents thereto and related legal and administrative proceedings are both costly and time consuming. An adverse determination in litigation or interference proceedings to which we may become a party could:

  •
  subject us to significant liabilities to third parties;

  •
  require disputed rights to be licensed from a third-party for royalties that may be substantial; or

  •
  require us to cease using such technology; or

  •
  result in the invalidation or loss of our patent rights;

        Any one of these outcomes could have a material adverse effect on the market price of our common stock and our business, financial condition, and results of operations. Furthermore, we may not be able to obtain necessary licenses on satisfactory terms, if at all. Even if we are able to enter into licensing arrangements, costs associated with these transactions may be substantial and could include the long-term payment of royalties. Accordingly, adverse determinations in a judicial or administrative proceeding or our failure to obtain necessary licenses could prevent us from manufacturing and selling our products, or from using certain processes to make our products which would have a material adverse effect on the market price of our common stock and our business, operating results and financial condition. Moreover, even if we are successful in such litigation, the expense of defending such claims could be material.

        In addition, we may in the future need to litigate to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Such enforcement of our intellectual property rights could involve counterclaims against us. Any future litigation or interference proceedings may result in substantial expense to us and significant diversion of effort by our technical and management personnel.

        Intellectual property litigation relating to our products could also cause our customers or potential customers to defer or limit their purchases of our products, or cause healthcare professionals, agents and distributors to cease or lessen their support and marketing of our products.

        In addition, in connection with our acquisition of Silipos, we may be subject to the Potential Poly-Gel Claims discussed under "Certain Factors That May Affect Future Results—We may be adversely affected by legal actions or proceedings that could be commenced against us in the future," including intellectual property claims, brought by Poly-Gel. For any of these potential claims, SSL International plc, the seller of Silipos, has generally agreed to indemnify us for losses up to $2.0 million, after which we would be liable for any such claims. For claims arising out of conduct that occurs after the closing of the Silipos transaction on September 30, 2004, we have agreed to indemnify SSL against losses. We would expect to vigorously defend against any claims brought by Poly-Gel. However, if such claims were brought, we may not ultimately prevail.

We may not be able to maintain the confidentiality, or assure the protection, of our proprietary technology.

        We hold a variety of patents, trademarks and copyrights in several countries, including the United States, that we are dependent on, including approximately 35 patents and patent applications in the U.S. and certain foreign jurisdictions and a number of trademarks for technologies and brands related to our product offerings. The ownership of a patent or an interest in a patent does not always provide significant protection, and the patents and patent applications in which we have an interest may be challenged as to their validity or enforceability. Others may independently develop similar technologies or design around the patented aspects of our technology. Challenges may result in potentially significant harm to our business. We are also dependent upon a variety of methods and technologies that we regard as proprietary trade secrets. In addition, we have (i) a non exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated (the "AEI License") dated as of November 30, 2001, as amended, to manufacture and sell certain products using mineral oil based gels under certain patents, during the life of such patents, and (ii) a license with Gerald Zook (the "Zook License"), effective as of January 1, 1997, to manufacture and sell certain products using mineral oil based gels under certain patents and know how, during the life of such patents, in exchange for sales based royalty payments, that is exclusive as to certain products but is non exclusive as to others. We also have exclusive licenses to three types of orthotic devices which are patented in the United States and several foreign countries. We believe our trademarks and trade names, including Langer™, Sporthotics™, PPT™, Silipos™, Explorer Gel Liner™, Siloliner™, and Silopad™, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse affect on our business. For the years ended December 31, 2004, 2003 and 2002, revenues generated by the products incorporating the technology licensed under the AEI License accounted for approximately 42.6%, 43.4% and 45.3% of our revenues, on a pro forma basis after giving effect to our acquisition of Silipos as if it had occurred at the beginning of the earliest period.

        We rely on a combination of trade secret, copyright, patent, trademark, unfair competition and other intellectual property laws as well as contractual agreements to protect our rights to such intellectual property. Due to the difficulty of monitoring unauthorized use of and access to intellectual property, however, such measures may not provide adequate protection. There can be no assurance that courts will always uphold our intellectual property rights, or enforce the contractual arrangements that we have entered into to protect our proprietary technology and trade secrets.

        Further, although we seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part, with confidentiality agreements with certain of our employees and consultants, we cannot assure you that:

  •
  these confidentiality agreements will not be breached;

  •
  we will have adequate remedies for any breach;

  •
  we will not be required to disclose such information to the FDA or other governmental agency in order for us to have the right to market a product; or

  •
  trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.

        Any finding of unenforceability, invalidity, non-infringement, or misappropriation of our intellectual property could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. In addition, if we bring or become subject to litigation to defend against claimed infringement of our rights or of the rights of others or to determine the scope and validity of our intellectual property rights, such litigation could result in substantial costs and diversion of our resources. Unfavorable results in such litigation could also result in the loss or compromise of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from selling our products, which could have a material adverse effect on the market price of our common stock, and our business, financial condition and results of operations.

        In addition, our licenses, including the AEI License and the Zook License, could be terminated under a variety of circumstances including for material breach of the license agreements or in the event of the bankruptcy or insolvency of the licensor. Any such termination could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

A portion of our revenues and expenditures is subject to exchange rate fluctuations that could adversely affect our reported results of operations.

        While a majority of our business is denominated in United States dollars, we maintain operations in foreign countries, primarily the United Kingdom and Canada, that require payments in the local currency and payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the United States dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, the value of the U.S. dollar has fallen over the last year relative to the British pound and the Canadian dollar (which are the principal foreign currencies material to our business) causing an increase in our reported revenues when we convert the higher valued foreign currencies into U.S. dollars. If the value of the U.S. dollar were to increase in relation to those currencies in the future, there could be a negative effect on the value of our sales in those markets when we convert amounts to dollars when we prepare our financial statements. We do not engage in hedging or similar transactions to reduce these risks.

We may be liable for contamination or other harm caused by hazardous materials that we use.

        Our research and development and manufacturing processes involve the use of hazardous materials. We are subject to federal, state and local regulation governing the use, manufacture, handling, storage and disposal of hazardous materials or waste. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials or waste, and we may incur liability as a result of any contamination or injury. In addition, under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites even if such contamination was not caused by us. We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations.

Our quarterly operating results are subject to fluctuations.

        Our revenue and operating results have fluctuated and may continue to fluctuate from quarter to quarter due to seasonal factors and for other reasons. Revenues derived from our sales of orthotic devices has historically been significantly higher in North America in the warmer months of the year, while sales of orthotic devices in the United Kingdom has not historically experienced seasonality. We believe that this seasonality in North America results from the portion of our orthotics sales comprised of custom sandals which tend to be higher in the spring and summer months. Our experience has also been that physical activities in general tend to increase in warmer weather and that many patients of our customers in the healthcare profession tend to defer healthcare purchases until the spring months. Other factors which can result in quarterly variations include the timing and amount of new business generated by us, the timing of new product introductions, our revenue mix, acquisitions, the timing of additional selling and general and administrative expenses to support the anticipated growth and development of new business units and the competitive and fluctuating economic conditions in the orthopedic industry.

        Quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of likely future performance or annual operating results. Reductions in revenues or net income between quarters could result in a decrease in the market price of our common stock.

We may be unable to realize the benefits of our net operating loss ("NOL") carryforwards.

        NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Additionally, future utilization of net operating losses will be limited under existing tax law due to the change in control of Langer in 2001 and may be further limited as a result of pending or future offerings of our common stock.

        The amount of NOL carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (the "IRS"). The IRS could challenge our calculation of the amount of our NOL or any deductions or losses included in such calculation, and provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS were successful with respect to any challenge in respect of the amount of our NOL, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

The recent changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also negatively impact our results of operations.

        The Financial Accounting Standards Board is requiring all public companies to treat the fair value of stock options granted to employees as an expense effective for the first interim reporting period that begins after June 15, 2005. When this change becomes mandatory, we and other companies will be required to record a compensation expense equal to the fair value of each stock option granted. Currently, we are generally not required to record compensation expense in connection with stock option grants. When we are required to expense the fair value of stock option grants, it may reduce the attractiveness to us of granting stock options because of the additional expense associated with these grants, which would negatively impact our reported results of operations. For example, had we been required to expense stock option grants by applying the measurement provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," our recorded net income for the year ended December 31, 2004 of approximately $375,000 would have been reduced by approximately $521,000, to a net loss of approximately $146,000 and our recorded net loss for the year ended December 31, 2003 of approximately $5,000 would have been increased by approximately $147,000, to a net loss of approximately $152,000 and our net loss for the year ended December 31, 2002 of approximately $1,106,000 would have been increased by approximately $58,000 to a net loss of approximately $1,164,000 net of compensation recognized from acceleration of options, net of tax. Nevertheless, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, when we are required to expense stock option grants, our future results of operations will be negatively impacted, as would our willingness to use stock options as an employee recruitment and retention tool.

Risks Related to Our Common Stock

One stockholder has the ability to significantly influence the election of our directors and the outcome of corporate action requiring stockholder approval.

        As of March 28, 2005, Warren B. Kanders, our Chairman of the Board of Directors, in his capacity as sole manager and voting member of Langer Partners, LLC and the sole stockholder of Kanders & Company, Inc., may be deemed to be the beneficial owner of 2,008,523 shares, or approximately 40.9%, of our common stock.

        As of March 28, 2005 our current executive officers and directors, including Mr. Kanders, beneficially own an aggregate of 3,851,953 shares, or approximately 71.6% of our common stock. Consequently, Mr. Kanders, acting alone or together with our other officers and directors, has the ability to significantly influence all matters requiring stockholder approval, including the election of our directors and the outcome of corporate actions requiring stockholder approval, such as a change in control. Mr. Kanders, Andrew H. Meyers, our President, Chief Executive Officer and director, and Gregory R. Nelson, a director, participated in the February 2001 tender offer by which Langer Partners, LLC became the largest stockholder of the Company. Except for Mr. Kanders, our entire Board of Directors was designated by Langer Partners LLC in 2001 following the tender offer.

        Langer Partners, LLC is party to an agreement with Oracle Investment Management, Inc. ("Oracle"), the beneficial owner of some of our outstanding 4% Convertible Subordinated Notes. Pursuant to the agreement, Langer Partners agreed not to, without the prior written consent of Oracle, sell, assign, pledge, or otherwise transfer any shares of our common stock owned by Langer Partners until such time as Oracle sells or otherwise transfers one-third or more of the 4% Convertible Subordinated Notes held by it, or shares of common stock received upon conversion of the notes. Oracle has not converted or transferred any of the 4% Convertible Subordinated Notes to date. Oracle is considered to beneficially own 13.2% of our common stock as of March 1, 2005. Langer Partners further agreed with Oracle to vote all shares of common stock owned by Langer Partners in favor of so many nominees of Oracle to our Board of Directors as is equal, on a percentage basis, to the aggregate percentage of our common stock owned by Oracle on a fully diluted basis. Under this arrangement, we believe Oracle would be currently entitled to designate one Board nominee pursuant to this right. However, Oracle has not to date nominated a director.

The price of our common stock has been and is expected to continue to be volatile, which could affect a stockholder's return on investment.

        There has been significant volatility in the stock market and in particular in the market price and trading volume of securities of orthopedic and other health care companies, which has often been unrelated to the performance of the companies. The market price of our common stock has been subject to significant fluctuations, and we expect it to continue to be subject to such fluctuations for the foreseeable future. We believe the reasons for these fluctuations include, in addition to general market volatility, the relatively thin level of trading in our stock, and the relatively low public float. Therefore, variations in financial results, announcements of material events, technological innovations or new products by us or our competitors, our quarterly operating results, changes in general conditions in the economy or the health care industry, other developments affecting us or our competitors or general price and volume fluctuations in the market are among the many factors that could cause the market price of our common stock to fluctuate substantially.

Shares of our common stock have been thinly traded in the past.

        Although a trading market for our common stock exists, the trading volume has not been significant and there can be no assurance that an active trading market for our common stock will develop or, if developed, be sustained in the future. As a result of the thin trading market or "float"

for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future. Our common stock is currently traded on The Nasdaq Small Cap Market.

If any problems arise in the transition of our common stock listing from The Nasdaq Small Cap Market to The Nasdaq National Market, our stock price may be adversely impacted.

        We are applying to have our common stock approved for quotation on The Nasdaq National Market. Although we do not currently meet the listing standards of The Nasdaq National Market, which requires meeting certain financial thresholds, we believe that the liquidity and equity generated by our proposed offering of common stock will allow us to meet the necessary financial requirements for listing. It is a condition to completion of this public offering that our common stock be approved for listing on The Nasdaq National Market upon closing of the offering. Thus, the transition of our common stock from quotation on The Nasdaq Small Cap Market to The Nasdaq National Market will take place subsequent to the pricing of the offering and simultaneously with its closing. We cannot assure you that any glitches in transferring the listing of our stock from one market to the other or other delays in the transition will not disrupt trading in our common stock, either temporarily or for a longer term. If any problems were to arise in the transition, due to technical or logistical problems or otherwise, our stock price may be adversely impacted.

We may issue a substantial amount of our common stock in the future which could cause dilution to investors and otherwise adversely affect our stock price.

        A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration stockholder's interest may be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock than other investors, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes.

We have a significant amount of convertible indebtedness outstanding and may issue a substantial amount of our common stock in connection with these and other outstanding securities and in connection with future acquisitions and our growth plans; any such issuances of additional shares could adversely affect our stock price.

        On October 31, 2001, we sold $14,589,000 of our 4% Convertible Subordinated Notes due August 31, 2006 in a private placement. The notes are convertible at any time into approximately 2,431,500 shares of our common stock, at a conversion price of $6.00 per share, subject to adjustment in certain circumstances. The conversion of our Convertible Subordinated Notes could result in dilution in the value of the shares of our outstanding stock and the voting power represented thereby. The effect of the conversion of all of our outstanding 4% Convertible Subordinated Notes due August 31, 2006 would be to increase outstanding shares and dilute current shareholders by approximately 36% at

December 31, 2004. In addition, the conversion price of our notes may be lowered under the conversion price adjustment provisions in certain circumstances, including if we issue common stock at a net price per share less than the conversion price then in effect or if we issue rights, warrants or options entitling the recipients to subscribe for or purchase shares of our common stock at a price per share less than the conversion price (after taking into account any consideration we received for such rights, warrants or options). A reduction in the conversion price may result in the issuance of an additional number of shares upon the conversion of our notes. We also have a significant number of stock options and warrants outstanding.

        We anticipate issuing additional shares of our common stock and may also issue additional securities convertible into or exercisable or exchangeable for common stock to finance acquisitions or for other reasons in the future. The number of outstanding shares of our common stock that will be eligible for sale in the future is, therefore, likely to increase substantially. Persons receiving shares of our common stock in connection with these acquisitions or financings may be more likely to sell large quantities of their common stock, which may adversely affect the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than would otherwise be obtained. If our security holders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate and may require us to issue greater amounts of our common stock to finance acquisitions. Additional shares sold to finance acquisitions and conversions, exercises and exchanges of other securities for common stock may also dilute our earnings per share.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage, delay or prevent a takeover attempt.

        We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits publicly-held Delaware corporations to which it applies from engaging in a "business combination" (generally including mergers, consolidations and sales of 10% or more of the corporation's assets) with an "interested stockholder" (generally defined as a person owning 15% or more of the outstanding voting stock of the corporation, subject to certain exceptions) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. This provision could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

        It could also discourage, delay or prevent another company from merging with us or acquiring us, even if our stockholders were to consider such a merger or acquisition to be favorable.

        Additionally, our Board of Directors has the authority to issue up to 250,000 shares of preferred stock, and to determine the price, rights, preferences and restrictions, including voting and conversion rights, of those shares without any further action or vote by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock that may be issued in the future. Such provisions could adversely affect the holders of common stock in a variety of ways, including by potentially discouraging, delaying or preventing a takeover of us and by diluting our earnings per share.

We do not expect to pay dividends in the foreseeable future.

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

ITEM 2.    PROPERTIES

        We are headquartered in Deer Park, New York and operate manufacturing locations in Deer Park, New York, Niagara Falls, New York, Anaheim, California, Montreal, Canada and Stoke-on-Trent, England. The following table sets forth information about our real properties where our manufacturing, warehouse, and office space are located:

Location	Use	2005 Annual Rent		Owned/ Leased	Lease Termination Date		Size (Square Feet)
Deer Park, New York	Corporate headquarters manufacturing and distribution	$335,538		Leased	July 31, 2009	(1)	44,500
Deer Park, New York	Warehouse	$26,100		Leased	March 31, 2007		3,500
Anaheim, California	Manufacturing and distribution	$67,200	(2)	Leased	December 31, 2007		8,000
Stoke-on-Trent, England	Manufacturing and distribution	$66,500	(3)	Leased	July 31, 2009		15,000
Montreal, Canada	Manufacturing and distribution	—		Owned	NA		7,800
Niagara Falls, New York	Manufacturing and distribution	$401,016	(4)	Leased	December 31, 2018		40,000
New York, New York	Sales	$154,611		Leased	December 31, 2007		4,600
Niagara Falls, New York.	Manufacturing	$18,936		Leased	September 30, 2005	(5)	5,250

(1)
In January 2005, the Company exercised its option to extend the lease to July 31, 2009. The rent under the lease increases 4% annually commencing with each August payment.

(2)
Lease commenced January 1, 2005. The annual rent increases to $69,120 and $71,040 in 2006 and 2007, respectively. The table above reflects the 2005 annual rent payments due for this lease.

(3)
Assumes a conversion rate of 1.90 U.S. Dollars to 1.00 British pound sterling.

(4)
Reflects the annual rent due in 2005. The rent increases each year throughout the lease.

(5)
The Company intends to negotiate an extension or renewal of the lease to become effective upon expiration of this lease. If the Company is unable to do so, the Company believes that the Company could find alternative space on a timely basis.

        The Company believes its manufacturing, warehouse and office facilities are suitable and adequate and afford sufficient capacity for our current and reasonably foreseeable future needs. The Company believes it has adequate insurance coverage for its properties and their contents.

ITEM 3.    LEGAL PROCEEDINGS

        Neither we nor any of our subsidiaries is a party to any legal action or proceeding which we believe would have a material adverse effect on our business, financial conditions or results of operations. For a discussion of certain claims that could be asserted against us by Poly-Gel, see "Certain Factors That May Affect Future Results Factors—We may be adversely affected by legal actions or proceedings that would be commenced against us in the future."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock, par value $0.02 per share, is traded on The Nasdaq Small Cap Market under the symbol "GAIT". The following table sets forth the high and low bid prices for the common stock as reported on The Nasdaq Small Cap Market for the specified periods.

        The last reported sale price on March 28, 2005, was $7.45. On such date, there were approximately 242 holders of record of our common stock. This figure excludes all owners whose stock is held beneficially or in "street" name.

Year ended December 31, 2003	High	Low
First Quarter	$3.80	$2.86
Second Quarter	$3.86	$2.55
Third Quarter	$3.73	$3.03
Fourth Quarter	$3.60	$2.71
Year ended December 31, 2004	High	Low
First Quarter	$7.49	$3.48
Second Quarter	$9.20	$5.43
Third Quarter	$7.15	$5.41
Fourth Quarter	$8.15	$5.50

Dividend Policy

        We have not declared any cash dividends in the past, and we do not presently anticipate declaring or paying any cash dividends in the future, on our common stock. We currently anticipate that we will retain all future earnings for use in our business. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions on payment of dividends, if any, legal and regulatory restrictions on payment of dividends, and other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

        Described below is information regarding securities the Company sold in the year ended December 31, 2004, which were not registered under the Securities Act of 1933.

        On November 16, 2004, we issued a warrant to purchase 10,000 shares of our common stock to Wm Smith Securities, Incorporated, as consideration for private placement services rendered to us in connection with the sale of our 7% Senior Subordinated Notes due September 30, 2004. Such warrants have an exercise price of $0.02 per share, subject to adjustment under certain circumstances, and are exercisable commencing the earlier of (i) six months after the refinancing or prepayment of the 7% Senior Subordinated Notes, or (ii) September 30, 2005. These warrants expire September 30, 2009 and will not be exercisable until such time as our stockholders shall have approved the issuance of our common stock underlying these warrants in satisfaction of The Nasdaq Marketplace Rules. Such warrants were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. We have agreed to use our best efforts to file a shelf registration statement for the shares underlying these warrants by December 31, 2005.

        As of November 12, 2004, we issued 16,302 shares of our common stock as consideration for recruitment services, including future services, provided, or to be provided, by DHR International, Inc. The shares of common stock were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

        On November 12, 2004, we granted to: (i) Kanders & Company, Inc., a company controlled by Warren B. Kanders, Chairman of our Board of Directors, options to purchase 240,000 shares of common stock; (ii) W. Gray Hudkins, our Chief Operating Officer, options to purchase 150,000 shares of our common stock and 40,000 shares of restricted stock; and (iii) Steven Goldstein, our Executive Vice President, options to purchase 60,000 shares of common stock (and also options to purchase 40,000 shares of common stock under the 2001 Stock Option Plan, which shares are registered under our Registration Statement on Form S-8 which was filed on December 5, 2003. The options are exercisable at $7.50 per share, vesting in three equal annual installments commencing on the first anniversary of the date of grant. The shares of restricted stock granted to Mr. Hudkins will vest in three equal annual installments commencing on the first anniversary of the grant date. Such non-plan options and restricted stock were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

        On September 30, 2004, as part of the purchase price for the outstanding capital stock of Silipos, we issued to SSL International plc, the seller of Silipos ("Seller"), the following two notes: (i) $7,500,000 principal amount of 5.5% secured promissory note due March 31, 2006 (the "$7.5 Million Note"); and (ii) $3,000,000 principal amount of 5.5% promissory note due December 31, 2009 (the "$3.0 Million Note"). These notes were issued pursuant to an exemption provided by Section 4(2) of the Securities Act, as amended. No underwriter was used in connection with the issuance of these notes.

        On September 30, 2004, we sold 7% Senior Subordinated Notes due September 30, 2007 in the aggregate principal amount of $5,500,000, together with warrants to purchase an aggregate of 110,000 shares of our common stock (the "Warrants") pursuant to a Note and Warrant Purchase Agreement dated September 30, 2004 by and among us and ten accredited investors. The Warrants have an exercise price of $0.02 per share, subject to adjustment under certain circumstances, and are exercisable commencing the earlier of (i) six months after the refinancing or prepayment of the 7% Senior Subordinated Notes, or (ii) September 30, 2005. The Warrants expire September 30, 2009. However, the Warrants will not be exercisable until such time as our stockholders shall have approved the issuance of our common stock underlying the Warrants in satisfaction of The Nasdaq Marketplace Rules. The proceeds were used to pay the cash portion of the purchase price for the outstanding capital stock of Silipos, Inc. The 7% Senior Subordinated Notes and Warrants were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. Under the Note and Warrant Purchase Agreement, we have agreed to use our best efforts to file a shelf registration statement for the shares underlying the Warrants by December 31, 2005.

        On October 1, 2004, the Company issued 780 shares of our common stock as consideration for certain consulting services. The shares of common stock were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7. We derived the consolidated statements of operations data for the year ended February 28, 2001 and for the ten months ended December 31, 2001, and the consolidated balance sheet data as of February 28, 2001, December 31, 2001 and December 31, 2002 from our audited financial statements not included in this

Annual Report. We derived the consolidated statements of operations data for the years ended December 31, 2002, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003 and 2004 from our audited financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year ended Dec. 31, 2004	Year ended Dec. 31, 2003	Year ended Dec. 31, 2002	Ten months ended Dec. 31, 2001	Year ended Feb. 28, 2001
	(in thousands, except per share data)
Consolidated Statements of Operations
Net sales	$30,127	$24,721	$18,677	$10,936	$12,072
Change in control and restructuring expenses	—	—	—	—	(1,008)
Operating income (loss)	1,177	764	(470)	139	(1,504)
Change in fair value of Put Option	605	—	—	—	—
Change in fair value of Protection Payment	(223)	—	—	—	—
Income (loss) before income taxes	532	161	(998)	73	(1,502)
Net income (loss)	375	(5)	(1,106)	70	(1,506)
Net income (loss) per common share:
Basic	0.09	—	(0.26)	0.02	(0.58)
Diluted	0.08	—	(0.26)	0.02	(0.58)
Weighted average number of common shares:
Basic	4,395	4,374	4,246	3,860	2,583
Diluted	4,793	4,374	4,246	4,307	2,583
	Year ended Dec. 31, 2004	Year ended Dec. 31, 2003	Year ended Dec. 31, 2002	Year ended Dec. 31, 2001	Year ended Feb. 28, 2001
Consolidated Balance Sheets:
Working capital	$1,387	$7,434	$10,569	$16,655	$757
Total assets	47,807	24,023	23,810	20,700	4,554
Long-term liabilities (excluding current maturities)	26,780	15,528	15,937	14,719	126
Stockholders' equity	5,215	3,775	3,112	3,866	1,599

        As set forth in Item 1, Business, "Acquisition History", the Company has completed three acquisitions since May 6, 2002. See Item 7, Management's Discussion and Analysis Financial Condition and Results of Operations, "Overview" and "Results of Operations," for information regarding the effect of acquisitions on the Company's results of operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this Item 7 should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of specific events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed under "Risk Factors" at the end of Item 1, and elsewhere in this Annual Report.

Overview

        We design, manufacture and distribute a range of medical products targeting the orthopedic, orthotic and prosthetic markets. We also offer a diverse line of skincare products for the medical, therapeutic and retail markets. We sell our products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, international and independent medical distributors and directly to healthcare professionals.

        Our broad range of over 500 orthopedic products, including custom foot and ankle orthotic devices, pre-fabricated foot products, rehabilitation products, and gel-based orthopedic and prosthetics products, are designed to correct, protect, heal and provide comfort for the patient. Our line of over 50 skincare products, which include scar management products and gel-based therapeutic gloves and socks, are designed to improve skin appearance and transmit moisture agents, vitamins and nutrients to the skin.

        Since February 2001, we have consummated the following three acquisitions:

  •
  Silipos. On September 30, 2004, we acquired Silipos, Inc., our largest acquisition to date, from SSL International plc. Silipos is a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets. We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus. The aggregate consideration paid by us in connection with this acquisition was approximately $16.5 million, including transaction costs of approximately $1.0 million, subject to a dollar-for-dollar downward adjustment to the extent that Silipos' working capital is less than $5.0 million. We paid SSL $5.0 million cash and delivered to SSL promissory notes totaling $10.5 million. Additionally, under circumstances described in "Contractual Obligations" below, we may be obligated to pay significant additional amounts in connection with the Silipos acquisition.

  •
  Bi-Op. On January 13, 2003, we acquired Bi-Op Laboratories, Inc., which is engaged in the design, manufacture and sale of footwear and foot orthotic devices as well as orthotic and prosthetic services. We acquired Bi-Op to gain access to additional markets and complementary product lines. The aggregate consideration, including transaction costs, was approximately $2.2 million, of which approximately $1.8 million was paid in cash, and the remaining portion was paid through the issuance of 107,611 shares of our common stock.

  •
  Benefoot. On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. Benefoot designs, manufactures and distributes custom orthotics, custom Birkenstock® sandals, therapeutic shoes, and prefabricated orthotic devices to healthcare professionals. We acquired Benefoot to gain additional scale in our core custom orthotics business as well as to gain access to complementary product lines. The aggregate consideration, including transaction costs, was approximately $7.9 million, of which approximately $5.6 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes, and approximately $0.5 million was paid through the issuance of 61,805 shares of common stock. In connection with this acquisition, we also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness which was paid at closing.

        We sell our products directly to health care professionals and also to wholesale distributors. Custom orthotic products are primarily sold directly to health care professionals. Other products sold in our orthopedic business are sold both directly to health care professionals and to distributors. Products sold in our skincare business are sold primarily to wholesale distributors. Revenue from product sales is recognized at the time of shipment. Our most significant expense is cost of sales. Cost of sales consists of materials, direct labor and overhead, and related shipping costs. General and administrative expenses consist of executive, accounting and administrative salaries and related expenses, insurance, pension expenses, bank service charges, stockholder relations and amortization of identifiable intangibles with definite lives. Selling expenses consist of advertising, promotions, commissions, conventions, postage, travel and entertainment, sales and marketing salaries and related expenses.

        For each of the years ended December 31, 2003 and 2004, we derived approximately 90% of our revenue from North America, and approximately 10% of our revenue from outside North America. Of our revenue derived from North America for each of the years ended December 31, 2003 and 2004, approximately 83% was generated in the United States and approximately 7% was generated from Canada. On a pro forma basis giving effect to our recent acquisition of Silipos, approximately 84% of our revenue for each of the years ended December 31, 2003 and 2004 would have been derived from North America, and approximately 16% of our revenue for each of these years, would have been derived from outside North America. On a pro forma basis giving effect to our recent acquisition of Silipos, for the years ended December 31, 2003 and 2004, approximately 80% and 79%, respectively, of our revenue would have been derived in the United States and approximately 4% and 5%, respectively, would have been derived from Canada.

        From January 1, 2002 to September 30, 2004, we had two reportable segments, custom orthotics and distributed products. As a result of the Silipos acquisition, beginning with the fourth quarter of 2004, we are reporting custom orthotics and distributed products as a single segment called orthopedics, and are reporting a new second segment called skincare. The orthopedics segment also includes orthopedic products of Silipos.

        On a pro forma basis giving effect to our recent acquisition of Silipos, approximately 87% and 86% of our revenue, respectively, for the years ended December 31, 2003 and 2004 would have been derived from our orthopedics segment, and approximately 13% and 14% of our revenue, respectively, for these periods would have been derived from our new skincare segment.

Critical Accounting Policies and Estimates

        Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates under different assumptions or conditions.

        Accounting Estimates.    We believe the most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates associated with our determination of liabilities related to warranty activity and estimates associated with our reserves with respect to collectibility of accounts receivable, allowances for sales returns, inventory valuations, valuation allowance for deferred tax assets and impairment of goodwill and identifiable intangible assets. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

        Warranty Reserve.    Warranty reserves represent our estimate of future costs associated with our warranty of fabricated products and are based upon historical experience. The warranty reserve at December 31, 2001 was approximately $40,000. During the year ended December 31, 2002, the Company added $80,000 to the reserve and charged the reserve by approximately $50,000 for costs to complete warranty repair resulting in a warranty reserve of $70,000 at December 31, 2002. During the year ended December 31, 2003, the Company added approximately $405,000 to the reserve and charged the same amount against the reserve for costs incurred to complete warranty repairs. The warranty reserve at December 31, 2003 was $70,000. During the year ended December 31, 2004, we added approximately $332,000 to the reserve and charged approximately $332,000 against the reserve for costs incurred to complete warranty repairs. The warranty reserve at December 31, 2004 was $70,000. If future costs incurred were to differ from our estimates, we may need to increase or decrease our reserve.

        Revenue Recognition.    Revenue from the sale of our products is recognized upon shipment. We generally do not have any post-shipment obligations to customers other than for product warranties. We generally warrant our products against defects in materials and workmanship for a period of 6 months. We record provision for estimated future costs associated with our warranties of fabricated products/custom orthotics when we ship such products, based on historical experience. We also offer extended warranty contracts which we record as deferred revenue and recognize over the lives of the contracts (24 months) on a straight-line basis. See "Warranty Reserve," above. Revenue from shipping and handling fees is included in net sales in the consolidated statements of operations. Costs incurred for shipping and handling is included in the cost of sales in the consolidated statements of operations.

        Allowance for Doubtful Accounts.    Our allowance for doubtful accounts has decreased on a percentage basis from 5.7% of accounts receivable at December 31, 2003 to 5.1% of accounts receivable at December 31, 2004. This is primarily due to the inclusion at December 31, 2004, of Silipos accounts receivable of approximately $3,334,000 in the consolidated accounts for the Company. Silipos accounts receivable were originally recorded at fair value at September 30, 2004 and required a provision for doubtful accounts of approximately $10,000 in the fourth quarter of 2004. The allowance for doubtful accounts at December 31, 2004 without giving effect to the Silipos acquisition was approximately 8.9% of accounts receivable. Management believes that the overall allowance, as a percentage of accounts receivable at December 31, 2004 is appropriate based upon the consolidated collection and write-off history as well as the age of the consolidated accounts receivable. The allowance for doubtful accounts at December 31, 2002 was approximately $125,000. During the year ended December 31, 2003 we added approximately $118,000 to the allowance based upon increased net sales and our review of the accounts receivable aging. We wrote off, net of recoveries, approximately $18,000 against the allowance. The allowance for doubtful accounts at December 31, 2003 was approximately $225,000. During the year ended December 31, 2004, we added approximately $172,000 to the allowance and wrote off, net of recoveries, approximately $17,000 against the allowance. As of December 31, 2004, the allowance for doubtful accounts was approximately $380,000. If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.

        Other Allowances.    The sales returns and allowances were approximately $21,000 at December 31, 2001. In 2002, the Company added approximately $7,000 to the allowance. The sales returns and allowance at December 31, 2002, were $28,000. In 2003, the Company added $40,000 to the allowance. The sales returns and allowances at both December 31, 2004 and 2003 were approximately $68,000. If actual sales returns and allowances were to differ from our estimates, we may need to increase or decrease our sales return and allowance.

        Inventory Reserve.    At December 31, 2001, the inventory reserve for excess or obsolete inventory was approximately $214,000. During 2002, the Company provided an additional reserve of approximately $14,000 and charged approximately $8,000 to the reserve, bringing the reserve to a balance of approximately $220,000. In 2003, the Company provided approximately $129,000 as an additional reserve and charged approximately $39,000 to the reserve. The inventory reserve for excess or obsolete inventory at December 31, 2003 was $310,000. During the year ended December 31, 2004, we added $214,000 of additional reserves and wrote off approximately $155,000 in excess or obsolete inventory which was disposed of during the year. During 2004, we reviewed our inventory levels and aging relative to current and expected usage and determined the requirement for additions to the reserve. The inventory reserve for obsolete inventory at December 31, 2004 was approximately $369,000. If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory. Inventory write-downs represent the estimated loss of value of certain slow-moving inventory. Inventory usage is analyzed using turnover analysis, and an allowance for obsolescence is provided when inventory quantity exceeds its normal cycle. The percentage of allowance is based upon actual usage, historical data and experience. Most of these reserves are associated with raw materials used in the fabrication process and either represent items no longer utilized in the process or significant excess inventory. Inventory for which a reserve has been provided was approximately $842,000 and approximately $992,000, on an original cost basis, at December 31, 2003 and December 31, 2004, respectively. Certain of the raw material inventory for which a reserve was provided has subsequently been used in fabrication, with the related reserve being reversed. However, we re-evaluate the reserve as of the end of each reporting period based upon the age of the existing inventory and the usage analysis. Thus, gross profit is not materially affected. With respect to finished goods (distributed products), certain of these items have been sold at reduced prices which have reduced gross profit. However, these items were sold for prices at or slightly above their adjusted carrying value and did not materially impact gross profit.

        Valuation Allowance—Deferred Tax Assets.    The valuation allowance relating to deferred tax assets was approximately $2,408,000 at December 31, 2002 which represented a full allowance against all net deferred tax assets except approximately $6,000 related to an alternative minimum tax carryforward. During the year ended December 31, 2003, the valuation allowance increased by approximately $17,000 to approximately $2,425,000 at December 31, 2003. During 2004, the valuation allowance was increased by approximately $143,000 to approximately $2,568,000. We believe this valuation allowance is required because it is more likely than not that these deferred tax assets will not be realized.

        Goodwill and Identifiable Intangible Assets.    Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and other intangibles assets comprise a substantial portion (35.4% as of December 31, 2003 and 47.4% as of December 31, 2004) of our total assets.

        The Company had no goodwill or other intangible assets prior to 2002. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). We adopted SFAS 142 effective January 1, 2002. As a result of the adoption of this standard, amortization of goodwill and certain intangible assets with indefinite lives has been discontinued. Instead, we review these assets for impairment on an annual basis.

        During 2002, 2003 and 2004, impairment tests of goodwill and indefinite-lived intangible assets and evaluation of the useful lives of acquired intangible assets subject to amortization were performed in accordance with SFAS 142. No impairment losses or adjustments to useful lives have been recognized as a result of these tests. Goodwill and identifiable intangible assets, net, at December 31, 2002 were approximately $3,186,000 and approximately $3,313,000, respectively. During the year ended December 31, 2003, goodwill increased by approximately $1,350,000 which represented goodwill of approximately $820,000 created by the Bi-Op acquisition and approximately $530,000 representing performance-based contingent consideration pursuant to the Benefoot acquisition. During 2003, we added $900,000 of intangible assets with definite lives, all of which related to the Bi-Op acquisition and recorded amortization expense of approximately $253,000. Goodwill and identifiable intangible assets, net, at December 31, 2003 were approximately $4,536,000 and approximately $3,960,000, respectively.

        During 2004, goodwill increased by approximately $8,785,000 which represented the goodwill resulting from the Silipos acquisition of approximately $8,621,000 and the final payment of deferred performance based contingent consideration with respect to the Benefoot acquisition of approximately $164,000. Additionally, during 2004, we added $5,732,000 of intangible assets as a result of the Silipos acquisition and recorded amortization expense of approximately $349,000. Goodwill and identifiable intangible assets, net at December 31, 2004 were approximately $13,321,000 and approximately $9,343,000, respectively.

Results of Operations

        The following tables present (i) selected consolidated statements of operations data, and (ii) selected consolidated statements of operations data as a percentage of net sales:

	Years ended December 31,
	2002	2003	2004
Consolidated Statements of Operations Data:
Net sales	$18,676,503	$24,720,515	$30,126,759
Cost of sales	11,962,104	16,049,790	18,022,532

Gross profit	6,714,399	8,670,725	12,104,227
General and administrative expenses	3,867,882	4,775,142	5,927,808
Selling expenses	3,151,205	3,131,197	4,950,947
Research and development expenses	164,872	—	48,694

Operating (loss) income	(469,560)	764,386	1,176,778
Other income (expense):
Interest income	214,481	157,522	174,261
Interest expense	(829,498)	(836,273)	(1,219,427)
Change in fair value of Put Option	—	—	605,000
Change in fair value of Protection Payment	—	—	(223,000)
Other	86,214	75,798	18,859

Other expense, net	(528,803)	(602,953)	(644,307)

(Loss) income before income taxes	(998,363)	161,433	532,471
Provision for income taxes	107,294	166,904	157,683

Net (loss) income	$(1,105,657)	$(5,471)	$374,788

	Years Ended December 31,
	2002	2003	2004
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.0	64.9	59.8

Gross profit	36.0	35.1	40.2
General and administrative expenses	20.7	19.3	19.7
Selling expenses	16.9	12.7	16.4
Research and development expenses	.9	—	.2

Operating (loss) income	(2.5)	3.1	3.9

Other income (expense):
Interest income	1.1	.6	.6
Interest expense	(4.4)	(3.4)	(4.0)
Change in fair value of Put Option	—	—	2.0
Change in fair value of Protection Payment	—	—	(.7)
Other	.5	.3	.1

Other expense, net	(2.8)	(2.4)	(2.1)

(Loss) income before income taxes	(5.3)	.7	1.8
Provision for income taxes	.6	.7	.5

Net (loss) income	(5.9)%	—%	1.2%

Years ended December 31, 2004 and 2003

        Net income for the year ended December 31, 2004, was approximately $375,000, or $.08 per share on a fully diluted basis, as compared to a net loss of approximately $(5,000), or ($.00) per share on a fully diluted basis for the year ended December 31, 2003, an increase of approximately $380,000. The principal reason for the increase in net income was the contribution from Silipos in the fourth quarter of approximately $1,337,000 of pretax income which included the non-cash gain of $605,000 from the change in the fair value of the put option we assumed in connection with our acquisition of Silipos. We became liable under an obligation in the supply agreement between Silipos and Poly-Gel dated August 20, 1999, under which Poly-Gel had the option (the "Put Option") to cause Silipos to purchase the assets or shares of Poly-Gel at a purchase price, payable in cash, of 1.5 times Poly-Gel's revenues over the 12 month period prior to the exercise of the Put Option. At September 30, 2004, the fair value of the Put Option was approximately $2,355,000. At December 31, 2004, the fair value of the Put Option was approximately $1,750,000. The Put Option expired unexercised on February 16, 2005 in accordance with its terms, and we have terminated all discussions with Poly-Gel regarding our possible acquisition of Poly-Gel, and we do not expect to acquire Poly-Gel. We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 as a gain from the change in estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. Our historic business generated a pretax loss of approximately $805,000 in 2004 as compared to pretax income of approximately $161,000 in 2003. The principal reason for the net loss in our historic business was a decrease in net sales and corresponding gross profit, partially offset by cost containment measures undertaken in 2004 as compared to 2003, all of which is discussed below. Additionally the 2004 operating results for the historic business reflect the change in the fair value of the protection payment associated with the $7.5 Million Note and the $3.0 Million Note issued to SSL in connection with the Silipos acquisition, which resulted in an expense of $223,000, the interest expense incurred with respect to debt issued in connection with the Silipos acquisition of approximately $305,000 (including related warrants and debt placement cost amortization), and the increase in amortization expense of approximately $96,000 associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition.

        The Company reported its operations in two segments, custom orthotics and distributed products through September 30, 2004. Beginning October 1, 2004, the Company is reporting its operations in two segments, orthopedics and skincare. Both the custom orthotics business and the distributed products business are now included in the orthopedic segment for reporting purposes.

        Net sales for the year ended December 31, 2004 were approximately $30,127,000 as compared to approximately $24,721,000 for the year ended December 31, 2003, an increase of approximately $5,406,000 or approximately 21.9%. The principal reason for the increase was the net sales of approximately $5,558,000 generated by Silipos (which was acquired as of September 30, 2004) in the fourth quarter of 2004, partially offset by a decline in net sales of approximately $152,000 in the Company's historic business. The decline was attributable to several factors described below.

        Net sales of orthopedics were approximately $27,947,000 in 2004 as compared to approximately $24,721,000 in 2003, an increase of approximately $3,226,000 or approximately 13.0%. This increase was due to approximately $3,378,000 of net sales in the orthopedic segment by Silipos, partially offset by a reduction in net sales in the Company's historic business of approximately $152,000.

        Within the orthopedic segment, net sales of custom orthotics for the year ended December 31, 2004 were approximately $18,836,000, as compared to approximately $19,031,000 for the year ended December 31, 2003, a decrease of approximately $195,000. Shipping revenue related to our sales of custom orthotics increased due to a domestic initiative to pass the cost of shipping to the customers. As a result of the domestic shipping initiative, the Company generated shipping revenue on orthotics of approximately $938,000 in 2004 as compared to approximately $725,000 in 2003. Net sales of ankle-foot orthotics also increased from approximately $1,290,000 in 2003 to approximately $1,571,000 in 2004 and net sales of our First Choice™ line of orthotics increased from approximately $889,000 in 2003 to approximately $1,234,000 in 2004. However, these increases were more than offset by a decrease in our other custom foot orthotic sales of approximately $1,034,000 from approximately $16,127,000 in 2003 to approximately $15,093,000 in 2004. In 2004, the Company raised custom foot orthotic prices by approximately 5% (including shipping); however, the Company had a loss in sales unit volume of approximately 11% as a result of the price increase.

        Net sales of distributed products for the year ended December 31, 2004 were approximately $5,733,000 as compared to approximately $5,690,000 for the year ended December 31, 2003, an increase of approximately $43,000 or approximately 0.8%. The increase was due to an increase in sales of certain distributed products including PPT (which increased approximately $279,000 (excluding related shipping revenue) or approximately 24.5%) which was partially offset by a reduction in the sale of therapeutic shoes. This decrease was primarily due to a 10% price decrease for therapeutic shoes which was intended to stimulate sales; however, there was an approximate 5% reduction in sales unit volume due to continued competitive pressure and an approximate 6% reduction in sales unit volume due to a discontinuation of a direct-to-consumer shoe program in early 2004.

        Net sales of Silipos branded orthopedic products were approximately $3,378,000 in the fourth quarter of 2004. Related cost of sales were approximately $1,237,000, or approximately 36.6%, resulting in a gross profit of approximately 63.4%.

        The Company, through Silipos, generated net sales of approximately $2,180,000 in its skincare segment. Such net sales were approximately 39.2% of Silipos' sales for the period the Company owned Silipos, and represented 18.9% of the Company's total net sales since the Company acquired Silipos. The cost of sales associated with skincare was approximately $894,000, or approximately 41.0% of net sales in our skincare segment, resulting in a gross profit of approximately 59.0%.

        Cost of sales increased approximately $1,973,000 to approximately $18,023,000 for the year ended December 31, 2004, as compared to approximately $16,050,000 for the year ended December 31, 2003. This increase was primarily attributed to the cost of sales contributed by Silipos of approximately $2,131,000 in 2004, partially offset by a decrease in cost of sales in the historic business of approximately $158,000, which was attributable to a decrease in net sales and the Company's focus on cost containment measures.

        Cost of sales in the orthopedic segment were approximately $17,129,000 or approximately 61.3% of orthopedic net sales in the year ended December 31, 2004 as compared to approximately $16,050,000 or approximately 64.9% of orthopedic net sales in the year ended December 31, 2003. The reason for the increase in the cost of sales was the cost of sales related to the Silipos' products.

        Costs of sales for custom orthotics were approximately $12,346,000, or approximately 65.5% of net sales of custom orthotics for the year ended December 31, 2004, as compared to approximately $12,910,000, or approximately 67.8% of net sales of custom orthotics for the year ended December 31, 2003. Cost of sales of distributed products were approximately $3,546,000, or approximately 61.9% of net sales of distributed products in the historic business for the year ended December 31, 2004, as compared to approximately $3,140,000 or approximately 55.2% of net sales of distributed products in the historic business for the year ended December 31, 2003.

        Cost of sales for Silipos' branded orthopedic products were approximately $1,237,000, or approximately 36.6% of net sales of Silipos' branded orthopedic products of approximately $3,378,000.

        Cost of sales for skincare products were approximately $894,000, or approximately 41.0% of net sales of skincare products of approximately $2,180,000.

        Gross profit increased approximately $3,433,000, or approximately 39.6%, to approximately $12,104,000 for the year ended December 31, 2004, as compared to approximately $8,671,000 in 2003. Gross profit as a percentage of net sales for the year ended December 31, 2004 was approximately 40.2%, as compared to approximately 35.1% for the year ended December 31, 2003. The principal reason for the increase in gross profit was the approximately $3,427,000 gross profit contribution of Silipos. Silipos' gross profit as a percentage of its net sales for the period during which we owned Silipos was approximately 61.7%, which includes both orthopedics and skincare. Excluding Silipos, the Company's gross profit as a percentage of net sales was approximately 35.3%, reflecting a slight increase over a gross profit of approximately 35.1% in 2003.

        Gross profit for the orthopedic segment was approximately $10,818,000, or approximately 38.7% of net sales of the orthopedic segment in the year ended December 31, 2004, as compared to approximately $8,671,000, or approximately 35.1% of net sales in the year ended December 31, 2003.

        Gross profit for custom orthotics was approximately $6,490,000 during the year ended December 31, 2004, as compared to approximately $6,121,000 for the year ended December 31, 2003. Gross profit for distributed products was approximately $2,187,000 for the year ended December 31, 2004 as compared to approximately $2,550,000 for the year ended December 31, 2003. The increase in gross profit as a percentage in net sales of custom orthotics from approximately 32.2% in 2003 to approximately 34.5% in 2004 was attributable to an approximate 5% price increase in custom orthotics (including shipping charges), and an increase in the sale of ankle-foot orthotics, which have a higher gross profit than other custom orthotics, offset by an approximate 11% reduction in the sales unit volume of custom orthotics. The sales unit volume declined due to the price increase. The decrease in gross profit percentage in distributed products from the Company's historical business from approximately 44.8% in 2003 to approximately 38.1% in 2004 was attributable to an approximate 10% price decrease in the therapeutic shoe program and an approximate 8% reduction in the sales unit volume, partially offset by an increase in the sale of other distributed products, which include PPT, which has a higher profit margin, but lower unit sales volume, than the therapeutic shoe program. The price decrease for the therapeutic shoe program was designed to stimulate sales; however, there was an approximate 5% reduction in sales unit volume due to continued competitive pressure and an approximate 6% reduction in sales unit volume due to the discontinuation of a direct-to-consumer shoe program in early 2004. Additionally, in the aggregate, gross profit as a percentage of net sales increased principally due to lower labor costs and lower manufacturing overhead, partially offset by increases in certain product costs. The lower labor costs and lower manufacturing overhead, resulting in a higher gross profit percentage, which we expect to benefit from in the future, was the result of cost containment measures undertaken in 2004 and described in the cost-of-sales analysis above. The cost containment measures included a reduction in staff of approximately 6%, and a decrease in overtime required, which was consistent with the reduction in sales unit volume in the custom orthotics segment.

        Gross profit generated by Silipos' branded orthopedic sales was approximately $2,141,000, or approximately 63.4% of net sales of Silipos' branded orthopedic products. The gross profit was enhanced by the Company's decision to manufacture its own gel products used in production. Such products were previously purchased from an unrelated supplier.

        Gross profit generated by the Company's skincare segment was approximately $1,286,000, or approximately 59.0% of net sales in the skincare segment. The gross profit was in line with the Company's expectation when we acquired Silipos.

        General and administrative expenses for the year ended December 31, 2004 were approximately $5,928,000, or approximately 19.7% of net sales, as compared to approximately $4,775,000, or approximately 19.3% of net sales for the year ended December 31, 2003, representing an increase of approximately $1,153,000. Silipos generated approximately $307,000 of general and administrative expenses in the fourth quarter of 2004. Additionally, in 2004 the Company took a charge of approximately $292,000 with respect to transaction costs associated with the abandoned acquisition of Poly-Gel. Further, the Company incurred a charge of approximately $65,000 for capital-based franchise taxes as a result of the acquisition of Silipos. The Company recognized approximately $96,000 of amortization in connection with identifiable intangible assets with definitive lives acquired in the Silipos transaction. Finally, the Company incurred increased costs (depreciation of $148,000) associated with the acquisition and implementation of a new information technology platform, as well as increases in professional fees ($75,000) and insurance expense ($49,000) in connection with compliance with the Sarbanes Oxley Act of 2002, and the revised listing requirements of The Nasdaq Stock Market, which costs are expected to remain at such levels.

        Selling expenses increased approximately $1,820,000, or approximately 58.1%, to approximately $4,951,000, for the year ended December 31, 2004, as compared to approximately $3,131,000 for the year ended December 31, 2003. Selling expenses as a percentage of net sales were approximately 16.4% in 2004 as compared to approximately 12.7% in 2003. Silipos contributed approximately $1,816,000 of selling expenses in the fourth quarter of 2004, which comprised substantially all of the increase in selling expenses for the year ended December 31, 2004 over the year ended December 31, 2003. Silipos, which sells to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than the Company's historic business. The Company will continue to closely monitor selling expenses in its historic business, i.e., custom orthotics and distributed products business. Additionally, the Company expects to rationalize the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

        Interest expense was approximately $1,219,000 for the year ended December 31, 2004, as compared to approximately $836,000 for the year ended December 31, 2003, an increase of approximately $383,000, or approximately 45.8%. The principal reasons for the increase in 2004 were:

  (i)
  The interest expense of approximately $242,000 associated with the acquisition indebtedness incurred in connection with the Silipos acquisition, which closed on September 30, 2004;

  (ii)
  The interest recorded with respect to the capital lease assumed in the Silipos acquisition, which totaled approximately $111,000 in 2004; and

  (iii)
  The interest amortization of the estimated fair value of the warrants issued in connection with the 7% Senior Subordinated Notes due September 30, 2007, which aggregated approximately $57,000 and the amortization of the related debt placement costs of approximately $6,000.

        These amounts were partially offset by the final repayment in May 2004 of $800,000 outstanding under our 4% promissory notes issued in 2002 in connection with our acquisition of Benefoot (the "Benefoot Notes"), which were outstanding for only part of the year.

        At September 30, 2004, the fair value of the Put Option was approximately $2,355,000. At December 31, 2004, the fair value of the Put Option was approximately $1,750,000. The Put Option expired unexercised on February 16, 2005. The Company recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 as a gain from the change in estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. The Company will record the expiration of the Put Option in the first quarter of 2005 as an additional gain of $1,750,000 from the change in estimated fair value of the Put Option.

        Additionally, we recorded $223,000 as additional expense to reflect a change in the fair value of our obligation under the $7.5 Million Note and $3.0 Million Note to pay a $500,000 yield enhancement on March 31, 2005 or increase, effective April 1, 2005, by $1,000,000 the principal amount of $7.5 Million Note issued to SSL in connection with the Silipos acquisition (the $500,000 yield enhancement or the $1,000,000 increase in principal are each referred to as the "Protection Payment"). See "—Long-term Debt".

        The provision for income taxes decreased to approximately $158,000 in 2004 from approximately $167,000 in 2003. Prior to the adoption of SFAS No. 142, we would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, we recorded a deferred income tax expense of approximately $154,000 and approximately $158,000 during the years ended December 31, 2004 and 2003, respectively. The deferred income tax expense recorded in 2003 was partially offset by the recognition of a deferred tax benefit of approximately $6,000 related to an alternative minimum tax carryforward. Additionally, our foreign tax provision increased to approximately $4,000 in 2004 from $119 in 2003 because we had pre-tax income from foreign operations in 2004.

Years Ended December 31, 2003 and 2002

        Net loss for the year ended December 31, 2003 was approximately $5,000, as compared to a loss of approximately $1,106,000 for the year ended December 31, 2002. The principal reason for the decrease in the loss was an increase in net sales and gross profit partially offset by an increase in general and administrative expenses both of which are described below.

        Net sales for 2003 were approximately $24,721,000 as compared to approximately $18,677,000 in 2002, an increase of approximately $6,044,000 or approximately 32.4%. Net sales increased in 2003 due in part to the full year effect of the Benefoot acquisition which closed on May 6, 2002 and thus was only included in the consolidated results for a portion of 2002. Additionally, net sales increased in 2003 as compared to 2002 due to net sales of approximately $1,624,000 generated by Bi-Op Laboratories, Inc., which was acquired in January 2003.

        Net sales of custom orthotics products increased approximately $4,362,000, or approximately 29.7%, to approximately $19,031,000 in 2003 from approximately $14,669,000 in 2002. This increase was primarily due to an increase in domestic custom orthotics products of approximately $2,124,000, reflecting a full year of operations from the Benefoot acquisition which occurred in May 2002, net sales associated with Bi-Op of approximately $1,644,000 which was acquired in January 2003 and increased sales of custom orthotics in the United Kingdom of approximately $300,000. The increase in custom orthotics products sales revenue in the U.K. in 2003 was attributable to approximately 62% to increased volume and approximately 38% to currency fluctuations.

        Net sales of distributed products increased by approximately $1,682,000, or approximately 42.0%, to approximately $5,690,000 in 2003, from approximately $4,008,000 in 2002. This increase was primarily attributable to a full year of operations from the Benefoot acquisition, which occurred in May 2002.

        Cost of sales increased approximately $4,088,000 or approximately 34.2%, to approximately $16,050,000 in 2003, as compared to approximately $11,962,000 in 2002. This increase was primarily due to approximately 32.4% increase in net sales primarily attributable to the full year effect of the Benefoot acquisition and the Bi-Op acquisition. The reasons that the costs of sales increase was greater than the increase in net sales is explained in the gross profit discussion below. Costs of sales in the custom orthotics product line were approximately $12,910,000 or approximately 67.8% of net sales in the custom orthotics product line for the year ended December 31, 2003, as compared to approximately $9,763,000, or approximately 66.6% of net sales in the custom orthotics product line for the year ended December 31, 2002. Cost of sales in the distributed products product line were approximately $3,140,000, or approximately 55.2% of net sales in the distributed products product line for the year ended December 31, 2003, as compared to approximately $2,199,000, or approximately 54.9% of net sales in the distributed products product line for the year ended December 31, 2002.

        Gross profit increased approximately $1,957,000 or approximately 29.1%, from approximately $6,714,000 in 2002 to approximately $8,671,000 in 2003 and was consistent with the increase in net sales. Consolidated gross profit margin decreased from approximately 36.0% in 2002 to approximately 35.1% in 2003, due to decreases in gross profit percentages for both product lines. Custom orthotics gross profit margin decreased slightly in 2003, as compared to 2002 primarily due to an increase in direct labor costs in the U.K. U.K. direct labor costs increased due to normal salary increases. Distributed products gross profit margin decreased slightly as well in 2003 as compared to 2002, primarily due to a change in product mix.

        General and administrative expenses were approximately $4,775,000, or approximately 19.3% of net sales in 2003 as compared to approximately $3,868,000, or approximately 20.7% of net sales in 2002. The increase in general and administrative expenses of approximately $907,000, or approximately 23.4%, was attributable to the amounts associated with Bi-Op, which was acquired in January 2003 (approximately $275,000) as well as an increase in legal and professional fees with respect to our regulatory compliance, an increased provision for our incentive bonus plan, an increase in insurance costs, principally workers compensation and an increase in pension expense. The decrease in general and administrative expenses as a percentage of sales was primarily related to efficiencies created through the leverage of Langer's infrastructure and the integration of Benefoot. The efficiencies created by the purchase of Benefoot, which we expect to continue to benefit from in the future, resulted from the elimination of redundant salaries and the spreading of certain marketing and administrative expenses over a larger revenue base.

        Selling expenses decreased approximately $20,000, or approximately 0.6%, to approximately $3,131,000 for the year ended December 31, 2003 as compared to approximately $3,151,000 for the year ended December 31, 2002, and as a percentage of net sales were approximately 12.7% in 2003 as compared to approximately 16.9% in 2002. Selling expenses increased approximately $319,000 in connection with the 2003 acquisition of Bi-Op which was acquired in 2003; such increase was more than offset by the general reduction in selling expenses reflecting certain synergies of the Benefoot acquisition, which provided a larger sales base with more products.

        In 2003, we did not incur any research and development expenses. In 2002, such amounts were approximately $165,000.

        Other expenses were approximately $603,000 in 2003 as compared to approximately $529,000 in 2002, an increase of approximately $74,000, or approximately 14.0%. Interest expense, which is substantially related to fixed rate debt, was consistent in 2003 as compared to 2002 based upon the amount of indebtedness outstanding. Interest income decreased by approximately $57,000, from approximately $214,000 to approximately $158,000, or approximately 27% in 2003, as compared to 2002 due to a decrease in the amount available for investment in short-term interest bearing accounts.

        The provision for income taxes increased to approximately $167,000 in 2003 from approximately $107,000 in 2002. Prior to the adoption of SFAS No. 142, we would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, we recorded a deferred income tax expense of approximately $158,000 and approximately $82,000 during the years ended December 31, 2003 and 2002, respectively. The deferred income tax expense recorded in 2003 was partially offset by the recognition of a deferred tax benefit of approximately $6,000 related to an alternative minimum tax carryforward. Additionally, our foreign tax provision decreased to approximately $119 in 2003 from approximately $25,000 in 2002 because we had pre-tax losses from foreign operations in 2003.

Liquidity and Capital Resources

        Working capital as of December 31, 2004 was approximately $1,387,000, as compared to approximately $7,434,000 as of December 31, 2003. Cash balances at December 31, 2004 were approximately $3,910,000, a decrease of approximately $1,624,000 from approximately $5,534,000 at December 31, 2003. The reduction in working capital is attributable to the classification of the carrying value of the $7.5 Million Note as a current liability (as it is the intention of the Company to repay the $7.5 Million Note prior to its maturity) partially offset by the reduction of the current maturities of long-term debt and the net effect of other working capital accounts principally from the acquisition of Silipos (see "Contractual Obligations" and "Long-term Debt"). The reduction in cash at December 31, 2004, as compared to December 31, 2003, is primarily attributable to the use of cash to repay $800,000 of Promissory Notes in connection with the Benefoot acquisition, to pay contingent consideration of approximately $466,000 in connection with the Benefoot acquisition, expenditures associated with the implementation of an enterprise wide computer software system totaling $725,000, and expenditures incurred in connection with the Silipos transaction (approximately $708,000, net of accrued amounts) and the abandoned Poly-Gel transaction of approximately $292,000. Such amounts were partially offset by the cash acquired in the Silipos acquisition of approximately $378,000.

        Net cash provided by operating activities was approximately $648,000 for the year ended December 31, 2004. Net cash provided by provided by (used in) operating activities was approximately $450,000 and approximately ($1,351,000) in 2003 and 2002, respectively. Net cash provided by operations in the year ended December 31, 2004 primarily includes cash generated in the fourth quarter by Silipos, partially offset by cash used to fund increased inventory levels of approximately $216,000, increases in accounts receivable of approximately $206,000, payments for prepaid expenses, and a reduction in accounts payable and other current liabilities of approximately $387,000. The net cash provided by operations in 2003 primarily reflects the full year benefit of the Benefoot acquisition as well as the Bi-Op acquisition. The net cash (used in) operations in 2002 primarily reflects the costs incurred in connection with the infrastructure build up as a result of the Benefoot acquisition, partially offset by synergies from the acquisition.

        Net cash (used in) investing activities in the year ended December 31, 2004 was approximately ($6,994,000). Net cash (used in) investing activities was approximately ($3,300,000) and approximately ($5,037,000) in the years ended December 31, 2003 and 2002, respectively. Net cash (used in) investing activities in the year ended December 31, 2004, reflects the cash payment for Silipos (net of cash acquired) of approximately $5,331,000, the payment of deferred performance-based consideration with respect to the Benefoot acquisition of approximately $466,000, and purchases of property and equipment of approximately $1,198,000, principally investment in the new information technology platform of $725,000. Net cash (used in) investing activities in 2003 represents the cash purchase price paid for Bi-Op, net of cash acquired, performance-based contingent consideration paid with respect to Benefoot of approximately $1,897,000, and investment in property and equipment of approximately $1,402,000, principally the new information technology platform. Net cash (used in) investing activities in 2002 reflects the purchase price paid for Benefoot of approximately $4,704,000, as well as purchases of property and equipment of approximately $334,000.

        Net cash provided by financing activities was approximately $4,702,000 in the year ended December 31, 2004. Net cash (used in) provided by financing activities was ($1,000,000) and approximately $7,000 in 2003 and 2002, respectively. Net cash provided by financing activities in the year ended December 31, 2004 primarily represents the proceeds of our sale of $5,500,000 7% Senior Subordinated Notes due September 30, 2007, partially offset by the final $800,000 payment under the Benefoot notes. One of the purchasers of the 7% Senior Subordinated Notes due September 30, 2007 was Langer Partners, LLC, whose sole manager and voting member is Warren B. Kanders, our Chairman of the Board of Directors. Net cash (used in) financing activities in 2003 represents a $1,000,000 payment due under the Benefoot notes. Net cash provided by financing activities in 2002 of approximately $7,000 represents the proceeds from the exercise of stock options.

        Our principal cash need is to reduce debt and other liabilities incurred in connection with our acquisition of Silipos, as well as to provide working capital and to fund growth.

        Our ability to fund working capital requirements and make acquisitions and anticipated capital expenditures and satisfy our debt obligations will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control, as well as the availability to us of other sources of liquidity. We believe that based on current levels of operations and anticipated growth, our cash flow from operations will be adequate for at least the next twelve months to fund our working capital requirements, debt service obligations and anticipated capital expenditures. The Company will not prepay the $7.5 Million Note by March 31, 2005. Pursuant to the terms of the $7.5 Million Note, on March 15, 2005 the Company notified SSL, the holder of the $7.5 Million Note, that the Company has elected to increase the principal amount of such note, effective as of April 1, 2005, by $1,000,000 rather than make an additional payment of $500,000 by March 31, 2005. Such $1,000,000 increase to the $7.5 Million Note will be recorded as an additional interest expense. The $7.5 Million Note matures (subject to the prepayment provision described above) on March 31, 2006. In addition, if we do not complete a proposed offering of our common stock and are unable to arrange for other financing, we will be unable to repay the $7.5 Million Note plus the Protection Payment of $1,000,000 and fulfill our obligations under the Silipos Purchase Agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations"). In such event, we would seek to restructure our debt, and we cannot be sure that we would be able to do so. In 2004 the Company generated earnings after taxes of approximately $375,000 which included a non-cash gain of $605,000 from the change in the estimated fair value of the Put Option. In 2003 we did not have earnings after taxes. There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs, which include debts that mature in 2006, 2007 and 2009. In such event, we may need to raise additional funds through public or private equity, borrowings from banks or other institutional lenders or debt financings. In addition, our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot assure you that any such funds will be available to us on favorable terms or at all.

Changes in Significant Balance Sheet Accounts—December 31, 2004

        Accounts receivable, net, increased from approximately $3,628,000 at December 31, 2003 to approximately $7,056,000 at December 31, 2004, an increase of approximately $3,428,000. The increase is primarily attributable to the accounts receivable acquired in the Silipos acquisition of approximately $3,366,000, (approximately $3,324,000 at December 31, 2004) as well as a slight increase in accounts receivable from the other business of the Company, due mostly to lower collections in the year ended December 31, 2004.

        Inventories, net, increased from approximately $2,497,000 at December 31, 2003 to approximately $4,846,000 at December 31, 2004, an increase of approximately $2,349,000. Inventory acquired in the Silipos acquisition of approximately $2,111,000 (approximately $1,973,000 at December 31, 2004) accounted for most of the increase with the balance being attributable to increased purchases of distributed products (including shoes) to take advantage of volume pricing and to build inventory levels for flexibility.

        Prepaid expenses and other increased from approximately $495,000 at December 31, 2003 to approximately $1,388,000 at December 31, 2004, an increase of approximately $893,000. The increase was primarily attributable to prepaid expenses of Silipos of $327,000 at acquisition (approximately $349,000 at December 31, 2004), as well as certain costs associated with the registration statement filed by the Company for the proposed offering of common stock.

        Property and equipment, net, increased from approximately $2,496,000 at December 31, 2003 to approximately $7,181,000 at December 31, 2004, an increase of approximately $4,685,000. The increase was attributable to property and equipment acquired in the Silipos transaction of approximately $4,059,000 (approximately $3,995,000 at December 31, 2004), plus investment in property and equipment in the year ended December 31, 2004 of approximately $1,198,000 primarily attributable to the investment in our new technology platform, partially offset by depreciation expense of approximately $604,000 in 2004.

        Identifiable intangible assets, net, increased from approximately $3,960,000 at December 31, 2003 to approximately $9,343,000 at December 31, 2004, an increase of approximately $5,383,000. This increase was comprised of identifiable intangible assets of approximately $5,732,000 recorded with respect to the acquisition of Silipos, offset by amortization expense of approximately $349,000 recorded for the year ended December 31, 2004.

        Other assets decreased from approximately $877,000 at December 31, 2003 to approximately $762,000 at December 31, 2004, a decrease of approximately $115,000. The change was primarily attributable to amortization of deferred debt acquisition costs of approximately $199,000, partially offset by the debt acquisition costs capitalized in connection with the sale of the 7% Senior Subordinated Notes of approximately $76,000.

        Goodwill increased from approximately $4,536,000 at December 31, 2003 to approximately $13,321,000 at December 31, 2004, an increase of approximately $8,785,000, of which approximately $8,621,000 was associated with the Silipos acquisition and approximately $164,000 was associated with the performance-based contingent consideration related to the Benefoot transaction.

        Accounts payable increased from approximately $1,133,000 at December 31, 2003, to approximately $1,140,000 at December 31, 2004, an increase of approximately $7,000, which represented the net effect of the accounts payable assumed in the Silipos acquisition of approximately $595,000 (approximately $304,000 at December 31, 2004), partially offset by a decrease in accounts payable of approximately $588,000 (including Silipos), which was primarily the result of our taking advantage of certain discounts for early payments.

        Other current liabilities increased from approximately $2,114,000 at December 31, 2003 to approximately $4,265,000 at December 31, 2004, an increase of approximately $2,151,000. The change was primarily attributable to accrued liabilities associated with Silipos of approximately $1,419,000 (approximately $1,498,000 at December 31, 2004) plus accrued transaction costs relating to the Silipos acquisition, the cost of approximately $776,000 relating to the filing of a registration statement in connection with our proposed offering of common stock, and accrued interest of approximately $144,000, partially offset by the repayment of deferred contingent consideration of approximately

$302,000 at December 31, 2003, and a reduction of accrued rebates of approximately $52,000 at December 31, 2004, compared to December 31, 2003.

        Deferred income taxes payable increased by approximately $1,139,000 at December 31, 2004 as compared to December 31, 2003, from approximately $501,000 to approximately $1,640,000, primarily as the result of deferred income taxes associated with intangible assets primarily relating to the acquisition of Silipos.

Changes in Significant Balance Sheet Accounts—December 31, 2003

        Accounts receivable, net, increased from approximately $2,937,000 at December 31, 2002 to approximately $3,628,000 at December 31, 2003, an increase of approximately $691,000, or approximately 24%. Such increase reflects an approximate 32% increase in net sales and an increase on collections due to an enhanced focus on collections in 2003.

        Inventories, net, increased approximately $144,000, or approximately 6%, from approximately $2,353,000 at December 31, 2002 to approximately $2,497,000 at December 31, 2003, which was consistent with our increased level of operations.

        Prepaid expenses and other decreased by approximately $132,000, from approximately $627,000 at December 31, 2002 to approximately $495,000 at December 31, 2003. The decrease was attributable to prepaid transaction costs of approximately $140,000 incurred with respect to the Bi-Op acquisition which were capitalized in 2002 and included in the purchase price upon the completion of the acquisition in January 2003.

        Property and equipment, net, increased by approximately $1,552,000, from approximately $944,000 at December 31, 2002 to approximately $2,496,000 at December 31, 2003. The increase was attributable to property and equipment acquired as part of the Bi-Op acquisition of approximately $437,000, as well as the purchases of property and equipment of approximately $1,402,000 (including the investment in our information technology platform of approximately $1,100,000) offset partially by depreciation incurred in 2003 of approximately $398,000.

        Identifiable intangible assets, net, increased by approximately $647,000, from approximately $3,313,000 at December 31, 2002 to approximately $3,960,000 at December 31, 2003. The increase was attributable to intangible assets of approximately $900,000 purchased as part of the Bi-Op acquisition partially offset by amortization of approximately $253,000 recognized in 2003.

        Goodwill increased by approximately $1,350,000, from approximately $3,186,000 at December 31, 2002 to approximately $4,536,000 at December 31, 2003. The increase was attributable to goodwill of approximately $820,000 in connection with the Bi-Op acquisition and approximately $530,000 was attributable to deferred performance based consideration paid or accrued with respect to the Benefoot transaction.

        Other assets decreased by approximately $160,000, from approximately $1,037,000 at December 31, 2002 to approximately $877,000 at December 31, 2003, primarily as a result of the amortization of deferred debt acquisition costs.

        Current maturities of long term debt were approximately $800,000 at December 31, 2003 as compared to approximately $1,000,000 at December 31, 2002 and represent the committed scheduled payments related to the promissory notes issued in connection with the Benefoot acquisition due on a current basis at each date.

        Accounts payable decreased by approximately $103,000, from approximately $1,236,000 at December 31, 2002 to approximately $1,133,000 at December 31, 2003, which was attributable to the timing of certain payments which were made prior to the end of 2003 partially offset by accounts payable associated with Bi-Op at December 31, 2003.

        Other current liabilities increased by approximately $250,000, from approximately $1,864,000 at December 31, 2002 to approximately $2,114,000 at December 31, 2003. This increase was primarily attributable to the accrual of performance-based consideration at December 31, 2003 of approximately $302,000 and an increase in accrued professional fees and other liabilities, partially offset by reductions in accrued payroll and sales credits payable.

        Long term debt decreased by $800,000, from $15,389,000 at December 31, 2002 to $14,589,000 at December 31, 2003, which reflected the required payment during 2003 relating to the Promissory Notes issued in connection with the Benefoot acquisition.

Long-term Debt

        On October 31, 2001, we sold $14,589,000 of our 4% Convertible Subordinated Notes due August 31, 2006, in a private placement (the "Convertible Notes"). The Convertible Notes are convertible at the option of the holders at any time into our common stock at a conversion price of $6.00 per share and are subordinated to all of our existing and future senior indebtedness. We received net proceeds of approximately $13,668,000 from this offering. The cost of raising these proceeds, including placement and legal fees, was approximately $921,000, which is being amortized over the life of the Convertible Notes. The amortization of these costs for the years ended December 31, 2004, 2003 and 2002 was approximately $194,000, $194,000 and $193,000, respectively. Interest is payable in cash semi-annually on the last date in June and December. Cash payments for interest expense for each of the years ended December 31, 2004, 2003 and 2002 on these Notes was approximately $584,000.

        We issued $1,800,000 of 4% promissory notes (the "Benefoot Notes") in connection with the acquisition of Benefoot. $1,000,000 of the Benefoot Notes was paid on May 6, 2003 and the balance was paid on May 6, 2004. Interest expense with respect to the Benefoot Notes was approximately $11,000, $46,000 and $47,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

        On September 30, 2004, we completed the acquisition of all of the outstanding stock of Silipos (See Note 2(c), "Acquisition of Silipos," of our Consolidated Financial Statements for the year ended December 31, 2004, included in Item 8 of this Annual Report). In connection with the acquisition of Silipos, we issued:

  •
  $5,500,000 principal amount of 7% Senior Subordinated Notes due September 30, 2007 to ten accredited investors.

  •
  $7,500,000 principal amount of 5.5% secured promissory note due March 31, 2006 (the "$7.5 Million Note") to SSL.

  •
  $3,000,000 principal amount of 5.5% promissory note due December 31, 2009 (the "$3.0 Million Note") to SSL.

        The $5,500,000 principal amount of 7% Senior Subordinated Notes due September 30, 2007 were issued to fund the cash portion of the purchase price for Silipos. As part of such issuance, we also issued warrants to purchase 110,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which are exercisable commencing the earlier of (i) six months after the refinancing or prepayment of such notes, or (ii) September 30, 2005. The warrants expire September 30, 2009. The fair value of the warrants was determined to be $735,900 using the Black-Scholes pricing model. Such amount will be amortized over the term of our 7% Senior Subordinated Notes due September 30, 2007 and recorded as an additional interest expense. In connection with the sale of the 7% Senior Subordinated Notes due September 30, 2007, we issued 10,000 warrants, having the same terms as issued to the purchasers of the Notes, to Wm Smith Securities, Incorporated, as a debt placement fee for its services in connection with the sale of the Notes. The fair value of those warrants was determined to be $75,800 using the Black-Scholes pricing model. The Company recorded amortization expense of approximately $5,000 in the year ended December 31, 2004 with respect to such debt placement fee.

        The $7.5 Million Note is secured by the pledge of the stock of Silipos and, if not repaid in full on or before March 31, 2005, the Company is obligated to make the Protection Payment. Because we have determined that the $7.5 Million Note will not be prepaid in full on or before March 31, 2005, on March 15, 2005, we notified SSL that we have elected, in accordance with the terms of the $7.5 Million Note, to increase its principal amount by $1,000,000, effective as of April 1, 2005, rather than make an additional payment of $500,000 on or before March 31, 2005. The $1,000,000 increase will be recorded as additional interest expense in the statement of operations. Both the $7.5 Million Note and the $3.0 Million Note provide for semi-annual payments of interest at the rate of 5.5% per annum with the first payments paid on February 1, 2005. Additionally, the interest rate on the $7.5 Million Note increases from 5.5% to 7.5% on April 1, 2005 and if not repaid on or before March 31, 2006, the interest rate will increase to 12% per annum, escalating 3% per annum for each additional 90 days thereafter up to the maximum rate permitted by law. Financial covenants under the $7.5 Million Note require that Silipos maintain a tangible net worth of at least $4.5 million, and prohibit us from incurring any further indebtedness, except for borrowed money not in excess of $3.5 million for use as working capital, any amounts borrowed to pay for the purchase of Poly-Gel, and equipment or capital leases up to a maximum amount of $500,000.

        The $3.0 Million Note provides for a default interest rate of 11% per annum, escalating by 3% per annum every 90 days thereafter until the default is cured, up to the maximum rate permitted by law. A default under the $7.5 Million Note constitutes a default under the $3.0 Million Note. The $3.0 Million Note will be reduced by half of any Protection Payment made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note are repaid prior to March 31, 2006.

        The Company has filed a registration statement on Form S-1 (the "Registration Statement", which term includes all amendments thereof) with respect to the Company's proposed public offering of 5,000,000 shares of its common stock. If the Company successfully raises funds in the proposed offering, the Company anticipates that the $7.5 Million Note, the $3.0 Million Note and the 7% Senior Subordinated Notes due September 30, 2007, would be repaid with a portion of the proceeds from the proposed offering. In addition, we intend to use a portion of the proceeds from the proposed offering to pay any obligation that we may have under the Silipos Purchase Agreement.

  Contractual Obligations

        Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of December 31, 2004:

	Payment due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Operating Lease Obligations	$2,810	$719	$1,378	$713	$—
Capital Lease Obligations	6,717	401	833	876	4,607
Secured Promissory Note due March 31, 2006[1,2]	7,500	7,500	—	—	—
Convertible Notes due August 31, 2006	14,589	—	14,589	—	—
Senior Subordinated 7% Notes due September 30, 2007	5,500	—	5,500	—	—
Promissory Note due December 31, 2009[2]	3,000	—	—	3,000	—
Interest on Long-term Debt[4]	3,522	1,659	1,533	330	—
Obligation Under Put Option[3]	1,750	1,750	—	—	—

Total	$45,388	$12,029	$23,833	$4,919	$4,607

(1)
Assumes that the $7.5 Million Note will be repaid in 2005.

(2)
Reflects the face value of the related notes and excludes the fair value of the related Protection Payment recorded as of December 31, 2004. The table also does not include the Protection Payment of $1,000,000 which increased the principal amount of the note when the Company determined it could not repay the $7.5 Million Note on or before March 31, 2005. The Company is entitled to recover 50% of the Protection Payment if both the $7.5 Million Note and the $3.0 Million Note and related interest are repaid in full on or before March 31, 2006. See the discussion in Note 6 of the Notes to the consolidated financial statements.

(3)
Reflects the estimated fair value of the liability under the Put Option of approximately $1,750,000 at December 31, 2004. The Put Option expired unexercised on February 16, 2005, in accordance with its terms. See below for a discussion of the other potential obligations under the Silipos Purchase Agreement.

(4)
Reflects interest to be paid assuming all debt is held to maturity.

        At September 30, 2004, the fair value of the Put Option was approximately $2,355,000. At December 31, 2004, the fair value of the Put Option was approximately $1,750,000. The Put Option expired unexercised on February 16, 2005 in accordance with its terms. The Company recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 as a gain from the change in estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. We intend to record the expiration of the Put Option in the first quarter of 2005 as an additional gain of $1,750,000 from the change in estimated fair value of the Put Option.

        If we do not acquire Poly-Gel prior to March 31, 2006, and the amount of any liabilities for Potential Poly-Gel Claims (as defined in "Certain Factors That May Affect Future Results—We may be adversely affected by legal actions or proceedings that could be commenced against us in the future") does not exceed $2,500,000, then we will be obligated under the Silipos Purchase Agreement to pay SSL $1,000,000, plus an amount, not to exceed $500,000, for certain costs incurred by SSL in defense of any such Potential Poly-Gel Claims.

        The Company also recorded approximately $292,000 as transaction expenses associated with the abandoned Poly-Gel acquisition which is included in general and administrative expenses in the statement of operations for the year ended December 31, 2004.

Seasonality

        Revenue derived from our sales of orthotic devices in North America has historically been significantly higher in the warmer months of the year, while sales of orthotic devices by the Company's United Kingdom subsidiary has historically not evidenced any seasonality. Other factors which can result in quarterly variations include the timing and amount of new business generated by the Company, the timing of new product introductions, the Company's revenue mix, the timing of additional selling, general and administrative expenses to support the anticipated growth and development of new business units and the competitive and fluctuating economic conditions in the orthopedic industry.

Inflation

        We have, in the past been able to increase the prices of our products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, and anticipate that we will be able to continue to do so in the future.

Recently Issued Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits", ("SFAS 132(R)"), which requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the required revised disclosure provisions of SFAS 132(R) as of December 31, 2003, except for the disclosure of estimated future benefit payments, which the Company was required to and has disclosed as of December 31, 2004.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, "Inventory Pricing", to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adoption of SFAS 151 on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS 123(R)"). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) will be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the consolidated financial statements of the Company commencing with the third quarter of the year ending December 31, 2005.

Unaudited Quarterly Financial Data

        Set forth below is certain unaudited quarterly financial data for each of the Company's last eight quarters, and such data expressed as a percentage of the Company's revenue for the respective quarters. The information has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such quarterly information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004(1)
Sales	$5,585	$6,365	$6,333	$6,438	$5,764	$6,547	$6,285	$11,531
Cost of sales	3,794	4,073	4,114	4,069	3,791	4,160	4,007	6,065

Gross profit	1,791	2,292	2,219	2,369	1,973	2,387	2,278	5,466

Operating expenses:
Selling	752	798	784	797	807	786	790	2,568
General and administrative	1,088	1,271	1,206	1,211	1,174	1,344	1,259	2,150
Research and development.	—	—	—	—	—	—	—	49

Total operating expenses	1,840	2,069	1,990	2,008	1,981	2,130	2,049	4,767

Income (loss) from operations	(49)	223	229	361	(8)	257	229	699
Interest and other income (expense)	(164)	(153)	(142)	(144)	(161)	(155)	(147)	(563)
Change in fair value of Put Option.	—	—	—	—	—	—	—	605
Change in fair value of Protection Payment	—	—	—	—	—	—	—	(223)

Income (loss) before taxes	(213)	70	87	217	(169)	102	82	518
Provision for income taxes	45	44	38	40	50	25	38	45

Net income (loss)	$(258)	$26	$49	$177	$(219)	$77	$44	$473

Net Income (loss) per share
Basic	$(.06)	$.01	$.01	$.04	$(.05)	$.02	$.01	$.11
Diluted	$(.06)	$.01	$.01	$.04	$(.05)	$.02	$.01	$.10
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004(1)
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.9	64.0	65.0	63.2	65.8	63.5	63.8	52.6

Gross profit	32.1	36.0	35.0	36.8	34.2	36.5	36.2	47.4

Operating expenses:
Selling	13.5	12.5	12.4	12.4	14.0	12.0	12.6	22.3
General and administrative	19.5	20.0	19.0	18.8	20.3	20.5	20.0	18.7
Research and development	—	—	—	—	—	—	—	0.4

Total operating expenses	32.9	32.5	31.4	31.2	34.3	32.5	32.6	41.3

Income (loss) from operations	(0.9)	3.5	3.6	5.6	(0.1)	4.0	3.6	6.1
Interest and other income (expense)	(2.9)	(2.4)	(2.2)	(2.2)	(2.8)	(2.4)	(2.3)	(4.9)
Change in fair value of Put Option	—	—	—	—	—	—	—	5.2
Change in fair value of Protection Payment	—	—	—	—	—	—	—	(1.9)

Income (loss) before taxes	(3.8)	1.1	1.4	3.4	(2.9)	1.6	1.3	4.5
Provision for income taxes	0.8	0.7	0.6	0.6	0.9	0.4	0.6	0.4

Net income (loss)	(4.6)%	0.4%	0.8%	2.8%	(3.8)%	1.2%	0.7%	4.1%

(1)
Include full quarter of results of operations of Silipos, Inc. and Subsidiary, which was acquired September 30, 2004.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

        In general, business enterprises can be exposed to market risks, including fluctuation in commodity and raw materials prices, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in commodities and raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives. In the Silipos acquisition, the Company acquired the Put Option (as defined in Item 7, in the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations"), and under the Silipos Purchase Agreement and the $7.5 Million Note, the Company became obligated to make the Protection Payment (as defined in Item 5 headed "Recent Sales of Unregistered Securities"). The Put Option and Protection Payment have been recorded at their fair value in our consolidated financial statements as of and for the year ended December 31, 2004 (see Notes 1(p), 2(c) and 6 of the Notes to the consolidated financial statements, in Item 8 of this Annual Report).

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LANGER, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Langer, Inc.
Deer Park, New York

        We have audited the accompanying consolidated balance sheets of Langer, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Langer, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche, LLP
Jericho, New York
March 17, 2005

LANGER, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$3,909,849	$5,533,946
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $447,657 and $292,725, respectively	7,055,505	3,628,052
Inventories, net	4,846,083	2,496,583
Prepaid expenses and other	1,387,800	495,386

Total current assets	17,199,237	12,153,967
Property and equipment, net	7,181,277	2,496,071
Identifiable intangible assets, net	9,342,898	3,960,105
Goodwill	13,321,151	4,536,198
Other assets	762,013	876,856

Total assets	$47,806,576	$24,023,197

Liabilities and Stockholders' Equity
Current liabilities:
Secured promissory note payable	$7,986,000	$—
Obligation under Put Option	1,750,000	—
Current maturities of long-term debt	—	800,000
Accounts payable	1,139,953	1,133,149
Unearned revenue	670,513	672,597
Other current liabilities	4,265,345	2,114,270

Total current liabilities	15,811,811	4,720,016

Non current liabilities:
Long-term debt:
Convertible notes	14,589,000	14,589,000
Promissory note payable	2,737,000	—
Senior subordinated notes payable	4,821,498	—
Obligation under capital lease, excluding current installments	2,700,000	—
Unearned revenue	116,000	166,757
Accrued pension expense	94,445	171,893
Deferred income taxes payable	1,639,610	501,073
Other liabilities	82,519	99,265

Total liabilities	42,591,883	20,248,004

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 4,505,033 and 4,447,451, respectively	90,101	88,949
Additional paid-in capital	14,441,541	13,202,129
Unearned stock compensation	(277,083)	—
Accumulated deficit	(8,784,352)	(9,159,140)
Accumulated other comprehensive loss	(140,057)	(241,288)

	5,330,150	3,890,650
Treasury stock at cost, 67,100 shares	(115,457)	(115,457)

Total stockholders' equity	5,214,693	3,775,193

Total liabilities and stockholders' equity	$47,806,576	$24,023,197

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
	2004	2003	2002
Net sales	$30,126,759	$24,720,515	$18,676,503
Cost of sales	18,022,532	16,049,790	11,962,104

Gross profit	12,104,227	8,670,725	6,714,399
General and administrative expenses	5,927,808	4,775,142	3,867,882
Selling expenses	4,950,947	3,131,197	3,151,205
Research and development expenses	48,694	—	164,872

Operating income (loss)	1,176,778	764,386	(469,560)

Other income (expense):
Interest income	174,261	157,522	214,481
Interest expense	(1,219,427)	(836,273)	(829,498)
Change in fair value of Put Option	605,000	—	—
Change in fair value of Protection Payment	(223,000)	—	—
Other	18,859	75,798	86,214

Other expense, net	(644,307)	(602,953)	(528,803)

Income (loss) before income taxes	532,471	161,433	(998,363)
Provision for income taxes (Note 12)	157,683	166,904	107,294

Net income (loss)	$374,788	$(5,471)	$(1,105,657)

Net income (loss) per common share:
Basic	$.09	$(.00)	$(.26)

Diluted	$.08	$(.00)	$(.26)

Weighted average number of common shares used in computation of net income (loss) per share
Basic	4,395,180	4,374,396	4,245,711

Diluted	4,793,439	4,374,396	4,245,711

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

							Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Treasury stock	Unearned stock compensation	Additional paid-in capital	Accumulated deficit	Foreign currency translation	Minimum pension liability	Comprehensive income	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2002	4,268,022	$85,361	$(115,457)	$—	$12,258,724	$(8,048,012)	$(52,787)	$(261,620)		$3,866,209
Net loss						(1,105,657)			$(1,105,657)
Foreign currency adjustment							26,570		26,570
Minimum pension liability adjustment								(242,795)	(242,795)

Total comprehensive loss									$(1,321,882)	(1,321,882)

Issuance of stock to purchase business	64,895	1,298			528,214					529,512
Issuance of stock and exercise of stock options	3,827	76			11,729					11,805
Issuance of stock options for consulting services					6,513					6,513
Compensation expense to accelerate stock options					20,057					20,057

Balance at December 31, 2002	4,336,744	86,735	(115,457)	—	12,825,237	(9,153,669)	(26,217)	(504,415)		3,112,214
Net loss						(5,471)			$(5,471)
Foreign currency adjustment							238,038		238,038
Minimum pension liability adjustment								51,306	51,306

Total comprehensive income									$283,873	283,873

Issuance of stock to purchase business	107,611	2,152			366,954					369,106
Issuance of stock for consulting services	3,096	62			9,938					10,000

Balance at December 31, 2003	4,447,451	88,949	(115,457)	—	13,202,129	(9,159,140)	211,821	(453,109)		3,775,193
Net income						374,788			$374,788
Foreign currency adjustment							82,330		82,330
Minimum pension liability adjustment								18,901	18,901

Total comprehensive income									$476,019	476,019

Exercise of stock options	500	10			1,590					1,600
Stock issued for services	17,082	342			126,922					127,264
Common stock issued for restricted stock grants	40,000	800		(300,000)	299,200					—
Amortization of unearned stock compensation				22,917						22,917
Issuance of warrants					811,700					811,700

Balance at December 31, 2004	4,505,033	$90,101	$(115,457)	$(277,083)	$14,441,541	$(8,784,352)	$294,151	$(434,208)		$5,214,693

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$374,788	$(5,471)	$(1,105,657)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	953,222	651,209	455,111
Change in fair value of Put Option	(605,000)	—	—
Change in fair value of Protection Payment	223,000	—	—
Amortization of debt acquisition costs	199,346	193,772	193,105
Amortization of debt discount	57,398	—	—
Amortization of unearned stock compensation	22,917	—	—
Compensation expense for options acceleration	—	—	20,057
Provision for doubtful accounts receivable	172,295	117,993	88,348
Deferred income taxes	131,988	135,500	79,606
Issuance of stock for services	66,132	10,000	11,755
Changes in operating assets and liabilities:
Accounts receivable	(206,165)	(512,078)	(533,849)
Inventories	(216,305)	33,901	(519,701)
Prepaid expenses and other assets	(78,718)	403,361	(389,303)
Accounts payable and other current liabilities	(387,236)	(377,345)	359,524
Unearned revenue and other liabilities	(59,690)	(200,723)	(10,175)

Net cash provided by (used in) operating activities	647,972	450,119	(1,351,179)

Cash Flows From Investing Activities:
Purchase of businesses, net of cash acquired	(5,796,534)	(1,897,328)	(4,703,606)
Purchase of property and equipment	(1,197,845)	(1,402,336)	(333,697)

Net cash used in investing activities	(6,994,379)	(3,299,664)	(5,037,303)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	1,600	—	6,563
Proceeds from issuance of debt	5,500,000	—	—
Payments of promissory notes	(800,000)	(1,000,000)	—

Net cash provided by (used in) financing activities	4,701,600	(1,000,000)	6,563

Effect of exchange rate changes on cash	20,710	(28,219)	(3,293)

Net decrease in cash and cash equivalents	(1,624,097)	(3,877,764)	(6,385,212)
Cash and cash equivalents at beginning of year	5,533,946	9,411,710	15,796,922

Cash and cash equivalents at end of year	$3,909,849	$5,533,946	$9,411,710

Supplemental Disclosures of Non-Cash Financing Activities
Issuance of promissory notes in purchase of business	$10,500,000

Obligation under the Put Option	$1,750,000

Warrants issued in connection with senior subordinated note payable	$735,900

Warrants issued for debt placement fee	$75,800

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$804,792	$642,501	$636,393

Income taxes	$6,284	$33,288	$—

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

  (b)    Description of the Business

        The Company is an orthotics products company specializing in the designing, manufacturing, distributing and marketing of high quality foot and gait-related biomechanical products. The Company's diversified range of products is comprised of (i) custom orthotic devices ordered by healthcare professionals and (ii) pre-fabricated orthopedic rehabilitation and recovery devices and related devices distributed by the Company to healthcare professionals for use by their patients. On September 30, 2004, the Company acquired Silipos, Inc. and subsidiary, a designer manufacturer and distributor of gel based products that target orthopedics (including prosthetics) and skincare (see Note 2).

  (c)    Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Langer, Inc. and its subsidiaries (the "Company" or "Langer"). All significant intercompany transactions and balances have been eliminated in consolidation.

  (d)    Revenue Recognition

        Revenue from the sale of the Company's products is recognized upon shipment. The Company generally does not have any post-shipment obligations to customers other than for product warranties. The Company generally warrants its products against defects in materials and workmanship for a period of 6 months. The Company records a provision for estimated future costs associated with its warranties of fabricated products/custom orthotics as warranty reserves upon shipment, based upon historical experience. The Company offers extended warranty contracts which are recorded as deferred revenue and recognized over the lives of the contracts (24 months) on a straight-line basis. Revenue from shipping and handling fees is included in net sales in the consolidated statements of operations. Costs incurred for shipping and handling are included in cost of sales in the consolidated statements of operations.

  (e)    Advertising and Promotion Expenses

        Advertising and promotional costs are expensed as incurred. Advertising and promotion expenses were approximately $553,000, $326,000 and $326,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company accounts for sales and incentives which include discounts, coupons, co-operative advertising and free products or services in accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer". Generally, cash consideration is to be classified as a reduction of net sales, unless specific criteria are met regarding goods or services that a vendor may receive in return for this consideration. The Company's consideration given to customers does not meet these conditions and, accordingly is classified as a reduction to revenue.

  (f)    Cash Equivalents

        The Company considers all short-term, highly liquid investments purchased with a maturity of three months or less to be cash equivalents consisting primarily of money market funds.

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

  (h)    Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method. The lives on which depreciation and amortization are computed are as follows:

Building and improvements	20 years
Office furniture and equipment	3-10 years
Computer equipment and software	3-10 years
Machinery and equipment	5-15 years
Leasehold improvements	5-10 years or term of lease if shorter
Automobiles	3-5 years

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

  (i)    Goodwill and Identifiable Intangible Assets with Indefinite Lives

        In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company no longer amortizes goodwill and identifiable intangible assets with indefinite lives (trade names). Instead these assets are reviewed for impairment on an annual basis (October 1).

  (j)    Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  (k)    Net Income (Loss) Per Share

        Basic income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents (options, warrants, stock awards and convertible subordinated notes) outstanding during the period, except where the effect would be antidilutive.

  (l)    Foreign Currency Translation

        Assets and liabilities of the foreign subsidiaries that are denominated in local currencies have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of accumulated other comprehensive loss in stockholders' equity.

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

  (n)    Fair Value of Financial Instruments

        At December 31, 2004 and 2003, the carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity. The carrying value of long-term debt at December 31, 2004 and 2003 also approximated fair value based on borrowing rates currently available to the Company for debt with similar terms.

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

  (p)    Derivative Financial Instruments

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting or, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged item that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss), net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

  (q)    Stock Options

        At December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

		For the years ended December 31,
		2004	2003	2002
Net income (loss)—as reported		$374,788	$(5,471)	$(1,105,657)
Deduct:	Total stock-based employee compensation expense determined under fair value basis method for all awards, net of tax	(520,656)	(146,594)	(78,695)
Add:	Compensation expense recognized from acceleration of options, net of taxes	—	—	20,057

Pro forma net loss:		$(145,868)	$(152,065)	$(1,164,295)

Earnings (loss) per share:
	Basic—as reported	..09	(.00)	(.26)

	Basic—pro forma	(.03)	(.03)	(.27)

	Diluted—as reported	..08	(.00)	(.26)

	Diluted—pro forma	(.03)	(.03)	(.27)

  (r)    Concentration of Credit Risk

        Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market accounts. Accounts receivable are generally diversified due to the number of healthcare professionals comprising the Company's customer base. As of December 31, 2004 and 2003, the Company's allowance for doubtful accounts was approximately $380,000 and $225,000, respectively. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable. The carrying amounts of these financial instruments are reasonable estimates of their fair value.

  (s) Reclassifications

        Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

  (t) Recently Issued Accounting Pronouncements

        In December 2003, the FASB issued SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132(R)"), which requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the required revised disclosure provisions of SFAS 132(R) as of December 31, 2003, except for the disclosure of estimated future benefit payments, which the Company was required to and has disclosed as of December 31, 2004.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, "Inventory Pricing," to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adoption of SFAS 151 on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS 123(R)"). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. SFAS 123(R) will be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the consolidated financial statements of the Company commencing with the third quarter of the year ending December 31, 2005.

(2)   Acquisitions

  (a) Bi-Op Laboratories, Inc.

        Effective January 1, 2003, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding stock of Bi-Op Laboratories, Inc. ("Bi-Op") pursuant to the terms of a Stock Purchase Agreement dated as of January 13, 2003 (the "Stock Purchase Agreement"). Bi-Op was purchased to expand Langer's global presence and to take over fabrication of custom orthotics for Canadian customers of Langer, which comprises 10% of Langer's net orthotic sales. The move of fabrication for Canadian customers to Canada was designed to reduce costs and improve service. The move of fabrication for Canadian customers to Bi-Op began in mid 2004. The purchase price for Bi-Op was determined by arms'-length negotiations between the Company and the seller and was based in part upon analyses and due diligence which the Company performed on the financial records of Bi-Op, focusing on enterprise value, historic cash flows and expected future cash flow to determine valuation. The results of operations of Bi-Op have been included in the Company's consolidated financial statements since January 1, 2003.

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

        The following table sets forth the components of the purchase price:

Cash consideration	$1,368,756
Common stock issued	369,106
Transaction costs	495,383

Total purchase price	$2,233,245

        The following table provides the allocation of the purchase price:

Assets:
Cash and cash equivalents	$194,531
Accounts receivables	212,593
Inventories	109,572
Prepaid expenses and other	232,394
Property and equipment	437,148
Goodwill	820,056
Identified intangible assets (non-competition agreement of $400,000 and repeat customer base of $500,000)	900,000
Other assets	41,802

2,948,096

Liabilities:
Accounts payable	117,809
Other current liabilities	140,217
Deferred income taxes	270,000
Long-term debt and other liabilities	186,825

714,851

Total purchase price	$2,233,245

        The value allocated to goodwill in the purchase of Bi-Op is not deductible for income tax purposes.

  (b) Benefoot, Inc. and Benefoot Professional Products, Inc.

        On May 6, 2002 the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and liabilities of each of Benefoot, Inc. and Benefoot Professional Products, Inc. (collectively, "Benefoot"), pursuant to the terms of an asset purchase agreement (the "Asset Purchase Agreement"). The assets acquired include machinery and equipment, other fixed assets, inventory, receivables, contract rights, and intangible assets. Benefoot was acquired to strengthen the Company's core business of custom orthotics and provide it with new products (distributed products), including therapeutic shoes and custom sandals, thereby broadening the product selection for customers. The purchase price for Benefoot was determined by arms'-length negotiations between the Company and the seller and was based in part upon analyses and due diligence which the Company performed on the financial records of Benefoot, focusing on enterprise value, historic cash flows and expected future cash flow to determine valuation. The results of operations of Benefoot since May 6, 2002 (the date of acquisition) have been included in the Company's consolidated financial statements.

        In connection with the acquisition, the Company paid consideration of $6.1 million, of which $3.8 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes (the "Promissory Notes") and $0.5 million was paid by issuing 61,805 shares of common stock (the "Shares"), together with certain registration rights. The Shares were valued based upon the average of the market price of the Company's common stock two days before, two days after and on the date the acquisition was announced. $1.0 million of the Promissory Notes were repaid on May 6, 2003 and the balance of $0.8 million, plus interest was repaid on May 6, 2004. The Company also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness which was paid at closing. The Company also agreed to pay Benefoot up to an additional $1 million ("Performance-based Consideration") upon achievement of certain performance targets on or prior to May 6, 2004 measured at various intervals. During the year ended December 31, 2004, the Company recorded $163,952 of such Performance-based Consideration as additional goodwill. As of May 6, 2004, the final measurement date for such performance targets, the Company had incurred a total of $767,190 with respect to such Performance-based Consideration. Such amount was recorded as an adjustment to the purchase price as it was not related to the employment of the selling shareholders and was based solely on the achievement of certain performance targets. The Company funded the entire cash portion of the purchase price with proceeds from the prior sale of the Company's 4% convertible subordinated notes due August 31, 2006.

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

        The following table sets forth the components of the purchase price:

Cash consideration	$3,800,351
Benefoot long-term debt paid at closing	307,211

Total cash paid at closing		$4,107,562
Promissory note issued		1,800,000
Common stock issued		529,512
Transaction costs		680,228
Performance-based contingent consideration		767,190

Total purchase price		$7,884,492

        The following table provides the allocation of the purchase price:

Assets:
Cash and cash equivalents	$225,953
Accounts receivables	806,370
Inventories	660,559
Prepaid expenses and other	76,973
Property and equipment	155,110
Goodwill	3,880,094
Identified intangible assets (trade names of $1,600,000, non-competition agreements of $230,000, and license agreements and related technology of $1,600,000)	3,430,000
Other assets	6,163

9,241,222

Liabilities:
Accounts payable	647,873
Other accrued liabilities	389,400
Unearned revenue	210,355
Long-term debt and other liabilities	109,102

1,356,730

Total purchase price	$7,884,492

        In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill and intangible assets with indefinite lives (trade names with an estimated fair value of $1,600,000). The value allocated to goodwill in the purchase of Benefoot is deductible for income tax purposes.

  (c) Acquisition of Silipos

        On September 30, 2004, the Company acquired all of the outstanding stock of Silipos, Inc. ("Silipos") from SSL International plc ("SSL" or "Seller"). Silipos is a manufacturer of gel-based products for the orthopedic, prosthetic and skincare markets, and operates out of a 40,000 square-foot manufacturing facility in Niagara Falls, New York, and a sales and marketing office in New York City. Silipos was acquired because of its distribution channels and its proprietary products. The purchase price for Silipos was determined by arms'-length negotiations between the Company and the seller and was based in part upon analyses and due diligence which the Company performed on the financial records of Silipos, focusing on enterprise value, historic cash flows and expected future cash flow to determine valuation. The results of operations of Silipos since September 30, 2004 (the date of acquisition) have been included in the Company's consolidated financial statements.

        The purchase price paid was $15.5 million, plus transaction costs of approximately $1,020,000, and was comprised of $5.0 million of cash paid at closing a $7.5 million note and a $3 million note. (See Note 6, "Long Term Debt", for a description of the notes). The purchase price is subject to reduction based upon adjustments to tangible net worth, as defined, at September 30, 2004.

        Silipos was a party to a supply agreement with Poly-Gel, L.L.C. ("Poly-Gel") under which the owners of Poly-Gel had the option to require Silipos to purchase Poly-Gel at a purchase price equal to 1.5 times Poly-Gel's revenue for the twelve month period ending immediately prior to the exercise of the option ("Put Option"). The fair value of the obligation under the Put Option was $2,355,000, at September 30, 2004. The fair value of the obligation under the Put Option was $1,750,000 at December 31, 2004. The Company recorded the reduction in the fair value of the obligation under the Put Option of $605,000 as a gain on change in the fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. The Put Option expired unexercised on February 16, 2005. Poly-Gel did not exercise the Put Option and the Company did not otherwise acquire Poly-Gel. Therefore the Company will record the expiration of the Put Option as an additional gain of $1,750,000 in the first quarter of 2005. Additionally, if the Company does not acquire Poly-Gel prior to March 31, 2006 and the amount of any liabilities for Potential Poly-Gel Claims as defined, do not exceed $2,500,000, then the Company will be obligated under the Silipos purchase agreement to pay SSL $1,000,000, plus an amount not to exceed $500,000 for certain costs incurred by SSL in defense of any such Potential Poly-Gel Claims. The Company will record the $1,000,000 payment as contingent consideration under SFAS No. 141 when it becomes payable as additional goodwill and will record any amount due as payment for costs incurred by SSL up to $500,000 in the consolidated statement of operations when incurred. Additionally, the Company recorded approximately $292,000 as transaction expenses associated with the abandoned Poly-Gel acquisition which was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2004.

        Allocation of Silipos' purchase price among the assets acquired and liabilities assumed is based on the Company's evaluation of the fair value of the assets and liabilities of Silipos. The Company may adjust these estimates based upon the final determination of fair value.

        The following table sets forth the components of the estimated purchase price:

Total cash consideration	$5,000,000
Promissory notes issued	10,500,000
Transaction costs paid or accrued	1,019,626

Total purchase price	$16,519,626

        The following table provides the preliminary allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed at September 30, 2004:

Assets:
Cash and cash equivalents	$378,264
Accounts receivable	3,365,847
Inventories	2,111,511
Other current assets	326,996
Property and equipment	4,059,300
Goodwill	8,621,001
Identifiable intangible assets (trade name of $2,688,000, repeat customer base of $1,680,000, and licensing agreement and related technology of $1,364,000)	5,732,000
Deferred income tax assets	692,047

25,286,966

Liabilities:
Accounts payable	594,982
Obligation under Put Option	2,355,000
Accrued liabilities	1,418,762
Capital lease obligation	2,700,000
Deferred income taxes payable	1,698,596

8,767,340

Total purchase price	$16,519,626

        In accordance with the provisions of SFAS No. 142 the Company will not amortize goodwill and intangible assets with indefinite lines. The value allocated to goodwill in the purchase of Silipos is not deductible for income tax purposes.

        Summary unaudited pro forma condensed results of operations for the year ended December 31, 2004 and 2003, assuming the Silipos acquisition had occurred at the beginning of the earliest period presented are as follows:

	For the years ended December 31,
	2004	2003
Net sales	$44,608,253	$45,558,684
Loss before income tax	(11,185,474)	(7,709,072)
Net loss	(11,343,157)	(8,494,633)
Net loss per share	$(2.58)	$(1.94)

        Summary unaudited pro forma condensed results of operations for the year ended December 31, 2002, as if the Company had acquired Bi-Op and Benefoot at the beginning of 2002 are as follows:

Year ended December 31, 2002
Net sales	$22,954,754
Loss before income tax	(679,716)
Net loss	(881,903)
Net loss per share	$(.20)

        These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented, and they may not be indicative of results expected in the future.

  (d)    Identifiable intangible assets

        Identifiable intangible assets at December 31, 2004 consisted of:

Assets	Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names	indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements	7/8 Years	630,000	187,197	442,803
License agreements and related technology	11 Years	1,600,000	386,010	1,213,990
Repeat customer base	20 Years	500,000	50,000	450,000
Trade Names—Silipos	indefinite	2,688,000	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	60,000	1,620,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	35,895	1,328,105

		$10,062,000	$719,102	$9,342,898

        Identifiable intangible assets at December 31, 2003 consisted of:

Assets	Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names	indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements	7/8 Years	630,000	104,339	525,661
License agreements and related technology	11 Years	1,600,000	240,556	1,359,444
Repeat customer base	20 Years	500,000	25,000	475,000

		$4,330,000	$369,895	$3,960,105

        Aggregate amortization expense relating to the above identifiable intangible assets for the years ended December 31, 2004, 2003, and 2002, was $349,207, $253,308 and $116,587, respectively. As of December 31, 2004, the estimated future amortization expense is approximately $637,000 per annum for 2005 - 2008, and $615,000 for 2009.

  (e)    Goodwill

        Changes in goodwill for the years ended December 31, 2002, 2003 and 2004 are as follows:

	Orthopedics	Skincare	Total
Balance, January 1, 2002	$—	$—	$—
Acquisition of Benefoot	3,186,386	—	3,186,386

Balance, December 31, 2002	3,186,386	—	3,186,386
Purchase price adjustments related to achievement of milestones and acquisition costs	529,756	—	529,756
Acquisition of Bi-Op	820,056	—	820,056

Balance, December 31, 2003	4,536,198	—	4,536,198
Purchase price adjustments related to achievement of milestones	163,952	—	163,952
Acquisition of Silipos	6,034,701	2,586,300	8,621,001

Balance, December 31, 2004	$10,734,851	$2,586,300	$13,321,151

(3)   Inventories, net

        Inventories, net, consisted of the following:

	December 31,
	2004	2003
Raw materials	$2,621,930	$1,397,916
Work-in-process	466,980	174,164
Finished goods	2,126,417	1,234,503

	5,215,327	2,806,583
Less: Allowance for excess and obsolescence	369,244	310,000

	$4,846,083	$2,496,583

(4)   Property and Equipment, net

        Property and equipment, net, is comprised of the following:

	December 31,
	2004	2003
Land, building and improvements (see Note 6)	$2,542,203	$475,433
Office furniture and equipment	1,060,232	909,632
Computer equipment and software	3,222,660	2,219,048
Machinery and equipment	2,460,732	669,552
Leasehold improvements	784,259	615,418
Automobiles	—	2,973

	10,070,086	4,892,056
Less: Accumulated depreciation and amortization	2,888,809	2,395,985

	$7,181,277	$2,496,071

        Depreciation and amortization expense relating to property and equipment was $604,015, $397,901 and $338,524 for the years ended December 31, 2004, 2003 and 2002, respectively.

(5)   Other Current Liabilities

        Other current liabilities consisted of the following:

	December 31,
	2004	2003
Accrued payroll and related payroll taxes	$633,191	$334,608
Accrued transaction costs	775,921	—
Accrued interest	662,500	—
Accrued bonuses	410,775	308,553
Deferred compensation—Benefoot	—	302,036
Accrued professional fees	384,711	211,400
Accrued warranty	70,000	70,000
Other	1,328,247	887,673

	$4,265,345	$2,114,270

        The following is a summary of the activity related to the Company's warranty reserve:

	Years Ended December 31,
	2002	2003	2004
Balance at the beginning of the year	$40,342	$70,000	$70,000
Acquired	80,000	—	—
Provisions for warranty	—	404,538	332,343
Warranty utilized	(50,342)	(404,538)	(332,343)

Balance at the end of the year	$70,000	$70,000	$70,000

(6)   Long-term Debt

        On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Notes"), in a private placement. Langer Partners, LLC, whose sole manager and voting member is Warren B. Kanders, the Company's recently appointed Chairman of the Board of Directors, holds $2,500,000 principal amount of these Notes. The Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections in the event that, among other things, the Company issues common stock or equity securities convertible into or exchangeable for common stock at a price below the conversion price of the Notes, and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Notes, in whole or in part, (1) after August 31, 2003 or (2) at any time if the closing price of the Company's common stock equals or exceeds $9.00 per share for at least ten consecutive trading days. If the Company elects to Call any of the Notes, the holders of the Notes may elect to convert the Notes into the Company's common stock. Interest is payable semi-annually on the last day of June and December. Interest expense on these Notes for each of the years ended December 31, 2004, 2003 and 2002 was $583,560.

        The Company received net proceeds of $13,668,067 from the offering of the Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Notes. The amortization of these costs for each of the years ended December 31, 2004 and 2003 was $193,772 and it was $193,105 for the year ended December 31, 2002 and was included in interest expense in the related consolidated statements of operations.

        The Company issued $1,800,000 in Promissory Notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were repaid on May 6, 2003 and the balance was repaid on May 6, 2004. Related interest expense for the years ended December 31, 2004, 2003 and 2002 was $11,111, $45,932 and $47,200, respectively.

        On September 30, 2004 the Company completed the acquisition of all of the outstanding stock of Silipos (see Note 2(c), "Acquisition of Silipos"). In connection with the acquisition of Silipos, the Company issued:

  (i)
  $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 to ten accredited investors.

  (ii)
  $7,500,000 principal amount of 5.5% secured promissory note due March 31, 2006 (the "$7.5 Million Note") to the Seller.

  (iii)
  $3,000,000 principal amount of 5.5% promissory note due December 31, 2009 (the "$3.0 Million Note") to the Seller.

        The $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 were issued to fund the cash portion of the purchase price for Silipos. Langer Partners, LLC, whose sole manager and voting member is Warren B. Kanders, the Company's recently appointed Chairman of the Board of Directors, holds $750,000 principal amount of these 7% senior subordinated notes due September 30, 2007. As part of such issuance, the Company also issued warrants to purchase 110,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which are exercisable until September 30, 2009, commencing the earlier of (i) six months after the refinancing or prepayment of such notes, or (ii) September 30, 2005. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years. Such amount will be amortized over the term of the 7% senior subordinated notes due September 30, 2007, and recorded as an additional expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third party for placing the debt which have a fair value of $75,800, using the Black-Scholes pricing model and the same assumptions used to value the other warrants. The Company recorded interest expense of $97,319 with respect to the Notes in 2004 (which was paid on December 31, 2004) and recorded interest expense of $57,398 with respect to the amortization of the warrants during the year ended December 31, 2004. Additionally, the Company recorded amortization expense of $5,574 with respect to the debt placement fee.

        The $7.5 Million Note is secured by the pledge of the stock of Silipos and, if not repaid in full on or before March 31, 2005, the Company is obligated to make an additional payment of $500,000 or the principal amount will be increased by $1 million (either payment a "Protection Payment"). Both the $7.5 Million Note and the $3.0 Million Note provide for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. Additionally, the interest rate on the $7.5 Million Note increases from 5.5% to 7.5% on April 1, 2005, and if not repaid on or before March 31, 2006, the interest rate will increase to 12% per annum, escalating 3% per annum for each additional 90 days thereafter up to the maximum rate permitted by law. Financial covenants under the $7.5 Million Note require that Silipos maintain a tangible net worth of at least $4.5 million and prohibits the Company from incurring any additional indebtedness except to borrow up to $3.5 million for working capital, any amounts that would have been required to be paid for the purchase of Poly-Gel pursuant to the Put Option, and equipment or capital leases up to a maximum of $500,000.

        The $3.0 Million Note provides for a default interest rate of 11% per annum escalating by 3% per annum every 90 days thereafter up to the maximum rate permitted by law. A default under the $7.5 Million Note constitutes a default under the $3.0 Million Note. The $3.0 Million Note will be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note are repaid prior to March 31, 2006.

        The Company accrued interest expense of $103,125 and $41,250 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively in 2004.

        The Company believes that it will not be able to prepay the $7.5 Million Note in full by March 31, 2005, and accordingly, the Company expects to make a Protection Payment of $1,000,000 pursuant to the terms of the $7.5 Million Note. The Company recorded $486,000 as an increase in the basis of the $7.5 Million Note to record the estimated fair value of the Protection Payment liability under the $7.5 Million Note at December 31, 2004. Additionally, the Company believes that it will be able to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006. Accordingly, the Company recorded $263,000 as a reduction of the basis of the $3.0 Million Note, to record the estimated fair value of the Protection Payment under the $3.0 Million Note at December 31, 2004. On March 15, 2005, the Company provided notice to the Seller to increase the principal balance by the $1 million Protection Payment.

        Long-term debt (including current maturities) at December 31, 2004 consisted of the following:

	Year	Total	4% Convertible Notes	$7.5 Million Note		$3.0 Million Note	7% Senior Subordinated Notes
	2005	$7,500,000	$—	$7,500,000	(1)	$—	$—
	2006	14,589,000	14,589,000	—		—	—
	2007	5,500,000	—	—		—	5,500,000
	2008	—	—	—		—	—
	2009	3,000,000	—	—		3,000,000	—

		30,589,000	14,589,000	7,500,000		3,000,000	5,500,000
Unamortized debt discount		(678,502)	—	—		—	(678,502)
Fair value of related Protection Payment		223,000	—	486,000		(263,000)	—

Balance, December 31, 2004		$30,133,498	$14,589,000	$7,986,000		$2,737,000	$4,821,498

(1)
Such note matures March 31, 2006, but is included as a current liability as it is the Company's intent to repay the note in 2005. Such amount excludes the Protection Payment of $1,000,000 previously described.

        Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of September 30, 2004, the Company's obligation under capital lease, excluding current installments, is $2,700,000.

        Annual future minimum capital lease payments are as follows:

Years ending December 31:
2005	$401,016
2006	411,504
2007	422,052
2008	432,516
2009	443,016
Later years through 2018	4,607,224

Total minimum lease payments	6,717,328
Less: Amount representing interest	4,017,328

Present value of net minimum capital lease payments	2,700,000
Less: Current installments of obligations under capital lease	—

Obligations under capital lease, excluding current installments	$2,700,000

        At December 31, 2004, the gross amount of land and building and related accumulated depreciation recorded under the capital lease was as follows:

Land	$278,153
Building	1,654,930

1,933,083
Less: Accumulated depreciation	30,273

$1,902,810

(7)   Commitments and Contingencies

  (a)    Leases

        Certain of the Company's facilities and equipment are leased under noncancelable operating leases. Rental expense amounted to $580,895, $519,094 and $500,558 for the years ended December 31, 2004, 2003 and 2002, respectively.

        Future minimum rental payments required under current operating leases are:

2005	$718,702
2006	696,093
2007	682,243
2008	453,167
2009	260,225

$2,810,430

  (b)    Royalties

        The Company has entered into several agreements with licensors, consultants and suppliers, which require the Company to pay royalty fees relating to the sale of certain products. Royalties in the aggregate under these agreements totaled $323,715, $57,680 and $43,865 for the years ended December 31, 2004, 2003 and 2002, respectively.

  (c)    Litigation

        From time to time, the Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have a material adverse effect on the Company's consolidated financial statements.

        In addition, in connection with the Company's acquisition of Silipos, the Company could become subject to certain claims or actions brought by Poly-Gel, L.L.C. ("Poly-Gel"), Silipos' former supplier of mineral oil based gels, although no such claims have been brought to date. These claims may arise, for example, out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulations) of Poly-Gel, as well as any other alleged violations of the supply agreement (the "Potential Poly-Gel Claims"). For any of these potential claims, SSL has agreed to indemnify the Company for losses up to $2.0 million, after which the Company would be liable for any such claims. Furthermore, the Company has assumed responsibility for the first $150,000 of such liability in connection with the Company's acquisition of Silipos, and SSL's maximum liability for total indemnification related to the Company's acquisition of Silipos is between $5,000,000 and $7,000,000. Thus, if the total amount of all claims arising from the acquisition exceed this maximum, whether or not related to Poly-Gel, the Company would be liable for amounts in excess of the maximum. For claims arising out of conduct that occurs after the closing of the Silipos transaction on September 30, 2004, the Company has agreed to indemnify SSL against losses. The Company would expect to vigorously defend against any claims brought by Poly-Gel or any other third party. The Company does not believe that the ultimate resolution of the claims will have a material impact on the consolidated financial statements.

(8)   Employee Restricted Stock and Other Stock Issuance

        In November 2004, the Company granted 40,000 shares of restricted stock to a key employee of the Company. Unearned stock compensation of $300,000 was recorded based on the fair market value of the Company's common stock at the date of grant, or $7.50 per share. Unearned stock compensation is shown as a separate component of stockholders' equity and is being amortized to expense over the three-year vesting period of the restricted stock. Amortization of unearned stock compensation for the year ended December 31, 2004 was $22,917 and was included in general and administrative expenses in the consolidated statement of operations. The restricted stock has all the rights and privileges of the Company's common stock, subject to certain restrictions and forfeiture provisions. At December 31, 2004, all 40,000 shares were unvested.

        During the years ended December 31, 2004, 2003 and 2002, the Company issued 17,082 shares, 3,096 shares and 3,827 shares of common stock with fair values of $127,264, $10,000, and $11,805, respectively, for consulting services.

(9)   Stock Options

        The Company maintained a stock option plan for employees, officers, directors, consultants and advisors of the Company covering 550,000 shares of common stock (the "1992 Plan"). Options granted under the 1992 Plan are exercisable for a period of either five or ten years at an exercise price at least equal to 100 percent of the fair market value of the Company's common stock at the date of grant. Options become exercisable under various cumulative increments over a ten year period from date of grant. The Board of Directors has the discretion as to the persons to be granted options as well as the number of shares and terms of the option agreements. The expiration date of the plan was July 26, 2002. At the Company's July 17, 2001 annual meeting, the shareholders approved and adopted a new stock incentive plan for a maximum of 1,500,000 shares of common stock (the "2001 Plan") with substantially the same terms as the 1992 Plan.

        In 2002, in connection with a separation agreement with a former employee, the Company agreed to accelerate the vesting of 12,000 options at the date of separation in exchange for transitional consulting assistance. As a result, the Company recognized an expense of $20,057 for these options for the year ended December 31, 2002.

        In 2002, the Company recognized $6,513 of expense associated stock option granted pursuant to a consulting agreement in 2001.

        The following is a summary of activity related to the Company's qualified and non-qualified stock options:

	Number of Shares	Exercise price range per share	Weighted average exercise price per share
Outstanding at January 1, 2002	583,000	$1.53-6.50	$2.24
Granted	154,000	8.07-8.15	8.07
Exercised	(3,000)	2.19	2.19
Cancelled	(125,000)	1.56-8.07	6.11

Outstanding at December 31, 2002	609,000	1.53-8.15	2.92
Granted	32,330	3.20-6.50	4.87
Exercised	—	—	—
Cancelled	(18,000)	3.20-8.15	5.52

Outstanding at December 31, 2003	623,330	1.53-8.07	2.95
Granted	396,880	5.94-7.50	7.19
Granted subject to shareholder approval	300,000	7.50	7.50
Exercised	(500)	3.20	3.20
Cancelled	(126,206)	3.20-8.07	7.67

Outstanding at December 31, 2004	1,193,504	$1.53-8.07	$4.93

        The following table summarizes information about options outstanding as of December 31, 2004:

Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs)	Number Exercisable
$1.53	475,000	6.06	475,000
$5.34	10,000	6.75	8,000
$8.07	13,500	7.30	9,000
$3.20	3,000	8.21	750
$5.94	94,504	9.25	15,504
$6.21	7,500	9.38	—
$6.28	40,000	9.50	40,000
$7.50	550,000	9.87	—

	1,193,504		548,254

        At December 31, 2004, all 255,000 options were exercisable and no options were available for issuance under the 1992 Plan. At December 31, 2004, 193,254 options were exercisable, 195,250 options were unexercisable and 1,106,333 options were available, subject to plan limitations, for future grants under the 2001 Plan. The options outstanding at December 31, 2004 under both the 1992 Plan and the 2001 Plan had remaining lives ranging from approximately six years to more than nine years, with a weighted-average life of approximately 7.4 years.

        At December 31, 2004, there were 1,494,837 and 255,000 shares of common stock reserved for issuance under the 2001 Plan and 1992 Plan, respectively.

        In 2001, the Company issued 100,000 options to Kanders and Company which are exercisable at a price of $1.525 per share. (See Note 14 (Related Party Transactions) for more information.)

        In 2004, the Company granted 150,000 options as an inducement to hire a new officer. The exercise price under the inducement option was $7.50, which was equal to the market price of the stock on the grant date. Such options vest ratably over three years.

        Additionally in November 2004, the Company issued in the aggregate, 300,000 options with an exercise price of $7.50 that are subject to shareholder approval. All such options are included in the above tables.

Additional Stock Plan Information

        The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

        SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1997 (see Note 1(q)). Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility of 63%, 62%, and 52%, and risk free interest rates of 3.52%, 2.57%, and 4.64% for the years ended December 31, 2004, 2003 and 2002, respectively, and no dividends during the expected term. The Company's calculations are on a multiple option valuation approach and forfeitures are recognized as they occur.

(10) Segment Information

        In the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, the Company operated in two segments, (custom orthotics and distributed products) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost.

        Beginning October 1, 2004, following the acquisition of Silipos, the Company operated in two segments, orthopedic and skincare. The segment information for the year ended December 31, 2004 is reported utilizing these segments, and the information for the years ended December 31, 2003 and 2002 has been restated to reflect the current segment reporting structure. Segment information for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

Year ended December 31, 2004	Orthopedic	Skincare	Total
Net sales	$27,946,332	$2,180,427	$30,126,759
Operating income	755,654	421,124	1,176,778
Depreciation of property and equipment and amortization of identifiable intangible assets	888,380	64,842	953,222
Total assets	40,269,829	7,536,747	47,806,576
Capital expenditures	1,197,845	—	1,197,845
Year ended December 31, 2003	Orthopedic	Skincare	Total
Net sales	$24,720,515	$—	$24,720,515
Operating income	764,386	—	764,386
Depreciation of property and equipment and amortization of identifiable intangible assets	651,209	—	651,209
Total assets	24,023,197	—	24,023,197
Capital expenditures	1,402,336	—	1,402,336
Year ended December 31, 2002	Orthopedic	Skincare	Total
Net sales	$18,676,503	$—	$18,676,503
Operating loss	(469,560)	—	(469,560)
Depreciation of property and equipment and amortization of identifiable intangible assets	455,111	—	455,111
Total assets	23,810,154	—	23,810,154
Capital expenditures	333,697	—	333,697

        Geographical segment information is summarized as follows:

Year ended December 31, 2004	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$24,909,667	$2,099,329	$3,117,763	$30,126,759
Intersegment net sales	344,877	—	—	344,877
Gross profit	9,759,521	1,099,134	1,245,572	12,104,227
Operating income	996,259	134,763	45,756	1,176,778
Depreciation of property and equipment and amortization of identifiable intangible assets	868,246	40,213	44,763	953,222
Total assets	44,023,302	1,717,155	2,066,119	47,806,576
Capital expenditures	1,080,007	101,243	16,595	1,197,845
Year ended December 31, 2003	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$20,494,911	$1,644,438	$2,581,166	$24,720,515
Intersegment net sales	267,425	—	—	267,425
Gross profit	6,932,015	735,844	1,002,866	8,670,725
Operating income (loss)	803,439	(34,705)	(4,348)	764,386
Depreciation of property and equipment and amortization of identifiable intangibles assets	553,599	41,893	55,717	651,209
Total assets	21,577,577	1,333,881	1,111,739	24,023,197
Capital expenditures	1,354,666	10,295	37,375	1,402,336
Year ended December 31, 2002	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$16,560,280	$—	$2,116,223	$18,676,503
Intersegment net sales	305,798	—	—	305,798
Gross profit	5,735,147	—	979,252	6,714,399
Operating income (loss)	(585,118)	—	115,558	(469,560)
Depreciation of property and equipment and amortization of identifiable intangible assets	404,897	—	50,214	455,111
Total assets	22,850,246	—	959,908	23,810,154
Capital expenditures	266,755	—	66,942	333,697

        Export sales from the Company's total United States operations accounted for approximately 15 percent, 17 percent and 21 percent of net sales for each of the years ended December 31, 2004, 2003 and 2002, respectively.

(11) Pension Plan and 401(k) Plan

        Prior to July 30, 1986, the Company maintained a non-contributory defined benefit pension plan covering substantially all employees. Effective July 30, 1986, the Company adopted an amendment to the plan under which future benefit accruals to the plan ceased (freezing the maximum benefits available to employees as of July 30, 1986), other than those required by law. Previously accrued benefits remain in effect and continue to vest under the original terms of the plan.

        The following table sets forth the Company's defined benefit plan status at December 31, 2004 and December 31, 2003, determined by the plan's actuary in accordance with SFAS No. 87, "Employers' Accounting for Pensions", as amended by SFAS No. 132:

	December 31,
	2004	2003
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$(684,510)	$(672,483)
Interest cost	(33,987)	(36,366)
Benefits paid	8,615	59,332
Actuarial loss	(10,034)	(32,957)
Settlement	—	(2,036)

Benefit obligation at end of year	$(719,916)	$(684,510)

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of year	$512,617	$462,944
Actual return on plan assets	49,390	61,005
Employer contribution	72,079	48,000
Benefits paid	(8,615)	(3,046)
Settlement	—	(56,286)

Fair value of plan assets, end of year	$625,471	$512,617

Funded status	$(94,445)	$(171,893)
Unrecognized transition (asset)/obligation	104,529	112,320
Unrecognized net (gain) loss	434,208	453,109

Net Amount Recognized	$444,292	$393,536

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$(94,445)	$(171,893)
Intangible asset	104,529	112,320
Accumulated other comprehensive income	434,208	453,109

Net Amount Recognized	$444,292	$393,536

          The estimated future benefit payments payable by year are as follows:

2005	$615,700
2006	2,800
2007	2,800
2008	2,800
2009	2,800
2010-2014	14,100

$641,000

	December 31,
	2004	2003
Projected benefit obligation	$719,916	$684,510
Accumulated benefit obligation	719,916	684,510
Fair value of plan assets	625,471	512,617

  Net periodic pension expense is comprised of the following components:

	Year ended Dec. 31, 2004	Year ended Dec. 31, 2003	Year ended Dec. 31, 2002
Interest cost	$33,987	$36,366	$42,030
Expected return on plan assets	(39,688)	(35,090)	(38,995)
Amortization of unrecognized transition obligation	7,791	7,791	7,791
Amortization of net loss	19,233	23,126	12,883
Settlement	—	37,258	—

Net periodic pension expense	$21,323	$69,451	$23,709

        The change in minimum liability with respect to pension benefits included in comprehensive income (loss) is as follows:

	Years ended December 31,
	2004	2003	2002
(Decrease) increase in minimum liability included in comprehensive income (loss)	$(18,901)	$(51,306)	$242,795

  Assumptions

  Weighted average assumptions used to determine benefit obligations at December 31:

	2004	2003	2002
Discount rate	5%	5%	5.4%

  Weighted average assumptions used to determine periodic benefit cost for years ended December 31:

	2004	2003	2002
Discount rate	5.0%	5.0%	5.4%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%

        The discount rate is based upon applicable interest rates prescribed in the Plan for lump sum settlement payments.

        The expected long-term rate of return is selected based upon the expected duration of the projected benefit obligation for the plan and the asset mix of the plan. There is no assumed increase in compensation levels since future benefit accruals have ceased as discussed above. The unrecognized transition liability and unrecognized net loss are being amortized over 30.4 and 18.2 years, respectively.

        The Company's pension plan weighted average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

Asset Category	2004	2003
Cash and money markets	5.16%	9.26%
Equity securities	47.72%	48.93%
Debt securities	41.80%	41.81%
Other	5.32%	—

Total	100.00%	100.00%

        The Company's investment policy is to maximize the total rate of return (income and appreciation) with a view to the long-term funding objectives of the pension plan. Therefore the plan assets are diversified to the extent necessary to minimize risk and to achieve optimal balance between risk and return and between income and growth of assets though capital appreciation.

        In 2004 and 2003, none of the Company's stock was included in the equity securities component.

  Cash flows

        The Company expects to contribute approximately $57,000 to the pension plan in 2005.

        As required by Statement of Financial Accounting Standards No. 87, the Company recorded a pension liability of $94,445 at December 31, 2004 (included in Accrued Pension Expense) to reflect the excess of accumulated benefits over the fair value of pension plan assets. Since the required additional pension liability is in excess of the unrecognized prior service cost (unrecognized transition obligation), an amount equal to the unrecognized prior service cost has been recognized as an intangible asset in the amounts of $104,529 and $112,320 (included in "Other assets") as of December 31, 2004 and 2003, respectively. The remaining liability required to be recognized is reported as a separate component of stockholders' equity.

        The Company has a defined contribution retirement and savings plan (the "401(k) Plan") designed to qualify under Section 401(k) of the Internal Revenue Code (the "Code"). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l (k) Plan are invested in stock, bond and money market mutual funds. For the years ended December 31, 2004, 2003 and 2002, and the Company made contributions totaling $46,879, $47,225 and $42,288, respectively, to the 401(k) Plan.

(12)    Income Taxes

        The provision for (benefit from) income taxes is comprised of the following:

	Years Ended
	2004	2003	2002
Current:
Federal	$—	$5,910	$—
State	—	2,875	—
Foreign	25,695	22,619	27,688

	25,695	31,404	27,688
Deferred:
Federal	135,988	137,000	72,000
State	18,500	21,000	10,000
Foreign	(22,500)	(22,500)	(2,394)

	131,988	135,500	79,606

	$157,683	$166,904	$107,294

        As of December 31, 2004, the Company has net Federal tax operating loss carryforwards of approximately $4,100,000 which may be applied against future taxable income and expire from 2005 through 2023. Future utilization of these net operating loss carryforwards will be limited under existing tax law due to the change in control of the Company in 2001. The Company also has available tax credit carryforwards of approximately $141,000.

        The net deferred tax liability is included in other liabilities on the accompanying consolidated balance sheets.

        The following is a summary of deferred tax assets and liabilities:

	December 31,
	2004	2003
Current assets:
Accounts receivable	$185,241	$77,438
Stock options	119,557	119,557
Inventory reserves	369,156	219,154
Accrued expenses	295,191	274,523

	969,145	690,672
Non-current assets:
Capital lease	512,932	—
Property and equipment	—	28,457
Identifiable intangible assets	57,669	41,559
Net operating loss carryforwards	1,494,123	1,517,551
Tax credit carryforwards	141,000	146,770

	2,205,724	1,734,337
Non-current liabilities:
Goodwill and trade names	(1,414,610)	(243,489)
Property and equipment	(465,148)	(10,084)
Identifiable intangible assets	(366,391)	(247,500)

	(2,246,149)	(501,073)

Net deferred tax asset (liability)	928,720	1,923,936
Valuation allowances	(2,568,330)	(2,425,009)

Net deferred tax liabilities	$(1,639,610)	$(501,073)

        The increase in the net deferred tax liability includes approximately $1,699,000 of deferred tax liabilities and approximately $692,000 of deferred tax assets, net of valuation allowance of approximately $143,000, relating to the Silipos acquisition in September 2004.

        Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded a deferred income tax expense of approximately $154,000, $158,000 and $82,000 during the years ended December 31, 2004, 2003 and 2002, respectively, which would not have been required prior to the adoption of SFAS 142.

        The deferred income tax recorded in 2003 was partially offset by the recognition of a deferred tax benefit of approximately $6,000 related to an alternative minimum tax carryforward.

        The following is a summary of the domestic and foreign components of income (loss) before income taxes:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Domestic	$418,560	$317,081	$(1,113,923)
Foreign	113,911	(155,648)	115,560

	$532,471	$161,433	$(998,363)

        The Company's effective provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:

	Year ended December 31, 2004		Year ended December 31, 2003		Year ended December 31, 2002
	Amount	%	Amount	%	Amount	%
Provision at Federal statutory rate	$181,040	34.0	$54,887	34.0	$(339,443)	(34.0)
Other (Permanent items)	12,768	2.4	5,100	3.2	(23,576)	(2.4)
Increase (decrease) in taxes resulting from:
State income tax expense, net of federal benefit	18,500	3.5	15,760	9.7	6,600	0.7
Foreign (income) losses with no tax benefit provided	(38,730)	(7.3)	52,920	32.8
Foreign taxes	3,195	0.6	—	—	25,294	2.5
(Use) of net operating loss and credit carryforwards	—	—	—	—	(140,761)	(14.1)
Change in tax rate	—	—	—	—	(258,300)	(25.9)
Change in valuation allowance	—	—	16,768	10.4	837,480	83.9
Other	(19,090)	(3.6)	21,469	13.3	—	—

Effective tax rate	$157,683	29.6%	$166,904	103.4%	$107,294	10.7%

(13) Reconciliation of Basic and Diluted Earnings Per Share

        Basic earnings per common share ("EPS") are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the years ended December 31, 2004, 2003 and 2002 exclude approximately 611,000, 623,000 and 609,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the convertible notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the years ended December 31, 2004, 2003 and 2002. Had the impact of the convertible notes been included in the calculation of diluted earnings per share, net income would have increased by approximately $777,000 for the year ended December 31, 2004 and net loss would have decreased by approximately $777,000 in each of the years ended December 31, 2003 and 2002. Additionally, the diluted weighted average shares would have increased by 2,431,500 for each of the years ended December 31, 2004, 2003 and 2002, to reflect the conversion of the convertible notes. The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Years ended December 31,
	2004			2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net income (loss)	$374,788	4,395,180	$.09	$(5,471)	4,374,396	$(.00)	$(1,105,657)	4,245,711	$(.26)
Effect of Dilutive Securities
Stock options warrants and stock awards	—	398,259	(.01)	—	—	—	—	—	—

Diluted EPS	$374,788	4,793,439	$.08	$(5,471)	4,374,396	$(.00)	$(1,105,657)	4,245,711	$(.26)

(14) Related Party Transactions

        Consulting Agreement with Kanders & Company, Inc.    On November 12, 2004, Langer, Inc., entered into a consulting agreement (the "Consulting Agreement") with Kanders & Company, Inc. ("Kanders & Company"), the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company's Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC ("Langer Partners"), the Company's largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company's non-exclusive consultant to provide us with strategic consulting and corporate development services for a term of three years. Kanders & Company will receive, pursuant to the agreement, an annual fee of $200,000 and may receive separate compensation for assistance, at the Company's request, with certain transactions or other matters to be determined by the board from time to time, and options to purchase 240,000 shares of the Company's common stock at an exercise price of $7.50 per share, vesting in three equal annual installments beginning on November 12, 2005. The Company has also agreed to provide Kanders & Company with indemnification protection which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error or misstatement by Kanders & Company alleged by any claimant. The Consulting Agreement replaced a previous agreement for similar consulting services, pursuant to which Kanders & Company received an annual fee of $100,000, options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.525 per share, and the indemnification protection described above. The Company paid or accrued $113,611, $100,000 and $100,000 during the years ended December 31, 2004, 2003 and 2002, respectively, pursuant to the Consulting Agreement and a previous consulting agreement.

        In November 2004, the Board of Directors approved a May 1, 2005 grant of 100,000 shares of restricted stock to Kanders & Company, provided Mr. Kanders has not resigned as Chairman of the Board, all of which vest on November 12, 2007, and which accelerate upon termination of the consulting agreement, death of Mr. Kanders, or the change of control of the Company.

        Note and Warrant Purchase Agreement.    On September 30, 2004, the Company sold (a) an aggregate principal amount of $5,500,000 of the Company's 7% Senior Subordinated Notes due September 30, 2007 (the "Subordinated Notes"), and (b) warrants to purchase an aggregate of 110,000 shares of the Company's common stock at an exercise price of $0.02 per share (the "Warrants") pursuant to a Note and Warrant Purchase Agreement dated September 30, 2004 by and among the Company and ten accredited investors, including Langer Partners. The Subordinated Notes and Warrants were sold by the Company to finance the cash portion of the Silipos acquisition. Langer Partners purchased and holds $750,000 principal amount of the Subordinated Notes and Warrants to purchase 15,000 shares of the Company's common stock. The Subordinated Notes are prepayable at any time without penalty, and interest will accrue on the unpaid principal amount of the Subordinated Notes at the rate of 7% per annum, payable semi-annually in arrears on the last day of June and December in each year until the maturity date. The Warrants are exercisable commencing the earlier of (i) six months after the refinancing or prepayment of the Subordinated Notes, or (ii) September 30, 2005. The Warrants expire September 30, 2009. The exercise price of the Warrants is subject to adjustment in certain circumstances. The fair value of the Warrants was determined to be $735,900 using the Black Scholes pricing model. This amount was recognized as a discount to the Senior Subordinated Notes and is being amortized over the term of the Company's 7% Senior Subordinated Notes due September 30, 2007 and recorded as an additional interest expense. Under the Note and Warrant Purchase Agreement, the Company agreed to use its best efforts to file a shelf registration statement covering resales of the shares underlying the Warrants by December 31, 2005.

        4% Convertible Subordinated Notes.    On October 31, 2001, the Company sold $14,589,000 of the Company's 4% Convertible Subordinated Notes due August 31, 2006 in a private placement. The notes are convertible into approximately 2,431,500 shares of the Company's common stock at a conversion price of $6.00 per share, subject to adjustment in certain circumstances. Langer Partners purchased and currently holds $2,500,000 principal amount of the Company's 4% Convertible Subordinated Notes. Additionally, several persons and entities that have family relationships with Warren Kanders purchased and currently hold an aggregate of $590,000 principal amount of these notes.

        On October 31, 2001, Langer Partners entered into an agreement with Oracle Investment Management, Inc. ("Oracle"), pursuant to which Langer Partners agreed not to, without the prior written consent of Oracle, sell, assign, pledge, or otherwise transfer any shares of all the Company's common stock owned by Langer Partners until such time as Oracle sells or otherwise transfers one-third or more of the 4% Convertible Subordinated Notes acquired by it, or shares of common stock received upon conversion of the notes. Oracle originally acquired and currently holds $4,000,000 in aggregate principal amount of the 4% Convertible Subordinated Notes. Neither Oracle nor its affiliates have converted any of the 4% Convertible Subordinated Notes to date. If Oracle transfers less than one-third of its interest in the 4% Convertible Subordinated Notes acquired by it or the shares of the Company's common stock it would receive upon conversion of the notes, Langer Partners will be permitted to transfer a pro-rata percentage of the Company's common stock owned by it. Langer

Partners further agreed with Oracle to vote all shares of common stock owned by Langer Partners in favor of so many nominees of Oracle to the Company's Board of Directors as is equal on a percentage basis to the aggregate percentage of the Company's common stock owned by Oracle on a fully diluted basis. Oracle is currently entitled to designate one Board nominee pursuant to this right. However, Oracle has not to date nominated a director.

        Tender Offer.    In February 2001, an investor group and management team, including the Company's current Chairman of the Board of Directors Warren B. Kanders, the Company's President, Chief Executive Officer and director, Andrew H. Meyers, and the Company's Board of Directors member, Gregory R. Nelson, obtained a controlling interest in Langer, by purchasing 1,362,509 shares of Langer at $1.525 per share, or approximately 51% of the then outstanding common stock of Langer, under the terms of a negotiated tender offer agreement with the Company. The aggregate purchase price paid by the group was $2,077,826. The investor group was also granted a 180 day option to purchase up to 1,400,000 additional shares of Langer common stock, with an initial exercise price of $1.525 per share, rising up to $1.60 per share. On May 14, 2001, the option was exercised in full and the shares were purchased at a price of $1.525 per share. As a result of the tender offer and option exercise, the investor group acquired approximately 57.8% of the outstanding common stock of Langer (without giving effect to the options granted to Kanders & Company and Andrew H. Meyers as discussed below) for an aggregate consideration of $4,212,826. In connection with the tender offer, the Company entered into an employment agreement with Mr. Meyers that provided that he would serve as the Company's President and Chief Executive Officer for a three-year term that would expire December 31, 2003 at a salary of $175,000 and granted him options to purchase 175,000 shares at an exercise price of $1.525. The Company also entered into a three year consulting agreement for financial advisory services with Kanders & Company, of which Mr. Kanders is sole stockholder, providing for an annual fee of $100,000, an award of options for 100,000 shares at a price of $1.525 per share (which equaled the price paid in the tender offer), and a non-renewal fee of $100,000, which Kanders & Company waived when it entered into a consulting agreement with the Company in November 2004.

        Loan to Steven Goldstein.    In April 2002, the Company made a full-recourse secured two-year term loan to Mr. Steven Goldstein, the Company's Executive Vice President, in the principal sum of $21,000, which provided for interest at the rate of 4% per year, compounded quarterly. The loan, along with applicable interest, was repaid in April 2004.

        Other related party transactions.    The Company has obtained certain technology related products and services from a company owned by the brother-in-law of Andrew Meyers, the Company's President, Chief Executive Officer and director. Costs incurred by the Company for such products and services were approximately $31,000, $142,000 and $127,700 in the years ended December 31, 2004, 2003 and 2002, respectively. The Company also engaged a company owned by Steven Goldstein's father-in-law to provide certain promotional and marketing goods and services to the Company. Costs incurred with respect to such goods and services for the years ended December 31, 2004, 2003 and 2002 were approximately $50,000, $56,000 and $47,000, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, who are, respectively, its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2004, are effective. No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter ended December 31, 2004, evaluation that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information set forth under the caption "Election of Directors" in the proxy statement to be distributed by the Board of Directors of the Company in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

        The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer, who are the Company's principal executive officer and principal financial and accounting officer, and to all of its other officers, directors and employees. The code of ethics may be accessed at www.langerinc.com, our Internet website, at the tab "Investor Relations". The Company intends to disclose future amendments to, or waivers from, certain provision of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 appearing under the caption "Executive Compensation" of the Company's proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 appearing under the caption "Certain Relationships and Related Transactions" of the Company's proxy statement for the 2005 Annual Meeting of the Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 appearing under the caption "Principal Accounting Fees and Services" of the Company's proxy statement for the 2005 annual meeting of the stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.    Financial Statement Schedules

        The following Financial Statement Schedule is filed as part of this Form 10-K:

        Schedule II—Valuation and Qualifying Accounts

LANGER, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II

	Sales Returns and Allowances	Allowance for Doubtful Accounts Receivable	Warranty Reserve	Inventory Reserve	Valuation Allowance for Deferred Tax Assets
At January 1, 2002	$20,944	$43,269	$40,342	$213,906	$1,570,761
Acquired	—	—	80,000	—	—
Additions	7,056	88,348	—	14,018	837,480
Deletions	—	(6,682)	(50,342)	(7,519)	—

At December 31, 2002	28,000	124,935	70,000	220,405	2,408,241
Additions	40,000	117,993	404,538	129,063	16,768
Deletions	—	(18,203)	(404,538)	(39,468)	—

At December 31, 2003	68,000	224,725	70,000	310,000	2,425,009
Additions	—	172,295	332,343	214,000	143,321
Deletions	—	(17,363)	(332,343)	(154,756)	—

At December 31, 2004	$68,000	$379,657	$70,000	$369,244	$2,568,330

        All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

2.    Exhibits

Exhibit No.	Description of Exhibit
3.1
Agreement and Plan of Merger dated as of May 15, 2002, between Langer, Inc., a New York corporation, and Langer, Inc., a Delaware corporation (the surviving corporation), incorporated herein by reference to Appendix A of our Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 27, 2002, filed with the Securities and Exchange Commission on May 31, 2002.
3.2
Certificate of Incorporation, incorporated herein by reference to Appendix B of our Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 27, 2002, filed with the Securities and Exchange Commission on May 31, 2002.
3.3
By-laws, incorporated herein by reference to Appendix C of our Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 27, 2002, filed with the Securities and Exchange Commission on May 31, 2002.

4.1	Specimen of Common Stock Certificate, incorporated herein by reference to our Registration Statement of Form S-1 (File No. 2-87183).
10.1
Employment Agreement between Langer, Inc. and Andrew H. Meyers, dated as of February 13, 2001, incorporated herein by reference to, Exhibit 10.6 of our Annual Report on Form 10-K filed on May 29, 2001 (File No. 000-12991).+
10.2	Employment Agreement between Langer, Inc. and Steven Goldstein, dated as of November 15, 2004.†+
10.3	Consulting Agreement between Langer, Inc. and Kanders & Company, Inc., dated November 12, 2004.†+
10.4	Option Agreement between Langer, Inc. and Kanders & Company, Inc., dated February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(G) to the Schedule TO (File Number 005-36032).+
10.5
Registration Rights Agreement between Langer, Inc. and Kanders & Company, Inc., dated February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(I) to the Schedule TO (File Number 005-36032).
10.6	Indemnification Agreement between Langer, Inc. and Kanders & Company, Inc., dated February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(J) to the Schedule TO (File Number 005-36032).
10.7
Letter Agreement among Langer, Inc., OrthoStrategies, OrthoStrategies Acquisition Corp, Steven V. Ardia, Thomas I. Altholz, Justin Wernick, and Kenneth Granat, dated December 28, 2000, incorporated herein by reference to Exhibit (d)(1)(K) to the Schedule TO (File Number 005-36032).
10.8	Letter Agreement between Langer, Inc. and Daniel Gorney, dated as of December 28, 2000, incorporated herein by reference to Exhibit (d)(1)(O) to the Schedule TO (File Number 005-36032).
10.9	Letter Agreement between Langer, Inc. and Thomas Archbold, dated as of December 28, 2000, incorporated herein by reference to Exhibit (d)(1)(P) to the Schedule TO (File Number 005-36032).
10.10	Letter Agreement between Langer, Inc. and Ronald J. Spinelli, dated as of December 28, 2000, incorporated herein by reference to Exhibit (d) (1) (Q) to the Schedule TO (File Number 005-36032).
10.11	The Company's 2001 Stock Incentive Plan incorporated herein by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.+
10.12	Langer Biomechanics Group Retirement Plan, restated as of July 20, 1979 incorporated by reference to our Registration Statement of Form S-1 (File No. 2-87183).
10.13
Agreement, dated March 26, 1992, and effective as of March 1, 1992, relating to our 401(k) Tax Deferred Savings Plan incorporated by reference to our Form 10-K for the fiscal year ended February 29, 1992.
10.14
Consulting Agreement between Langer, Inc. and Stephen V. Ardia, dated November 29, 2000 incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2001.+

10.15
Our Promissory Note in favor of Andrew H. Meyers, dated February 13, 2001 incorporated by reference to Exhibit 99.1 of our Form 8-K Current Report, filed with the Securities and Exchange Commission on February 28, 2001.
10.16
Form of Indemnification Agreement for Langer, Inc.'s executive officers and directors, incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2001.
10.17	Copy of Lease related to Langer, Inc.'s Deer Park, NY facilities incorporated by reference to Exhibit 10(f) of our Annual Report on Form 10-K for the fiscal year ended February 28, 1993.
10.17.1	Copy of Amendment to Lease of Langer, Inc.'s Deer Park, NY facility dated February 19, 1999.††
10.18
Asset Purchase Agreement, dated May 6, 2002, by and among Langer, Inc., GoodFoot Acquisition Co., Benefoot, Inc., Benefoot Professional Products, Inc., Jason Kraus, and Paul Langer, incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2002.
10.19
Registration Rights Agreement, dated May 6, 2002, among Langer, Inc., Benefoot, Inc., Benefoot Professional Products, Inc., and Dr. Sheldon Langer, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2002.
10.20
Promissory Note, dated May 6, 2002, made by Langer, Inc. in favor of Benefoot, Inc., incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2002.
10.21
Promissory Note, dated May 6, 2002, made by Langer, Inc. in favor of Benefoot Professional Products, Inc., incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2002.
10.22
Stock Purchase Agreement, dated January 13, 2003, by and among Langer, Inc., Langer Canada Inc., Raynald Henry, Micheline Gadoury, 9117-3419 Quebec Inc., Bi-Op Laboratories Inc., incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2003.
10.23
Employment Agreement between Langer, Inc. and Joseph Ciavarella dated as of February 16, 2004, incorporated herein by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2003.+
10.24
Option Agreement between Langer, Inc. and Joseph P. Ciavarella dated as of March 24, 2004, incorporated herein by reference to Exhibit 10.34 of our Annual Report on Form 10-K for the year ended December 31, 2003.+
10.25
Stock Purchase Agreement, dated as of September 22, 2004, by and among Langer, Inc., LRC North America, Inc., SSL Holdings, Inc., and Silipos, Inc., incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
10.26
Stock Pledge and Agency Agreement, dated September 30, 2004, by and among Langer, Inc., SSL Holdings, Inc., and Pepper Hamilton LLP., incorporated herein by reference to Exhibit 4.4 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.

10.27
$7,500,000 Secured Promissory Note due March 31, 2006, incorporated herein by reference to Exhibit 4.5 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
10.28
$3,000,000 Promissory Note due December 31, 2009, incorporated herein by reference to Exhibit 4.6 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
10.29
Note and Warrant Purchase Agreement, dated September 30, 2004, by and among Langer, Inc., and the investors named therein, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
10.30
Form of 7% Senior Subordinated Note due September 30, 2007, incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
10.31
Form of Warrant to purchase shares of the common stock of Langer, Inc., incorporated herein by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
10.32
Supply Agreement, dated as of August 20, 1999, by and between Silipos, Inc., and Poly-Gel, L.L.C. incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the nine months ended September 30, 2004.
10.33	Employment Agreement between Langer, Inc. and W. Gray Hudkins, dated as of November 15, 2004.†+
10.34
Amendments dated as of November 12, 2004, October 28, 2004, August 31, 2004, May 28, 2004, March 30, 2004, January 30, 2004 and December 1, 2003, to Employment Agreement dated as of February 13, 2001, between us and Andrew H. Meyers.†+
10.35	Stock Option Agreement between Langer, Inc. and W. Gray Hudkins, dated November 12, 2004.†+
10.36	Stock Option Agreement between Langer, Inc. and Steven Goldstein, dated November 12, 2004.†+
10.37	Restricted Stock Agreement between Langer, Inc. and W. Gray Hudkins, dated November 12, 2004.†+
10.38
Form of 4% Convertible Subordinated Note due August 31, 2006, incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K Filed with the Securities and Exchange Commission on November 13, 2001.
10.39	Letter Agreement dated October 31, 2001, between Langer Partners, LLC and Oracle Management.†
10.40	Stock Option Agreement between Langer, Inc. and Kanders & Company, Inc. dated November 12, 2004.†
10.41	Patent License Agreement, including amendment no. 1 thereto, between Applied Elastomerics, Inc. and SSL Americas, Inc., dated effective November 30, 2001.
10.42	Assignment and Assumption Agreement, dated as of September 30, 2004, by and between SSL Americas, Inc. and Silipos, Inc.

10.43	License Agreement, dated as of January 1, 1997, by and between Silipos, Inc. and Gerald P. Zook.
10.44
Copy of Lease between 366 Madison Inc. and Silipos, Inc., dated April, 1995; Lease Modification and Extension Agreement, dated November 1, 1995; and Second Lease Modification and Extension Agreement, dated December 16, 1997.
10.45
Copy of Sublease between Calamar Enterprises, Inc. and Silipos, Inc., dated May 21, 1998; First Amendment to Sublease between Calamar Enterprises, Inc. and Silipos, Inc., dated July 15, 1998; and Second Amendment to Sublease between Calamar Enterprises, Inc. and Silipos, Inc., dated March 1, 1999.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.
32.1	Section 1350 Certification by Principal Executive Officer.
32.2	Section 1350 Certification by Principal Financial Officer.

†
Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-120718) filed with the Securities and Exchange Commission on November 23, 2004.

††
Incorporated by reference to Amendment No. 2, filed with the Securities and Exchange Commission on February 11, 2005, of our Registration Statement on Form S-1 (File No. 333-120718).

+
This exhibit represents a management contract or compensation plan.

SIGNATURES

        Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANGER, INC.
Date: March 30, 2005	By:	/s/ ANDREW H. MEYERS Andrew H. Meyers President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JOSEPH P. CIAVARELLA Joseph P. Ciavarella Vice President and Chief Financial Officer (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2005	By:	/s/ WARREN B. KANDERS Warren B. Kanders Director
Date: March 30, 2005	By:	/s/ BURTT R. EHRLICH Burtt R. Ehrlich Director
Date: March 30, 2005	By:	/s/ JONATHAN R. FOSTER Jonathan R. Foster Director
Date: March 30, 2005	By:	/s/ ARTHUR GOLDSTEIN Arthur Goldstein Director
Date: March 30, 2005	By:	/s/ GREGORY R. NELSON Gregory R. Nelson Director

QuickLinks

Langer, Inc. Annual Report on Form 10-K For The Year Ended December 31, 2004 Table of Contents
PART I
  ITEM 1. BUSINESS
Special Note Regarding Forward-looking Statements
Certain Factors That May Affect Future Results
Risks Related to Our Operations
Risks Related to Our Common Stock
Where You Can Find More Information
  ITEM 2. PROPERTIES
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
LANGER, INC. AND SUBSIDIARIES Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
LANGER, INC. AND SUBSIDIARIES Consolidated Balance Sheets
LANGER, INC. AND SUBSIDIARIES Consolidated Statements of Operations
LANGER, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
LANGER, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
LANGER, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
PART III
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES