Form 10-Q
period 2005-03-31
LANGER INC
filed 2005-05-23
CIK 725460

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12991

LANGER, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2239561
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

450 Commack Road, Deer Park, New York  11729-4510

(Address of principal executive offices)  (Zip code)

Registrant’s telephone number, including area code:  (631) 667-1200

* * * * * * * * * * *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒    NO    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES    ☐    NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.02  –  4,397,933 shares as of May 10, 2005.

INDEX

LANGER, INC. AND SUBSIDIARIES
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets As of March 31, 2005 (Unaudited) and December 31, 2004	3

	Unaudited Consolidated Statements of Operations Three month periods ended March 31, 2005 and 2004	4

	Unaudited Consolidated Statements of Stockholders’ Equity Three month period ended March 31, 2005	5

	Unaudited Consolidated Statements of Cash Flows Three month periods ended March 31, 2005 and 2004	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 6.	Exhibits	35

Signatures		36

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,846,633	$3,909,849
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $489,579 and $447,657, respectively	6,278,443	7,055,505
Inventories, net	4,706,838	4,846,083
Prepaid expenses and other	1,827,234	1,387,800
Total current assets	17,659,148	17,199,237
Property and equipment, net	7,154,413	7,181,277
Identifiable intangible assets, net	9,183,681	9,342,898
Goodwill	13,089,151	13,321,151
Other assets	723,522	762,013
Total assets	$47,809,915	$47,806,576
Liabilities and Stockholders’ Equity
Current liabilities:
Secured promissory note payable	$7,795,372	$7,986,000
Promissory note payable	3,000,000	—
Obligation under Put Option	—	1,750,000
Accounts payable	1,269,110	1,139,953
Unearned revenue	627,783	670,513
Other current liabilities	4,331,352	4,265,345
Total current liabilities	17,023,617	15,811,811
Non current liabilities:
Long-term debt:
Convertible notes	14,589,000	14,589,000
Promissory note payable	—	2,737,000
Senior subordinated notes payable	4,879,588	4,821,498
Obligation under capital lease, excluding current installments	2,700,000	2,700,000
Unearned revenue	104,814	116,000
Accrued pension expense	94,445	94,445
Deferred income taxes payable	1,676,610	1,639,610
Other liabilities	86,794	82,519
Total liabilities	41,154,868	42,591,883
Commitments and contingencies (Notes 2 and 10)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 4,505,033 at each balance sheet date	90,101	90,101
Additional paid-in capital	14,441,541	14,441,541
Unearned stock compensation	(231,250)	(277,083)
Accumulated deficit	(7,374,060)	(8,784,352)
Accumulated other comprehensive loss	(155,828)	(140,057)
	6,770,504	5,330,150
Treasury stock at cost, 67,100 shares	(115,457)	(115,457)
Total stockholders’ equity	6,655,047	5,214,693
Total liabilities and stockholders’ equity	$47,809,915	$47,806,576

See accompanying notes to unaudited consolidated financial statements.

LANGER, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2005	2004

Net sales	$10,397,193	$5,763,936
Cost of sales	5,502,060	3,790,586
Gross profit	4,895,133	1,973,350

General and administrative expenses	2,300,098	1,174,134
Selling expenses	1,938,543	807,689
Research and development expenses	130,303	—
Operating income (loss)	526,189	(8,473)

Other income (expense):
Interest income	81,076	44,347
Interest expense	(918,457)	(204,966)
Change in fair value of Put Option	1,750,000	—
Other	10,484	—

Other income (expense), net	923,103	(160,619)

Income (loss) before income taxes	1,449,292	(169,092)
Provision for income taxes	39,000	50,000
Net income (loss)	$1,410,292	$(219,092)

Net income (loss) per common share:
Basic	$.32	$(.05)
Diluted	$.22	$(.05)

Weighted average number of common shares used in computation of net income (loss) per share:
Basic	4,397,933	4,380,422
Diluted	7,418,362	4,380,422

See accompanying notes to unaudited consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2005

(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
				Unearned	Additional		Foreign	Minimum		Total
	Common Stock		Treasury	stock	paid-in	Accumulated	currency	pension	Comprehensive	stockholders’
	Shares	Amount	stock	compensation	capital	deficit	translation	liability	income	equity

Balance at January 1, 2005	4,505,033	$90,101	$(115,457)	$(277,083)	$14,441,541	$(8,784,352)	$294,151	$(434,208)		$5,214,693

Net income	—	—	—	—	—	1,410,292	—	—	$1,410,292	—

Foreign currency adjustment	—	—	—	—	—	—	(15,771)	—	(15,771)	—

Total comprehensive income	—	—	—	—	—	—	—	—	$1,394,521	1,394,521

Amortization of unearned stock compensation	—	—	—	45,833	—	—	—	—		45,833

Balance at March 31, 2005	4,505,033	$90,101	$(115,457)	$(231,250)	$14,441,541	$(7,374,060)	$278,380	$(434,208)		$6,655,047

See accompanying notes to unaudited consolidated financial statements.

LANGER, INC.  AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash Flows From Operating Activities:

Net income (loss)	$1,410,292	$(219,092)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	393,986	229,835
Gain on sale of property and equipment	(10,402)	—
Change in fair value of Put Option	(1,750,000)	—
Amortization of interest expense relating to increasing-rate debt and term-extending option on the $7.5 Million Note	304,372	—
Amortization of debt acquisition costs	55,501	—
Amortization of debt discount	58,090	—
Amortization of unearned stock compensation	45,833	—
Provision for doubtful accounts receivable	45,000	24,000
Deferred income taxes	37,000	37,000
Changes in operating assets and liabilities:
Accounts receivable	726,627	29,339
Inventories	134,795	(360,563)
Prepaid expenses and other assets	(458,316)	(209,273)
Accounts payable and other current liabilities	207,584	131,791
Unearned revenue and other liabilities	(56,253)	17,268

Net cash provided by (used in) operating activities	1,144,109	(319,695)

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	70,000	—
Purchase of property and equipment	(273,850)	(321,362)

Net cash used in investing activities	(203,850)	(321,362)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	—	1,600
Net cash provided by financing activities	—	1,600
Effect of exchange rate changes on cash	(3,475)	6,540
Net increase (decrease) in cash and cash equivalents	936,784	(632,917)
Cash and cash equivalents at beginning of period	3,909,849	5,533,946
Cash and cash equivalents at end of period	$4,846,633	$4,901,029
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$195,714	$2,828
Supplemental Disclosures of Non-cash Investing Activities:
Reduction in purchase price of business acquired satisfied by the reduction of the principal balance of the $7.5 Million Note	$232,000	$—

See accompanying notes to unaudited consolidated financial statements.

LANGER, INC.

AND SUBSIDIARIES

Notes To Unaudited Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

(a)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the related financial statements and consolidated notes, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(b)   Derivative Financial Instruments

In the consolidated financial statements for the year ended December 31, 2004, the Company accounted for its option to make a cash payment of $500,000 on March 31, 2005, or increase the principal amount of the Company’s $7.5 million secured promissory note due March 31, 2006 (the “$7.5 Million Note”) by $1 million effective April 1, 2005 (either payment a “Protection Payment”), if the Company does not prepay the $7.5 Million Note by March 31, 2005, as an embedded derivative which required bifurcation under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” Additionally, the Company accounted for the option embedded in its $3.0 million promissory note due December 31, 2009 (the “$3.0 Million Note”) to receive a payment equal to one half of the actual Protection Payment made under the $7.5 Million Note if the $3.0 Million Note is prepaid by March 31, 2006, as an embedded derivative which requires bifurcation under SFAS No. 133. For the year ended December 31, 2004, the embedded derivative instruments in the $7.5 Million Note and the $3.0 Million Note were recorded at their fair value using the discounted cash flow method.

During the three months ended March 31, 2005, the Company determined that it should have accounted for the $7.5 Million Note as increasing-rate debt with a term-extending option under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt.” Additionally, the Company determined that it should have accounted for the $3.0 Million Note as debt with an embedded call option which requires bifurcation under SFAS No. 133. The embedded derivative instrument in the $3.0 Million Note should have been recorded at its fair value to an unrelated third-party market participant. The Company has determined that this change did not have a material impact on its financial position or results of operations for the year ended December 31, 2004, or its results of operations for the three months ended March 31, 2005 and, accordingly, this change has been reflected in its consolidated financial statements for the three months ended March 31, 2005. Note 4 to the consolidated financial statements further describes the Company’s current accounting with respect to the $7.5 Million Note and the $3.0 Million Note.

(c)   Provision for Income Taxes

For the three months ended March 31, 2005 and the three months ended March 31, 2004, the Company’s provision for income taxes on foreign operations was estimated at $2,000 and $13,000, respectively.

Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences.  As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses.  Therefore, the Company recorded a deferred income tax expense of approximately $37,000 each during the three months ended March 31, 2005 and the three months ended March 31, 2004, which would not have been required prior to the adoption of SFAS 142.

(d)   Reclassifications

Certain amounts have been reclassified in the prior period consolidated financial statements to present them on a basis consistent with the current year.

(e)   Seasonality

A substantial portion of the Company’s revenue is derived from the sale of custom orthotics. North American custom orthotic revenue has historically been significantly higher in the warmer months of the year, while custom orthotic revenue of the Company’s United Kingdom subsidiary has historically not evidenced any seasonality.

(f)    Stock Options

At March 31, 2005, the Company has two stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

		Three months ended March 31,
		2005	2004
Net income (loss) – as reported		$1,410,292	$(219,092)

Deduct:	Total stock-based employee compensation expense determined under fair value basis method for all awards, net of tax	(385,917)	(66,953)

Pro forma net income (loss)		$1,024,375	$(286,045)

Earnings (loss) per share:
Basic – as reported		$.32	$(.05)
Basic – pro forma		$.23	$(.07)

Diluted – as reported		$.22	$(.05)
Diluted – pro forma		$.16	$(.07)

(g)   Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing”, to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur.  The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is currently evaluating the impact of adoption of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), revising SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superceding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This

statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. As a result of the SEC’s April 2005 extension of the compliance date for SFAS 123(R), SFAS 123(R) will be effective for the Company as of the beginning of the 2006 fiscal year.  The adoption of this new accounting pronouncement is expected to have a material impact on the Company’s consolidated financial statements commencing with the first quarter of the year ending December 31, 2006.

NOTE 2 – ACQUISITION

(a)   Acquisition of Silipos

On September 30, 2004, the Company acquired all of the outstanding stock of Silipos, Inc. (“Silipos”) from SSL International plc (“SSL”).  Silipos is a manufacturer of gel-based products for the orthopedic, prosthetic and skincare markets, and operates out of a 40,000 square-foot manufacturing facility in Niagara Falls, New York, and a sales and marketing office in New York City.  Silipos was acquired because of its distribution channels and its proprietary products.  The purchase price for Silipos was determined by arm’s-length negotiations between the Company and SSL and was based in part upon analyses and due diligence which the Company performed on the financial records of Silipos, focusing on enterprise value, historic cash flows and expected future cash flow to determine valuation.  The results of operations of Silipos since September 30, 2004 (the date of acquisition) have been included in the Company’s consolidated financial statements.

The purchase price paid was $15.5 million, plus transaction costs of approximately $1.2 million, and was comprised of $5.0 million of cash paid at closing a $7.5 million secured promissory note and a $3 million note. (See Note 4, “Long Term Debt”, for a description of the notes).  On March 31, 2005, the Company entered into a settlement agreement and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million, and which is described more fully below.

Silipos was a party to a supply agreement with Poly-Gel, L.L.C. (“Poly-Gel”), Silipos’ former supplier of mineral based gels, under which the owners of Poly-Gel had the option to require Silipos to purchase Poly-Gel at a purchase price equal to 1.5 times Poly-Gel’s revenue for the twelve month period ending immediately prior to the exercise of the option (the “Put Option”).  The fair value of the obligation under the Put Option was $2,355,000, at September 30, 2004. The fair value of the obligation under the Put Option was $1,750,000 at December 31, 2004.  The Company recorded the reduction in the fair value of the obligation under the Put Option of $605,000 as a gain on change in the fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. The Put Option expired unexercised on February 16, 2005, and the Company did not otherwise acquire Poly-Gel.  The Company recorded the expiration of the Put Option as an additional gain of $1,750,000 during the three months ended March 31, 2005.

The Silipos purchase agreement provides that if the Company acquires Poly-Gel prior to March 31, 2006, for less than $4,500,000, and liabilities and damages relating to claims brought by Poly-Gel arising out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulation) of Poly-Gel, as well as any other alleged violations of the supply agreement (the “Potential Poly-Gel Claims”), do not exceed $2,000,000, the Company is obligated pursuant to the terms of the Silipos purchase agreement to pay SSL an additional amount of $4,500,000 less the purchase price paid for Poly-Gel, which could result in a payment to SSL of up to $4.5 million.  The Company’s aggregate liability under this provision of the Silipos purchase agreement could be as high as $4.5 million.

If the Company does not acquire Poly-Gel prior to March 31, 2006 and the amount of any liabilities for Potential Poly-Gel Claims, as defined in the Silipos purchase agreement, do not exceed $2,500,000, then the

Company will be obligated under the Silipos purchase agreement to pay SSL $1,000,000, plus an amount not to exceed $500,000, for certain costs incurred by SSL in defense of any such Potential Poly-Gel Claims.  The Company will record the $1,000,000 payment as contingent consideration under SFAS No. 141 when it becomes payable as additional goodwill and will record any amount due as payment for costs incurred by SSL up to $500,000 in the consolidated statement of operations when incurred.  Additionally, the Company recorded approximately $292,000 as transaction expenses associated with a possible acquisition of Poly-Gel that was abandoned, which was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2004.

Allocation of Silipos’ purchase price among the assets acquired and liabilities assumed is based on the Company’s evaluation of the fair value of the assets and liabilities of Silipos.

The following table sets forth the components of the purchase price:

Total cash consideration	$5,000,000
Promissory notes issued	10,268,000	(1)
Transaction costs paid or accrued	1,019,626
Total purchase price	$16,287,626

(1)    On March 31, 2005, the Company entered into a settlement agreement and limited release among the parties to the Silipos purchase agreement.  Under the terms of the settlement agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement.  The reduction to the purchase price was satisfied by decreasing the principal amount of the $7.5 million secured promissory note, which is due on March 31, 2006, and is reflected above.

The following table provides the allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at September 30, 2004:

Assets:
Cash and cash equivalents	$378,264
Accounts receivable	3,365,847
Inventories	2,111,511
Other current assets	326,996
Property and equipment	4,059,300
Goodwill	8,389,001
Identifiable intangible assets (trade name of $2,688,000, repeat customer base of $1,680,000, and licensing agreement and related technology of $1,364,000)	5,732,000
Deferred income tax assets	692,047
25,054,966

Liabilities:
Accounts payable	594,982
Obligation under Put Option	2,355,000
Accrued liabilities	1,418,762
Capital lease obligation	2,700,000
Deferred income taxes payable	1,698,596
8,767,340
Total purchase price	$16,287,626

In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill and intangible assets with indefinite lives.  The value allocated to goodwill in the purchase of Silipos is not deductible for income tax purposes.

Below are unaudited pro forma results of operations for the three months ended March 31, 2004, as if the Company acquired Silipos on January 1, 2004.  Such pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the three months ended March 31, 2004 were:

Net sales	$10,836,334
Net loss	$(9,357,299	)(1)
Loss per share	$(2.14)

(1)  Includes loss on impairment of historic goodwill of Silipos of $9,124,344.

(b)  Identifiable intangible assets

Identifiable intangible assets at December 31, 2004 consisted of:

Assets	Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names	indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements	7/8 Years	630,000	187,197	442,803
License agreements and related technology	11 Years	1,600,000	386,010	1,213,990
Repeat customer base	20 Years	500,000	50,000	450,000
Trade Names - Silipos	indefinite	2,688,000	—	2,688,000
Repeat customer base - Silipos	7 Years	1,680,000	60,000	1,620,000
License agreements and related technology - Silipos	9.5 Years	1,364,000	35,895	1,328,105
		$10,062,000	$719,102	$9,342,898

Identifiable intangible assets at March 31, 2005 consisted of:

Assets	Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names	indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements	7/8 Years	630,000	207,909	422,091
License agreements and related technology	11 Years	1,600,000	422,371	1,177,629
Repeat customer base	20 Years	500,000	56,250	443,750
Trade Names - Silipos	indefinite	2,688,000	—	2,688,000
Repeat customer base - Silipos	7 Years	1,680,000	120,000	1,560,000
License agreements and related technology - Silipos	9.5 Years	1,364,000	71,789	1,292,211
		$10,062,000	$878,319	$9,183,681

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended March 31, 2005 and the three months ended March 31, 2004 was $159,217 and $63,327, respectively.  As of December 31, 2004, the estimated future amortization expense is $637,000 per annum for 2005 to 2008 and $615,000 for 2009.

(c)           Goodwill

Changes in goodwill for the three months ended March 31, 2005 and for the year ended December 31, 2004 are as follows:

	Orthopedics	Skincare	Total
Balance, January 1, 2004	$4,536,198	$—	$4,536,198
Purchase price adjustments related to achievement of milestones	163,952	—	163,952
Acquisition of Silipos	6,034,701	2,586,300	8,621,001
Balance, December 31, 2004	10,734,851	2,586,300	13,321,151
Purchase price adjustments related to Silipos	(162,400)	(69,600)	(232,000)
Balance, March 31, 2005	$10,572,451	$2,516,700	$13,089,151

NOTE 3 – INVENTORIES, NET

	March 31, 2005	December 31, 2004
	(Unaudited)
Raw materials	$2,670,135	$2,621,930
Work-in-process	314,130	466,980
Finished goods	2,166,661	2,126,417
	5,150,926	5,215,327
Less: Allowance for excess and obsolescence	444,088	369,244
	$4,706,838	$4,846,083

NOTE 4 – LONG-TERM DEBT

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the “Notes”), in a private placement.  Langer Partners, LLC, whose sole manager and voting member is Warren B. Kanders, the Company’s Chairman of the Board of Directors, holds $2,500,000 principal amount of these Notes.  The Notes are convertible into shares of the Company’s common stock at a conversion price of $6.00 per share (equal to the market value of the Company’s stock on October 31, 2001), subject to anti-dilution protections in the event that, among other things, the Company issues common stock or equity securities convertible into or exchangeable for common stock at a price below the conversion price of the Notes, and are subordinated to existing or future senior indebtedness of the Company.  Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, “Call”) the Notes, in whole or in part after August 31, 2003.  If the Company elects to Call any of the Notes, the holders of the Notes may elect to convert the Notes into the Company’s common stock. Interest is payable semi-annually on the last day of June and December.  Interest expense on these Notes for each of the three months ended March 31, 2005 and 2004 was $145,890.

The Company received net proceeds of $13,668,067 from the offering of the Notes.  The cost of raising these proceeds was $920,933, which is being amortized over the life of the Notes.  The amortization of these costs for each of the three months ended March 31, 2005 and 2004 was $48,443 and was included in interest expense in the related consolidated statements of operations.

The Company issued $1,800,000 in Promissory Notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were repaid on May 6, 2003 and the balance was repaid on May 6, 2004.  Related interest expense for the three months ended March 31, 2004 was $8,000.

On September 30, 2004, the Company completed the acquisition of all of the outstanding stock of Silipos (see Note 2 (a) - “Acquisition of Silipos”).  In connection with the acquisition of Silipos, the Company issued:

(i)    $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “Subordinated Notes”) to ten accredited investors;

(ii)   $7,500,000 principal amount of 5.5% secured promissory note due March 31, 2006 (the “$7.5 Million Note”) to SSL; and

(iii) $3,000,000 principal amount of 5.5% promissory note due December 31, 2009 (the “$3.0 Million Note”) to SSL.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos.  Langer Partners, LLC, whose sole manager and voting member is Warren B. Kanders, the Company’s Chairman of the Board of Directors since November 12, 2004, holds $750,000 principal amount of these Subordinated Notes.  As part of such issuance, the Company also issued warrants to purchase 110,000 shares of its common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which warrants are exercisable until September 30, 2009, commencing the earlier of (i) six months after the refinancing or prepayment of such notes, or (ii) September 30, 2005.  The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years.  Such amount is being amortized over the term of the Subordinated Notes, and recorded as an additional interest expense.  Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third-party for placing the debt which have a fair value of $75,800, using the Black-Scholes pricing model and the same assumptions used to value the other warrants.  The Company recorded interest expense of $96,250 with respect to the Subordinated Notes and recorded interest expense of $58,090 with respect to the amortization of the warrants during the three months ended March 31, 2005.  Additionally, the Company recorded amortization expense of $7,058 with respect to the debt placement fee during the three months ended March 31, 2005.  The Subordinated Notes had a carrying value of $4,879,588 and $4,821,498 on the balance sheets as of March 31, 2005 and December 31, 2004, respectively.

The $7.5 Million Note is secured by the pledge of the stock of Silipos and, if not repaid in full on or before March 31, 2005, the Company was obligated to make an additional payment of $500,000 or the principal amount would be increased by $1 million (either payment a “Protection Payment”).  Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005, which remains in effect until its maturity date of March 31, 2006. If not repaid on or before March 31, 2006, the $7.5 Million Note also provides for a default interest rate of 12% per annum, escalating 3% per annum for each additional 90 days thereafter up to the maximum rate permitted by law. Financial covenants under the $7.5 Million Note require that Silipos maintain a tangible net worth of at least $4.5 million and prohibits the Company from incurring any additional indebtedness except to borrow up to $3.5 million for working capital, any amounts that would have been required to be paid for the purchase of Poly-Gel pursuant to the Put Option, and equipment or capital leases up to a maximum of $500,000.  The Company has determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133 in that there is no provision for net settlement.  The Company followed the guidance of EITF No. 86-15 which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance).  Accordingly, the Company recorded additional interest expense of approximately $304,000 (in excess of the initial coupon rate of 5.5%) as an increase to the carrying value of the $7.5 Million Note for the three months ended March 31, 2005.

The $3.0 Million Note provides for a default interest rate of 11% per annum, escalating 3% per annum every 90 days thereafter up to the maximum rate permitted by law.  A default under the $7.5 Million Note constitutes a default under the $3.0 Million Note.  Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note are repaid prior to March 31, 2006.  The Company has determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note have been repaid in full by March 31, 2006, represented a call option (“Refund Provision”) that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund the Company is entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise.  The Company has concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment.  After reaching this determination, the Company followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation.  Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was and will be subsequently marked to market through earnings.  The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimus and accordingly, no asset was recorded at September 30, 2004.  Based upon a fair market value analysis to an unrelated third-party market participant, the Refund Provision was valued at $0 at March 31, 2005 due to the uncertainties associated with this call option.  In making this determination, consideration was given to the following factors:  1) the transaction was a negotiated private transaction; 2) there is no fluid or established market for this type of option or transaction; 3) there are few, if any, comparable options or transactions with which to compare the Refund Provision; 4) the Company’s liquidity and its ability to prepay the $7.5 Million Note in order to avoid having to make the Protection Payment or be in a position to collect under the Refund Provision; and 5) a number of factors outside of the Company’s control (e.g. the health of the public equity markets and the relatively short amount of time to refinance such note) are significant and result in high risk scenarios relative to the value of the Refund Provision to an unrelated third-party market participant.  Each of these factors was considered in determining the fair market value of the Refund Provision at March 31, 2005.

Both the $7.5 Million Note and the $3.0 Million Note are included as current liabilities in the balance sheet as of March 31, 2005, as it is the intention of the Company to repay the $7.5 Million Note and the $3.0 Million Note by March 31, 2006.  The Company accrued interest expense of approximately $407,000 (inclusive of approximately $304,000 of additional interest expense in excess of the initial coupon rate of 5.5%) and $41,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, in the three months ended March 31, 2005.  The Company recorded the $7.5 Million Note and the $3.0 Million Note at their face value which represented the fair value of the notes on their date of issuance (September 30, 2004).

On March 31, 2005, the Company entered into a settlement agreement and limited release among the parties to the Silipos purchase agreement.  Under the terms of the settlement agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement.  The reduction to the purchase price is being satisfied by amending and restating the $7.5 Million Note, which is due on March 31, 2006 to reflect the reduction in the purchase price of $232,000.  In addition, the $7.5 Million Note was amended and restated to reflect the Company’s election on March 15, 2005, in accordance with the terms of the note, to increase the principal amount effective, April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005.  As amended and effective as of April 1, 2005, the principal balance of the $7.5 Million Note is $8,268,000.  The carrying value of the $7.5 Million Note was approximately $7,795,000 at March 31, 2005.

Under the terms of the settlement agreement, the parties also agreed to amend and restate the $3.0 Million Note, which is due on December 31, 2009.  The $3.0 Million Note was amended and restated to provide that the note will be reduced by $500,000 if the $7.5 Million Note is repaid in full on or before May 31, 2005, and will be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note have been repaid in full on or before March 31, 2006.

NOTE 5 – SEGMENT INFORMATION

Prior to October 1, 2004, the Company operated in two segments, custom orthotics and distributed products.  Beginning October 1, 2004, following the acquisition of Silipos, the Company has operated in two new segments, orthopedic and skincare.  The segment information for the three months ended March 31, 2005 is reported utilizing these segments, and the information for the three months ended March 31, 2004 has been restated to reflect the current segment reporting structure.  Intersegment net sales are recorded at cost.  Segment information for the three months ended March 31, 2005 and 2004 is summarized as follows:

Three months ended March 31, 2004	Orthopedic	Skincare	Total

Net sales	$5,763,936	$—	$5,763,936
Gross profit	1,973,350	—	1,973,350
Operating loss	(8,473)	—	(8,473)

Three months ended March 31, 2005	Orthopedic	Skincare	Total

Net sales	$9,034,011	$1,363,182	$10,397,193
Gross profit	4,123,321	771,812	4,895,133
Operating income	363,718	162,471	526,189

Geographical segment information is summarized as follows:

Three months ended March 31, 2004	United States	Canada	United Kingdom	Consolidated Total

Net sales to external customers	$4,607,333	$471,238	$685,365	$5,763,936
Intersegment net sales	70,952	—	—	70,952
Gross profit	1,517,235	224,655	231,460	1,973,350
Operating (loss) income	(67,299)	41,641	17,185	(8,473)

Three months ended March 31, 2005	United States	Canada	United Kingdom	Consolidated Total

Net sales to external customers	$8,852,956	$514,033	$1,030,204	$10,397,193
Intersegment net sales	200,111	—	—	200,111
Gross profit	4,196,424	225,636	473,073	4,895,133
Operating income (loss)	509,802	(2,942)	19,329	526,189

NOTE 6 – COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) were as follows:

	Three months ended March 31,
	2005	2004
Net income (loss)	$1,410,292	$(219,092)
Other comprehensive (loss) income net of tax:
Change in equity resulting from translation of financial statements into U.S. dollars	(15,771)	38,405

Comprehensive income (loss)	$1,394,521	$(180,687)

NOTE 7 – INCOME (LOSS) PER SHARE

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period.  Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period.  The diluted income (loss) per share computations for the three months ended March 31, 2005 and 2004 excludes approximately 14,000 and 649,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive.  The impact of the Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the three months ended March 31, 2004.  Had the impact of the Notes been included in the calculation of diluted earnings per share, net loss would have decreased by approximately $194,000 in the three months ended March 31, 2004.  Additionally, the diluted weighted average shares would have increased by 2,431,500 for the three months ended March 31, 2004, to reflect the conversion of the Notes.

The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2005			2004
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Basic EPS
Net income (loss)	$1,410,292	4,397,933	$.32	$(219,092)	4,380,422	$(.05)
Effect of Dilutive Securities
Stock options and warrants	—	548,929		—	—
Stock awards	—	40,000		—	—
Convertible notes	194,333	2,431,500		—	—

Diluted EPS	$1,604,625	7,418,362	$.22	$(219,092)	4,380,422	$(.05)

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting Agreement with Kanders & Company, Inc.  On November 12, 2004, the Company, entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder.  The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide us with strategic consulting and corporate development services for a term of three years. Kanders & Company will receive, pursuant to the agreement, an annual fee of $200,000 and may receive separate compensation for assistance, at the Company’s request, with certain transactions or other matters to be determined by the board from time to time, and options to purchase 240,000 shares of the Company’s common stock at an exercise price of $7.50 per share, vesting in three equal annual installments beginning on November 12, 2005.  The Company has also agreed to provide Kanders & Company with indemnification protection which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error or misstatement by Kanders & Company alleged by any claimant.  The Consulting Agreement replaced a previous agreement for similar consulting services, pursuant to which Kanders & Company received an annual fee of $100,000, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.525 per share, and the indemnification protection described above.  The Company paid or accrued $50,000 and $25,000 during the three months ended March 31, 2005 and 2004, respectively, pursuant to the Consulting Agreement and the previous agreement.

In November 2004, the Board of Directors approved a May 1, 2005 grant, which has been deferred until September 1, 2005, of 100,000 shares of restricted stock to Kanders & Company, provided Mr. Kanders has not resigned as Chairman of the Board, all of which vest on November 12, 2007, and which accelerate upon termination of the consulting agreement, death of Mr. Kanders, or the change of control of the Company.

Note and Warrant Purchase Agreement.  On September 30, 2004, the Company sold (a) an aggregate principal amount of $5,500,000 of the Company’s Subordinated Notes, and (b) warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share (the “Warrants”) pursuant to a Note and Warrant Purchase Agreement dated September 30, 2004 by and among the Company and ten accredited investors, including Langer Partners.  The Subordinated Notes and Warrants were sold by the Company to finance the cash portion of the purchase price of the Silipos acquisition.  Langer Partners purchased and holds $750,000 principal amount of the Subordinated Notes and Warrants to purchase 15,000 shares of the Company’s common stock.  The Subordinated Notes are prepayable at any time without penalty, and interest will accrue on the unpaid principal amount of the Subordinated Notes at the rate of 7% per annum, payable semi-annually in arrears on the last day of June and December in each year until the maturity date.  The Warrants are exercisable commencing the earlier of (i) six months after the refinancing or prepayment of the Subordinated Notes, or (ii) September 30, 2005. The Warrants expire September 30, 2009.  The exercise price of the Warrants is subject to adjustment in certain circumstances.  The fair value of the Warrants was determined to be $735,900 using the Black-Scholes pricing model.  This amount was recognized as a discount to the Subordinated Notes and is being amortized over the term of the Company’s Subordinated Notes and recorded as an additional interest expense.  Under the Note and Warrant Purchase Agreement, the Company agreed to use its best efforts to file a shelf registration statement covering resales of the shares underlying the Warrants by December 31, 2005.

Loan to Steven Goldstein.  In April 2002, the Company made a full-recourse secured two-year term loan to Mr. Steven Goldstein, the Company’s Executive Vice President, in the principal sum of $21,000, which provided for interest at the rate of 4% per year, compounded quarterly.  The loan, along with applicable interest, was repaid in April 2004.

Other related party transactions.  The Company has obtained certain technology related products and services from a company owned by the brother-in-law of Andrew Meyers, the Company’s President, Chief Executive Officer and director.  Costs incurred by the Company for such products and services were approximately $0 and $12,000 in the three months ended March 31, 2005 and 2004, respectively.  The Company also engaged a company owned by Steven Goldstein’s father-in-law to provide certain promotional and marketing goods and services to the Company.  Costs incurred with respect to such goods and services for the three months ended March 31, 2005 and 2004 were approximately $0 and $20,309, respectively.

NOTE 9 – PENSION

	Pension Benefits
Three months ended March 31	2005	2004

Interest cost	$8,996	$8,550
Expected return on plan assets	(11,723)	(9,603)
Amortization of transition (assets) or obligations	1,948	1,948
Recognized actuarial (gain) loss	4,766	4,808
Net periodic benefit cost	$3,987	$5,703

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it expected to contribute approximately $57,000 to its pension plan in 2005.  As of March 31, 2005, no contributions have been made.

NOTE 10 – LITIGATION

From time to time, the Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their final resolution will not have a material adverse effect on the Company’s consolidated financial statements.

In addition, in connection with the Company’s acquisition of Silipos, the Company could become subject to certain claims or actions brought by Poly-Gel, although no such claims have been brought to date. These claims may arise, for example, out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulations) of Poly-Gel, as well as any other alleged violations of the supply agreement (the “Potential Poly-Gel Claims”). For any of these potential claims, SSL has agreed to indemnify the Company for losses up to $2.0 million, after which the Company would be liable for any such claims. Furthermore, the Company has assumed responsibility for the first $150,000 of such liability in connection with the Company’s acquisition of Silipos, and SSL’s maximum liability for total indemnification related to the Company’s acquisition of Silipos is between $5,000,000 and $7,000,000. Thus, if the total amount of all claims arising from the acquisition exceed this maximum, whether or not related to Poly-Gel, the Company would be liable for amounts in excess of the maximum. For claims arising out of conduct that occurs after the closing of the Silipos transaction on September 30, 2004, the Company has agreed to indemnify SSL against losses. The Company would expect to vigorously defend against any claims brought by Poly-Gel or any other third party. The Company does not believe that the ultimate resolution of the claims will have a material impact on the consolidated financial statements.

On April 21, 2005, Thermo-Ply, Inc., a Florida corporation, filed an action in the United States District Court for the Middle District of Florida (Tampa Division) against Silipos and four other defendants.  The action asserts a claim for alleged infringement of U.S. Patent No. 6,231,617.  Although not specifically identified by the claim, the Company believes that the claim insofar as it relates to the Company, may be directed towards the Explorer Gel Liners manufactured, distributed and sold by Silipos.  To date, Silipos has not been served with a complaint in this action.  The Company is currently investigating the validity of this claim.  Should the plaintiff be successful in pressing this claim, Silipos could be enjoined from making, using or selling the accused products and could also be assessed damages for the alleged infringement, which damages could be increased up to three times in the event the infringement is found to be willful, together with attorney fees and certain costs.

The Company could become subject to certain claims or actions brought by River Biomechanics (“River”) and its principal, a former sales agent and distributor for the Company's foot orthotic devices sold in Canada. These claims may include allegations relating to prior negotiations by the Company to acquire River, the Company's hiring of certain former employees of River and use of certain confidential information. While the Company has received written correspondence from River and its principal threatening to institute litigation and seek damages for $5.0 million, no action has been brought to date.  The Company would expect to vigorously defend against any claims brought by River and its principal.  The Company also believes that it has potential causes of action against River and its principal.  In the event the Company did not ultimately prevail in defending any such claims, the Company believes that such claims would not have a material adverse effect on its business, financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our broad range of over 500 orthopedic products, including custom foot and ankle orthotic devices, pre-fabricated foot products, rehabilitation products, and gel-based orthopedic and prosthetics products, are designed to correct, protect, heal and provide comfort for the patient.  Our line of over 50 skincare products, which includes scar management products and gel-based therapeutic gloves and socks, is designed to improve skin appearance and transmit moisture agents, vitamins and nutrients to the skin.

Since February 2001, we have consummated the following three acquisitions:

•  Silipos. On September 30, 2004, we acquired Silipos, Inc., our largest acquisition to date, from SSL International plc (“SSL”).  Silipos is a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets.  We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus.  The aggregate consideration paid by us in connection with this acquisition was approximately $16.5 million, including transaction costs of approximately $1.0 million, subject to a dollar-for-dollar downward adjustment to the extent that Silipos’ working capital is less than $5.0 million.  We paid SSL $5.0 million cash and delivered to SSL promissory notes originally totaling $10.5 million.  On March 31, 2005, we entered into a settlement agreement and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million based upon the working capital at September 30, 2004 and the principal amount of one of the promissory notes was increased by $1 million (see Note 4 to Unaudited Consolidated Financial Statements - “Long-Term Debt”).  Additionally, under circumstances described below, we may be obligated to pay significant additional amounts in connection with the Silipos acquisition.

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

•  Benefoot. On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc.  Benefoot designs, manufactures and distributes custom orthotics, custom Birkenstock® sandals, therapeutic shoes and prefabricated orthotic devices to healthcare professionals.  We acquired Benefoot to gain additional scale in our core custom orthotics business as well as to gain access to complementary product lines.  The aggregate consideration, including transaction costs, was approximately $7.9 million, of which approximately $5.6 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes, and approximately $0.5 million was paid through the issuance of 61,805 shares of common stock.  In connection with this acquisition, we also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness which was paid at closing.

We sell our products directly to health care professionals and also to wholesale distributors.  Custom orthotic products are primarily sold directly to health care professionals.  Other products sold in our orthopedic business are sold both directly to health care professionals and to distributors.  As a result of our acquisition of Silipos, the percentage of our orthopedic products sold through distributors has increased.  Products sold in our skincare business are sold primarily to wholesale distributors.  Silipos historically sold most of its products (both orthopedic and skincare) through distributors.  Revenue from product sales is recognized at the time of shipment.  Our most significant expense is cost of sales. Cost of sales consists of materials, direct labor and overhead and related shipping costs.  General and administrative expenses consist of executive, accounting and administrative salaries and related expenses, insurance, pension expenses, bank service charges, stockholder relations and amortization of identifiable intangibles with definite lives.  Selling expenses consist of advertising, promotions, commissions, conventions, postage, travel and entertainment, sales and marketing salaries and related expenses.

For the three months ended March 31, 2005 (the “2005 Quarter”) and the three months ended March 31, 2004 (the “2004 Quarter”), we derived approximately 90% and 88%, respectively, of our revenue from North America, and approximately 10% and 12%, respectively of our revenue from outside North America.  For the 2005 Quarter, approximately 85% of our revenue was generated in the United States and approximately 5% was generated from Canada, as compared to the 2004 Quarter, when approximately 80% of our revenue was generated in the United States and approximately 8% was generated in Canada.  On a pro forma basis, after giving effect to our acquisition of Silipos, approximately 91% of our revenue would have been derived from North America, and approximately 9% of our revenue would have been derived from outside North America for the 2004 Quarter.

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

For the 2005 Quarter and the 2004 Quarter, we derived approximately 87% and 100% of our revenues, respectively, from our orthopedic segment and approximately 13% and 0%, respectively, from our skincare segment.  On a pro forma basis, after giving effect to our acquisition of Silipos, approximately 94% of our revenue would have been derived from our orthopedic segment, and approximately 6% of our revenue would have been derived from our skincare segment for the 2004 Quarter.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the Notes to Unaudited Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2004.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results may differ from these estimates under different assumptions or conditions.

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

Warranty Reserve.  Warranty reserves represent our estimate of future costs associated with our warranty of fabricated products and are based upon historical experience.  The warranty reserve at December 31, 2004 was $70,000.  During the 2005 Quarter, we added approximately $80,000 to the reserve and charged approximately $80,000 against the reserve to complete warranty repairs.  The warranty reserve at March 31, 2005 was $70,000.  If future costs incurred were to differ from our estimates, we may need to increase or decrease our reserve.

Revenue Recognition.  Revenue from the sale of our products is recognized upon shipment.  We generally do not have any post-shipment obligations to customers other than for product warranties.  We generally warrant our products against defects in materials and workmanship for a period of 6 months.  We record provision for estimated future costs associated with our warranties of fabricated products/custom orthotics when we ship such products, based on historical experience.  We also offer extended warranty contracts which we record as deferred revenue and recognize over the lives of the contracts (24 months) on a straight-line basis.  See “Warranty Reserve,” above. Revenue from shipping and handling fees is included in net sales in the consolidated statements of operations.  Costs incurred for shipping and handling is included in the cost of sales in the consolidated statements of operations.

Allowance for Doubtful Accounts.  Our allowance for doubtful accounts has increased on a percentage basis from 5.1% of accounts receivable at December 31, 2004 to 6.2% of accounts receivable at March 31, 2005.  Management believes that the overall allowance, as a percentage of accounts receivable at March 31, 2005, is appropriate based upon the consolidated collection and write-off history as well as the age of the consolidated accounts receivable.  At December 31, 2004, the allowance for doubtful accounts was approximately $380,000.  During the 2005 Quarter, we added approximately $45,000 to the allowance and collected or wrote-off approximately $4,000 against the allowance.  At March 31, 2005, the allowance for doubtful accounts was approximately $421,000.  If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.

Other Allowances.  The sales returns and allowances at both March 31, 2005 and December 31, 2004 were approximately $68,000.  If actual sales returns and allowances were to differ from our estimates, we may need to increase or decrease our sales returns and allowances.

Inventory Reserve.  At December 31, 2004, the inventory reserve for excess or obsolete inventory was approximately $369,000.  During the 2005 Quarter, we provided an additional reserve of approximately $96,000 and charged approximately $21,000 to the reserve, bringing the reserve to a balance of approximately $444,000 at March 31, 2005.  If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory.   Inventory write-downs represent the estimated loss of value of certain slow-moving inventory.  Inventory usage is analyzed using turnover analysis, and an allowance for obsolescence is provided when inventory quantity exceeds its normal cycle.  The percentage of allowance is based upon actual usage, historical data and experience.  Most of these reserves are associated with raw materials used in the fabrication process and either represent items no longer utilized in the process or significant excess inventory.  Certain of the raw material inventory for which a reserve was provided have subsequently been used in fabrication, with the related reserve being reversed.  However, we re-evaluate the reserve as of the end of each reporting period based upon the age of the existing inventory and the usage analysis.  Thus, gross profit is not materially affected.  With respect to finished goods (distributed products), certain of these items have been sold at reduced prices which have reduced gross profit.  However, these items were sold for prices at or slightly above their adjusted carrying value and did not materially impact gross profit.

Goodwill and Identifiable Intangible Assets.  Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses.  Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  Because of our strategy of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (46.6% as of March 31, 2005 and 47.4% as of December 31, 2004) of our total assets.

During the 2005 Quarter, goodwill decreased by $232,000 as the result of the settlement agreement and limited release among the parties to the Silipos purchase agreement due to a $232,000 reduction in the purchase price paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement.  Goodwill and identifiable intangible assets, net, at March 31, 2005 were approximately $13,089,000 and $9,184,000, respectively.  The reduction to the purchase price is being satisfied by decreasing the principal amount of the $7.5 million secured promissory note, which is due on March 31, 2006 and, which is reflected herein.

Three months ended March 31, 2005 and 2004

Net income for the three months ended March 31, 2005 was approximately $1,410,000, or $.22 per share on a fully diluted basis, as compared to a net loss of approximately $(219,000), or $(.05) per share on a fully diluted basis for the three months ended March 31, 2004, an increase of approximately $1,629,000.  The principal reason for the increase in net income was the contribution from Silipos of approximately $2,393,000 of pre-tax income in the 2005 Quarter, which included a non-cash gain of $1,750,000 from the change in the fair value of the Put Option (as hereinafter defined) that we assumed in connection with our acquisition of Silipos.  The Put Option is contained in the supply agreement between Silipos and Poly-Gel, L.L.C (“Poly-Gel”) dated August 20, 1999, which we assumed in connection with the Silipos acquisition.  The supply agreement provided that  Poly-Gel had the option (the “Put Option”) to cause Silipos to purchase the assets or shares of Poly-Gel at a purchase price, payable in cash, of 1.5 times Poly-Gel’s revenues over the 12 month period prior to the exercise of the Put Option.  At September 30, 2004, the fair value of the Put Option was approximately $2,355,000.  At December 31, 2004, the fair value of the Put Option was approximately $1,750,000.  The Put Option expired unexercised on February 16, 2005 in accordance with its terms.  In late 2004, we engaged in discussions with Poly-Gel regarding our possible acquisition of Poly-Gel.  However, these discussions were terminated and we do not currently expect to acquire Poly-Gel.  We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004, as a gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004, and as described above, we recorded the expiration of the Put Option as an additional gain of $1,750,000 during the three months ended March 31, 2005.  Our historic business generated a pre-tax loss of approximately $944,000 in the 2005 Quarter, as compared to a pre-tax loss of approximately $169,000 in the 2004 Quarter.  Additionally, the results for the 2005 Quarter reflect the following impact on our historic business resulting from our acquisition and integration of Silipos: interest expense incurred with respect to debt issued in connection with the Silipos acquisition of approximately $609,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing interest rate and Protection Payment in the $7.5 Million Note); an increase in professional fees of approximately $135,000; an increase in management compensation and consulting fees of approximately $105,000; an increase in amortization expense of approximately $96,000 associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition; an increase of approximately $46,000 associated with stock based compensation; and an increase of approximately $17,000 associated with fee based franchise taxes.

We reported our operations in two segments, custom orthotics and distributed products through September 30, 2004. Beginning October 1, 2004, we are reporting operations in two segments, orthopedics and skincare.  Both our historic custom orthotics business and the distributed products business are now included in the orthopedic segment for reporting purposes, as are orthotics and prosthetic products sold by Silipos.  Silipos products are primarily sold through distributors.

Net sales for the 2005 Quarter were approximately $10,397,000, as compared to approximately $5,764,000 for the 2004 Quarter, an increase of approximately $4,633,000 or approximately 80.4%.  The principal reason for the increase was the net sales of approximately $4,733,000 generated by Silipos (which was acquired on September 30, 2004), partially offset by a decline in net sales of approximately $100,000 in our historic business.  The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $9,034,000 in the 2005 Quarter, as compared to approximately $5,764,000 in the 2004 Quarter, an increase of approximately $3,270,000 or approximately 56.7%.  This increase was due to approximately $3,370,000 of net sales in the orthopedic segment by Silipos, partially offset by a reduction in net sales in our historic business of approximately $100,000.

Within the orthopedic segment, net sales of custom orthotics for the 2005 Quarter were approximately $4,385,000, as compared to approximately $4,396,000 for the 2004 Quarter, a decrease of approximately $11,000.  As a result of a domestic shipping initiative that began in 2004, we generated shipping revenue on orthotics of approximately $241,000 in the 2005 Quarter as compared to approximately $204,000 in the 2004 Quarter.  Net sales of ankle-foot orthotics increased from approximately $332,000 in the 2004 Quarter to approximately $420,000 in the 2005 Quarter and net sales of our First Choice™ line of orthotics increased from approximately $234,000 in the 2004 Quarter to approximately $285,000 in the 2005 Quarter.  However, these increases were more than offset by a decrease in our other custom foot orthotic sales of approximately $187,000 from approximately $3,626,000 in the 2004 Quarter to approximately $3,439,000 in the 2005 Quarter.

Net sales of historic distributed products for the 2005 Quarter were approximately $1,279,000, as compared to approximately $1,368,000 for the 2004 Quarter, a decrease of approximately $89,000 or approximately 6.5%.  This decrease was offset by an increase in sales of certain distributed products including PPT (which increased approximately $47,000 (excluding related shipping revenue) or approximately 17.1%).

Net sales of Silipos branded orthopedic products were approximately $3,370,000 in the 2005 Quarter.  Related cost of sales were approximately $1,174,000, or approximately 34.8% of net sales, resulting in a gross profit of approximately 65.2%.

We, through Silipos, generated net sales of approximately $1,363,000 in our skincare segment in the 2005 Quarter.  Net sales in the skincare segment represented approximately 28.8% of Silipos’ sales for the 2005 Quarter, and represented approximately 13.1% of our total net sales for the 2005 Quarter.  The cost of sales associated with skincare was approximately $591,000, or approximately 43.4% of net sales in our skincare segment, resulting in a gross profit of approximately 56.6%.

Cost of sales, on a consolidated basis, increased approximately $1,711,000 to approximately $5,502,000 for the 2005 Quarter, as compared to approximately $3,791,000 for the 2004 Quarter.  This increase was primarily attributable to the cost of sales contributed by Silipos of approximately $1,765,000 in the 2005 Quarter, partially offset by a decrease in cost of sales in our historic business of approximately $54,000, which was attributable to a decrease in net sales partially offset by an increase in overhead and certain material costs.

Cost of sales in the orthopedic segment were approximately $4,911,000 or approximately 54.4% of orthopedic net sales in the 2005 Quarter, as compared to approximately $3,791,000 or approximately 65.8% of orthopedic net sales in the 2004 Quarter.  The reason for the increase in the cost of sales was the cost of sales related to the Silipos’ products, which generated higher gross profit.

Costs of sales for custom orthotics were approximately $2,996,000 or approximately 68.3% of net sales of custom orthotics for the 2005 Quarter, as compared to approximately $2,948,000, or approximately 67.1% of net sales of custom orthotics for the 2004 Quarter.  Cost of sales of historic distributed products were approximately $741,000, or approximately 57.9% of net sales of distributed products in the historic business for the 2005 Quarter, as compared to approximately $843,000 or approximately 61.6% of net sales of distributed products in the historic business for the 2004 Quarter.

Cost of sales for Silipos’ branded orthopedic products were approximately $1,174,000, or approximately 34.8% of net sales of Silipos’ branded orthopedic products of approximately $3,370,000.

Cost of sales for skincare products were approximately $591,000, or approximately 43.4% of net sales of skincare products of approximately $1,363,000.

Gross profit increased approximately $2,922,000, or approximately 148.1%, to approximately $4,895,000 for the 2005 Quarter, as compared to approximately $1,973,000 in the 2004 Quarter.  Gross profit as a percentage of net sales for the 2005 Quarter was approximately 47.1%, as compared to approximately 34.2% for the 2004 Quarter.  The principal reason for the increase in gross profit was the approximately $2,968,000 gross profit contribution of Silipos.  Silipos’ gross profit as a percentage of its net sales for the 2005 Quarter was approximately 62.7%, which includes both orthopedics and skincare. Excluding Silipos, our gross profit as a percentage of net sales was approximately 34.0% for the 2005 Quarter, reflecting a slight decrease over a gross profit of approximately 34.2% for the 2004 Quarter.

Gross profit for the orthopedic segment was approximately $4,123,000, or approximately 45.6% of net sales of the orthopedic segment in the 2005 Quarter, as compared to approximately $1,973,000, or approximately 34.2% of net sales of the orthopedic segment in the 2004 Quarter.

Gross profit for custom orthotics was approximately $1,389,000, or approximately 31.7% of net sales of custom orthotics for the 2005 Quarter, as compared to approximately $1,448,000, or approximately 32.9% of net sales of custom orthotics for the 2004 Quarter.  Gross profit for our historic distributed products was approximately $538,000, or approximately 42.1% of net sales of distributed products for the 2005 Quarter, as compared to approximately $525,000, or approximately 38.4% of net sales of distributed products for the 2004 Quarter.  The decrease in gross profit in custom orthotics was attributable to increases in certain overhead expenses as well as a slight increase in certain material prices.  The increase in gross profit in distributed products from our historical business was attributable to improved inventory control as well as a change in the mix of items sold to items with higher margins.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $2,196,000, or approximately 65.2% of net sales of Silipos’ branded orthopedic products.  The gross profit was enhanced by our decision to manufacture our own gel products used in production.  Such products were previously purchased from Poly-Gel pursuant to the supply agreement between Silipos and Poly-Gel.

Gross profit generated by our skincare segment was approximately $772,000, or approximately 56.6% of net sales in the skincare segment.

General and administrative expenses for the 2005 Quarter were approximately $2,300,000, or approximately 22.1% of net sales, as compared to approximately $1,174,000, or approximately 20.4% of net sales for the 2004 Quarter, representing an increase of approximately $1,126,000.  Silipos generated approximately $565,000 of general and administrative expenses in the 2005 Quarter.  The principal reason for the balance of the $561,000 increase is due to an increase in executive salaries and consulting fees (approximately $105,000), an increase in provision for bonuses (approximately $60,000), an increase in professional fees (approximately $135,000), an increase in amortization expense associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition (approximately $96,000), an increase in depreciation associated with the implementation of the new information technology system (approximately $50,000), and an increase in stock based compensation (approximately $46,000).

Selling expenses increased approximately $1,131,000, or approximately 140.0%, to approximately $1,939,000 for the 2005 Quarter, as compared to approximately $808,000 for the 2004 Quarter.  Selling expenses as a percentage of net sales were approximately 18.6% in the 2005 Quarter, as compared to approximately 14.0% in the 2004 Quarter.  Silipos contributed approximately $1,119,000 of selling expenses in the 2005 Quarter, and selling expenses in our historic business increased by approximately $12,000 from approximately $808,000 in the 2004 Quarter to approximately $820,000 in the 2005 Quarter.  Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our historic business.  We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses.  Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

Interest expense was approximately $918,000 for the 2005 Quarter, as compared to approximately $205,000 for the 2004 Quarter, an increase of approximately $713,000.  The principal reasons for the increase in 2005 were:

(i)                         Interest expense of approximately $240,000 associated with the acquisition indebtedness incurred in connection with the Silipos acquisition, which closed on September 30, 2004;

(ii)                      Interest recorded with respect to a capital lease assumed in the Silipos acquisition, which totaled approximately $111,000 in the 2005 Quarter;

(iii)                   Interest amortization of the estimated fair value of the warrants issued in connection with our 7% senior subordinated notes due September 30, 2007, which aggregated approximately $58,000 and the amortization of the related debt placement costs of approximately $7,000; and

(iv)                  Amortization of interest expense of approximately $304,000 associated with the increasing interest rate and interest cost related to the Protection Payment included in the $7.5 million secured promissory note due March 31, 2006 issued to SSL (the “$7.5 Million Note”) in the 2005 Quarter (see Note 4, “Long-term Debt”).

These amounts were partially offset by a reduction in interest expense associated with the $800,000 4% promissory notes issued by us in 2002 in connection with our acquisition of Benefoot (the “Benefoot Notes”), which were outstanding in the 2004 Quarter and which were repaid in May 2004.

We recorded a reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004 from September 30, 2004 as a gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004.  We recorded the expiration of the Put Option on February 16, 2005 as an additional gain of $1,750,000 from the change in the estimated fair value of the Put Option in the 2005 Quarter.

The provision for income taxes decreased to approximately $39,000 in the 2005 Quarter from approximately $50,000 in the 2004 Quarter.  Prior to our adoption of SFAS No. 142, we would not have needed a valuation allowance for the portion of our net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences.  As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses.  Therefore, we recorded a deferred income tax expense of approximately $37,000 each during the 2005 Quarter and the 2004 Quarter.  Additionally, our foreign tax provision decreased to $2,000 in the 2005 Quarter from $13,000 in the 2004 Quarter based upon the pre-tax income from foreign operations in the 2005 Quarter, as compared to the 2004 Quarter.

Liquidity and Capital Resources

Working capital as of March 31, 2005 was approximately $636,000, as compared to approximately $1,387,000 as of December 31, 2004.  Cash balances at March 31, 2005 were approximately $4,847,000, an increase of approximately $937,000 from approximately $3,910,000 at December 31, 2004.  The decrease in working capital at March 31, 2005 is attributable to the classification of the $3.0 Million Note, which is due on December 31, 2009, as a current liability as of March 31, 2005 as it is our intention to pay it by March 31, 2006, and the increase in the balance of the $7.5 Million Note, due to the interest cost associated with the increasing - rate debt and term - extending option in the $7.5 Million Note.  The decrease was partially offset by the reduction in the obligation of the Put Option of $1,750,000, and the increase in certain prepaid expenses, partially offset by the increase in the balance of the $7.5 Million Note (see “Contractual Obligations” and “Long-term Debt”).  The increase in cash at March 31, 2005, as compared to December 31, 2004, is primarily attributable to the collection of, and thus decrease in, accounts receivable.

Net cash provided by operating activities was approximately $1,144,000 for the 2005 Quarter.  Net cash used in operating activities was approximately $320,000 in the 2004 Quarter.  Net cash provided by operations in the 2005 Quarter primarily includes cash generated by Silipos.  The net cash used in operating activities in the 2004 Quarter resulted primarily to increases in inventory levels and prepaid expenses and other assets, partially offset by an increase in accounts payable and accrued liabilities.

Net cash used in investing activities in the 2005 Quarter was approximately $204,000.  Net cash used in investing activities was approximately $321,000 in the 2004 Quarter.  Net cash used in investing activities in the 2005 Quarter reflects the purchases of property and equipment of approximately $274,000, principally investment in our new information technology platform, partially offset by the sale of certain property and equipment of approximately $70,000.  Net cash used in investing activities in the 2004 Quarter represents investment in property and equipment of approximately $321,000, principally our new information technology platform.

We did not have any net cash provided by financing activities in the 2005 Quarter.  Net cash provided by financing activities was $1,600 in the 2004 Quarter.

Our principal cash need is to reduce debt and other liabilities incurred in connection with our acquisition of Silipos, as well as to provide working capital and to fund growth.

Our ability to fund working capital requirements and make acquisitions and anticipated capital expenditures and satisfy our debt obligations will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control, as well as the availability to us of other sources of liquidity.  We believe that based on current levels of operations and anticipated growth, our cash flow from operations will be adequate for at least the next twelve months to fund our working capital requirements, and anticipated capital expenditures.  As discussed below, we have proposed to make a public offering of common stock, a portion of the proceeds from which would be used to repay outstanding debt.

Pursuant to the terms of our outstanding $7.5 Million Note, on March 15, 2005 we notified SSL, the holder of the $7.5 Million Note, of our election to increase the principal amount of such note, effective as of April 1, 2005, by $1,000,000 rather than make an additional payment of $500,000 by March 31, 2005.  On March 31, 2005, we entered into a settlement agreement and limited release with SSL, pursuant to which the purchase price of Silpos was reduced by $232,000. The reduction in the purchase price was satisfied by a reduction in the principal balance of the $7.5 Million Note.  The $7.5 Million Note, which has a revised face value of $8,268,000, matures on March 31, 2006 and had a carrying value of approximately $7,795,000 at March 31, 2005.

The Silipos purchase agreement provides that if we acquire Poly-Gel for less than $4,500,000 prior to March 31, 2006, and liabilities and damages relating to claims brought by Poly-Gel, Silipos’ former supplier of mineral based gels, arising out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulation) of Poly-Gel, as well as any other alleged violations of the supply agreement (the “Potential Poly-Gel Claims”), do not exceed $2,000,000, we are obligated pursuant to the terms of the Silipos purchase agreement to pay SSL an additional amount of $4,500,000 less the purchase price paid for Poly-Gel.  Our aggregate liability to SSL under this provision of the Silipos purchase agreement could be as high as $4.5 million.

If we do not acquire Poly-Gel prior to March 31, 2006, and the amount of any liabilities for Potential Poly-Gel Claims does not exceed $2,500,000, then we will be obligated under the Silipos purchase agreement to pay SSL $1,000,000, plus an amount, not to exceed $500,000, for certain costs incurred by SSL in defense of any such Potential Poly-Gel Claims.

In addition, if we do not complete a proposed offering of our common stock and are unable to arrange for other financing, we will be unable to repay the $7.5 Million Note and the $3.0 million promissory note due December 31, 2009 issued to SSL (the “$3.0 Million Note”) and fulfill our obligations under the Silipos Purchase Agreement (see “Contractual Obligations”).  In such event, we would seek to restructure our debt, and we cannot be sure that we would be able to do so.  In the 2005 Quarter, we generated earnings after taxes of approximately $1,410,000, which includes the non-cash gain of $1,750,000 for the change in the estimated fair value of the Put Option.  In 2004, we generated earnings after taxes of approximately $375,000 which included a non-cash gain of $605,000 for the change in the estimated fair value of the Put Option.  In 2003, we did not have earnings after taxes.  There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs, which include debts that mature in 2006, 2007 and 2009.  In such event, we may need to raise additional funds through public or private equity, borrowings from banks or other institutional lenders or debt financings.  In addition, our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose.  We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities.  We cannot assure you that any such funds will be available to us on favorable terms, or at all.

Changes in Significant Balance Sheet Accounts—March 31, 2005

Accounts receivable, net, decreased from approximately $7,056,000 at December 31, 2004 to approximately $6,278,000 at March 31, 2005, a decrease of approximately $778,000.  The decrease is primarily attributable to increased provision for doubtful accounts of approximately $45,000, as well as increased collection efforts resulting in an across the board improvement in the accounts receivable aging.

Inventories, net, decreased from approximately $4,846,000 at December 31, 2004 to approximately $4,707,000 at March 31, 2005, a decrease of approximately $139,000 which was consistent with our focus to reduce certain excess in inventory levels principally in the distributed products group.

Prepaid expenses and other increased from approximately $1,388,000 at December 31, 2004 to approximately $1,827,000 at March 31, 2005, an increase of approximately $439,000.  The increase was primarily attributable to prepaid expenses associated with the registration statement filed by us for our proposed offering of common stock.

Property and equipment, net, decreased from approximately $7,181,000 at December 31, 2004 to approximately $7,154,000 at March 31, 2005, a decrease of approximately $27,000.  The change was primarily attributable to the investment in property and equipment in the 2005 Quarter of approximately $274,000, and to the investment in our new technology platform, offset by depreciation expense of approximately $235,000 in the 2005 Quarter, and the sale of certain property and equipment that had a net book value of approximately $60,000.

Identifiable intangible assets, net, decreased from approximately $9,343,000 at December 31, 2004 to approximately $9,184,000 at March 31, 2005, a decrease of approximately $159,000, which was due to amortization expense recorded for the 2005 Quarter.

Other assets decreased from approximately $762,000 at December 31, 2004 to approximately $724,000 at March 31, 2005, a decrease of approximately $38,000.  The change was primarily attributable to amortization of deferred debt acquisition costs.

Goodwill decreased from approximately $13,321,000 at December 31, 2004 to approximately $13,089,000 at March 31, 2005, a decrease of approximately $232,000, which was attributable to the reduction in the purchase price of Silipos pursuant to the settlement  agreement entered into between SSL (Seller) and us (See Note 2 (a) to Unaudited Consolidated Financial Statements – Acquisition of Silipos).

Accounts payable increased from approximately $1,140,000 at December 31, 2004 to approximately $1,269,000 at March 31, 2005, an increase of approximately $129,000, which primarily reflects obligations associated with the filing of the registration statement, offset by a reduction in other operating accounts.

Other current liabilities increased from approximately $4,265,000 at December 31, 2004 to approximately $4,331,000 at March 31, 2005, an increase of approximately $66,000.  The change was primarily attributable to the increase in certain accruals such as our incentive plan and professional fees, offset by the reduction in certain accruals including fee based franchise taxes.

Deferred income taxes payable increased by approximately $37,000 from approximately $1,640,000 at December 31, 2004 to approximately $1,677,000 at March 31, 2005.  The deferred income taxes were provided with respect to the tax deductible goodwill and trade names amortization in accordance with SFAS 142.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of March 31, 2005 measured from the end of our fiscal year (December 31):

	Payment due By Period
Contractual Obligations	Total	9 Months Ended Dec. 31, 2005	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)

Operating Lease Obligations	$2,627	$536	$1,378	$713	$—
Capital Lease Obligations	6,617	301	833	876	4,607
Secured Promissory Note due March 31, 2006(1),(2)	7,268	7,268	—	—	—
Convertible Notes due August 31, 2006	14,589	—	14,589	—	—
Senior Subordinated 7% Notes due September 30, 2007	5,500	—	5,500	—	—
Promissory Note due December 31, 2009(1),(2)	3,000	—	3,000	—	—
Interest on Long-term Debt(3)	2,565	1,461	1,104	—	—
Total	$42,166	$9,566	$26,404	$1,589	$4,607

(1)          Assumes that the $7.5 Million Note will be repaid in October 2005 and the $3.0 Million Note will be repaid in March 2006.

(2)          Reflects the face value of the related notes. On March 31, 2005, we entered into a settlement agreement and limited release with SSL pursuant to which there was a $232,000 reduction in the purchase price of Silipos which was satisfied by a reduction in the principal amount of the $7.5 Million Note. The table does not include the Protection Payment (as defined in Note 4 - “Long-term Debt” to the unaudited consolidated financial statements and “Long-term Debt” below) of $1,000,000 which increased the principal amount of the note when we determined we could not repay the $7.5 Million Note on or before March 31, 2005. We are entitled to recover $500,000 of the increased principal amount if the $7.5 Million Note is repaid by May 31, 2005 and $500,000 if both the $7.5 Million Note and the $3.0 Million Note and related interest are repaid in full on or before March 31, 2006. The amount does not include the interest recorded with respect to the increasing-rate debt and term-extending option (Protection Payment). See the discussion in Long-term Debt and Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2005 - "Long-term Debt."

(3)          Reflects interest to be paid in each period (based upon scheduled due date) assuming all debt is held to maturity except for the $7.5 Million Note which reflects interest to October 1, 2005 and the $3.0 Million Note which reflects interest to March 31, 2006.

Long-term Debt

On October 31, 2001, we sold $14,589,000 of our 4% Convertible Subordinated Notes due August 31, 2006, in a private placement (the “Convertible Notes”).  The Convertible Notes are convertible at the option of the holders at any time into our common stock at a conversion price of $6.00 per share and are subordinated to all of our existing and future senior indebtedness.  We received net proceeds of approximately $13,668,000 from this offering.  The cost of raising these proceeds, including placement and legal fees, was approximately $921,000, which is being amortized over the life of the Convertible Notes.  The amortization of these costs for the years ended December 31, 2004, 2003 and 2002 was approximately $194,000, $194,000 and $193,000, respectively.  Interest is payable in cash semi-annually on the last date in June and December.  Interest expense on these Convertible Notes for each of the three months ended March 31, 2005 and 2004 was $145,890.

In 2002, we issued the Benefoot Notes totalling $1,800,000 in connection with the acquisition of Benefoot.  $1,000,000 of the Benefoot Notes were paid on May 6, 2003 and the balance was paid on May 6, 2004.  Interest expense with respect to the Benefoot Notes was approximately $8,000 for the three months ended March 31, 2004.

On September 30, 2004, we completed the acquisition of all of the outstanding stock of Silipos (See Note 2(a) to Unaudited Consolidated Financial Statements - “Acquisition of Silipos”).  In connection with the acquisition of Silipos, we issued:

•                  $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “Subordinated Notes”) to ten accredited investors;

•                  $7.5 Million Note to SSL; and

•                  $3.0 Million Note to SSL.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos.  Langer Partners, LLC, whose sole manager and voting member is Warren B. Kanders, our Chairman of the Board of Directors since November 12, 2004, holds $750,000 principal amount of these Subordinated Notes.  As part of such issuance, we also issued warrants to purchase 110,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which warrants are exercisable until September 30, 2009, commencing the earlier of (i) six months after the refinancing or prepayment of such notes, or (ii) September 30, 2005.  The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years.  Such amount is being amortized over the term of the Subordinated Notes, and recorded as an additional interest expense.  Additionally, we issued 10,000 warrants, under the same terms as described above, to an unaffiliated third-party for placing the debt which have a fair value of $75,800, using the Black-Scholes pricing model and the same assumptions used to value the other warrants.  We recorded interest expense of $96,250 with respect to the Subordinated Notes and recorded interest expense of $58,090 with respect to the amortization of the warrants during the three months ended March 31, 2005.  Additionally, we recorded amortization expense of $7,058 with respect to the debt placement fee during the three months ended March 31, 2005.  The Subordinated Notes had a carrying value of $4,879,588 and $4,821,498 on the balance sheets as of March 31, 2005 and December 31, 2004, respectively.

The $7.5 Million Note is secured by the pledge of the stock of Silipos and, if not repaid in full on or before March 31, 2005, we should be obligated to make an additional payment of $500,000 or the principal amount would be increased by $1 million (either payment a “Protection Payment”).  Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005.  The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005, which remains in effect until its maturity date of March 31, 2006. If not repaid on or before March 31, 2006, the $7.5 Million Note also provides for a default interest rate of 12% per annum, escalating 3% per annum for each additional 90 days thereafter up to the maximum rate permitted by law. Financial covenants under the $7.5 Million Note require that Silipos maintain a tangible net worth of at least $4.5 million and prohibits us from incurring any additional indebtedness except to borrow up to $3.5 million for working capital, any amounts that would have been required to be paid for the purchase of Poly-Gel pursuant to the Put Option, and equipment or capital leases up to a maximum of $500,000.  We have determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133 in that there is no provision for net settlement.  We followed the guidance of Emerging Issues Task Force Issue No. 86-15 which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance).  Accordingly, we recorded additional interest expense of approximately $304,000 (in excess of the initial coupon rate of 5.5%) as an increase to the carrying value of the $7.5 Million Note for the three months ended March 31, 2005.

The $3.0 Million Note provides for a default interest rate of 11% per annum, escalating 3% per annum every 90 days thereafter up to the maximum rate permitted by law.  A default under the $7.5 Million Note constitutes a default under the $3.0 Million Note.  Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note are repaid prior to March 31, 2006.  We have determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note have been repaid in full by March 31, 2006, represented a call option (“Refund Provision”) that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund we are entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise.  We have concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment.  After reaching this determination, we followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation.  Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was and will be subsequently marked to market through earnings.  The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimus and accordingly, no asset was recorded at September 30, 2004.  Based upon a fair market value analysis to an unrelated third-party market participant, the Refund Provision was valued at $0 at March 31, 2005 due to the uncertainties associated with this call option.  In making this determination, consideration was given to the following factors:  1) the transaction was a negotiated private transaction; 2) there is no fluid or established market for this type of option or transaction; 3) there are few, if any, comparable options or transactions with which to compare the Refund Provision; 4) our liquidity and ability to prepay the $7.5 Million Note in order to avoid having to make the Protection Payment or be in a position to collect under the Refund Provision; and 5) a number of factors outside of our control (e.g. the health of the public equity markets and the relatively short amount of time to refinance such note) are significant and result in high risk scenarios relative to the value of the Refund Provision to an unrelated third-party market participant.  Each of these factors was considered in determining the fair market value of the Refund Provision at March 31, 2005.

Both the $7.5 Million Note and the $3.0 Million Note are included as current liabilities in the balance sheet as of March 31, 2005, as it is our intention to repay the $7.5 Million Note and the $3.0 Million Note by March 31, 2006.  We accrued interest expense of approximately $407,000 (inclusive of approximately $304,000 of additional interest expense in excess of the initial coupon rate of 5.5%) and $41,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, in the three months ended March 31, 2005.  We recorded the $7.5 Million Note and the $3.0 Million Note at their face value which represented the fair value of the notes on their date of issuance (September 30, 2004).

On March 31, 2005, we entered into a settlement agreement and limited release among the parties to the Silipos purchase agreement.  Under the terms of the settlement agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement.  The reduction to the purchase price is being satisfied by amending and restating the $7.5 Million Note, which is due on March 31, 2006 to reflect the reduction in the purchase price of $232,000.  In addition, the $7.5 Million Note was amended and restated to reflect our election on March 15, 2005, in accordance with the terms of the note, to increase the principal amount effective, April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005.  As amended and effective as of April 1, 2005, the principal balance of the $7.5 Million Note is $8,268,000.  The carrying value of the $7.5 Million Note was approximately $7,795,000 at March 31, 2005.

Under the terms of the settlement agreement, the parties also agreed to amend and restate the $3.0 Million Note, which is due on December 31, 2009.  The $3.0 Million Note was amended and restated to provide that the note will be reduced by $500,000 if the $7.5 Million Note is repaid in full on or before May 31, 2005, and will be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note have been repaid in full on or before March 31, 2006.

We have filed a Registration Statement on Form S-1 with respect to a proposed public offering by us of 5,000,000 shares of our common stock.  If we successfully raise funds in the proposed offering, we anticipate that the $7.5 Million Note, the $3.0 Million Note and the 7% senior subordinated notes due September 30, 2007, would be repaid with a portion of the proceeds from the proposed offering.  In addition, we intend to use a portion of the proceeds from the proposed offering to pay any further obligation that we may have under the Silipos purchase agreement.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing”, to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur.  The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is currently evaluating the impact of adoption of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), revising SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superceding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. As a result of the SEC’s April 2005 extension of the compliance date for SFAS 123(R), SFAS 123(R) will be effective for the Company as of the beginning of the 2006 fiscal year.  The adoption of this new accounting pronouncement is expected to have a material impact on the Company’s consolidated financial statements commencing with the first quarter of the year ending December 31, 2006.

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in the quarterly report on Form 10-Q, in other SEC filings by us, in press releases, and in presentations by us or our management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the us of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy.  No assurance can be given that future results covered by the forward-looking statements will be achieved.  Such forward looking statements include, but are not limited to, those relating to our financial and operating prospects, future opportunities, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, and reception of new products, technologies, and pricing.  In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those described from time to time in our Registration Statement on Form S-3, most recent Form 10-K and 10-Q’s and other Company filings with the Securities and Exchange Commission which may cause the actual results, performance or achievements by us to be materially different from any future results expressed or implied by such forward-looking statements.  Also, our business could be materially adversely affected and the trading price of our commons stock could decline if any such risks and uncertainties develop into actual events.  We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, business enterprises can be exposed to market risks, including fluctuation in commodity and raw material prices, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing.  In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in commodities and raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities.  We do not utilize financial instruments for trading or other speculative purposes, nor generally do we utilize leveraged financial instruments or other derivatives.  The following discussion about our market rate risk involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.

Our exposure to market rate risk for changes in interest rates relates primarily to the Company’s short-term monetary investments.  There is a market rate risk for changes in interest rates earned on short-term money market instruments.  There is inherent rollover risk in the short-term money instruments as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income.  Derivative instruments are not presently used to adjust our interest rate risk profile.

The majority of our business is denominated in United States dollars.  There are costs associated with our operations in foreign countries, primarily the United Kingdom and Canada that require payments in the local currency, and payments received from customers for goods sold in these countries are typically in the local currency.  We partially manage our foreign currency risk related to those payments by maintaining operating accounts in these foreign countries and by having customer pay us in those same currencies.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the  participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2005, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2005 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the first quarter ended March 31, 2005 evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as set forth below, neither we nor any of our subsidiaries are a party to any legal action or proceeding.

On April 21, 2005, Thermo-Ply, Inc., a Florida corporation, filed an action in the United States District Court for the Middle District of Florida (Tampa Division) against Silipos and four other defendants.  The action asserts a claim for alleged infringement of U.S. Patent No. 6,231,617.  We believe that the claim, insofar as it relates to us, may be directed towards the Explorer Gel Liners manufactured, distributed and sold by Silipos.  To date, Silipos has not been served with a complaint in this action.  We are currently investigating the validity of this claim. Should the plaintiff be successful in pressing this claim, Silipos could be enjoined from making, using or selling the accused products and could also be assessed damages for the alleged infringement, which damages could be increased up to three times in the event the infringement is found to be willful, together with attorney fees and certain costs.

We could become subject to certain claims or actions brought by River Biomechanics (“River”) and its principal, a former sales agent and distributor for our foot orthotic devices sold in Canada. These claims may include allegations relating to prior negotiations by us to acquire River, our hiring of certain former employees of River and use of certain confidential information.  While we have received written correspondence from River and its principal threatening to institute litigation and seek damages for $5.0 million, no action has been brought to date.  We would expect to vigorously defend against any claims brought by River and its principal.  We also believe that we have potential causes of action against River and its principal.  In the event we did not ultimately prevail in defending any such claims, we believe that such claims would not have a material adverse effect on our business, financial condition or results of operations.

ITEM 6.  EXHIBITS

Exhibits:

10.1

Amended and restated $7,500,000 secured promissory note due March 31, 2006, incorporated herein by reference to Exhibit 10.27.1 of Amendment No. 4 of our Registration Statement on Form S-1 (File No. 333-120718) filed with the Securities and Exchange Commission on April 14, 2005.

10.2

Amended and restated $3,000,000 promissory note due December 31, 2009, incorporated herein by reference to Exhibit 10.28.1 of Amendment No. 4 of our Registration Statement on Form S-1 (File No. 333-120718) filed with the Securities and Exchange Commission on April 14, 2005.

10.3

Settlement agreement and limited release dated March 31, 2005, among Langer, Inc., Silipos, Inc., LRC North America, Inc., and SSL Holdings, Inc., incorporated herein by reference to Exhibit 10.46 of Amendment No. 4 of our Registration Statement on Form S-1 (File No. 333-120718) filed with the Securities and Exchange Commission on April 14, 2005.

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

LANGER, INC.

Date:	May 23, 2005	By:	/s/ Andrew H. Meyers
Andrew H. Meyers
President and
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)