Form 10-Q
period 2005-06-30
LANGER INC
filed 2005-08-16
CIK 725460

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

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

YES        NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.02 – 9,649,922 shares as of August     , 2005.

INDEX

LANGER, INC. AND SUBSIDIARIES

PART 1.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,744,271	$3,909,849
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $519,437 and $447,657, respectively	5,595,223	7,055,505
Inventories, net	4,477,782	4,846,083
Prepaid expenses and other current assets	1,068,222	1,387,800
Call option	500,000	—
Total current assets	40,385,498	17,199,237
Property and equipment, net	7,183,195	7,181,277
Identifiable intangible assets, net	9,024,454	9,342,898
Goodwill	14,010,528	13,321,151
Other assets	593,703	762,013
Total assets	$71,197,378	$47,806,576
Liabilities and Stockholders' Equity
Current liabilities:
Secured promissory note payable	$8,168,000	$7,986,000
Promissory note payable	3,000,000	—
Obligation under Silipos stock purchase agreement	900,000	—
Obligation under Put Option	—	1,750,000
Accounts payable	1,075,722	1,139,953
Other current liabilities	4,473,340	4,265,345
Unearned revenue	598,906	670,513
Total current liabilities	18,215,968	15,811,811
Non current liabilities:
Long-term debt:
Convertible notes	14,439,000	14,589,000
Promissory note payable	—	2,737,000
Senior subordinated notes payable	—	4,821,498
Obligation under capital lease, excluding current installments	2,700,000	2,700,000
Unearned revenue	99,068	116,000
Accrued pension expense	94,445	94,445
Deferred income taxes payable	1,714,610	1,639,610
Other liabilities	124,648	82,519
Total liabilities	37,387,739	42,591,883
Commitments and contingencies (Notes 2, 11 and 12)
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 9,530,033 and 4,505,033 at June 30, 2005 and December 31, 2004, respectively	190,601	90,101
Additional paid-in capital	42,467,210	14,441,541
Unearned stock compensation	(185,417)	(277,083)
Accumulated deficit	(8,357,595)	(8,784,352)
Accumulated other comprehensive loss	(189,703)	(140,057)
	33,925,096	5,330,150
Treasury stock at cost, 67,100 shares	(115,457)	(115,457)
Total stockholders' equity	33,809,639	5,214,693
Total liabilities and stockholders' equity	$71,197,378	$47,806,576

See accompanying notes to unaudited consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2005	2004		2005		2004
Net sales	$10,051,744		$6,547,503		$20,448,937	$12,311,439
Cost of sales	5,485,761		4,159,984		10,987,821	7,950,570
Gross profit	4,565,983		2,387,519		9,461,116	4,360,869

General and administrative expenses	2,307,329		1,343,889		4,607,427	2,518,023
Selling expenses	2,015,229		786,445		3,953,772	1,594,134
Research and development expenses	109,871		—		240,176	—
Operating income	133,554		257,185		659,741	248,712

Other income (expense):
Interest income	34,271		44,021		115,348	88,368
Interest expense	(1,640,103)		(201,205)		(2,558,560)	(406,171)
Change in fair value of Call Option	500,000		—		500,000	—
Change in fair value of Put Option	—		—		1,750,000	—
Other	36,743		2,494		47,228	2,494

Other (expense) income, net	(1,069,089)		(154,690)		(145,984)	(315,309)

(Loss) income before income taxes	(935,535)		102,495		513,757	(66,597)

Provision for income taxes	48,000		25,000		87,000	75,000
Net (loss) income	$(983,535)		$77,495		$426,757	$(141,597)
Net (loss) income per common share:
Basic	$(.19)	$	..02	$	..09	$(.03)
Diluted	$(.19)	$	..02		$.08	$(.03)

Weighted average number of common shares used in computation of net (loss) income per share:
Basic	5,270,487		4,380,851		4,839,004	4,380,635
Diluted	5,270,487		4,745,083		5,405,286	4,380,635

See accompanying notes to unaudited consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the six months ended June 30, 2005
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury stock	Unearned stock compensation	Additional paid-in capital	Accumulated deficit	Foreign currency translation	Minimum pension liability	Comprehensive income	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2005	4,505,033	$90,101	$(115,457)	$(277,083)	$14,441,541	$(8,784,352)	$294,151	$(434,208)		$5,214,693

Net income	—	—	—	—	—	426,757	—	—	$426,757	—

Foreign currency adjustment	—	—	—	—	—	—	(49,646)	—	(49,646)	—

Total comprehensive income	—	—	—	—	—	—	—	—	$377,111	377,111

Amortization of unearned stock compensation	—	—	—	91,666	—	—	—	—		91,666

Sale of stock in public offering	5,000,000	100,000	—	—	32,400,000					32,500,000

Expenses of public offering, including sales commissions	—	—	—	—	(4,521,446)	—	—	—		(4,521,446)

Conversion of convertible note to common stock, net	25,000	500	—	—	147,115					147,615

Balance at June 30, 2005	9,530,033	$190,601	$(115,457)	$(185,417)	$42,467,210	$(8,357,595)	$244,505	$(434,208)		$33,809,639

See accompanying notes to unaudited consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$426,757	$(141,597)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	789,695	465,898
Gain on sale of property and equipment	(10,402)	—
Change in fair value of Put Option	(1,750,000)	—
Change in fair value of Call Option	(500,000)
Amortization of interest expense relating to increasing-rate debt and term-extending option on the $7.5 Million Note	677,000	—
Amortization of debt acquisition costs	167,050	—
Amortization of debt discount on senior subordinated notes payable	678,502	—
Amortization of unearned stock compensation	91,666	—
Provision for doubtful accounts receivable	82,500	48,000
Deferred income taxes	75,000	75,000
Changes in operating assets and liabilities:
Accounts receivable	1,358,504	(313,120)
Inventories	354,608	(660,529)
Prepaid expenses and other current assets	315,297	(335,201)
Accounts payable and other current liabilities	(835,932)	(226,040)
Unearned revenue and other liabilities	(42,409)	(35,311)
Net cash provided by (used in) operating activities	1,877,836	(1,122,900)
Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	70,000	—
Purchase of property and equipment	(552,903)	(480,474)
Purchase of business, net of cash acquired	(21,377)	(321,669)
Net cash used in investing activities	(504,280)	(802,143)
Cash Flows From Financing Activities:
Sale of stock in public offering	32,500,000	—
Offering expenses paid, including sales commissions	(3,530,273)	—
Repayment of senior subordinated notes payable	(5,500,000)	—
Payment of promissory notes	—	(800,000)
Proceeds from the exercise of stock options	—	1,600
Net cash provided by (used in) financing activities	23,469,727	(798,400)
Effect of exchange rate changes on cash	(8,861)	(14,293)
Net increase (decrease) in cash and cash equivalents	24,834,422	(2,737,736)
Cash and cash equivalents at beginning of period	3,909,849	5,533,946
Cash and cash equivalents at end of period	$28,744,271	$2,796,210
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$887,856	$309,599
Supplemental Disclosures of Non-Cash Investing Activities:
Reduction in purchase price of business acquired satisfied by the reduction of the principal balance of the $7.5 Million Note	$232,000	$—
Supplemental Disclosures of Non-Cash Financing Activities:
Conversion of 4% Convertible Note into common stock, net	$147,615	$—
Obligation under Silipos stock purchase agreement	$900,000	$—
Increase in accounts payable relating to registration costs	$991,173	$—

See accompanying notes to unaudited consolidated financial statements.

LANGER, INC.
AND SUBSIDIARIES
Notes To Unaudited Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

(a)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the related financial statements and consolidated notes, included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004.

Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(b)   Derivative Financial Instruments

In the consolidated financial statements for the year ended December 31, 2004, the Company accounted for its option to make a cash payment of $500,000 on March 31, 2005, or increase the principal amount of the Company's $7.5 million secured promissory note due March 31, 2006 (the "$7.5 Million Note") by $1 million effective April 1, 2005 (either payment a "Protection Payment") if the Company does not prepay the $7.5 Million Note by March 31, 2005, as an embedded derivative which required bifurcation under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." Additionally, the Company accounted for the option embedded in its $3.0 million promissory note due December 31, 2009 (the "$3.0 Million Note") to receive a payment equal to one half of the actual Protection Payment made under the $7.5 Million Note if the $3.0 Million Note is prepaid by March 31, 2006, as an embedded derivative which requires bifurcation under SFAS No. 133. For the year ended December 31, 2004, the embedded derivative instruments in the $7.5 Million Note and the $3.0 Million Note were recorded at their fair value using the discounted cash flow method.

During the three months ended March 31, 2005, the Company determined that it should have accounted for the $7.5 Million Note as increasing-rate debt with a term-extending option under the provisions of Emerging Issues Task Force ("EITF") Issue No. 86-15, "Increasing-Rate Debt." Additionally, the Company determined that it should have accounted for the $3.0 Million Note as debt with an embedded call option which requires bifurcation under SFAS No. 133. The embedded derivative instrument in the $3.0 Million Note should have been recorded at its fair value to an unrelated third party market participant. The Company has determined that this change did not have a material impact on its financial position or results of operations as of or for the year ended December 31, 2004, or its results of operations as of or for the three months ended March 31, 2005 and, accordingly, this change has been reflected in its consolidated financial statements for the three and six month periods ended June 30, 2005. Note 5, "Long-Term Debt" to the unaudited consolidated financial statements further describes the Company's current accounting with respect to the $7.5 Million Note and the $3.0 Million Note.

(c)   Provision for Income Taxes

For the three and six month periods ended June 30, 2005, the Company's provision for income taxes on foreign operations was estimated at $10,000 and $12,000, respectively. There was no provision for income taxes on foreign operations for the three and six months ended June 30, 2004.

Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. The timing of the reversal is unknown. Therefore, the Company recorded a deferred income tax expense of $38,000 and $75,000 for the three and six month periods ended June 30, 2005, respectively, and $38,000 and $75,000 for the three and six month periods ended June 30, 2004, respectively, which would not have been required prior to the adoption of SFAS No. 142.

(d)   Reclassifications

Certain amounts have been reclassified in the prior period consolidated financial statements to present them on a basis consistent with the current periods.

(e)   Seasonality

A substantial portion of the Company's revenue is derived from the sale of custom orthotics. North American custom orthotic revenue has historically been significantly higher in the warmer months of the year, while custom orthotic revenue of the Company's United Kingdom subsidiary has historically not evidenced any seasonality.

(f)   Stock Options

At June 30, 2005, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net (loss) income – as reported	$(983,535)	$77,495	$426,757	$(141,597)

Deduct: Total stock-based employee expense determined under fair value basis method for all awards, net of taxes	(376,175)	(193,145)	(762,092)	(260,098)

Pro –forma net (loss)	$(1,359,710)	$(115,650)	$(335,335)	$(401,695)

(Loss) earnings per share:
Basic – as reported	$(.19)	$.02	$.09	$(.03)
Basic – pro forma	$(.26)	$(.03)	$(.07)	$(.09)

Diluted – as reported	$(.19)	$.02	$.08	$(.03)
Diluted – pro forma	$(.26)	$(.03)	$(.07)	$(.09)

On June 23, 2005, the Company granted, pursuant to the 2001 Stock Incentive Plan, 462,500 options to employees which are exercisable at $6.52 per share. 165,000 of the options vest in three equal annual tranches on the anniversary of the grants, and 297,500 options vest in three equal annual tranches on December 31, 2007, 2008 and 2009. No further options will be granted under the 2001 Stock Incentive Plan.

The shareholders approved at the annual shareholders meeting on June 23, 2005, the Company's 2005 Stock Incentive Plan. An aggregate of 2,000,000 shares of common stock is reserved for issuance and available for awards under the 2005 Stock Incentive Plan.

The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123 requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1997. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility of 59% and 58%, and risk free interest rates of 3.74% and 3.90% for the three months ended June 30, 2005 and 2004, respectively, and stock volatility of 59% and 58%, and risk free interest rates of 3.74% and 3.20% for the six months ended June 30, 2005 and 2004, respectively, and no dividends during the expected term. The Company's calculations are on a multiple option valuation approach and forfeitures are recognized as they occur.

(g)   Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, "Inventory Pricing", to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adoption of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), revising SFAS No. 123, and superceding APB No. 25. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) required that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. As a result of the Securities and Exchange Commission's April 2005 extension of the compliance date for SFAS 123(R), SFAS 123(R) will be effective for the Company as of the beginning of the 2006 fiscal year. The adoption of this new accounting pronouncement is expected to have a material impact on the Company's consolidated financial statements commencing with the first quarter of the year ending December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154") which changes the requirements for the accounting and reporting of a change in accounting principle and error corrections. SFAS 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Starting in 2006, the Company will apply the provisions of SFAS 154 on a prospective basis when applicable.

In July 2005, the FASB issued an exposure draft of an interpretation of SFAS No. 109, "Accounting for Income Taxes." This proposed Interpretation would clarify the accounting for uncertain tax positions. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed Interpretation consistent with its use in SFAS No. 5, "Accounting for Contingencies", to mean that "the future event or events are likely to occur." Individual tax positions that fail to meet the probable recognition threshold will generally result in the inability to recognize the benefit of such position in the financial statements. This proposed Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods and transition. If adopted as proposed, this Interpretation would apply to financial statements effective as of the end of the fiscal year ending after December 15, 2005. The Company believes that the Interpretation, if adopted as proposed, will not have a material effect on its consolidated financial position or results of operations.

NOTE 2 – ACQUISITION

(a)   Acquisition of Silipos

On September 30, 2004, the Company acquired all of the outstanding stock of Silipos, Inc. ("Silipos") from SSL International plc ("SSL"). Silipos is a manufacturer of gel-based products for the orthopedic, prosthetic and skincare markets, and operates out of a 40,000 square-foot manufacturing facility in Niagara Falls, New York, and a sales and marketing office in New York City. Silipos was acquired because of its distribution channels and its proprietary products. The purchase price for Silipos was determined by arm's-length negotiations between the Company and SSL and was based in part upon analyses and due diligence which the Company performed on the financial records of Silipos, focusing on enterprise value, historic cash flows and expected future cash flow to determine valuation. The results of operations of Silipos since September 30, 2004 (the date of acquisition) have been included in the Company's consolidated financial statements.

The original purchase price paid was $15.5 million, plus transaction costs of approximately $1.9 million (including $0.9 million with respect to contingent consideration accrued at June 30, 2005 pursuant to an obligation under the Silipos stock purchase agreement described below), and was comprised of $5.0 million of cash paid at closing, the $7.5 Million Note and the $3.0 Million Note. (See Note 5, "Long Term Debt", for a description of the notes). On March 31, 2005, the Company entered into a settlement agreement and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million. (See Note 5, "Long-term Debt" for the definition of the Settlement Agreement).

Silipos was a party to a supply agreement with Poly-Gel, L.L.C. ("Poly-Gel"), Silipos' former supplier of mineral based gels, under which the owners of Poly-Gel had the option to require Silipos to purchase Poly-Gel at a purchase price equal to 1.5 times Poly-Gel's revenue for the twelve month period ending immediately prior to the exercise of the option (the "Put Option"). The fair value of the obligation under the Put Option was $2,355,000 at September 30, 2004. The fair value of the obligation under the Put Option was $1,750,000 at December 31, 2004. The Company recorded the reduction in the fair value of the obligation under the Put Option of $605,000 as a gain on change in the fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. The Put Option expired unexercised on February 16, 2005, and the Company did not otherwise acquire Poly-Gel. The Company recorded the expiration of the Put Option as an additional gain of $1,750,000 during the three months ended March 31, 2005.

The Silipos purchase agreement provides that if the Company acquires Poly-Gel prior to March 31, 2006, for less than $4,500,000, and liabilities and damages relating to claims brought by Poly-Gel arising out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulation) of Poly-Gel, as well as any other alleged violations of the supply agreement (the "Potential Poly-Gel Claims") do not exceed $2,000,000, the Company is obligated, pursuant to the terms of the Silipos purchase agreement, to pay SSL an additional amount of $4,500,000 less the purchase price paid for Poly-Gel, which could result in a payment to SSL of up to $4.5 million. The Company's aggregate liability under this provision of the Silipos purchase agreement could be as high as $4.5 million.

If the Company does not acquire Poly-Gel prior to March 31, 2006, and the amount of any liabilities for Potential Poly-Gel Claims, as defined in the Silipos purchase agreement, do not exceed $2,500,000, then the Company was obligated, under the Silipos purchase agreement, to pay SSL $1,000,000, plus an amount not to exceed $500,000, for certain costs, if incurred by SSL, in defense of any such Potential Poly-Gel Claims.

In June 2005, the Company reached an agreement with SSL to repay the $7.5 Million Note and the $3.0 Million Note and to settle the $1 million obligation under the Silipos stock purchase agreement. In consideration for making these payments, SSL provided the Company with a $100,000 discount with respect to the $7.5 Million Note and $100,000 discount with respect to the $1 million payment. The payments were made on July 15, 2005. The Company recorded the $900,000 obligation under the Silipos stock purchase agreement as contingent consideration at June 30, 2005, under SFAS No. 141, "Business Combinations", as additional goodwill and will record any amount due as payment for costs incurred by SSL up to $500,000 in the consolidated statement of operations when incurred. Additionally, the Company recorded approximately $292,000 as transaction expenses associated with a possible acquisition of Poly-Gel that was abandoned, which was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2004.

Allocation of Silipos' purchase price among the assets acquired and liabilities assumed is based on the Company's evaluation of the fair value of the assets and liabilities of Silipos.

The following table sets forth the components of the purchase price:

Total cash consideration	$5,000,000
Promissory notes issued	10,268,000	(1)
Transaction costs paid or accrued	1,941,003
Total purchase price	$17,209,003

(1)   On March 31, 2005, the Company entered into a settlement agreement and limited release among the parties to the Silipos purchase agreement. Under the terms of the settlement agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by decreasing the principal amount of the $7.5 Million Note, which was originally due on March 31, 2006, and is reflected above. (See Note 5, "Long-term Debt" for discussion of the $7.5 Million Note.)

The following table provides the preliminary allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at September 30, 2004:

Assets:
Cash and cash equivalents	$378,264
Accounts receivable	3,365,847
Inventories	2,111,511
Other current assets	326,996
Property and equipment	4,059,300
Goodwill	9,310,378
Identifiable intangible assets (trade name of $2,688,000, repeat customer base of $1,680,000, and licensing agreement and related technology of $1,364,000)	5,732,000
Deferred income tax assets	692,047
25,976,343
Liabilities:
Accounts payable	594,982
Obligation under Put Option	2,355,000
Accrued liabilities	1,418,762
Capital lease obligation	2,700,000
Deferred income taxes payable	1,698,596
8,767,340
Total purchase price	$17,209,003

In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill and intangible assets with indefinite lives. The value allocated to goodwill in the purchase of Silipos is not deductible for income tax purposes.

Below are unaudited pro forma results of operations for the three and six months ended June 30, 2004, as if the Company acquired Silipos on January 1, 2004. Such pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the three and six months ended June 30, 2004 were:

	Three months ended June 30, 2004	Six months ended June 30, 2004
Net sales	$10,329,238	$21,165,572
Net loss	$(334,894)	$(9,690,871)	(1)
Loss per share	$(.08)	$(2.21)

(1) Includes loss on impairment of historic goodwill of Silipos of $9,124,344.

(b)   Identifiable intangible assets

Identifiable intangible assets at December 31, 2004 consisted of:

Assets	Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names – Benefoot	indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements – Benefoot/Bi-Op	7/8 Years	630,000	187,197	442,803
License agreements and related technology – Benefoot	11 Years	1,600,000	386,010	1,213,990
Repeat customer base – Bi-Op	20 Years	500,000	50,000	450,000
Trade Names − Silipos	indefinite	2,688,000	—	2,688,000
Repeat customer base - Silipos	7 Years	1,680,000	60,000	1,620,000
License agreements and related technology − Silipos	9.5 Years	1,364,000	35,895	1,328,105
		$10,062,000	$719,102	$9,342,898

Identifiable intangible assets at June 30, 2005 consisted of:

Assets	Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names – Benefoot	indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements – Benefoot/Bi-Op	78 Years	630,000	228,625	401,375
License agreements and related technology – Benefoot	11 Years	1,600,000	458,736	1,141,264
Repeat customer base – Bi-Op	20 Years	500,000	62,500	437,500
Trade Names − Silipos	indefinite	2,688,000	—	2,688,000
Repeat customer base − Silipos	7 Years	1,680,000	180,000	1,500,000
License agreements and related technology − Silipos	9.5 Years	1,364,000	107,685	1,256,315
		$10,062,000	$1,037,546	$9,024,454

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended June 30, 2005 and 2004 were $159,222 and $63,327, respectively. Aggregate amortization expense relating to the above identifiable intangible assets for the six months ended June 30, 2005 and the six months ended June 30, 2004 were $318,444 and $126,654, respectively. As of December 31, 2004, the estimated future amortization expense is $637,000 per annum for 2005 to 2008 and $615,000 for 2009.

(c)   Goodwill

Changes in goodwill for the year ended December 31, 2004 and for the six months ended June 30, 2005 are as follows:

	Orthopedics	Skincare	Total
Balance, January 1, 2004	$4,536,198	$—	$4,536,198
Purchase price adjustments related to achievement of milestones − Benefoot	163,952	—	163,952
Acquisition of Silipos	6,034,701	2,586,300	8,621,001
Balance, December 31, 2004	10,734,851	2,586,300	13,321,151
Purchase price adjustments related to Silipos	482,564	206,813	689,377
Balance, June 30, 2005	$11,217,415	$2,793,113	$14,010,528

In accordance with the provisions SFAS No. 142, the Company no longer amortizes goodwill and identifiable intangible assets with indefinite lives (trade names). Instead these assets are reviewed for impairment on an annual basis as of October 1.

During the six months ended June 30, 2005, goodwill increased by approximately $689,000. The increase in goodwill was attributable primarily to the accrual of $900,000 as the full settlement of our obligation under the Silipos stock purchase agreement to pay SSL Holdings, Inc., $1 million if the Company did not acquire Poly-Gel by March 31, 2006 and which was accounted for under SFAS No. 141. The payment was made on July 15, 2005. These increases were partially offset by a $232,000 reduction in the purchase price paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. Additionally, the Company recorded additional legal fees of approximately $21,000 associated with the acquisition.

NOTE 3 – INVENTORIES, NET

	June 30, 2005	December 31, 2004
	(Unaudited)
Raw materials	$2,710,403	$2,621,930
Work-in-process	332,638	466,980
Finished goods	1,897,982	2,126,417
	4,941,023	5,215,327
Less: Allowance for excess and obsolescence	463,241	369,244
	$4,477,782	$4,846,083

NOTE 4 – PUBLIC OFFERING

On June 15, 2005, the Company completed an underwritten public offering of common stock, resulting in a sale of 5,000,000 shares of common stock at $6.50 per share or $32,500,000 of gross proceeds. The Company incurred underwriting discounts and offering expenses totaling $4,521,446 in connection with the sale of such shares. The Company used a portion of the net proceeds totaling $5,675,389 to repay the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the "Subordinated Notes"), plus accrued interest of $175,389 on June 15, 2005. The Company also used a portion of the net proceeds to repay the $7.5 Million Note, the $3.0 Million Note and the Silipos stock purchase obligation of $900,000 (as finally settled on July 15, 2005– see Note 12, "Subsequent Events"). On July 13, 2005, the underwriters exercised a portion of their overallotment option and purchased an additional 226,989 shares of common stock at $6.50 per share (see Note 12, "Subsequent Events").

NOTE 5 – LONG-TERM DEBT

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the "Convertible Notes"), in a private placement. Langer Partners, LLC, whose sole manager and voting member is Warren B. Kanders, the Company's Chairman of the Board of Directors since November 12, 2004, holds $2,500,000 principal amount of these Convertible Notes. The Convertible Notes are convertible into shares of the Company's common stock at a conversion price of $6.00 per share (equal to the market value of the Company's stock on October 31, 2001), subject to anti-dilution protections in the event that, among other things, the Company issues common stock or equity securities convertible into or exchangeable for common stock at a price below the conversion price of the Convertible Notes, and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, "Call") the Convertible Notes, in whole or in part after August 31, 2003. If the Company elects to Call any of the Convertible Notes, the holders of the Convertible Notes may elect to convert the Convertible Notes into the Company's common stock. On June 20, 2005, $150,000 of the Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest is payable semi-annually on the last day of June and December. Additionally, the Company wrote off related unamortized deferred expenses of $2,385 with respect to the Convertible Notes as a charge to additional paid-in capital. Interest expense on the Convertible Notes for the three and six months ended June 30, 2005 was $145,707 and $291,597, respectively. Interest expense for the three and six months ended June 30, 2004 was $145,890 and 291,780, respectively.

The Company received net proceeds of $13,668,067 from the offering of the Convertible Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Convertible Notes. The amortization of these costs for the three month periods ended June 30, 2005 and 2004 were $48,382 and $48,443, respectively, and were $96,825 and $96,886 for the six months ended June 30, 2005 and 2004, respectively, and were included in interest expense in the related consolidated statements of operations.

The Company issued $1,800,000 in promissory notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were repaid on May 6, 2003 and the balance was repaid on May 6, 2004. Related interest expense for the three and six month periods ended June 30, 2004 were $3,111 and $11,111, respectively.

On September 30, 2004, the Company completed the acquisition of all of the outstanding stock of Silipos (see Note 2 (a) — "Acquisition of Silipos"). In connection with the acquisition of Silipos, the Company issued:

(i)   the Subordinated Notes to ten accredited investors;

(ii)   the $7.5 Million Note, as previously defined; and

(iii)   the $3.0 Million Note, as previously defined.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners, LLC, held $750,000 principal amount of these Subordinated Notes. As part of such issuance, the Company also issued warrants to purchase 110,000 shares of its common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which warrants are exercisable until September 30, 2009, commencing the earlier of (i) six months after the refinancing or prepayment of such notes, or (ii) September 30, 2005. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as an additional interest expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third party for placing the debt, which warrants have a fair value of $75,800, using the Black-Scholes pricing model and the same assumptions used to value the other warrants. The Company recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fees for the six months ended June 30, 2005, and $48,296 and $5,194 for the three month periods ended June 30, 2005, respectively. There were no such amounts in the prior year's three and six month periods. The Company repaid the Subordinated Notes plus accrued interest which totaled $5,675,389 on June 15, 2005, with a portion of the net proceeds from its public offering of common stock (see Note 4, "Public Offering"). Accordingly, the Company recognized $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fees of $57,973 as interest expense on the consolidated statements of operations for the three and six month periods ended June 30, 2005.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and, if not repaid in full on or before March 31, 2005, the Company was obligated to make a Protection Payment. Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005, which remains in effect until its maturity date of March 31, 2006. If not repaid on or before March 31, 2006, the $7.5 Million Note also provides for a default interest rate of 12% per annum, escalating 3% per annum for each additional 90 days thereafter up to the maximum rate permitted by law. Financial covenants under the $7.5 Million Note require that Silipos maintain a tangible net worth of at least $4.5 million and prohibited the Company from incurring any additional indebtedness except to borrow up to $3.5 million for working capital, any amounts that would have been required to be paid for the purchase of Poly-Gel pursuant to the Put Option, and equipment or capital leases up to a maximum of $500,000. The Company determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133 in that there is no provision for net settlement. The Company followed the guidance of EITF No. 86-15 which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, the Company recorded additional interest expense of approximately $373,000 and approximately $677,000 (in excess of the initial coupon rate of 5.5%, 7.5 % after April 1, 2005) as increases to the carrying value of the $7.5 Million Note for the three and six month periods ended June 30, 2005, respectively.

The $3.0 Million Note provides for a default interest rate of 11% per annum, escalating 3% per annum every 90 days thereafter up to the maximum rate permitted by law. A default under the $7.5 Million Note constitutes a default under the $3.0 Million Note. Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note are repaid prior to March 31, 2006. The Company determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note have been repaid in full by March 31, 2006, represented a call option ("Refund Provision") that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund the Company is entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise. The Company concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment. After reaching this determination, the Company followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation. Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimis and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset and a gain on change in fair value of a call option. In making this determination, consideration was given primarily to the fact that the Company had completed its underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the notes (see Note 12, "Subsequent Events").

Both the $7.5 Million Note and the $3.0 Million Note are included as current liabilities in the balance sheet as of June 30, 2005. The $3.0 Million Note was carried as a long-term liability at December 31, 2004 based upon the Company's expected ability to repay the $3.0 Million Note (which had a carrying value of $2,737,000 at December 31, 2004). The Company incurred interest expense of approximately $528,000 (inclusive of approximately $373,000 of additional interest expense in excess of the initial coupon rate of 5.5%) and $41,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, in the three months ended June 30, 2005 and $935,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5.% after April 1, 2005)) and $83,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, for the six months ended June 30, 2005. The Company recorded the $7.5 Million Note and the $3.0 Million Note at their face value which represented the fair value of the notes on their date of issuance (September 30, 2004).

On March 31, 2005, the Company entered into a settlement agreement (the "Settlement Agreement") and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price is being satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006 to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect the Company's election on March 15, 2005, in accordance with the its terms, to increase the principal amount effective, April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note is $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties also agreed to amend and restate the $3.0 Million Note, which was originally due on December 31, 2009. The $3.0 Million Note was amended and restated to provide that the note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note have been repaid in full on or before March 31, 2006.

In June, 2005, the Company reached a further settlement with SSL to repay the acquisition indebtedness incurred and certain other obligations under the Silipos stock purchase agreement. Additionally, the Company agreed to satisfy its obligations under the Silipos stock purchase agreement to pay SSL Holdings, Inc. $1.0 million by March 31, 2006 if the Company did not acquire Poly-Gel by such date. In consideration of the Company's earlier than scheduled repayment of the $7.5 Million Note and the $3.0 Million Note and the $1.0 million payment, SSL provided the Company with a $100,000 discount with respect to the $7.5 Million Note and a $100,000 discount with respect to the $1.0 million payment. The Company adjusted its estimate of interest expense on its increasing–rate debt to increase the carrying value of the $7.5 Million Note to the settlement amount of $8,168,000 at June 30, 2005. The agreement was consummated and payment was made on July 15, 2005.

NOTE 6 – SEGMENT INFORMATION

Prior to October 1, 2004, the Company operated in two segments, custom orthotics and distributed products. Beginning October 1, 2004, following the acquisition of Silipos, the Company has operated in two new segments, orthopedic and skincare. The segment information for the three and six month periods ended June 30, 2005 is reported utilizing these segments, and the information for the three and six month periods ended June 30, 2004 has been restated to reflect the current segment reporting structure. Intersegment net sales are recorded at cost. Segment information for the three and six month periods ended June 30, 2005 and 2004 is summarized as follows:

Three months ended June 30, 2005	Orthopedic	Skincare	Total
Net sales	$9,347,030	$704,714	$10,051,744
Gross profit	4,159,380	406,603	4,565,983
Operating income	79,937	53,617	133,554
Total Assets	62,890,531	8,306,847	71,197,378

Three months ended June 30, 2004	Orthopedic	Skincare	Total
Net sales	$6,547,503	$—	$6,547,503
Gross profit	2,387,519	—	2,387,519
Operating income	257,185	—	257,185
Total Assets	23,117,534	—	23,117,534

Six months ended June 30, 2005	Orthopedic	Skincare	Total
Net sales	$18,381,041	$2,067,896	$20,448,937
Gross profit	8,282,701	1,178,415	9,461,116
Operating income	443,653	216,088	659,741
Total Assets	62,890,531	8,306,847	71,197,378

Six months ended June 30, 2004	Orthopedic	Skincare	Total
Net sales	$12,311,439	$—	$12,311,439
Gross profit	4,360,869	—	4,360,869
Operating income	248,712	—	248,712
Total Assets	23,117,534	—	23,117,534

Geographical segment information is summarized as follows:

Three months ended June 30, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$8,306,751	$642,676	$1,102,317	$10,051,744
Intersegment net sales	206,433	—	—	206,433
Gross profit	3,684,030	342,370	539,583	4,565,983
Operating (loss) income	(123,972)	82,193	175,333	133,554
Total Assets	67,428,602	1,703,303	2,065,473	71,197,378

Three months ended June 30, 2004	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$5,245,376	$574,856	$727,271	$6,547,503
Intersegment net sales	136,144	—	—	136,144
Gross profit	1,819,420	288,937	279,162	2,387,519
Operating income	106,571	97,560	53,054	257,185
Total Assets	20,441,300	1,428,994	1,247,240	23,117,534

Six months ended June 30, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$17,159,707	$1,156,709	$2,132,521	$20,448,937
Intersegment net sales	406,544	—	—	406,544
Gross profit	7,880,454	568,006	1,012,656	9,461,116
Operating income	385,828	79,251	194,662	659,741
Total Assets	67,428,602	1,703,303	2,065,473	71,197,378

Six months ended June 30, 2004	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$9,852,709	$1,046,094	$1,412,636	$12,311,439
Intersegment net sales	207,096	—	—	207,096
Gross profit	3,336,655	513,592	510,622	4,360,869
Operating income	39,272	139,201	70,239	248,712
Total Assets	20,441,300	1,428,994	1,247,240	23,117,534

NOTE 7 – COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) was as follows:

	Six months ended June 30,
	2005	2004
Net income (loss)	$426,757	$(141,597)
Other comprehensive (loss) net of tax:
Change in equity resulting from translation of financial statements into U.S. dollars	(49,646)	(86,099)
Comprehensive income (loss)	$377,111	$(227,696)

NOTE 8 – INCOME (LOSS) PER SHARE

Basic earnings per common share ("EPS") are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the three months ended June 30, 2005 and 2004 exclude approximately 563,500 and 20,500 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The diluted income (loss) per share computations for the six months ended June 30, 2005 and 2004 exclude approximately 563,500 and 167,380 shares, respectively, because the effect of including them would be anti-dilutive. The impact of the Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for each of the three and six month periods ended June 30, 2005 and 2004. Had the impact of the Convertible Notes been included in the calculation of the diluted earnings per share, net income would have increased by approximately $194,000 in each of the three months ended June 30, 2005 and 2004. The diluted weighted average shares would have increased by 2,406,500 and 2,431,500 for the three month periods ended June 30, 2005 and 2004, respectively, to reflect the conversion of the Convertible Notes. Additionally, had the impact of the Convertible Notes been excluded in the calculation of diluted earnings per share for the six months ended June 30, 2005 and 2004, net income would have increased in each six month period by approximately $388,000 and diluted weighted average shares would have increased by 2,406,500 and 2,431,500, respectively.

The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Three months ended June 30,
	2005			2004
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Basic EPS:
(Loss) income available to common stockholders	$(983,535)	5,270,487	$(.19)	$77,495	4,380,851	$.02

Effect of Dilutive Securities:
Stock options	—	—	—	—	364,232	—

Diluted EPS:
(Loss) income available to common stockholders plus assumed exercise of stock options	$(983,535)	5,270,487	$(.19)	$77,495	4,745,083	$.02

	Six months ended June 30,
	2005			2004
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Basic EPS:
Income (loss) available to common stockholders	$426,757	4,839,004	$.09	$(141,597)	4,380,635	$(.03)
Effect of Dilutive Securities:
Stock options and warrants	—	526,281	(.01)	—	—	—
Stock awards	—	40,000	—	—	—	—

Diluted EPS:
Income (loss) available to common stockholders plus assumed exercise of stock options, warrants and stock awards	$426,757	5,405,286	$.08	$(141,597)	4,380,635	$(.03)

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting Agreement with Kanders & Company, Inc.    On November 12, 2004, the Company entered into a consulting agreement (the "Consulting Agreement") with Kanders & Company, Inc. ("Kanders & Company"), the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company's Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC ("Langer Partners"), the Company's largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company's non-exclusive consultant to provide us with strategic consulting and corporate development services for a term of three years. Kanders & Company will receive, pursuant to the Consulting Agreement, an annual fee of $200,000 and may receive separate compensation for assistance, at the Company's request, with certain transactions or other matters to be determined by the board from time to time, and options to purchase 240,000 shares of the Company's common stock at an exercise price of $7.50 per share, vesting in three equal annual installments beginning on November 12, 2005. The Company has also agreed to provide Kanders & Company with indemnification protection which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error or misstatement by Kanders & Company alleged by any claimant. The Consulting Agreement replaced a previous agreement for similar consulting services, pursuant to which Kanders & Company received an annual fee of $100,000, options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.525 per share, and the indemnification protection described above. The Company paid or accrued $100,000 and $50,000 during the six months ended June 30, 2005 and 2004, respectively, pursuant to the Consulting Agreement and the previous agreement, and $50,000 and $25,000 respectively, during the three months ended June 30, 2005 and 2004.

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

Note and Warrant Purchase Agreement.    On September 30, 2004, the Company sold (a) an aggregate principal amount of $5,500,000 of the Company's Subordinated Notes, and (b) warrants to purchase an aggregate of 110,000 shares of the Company's common stock at an exercise price of $0.02 per share (the "Warrants") pursuant to a Note and Warrant Purchase Agreement dated September 30, 2004 by and among the Company and ten accredited investors, including Langer Partners, LLC. The Subordinated Notes and Warrants were sold by the Company to finance the cash portion of the purchase price of the Silipos acquisition. Langer Partners purchased and held $750,000 principal amount of the Subordinated Notes and Warrants to purchase 15,000 shares of the Company's common stock. The Subordinated Notes were prepayable at any time without penalty, and interest accrued on the unpaid principal amount of the Subordinated Notes at the rate of 7% per annum, payable semi-annually in arrears on the last day of June and December in each year until the maturity date. The Warrants are exercisable commencing the earlier of (i) six months after the refinancing or prepayment of the Subordinated Notes, or (ii) September 30, 2005. The Warrants expire September 30, 2009. The exercise price of the Warrants is subject to adjustment in certain circumstances. The fair value of the Warrants was determined to be $735,900 using the Black-Scholes pricing model. This amount was recognized as a discount to the Subordinated Notes and is being amortized over the term of the Company's Subordinated Notes and recorded as an additional interest expense. Under the Note and Warrant Purchase Agreement, the Company agreed to use its best efforts to file a shelf registration statement covering resales of the shares underlying the Warrants by December 31, 2005. The Subordinated Notes plus accrued interest were repaid in full in June 2005. (See Note 5, "Long-term Debt").

Loan to Steven Goldstein.    In April 2002, the Company made a full-recourse secured two-year term loan to Mr. Steven Goldstein, the Company's Executive Vice President, in the principal sum of $21,000, which provided for interest at the rate of 4% per year, compounded quarterly. The loan, along with applicable interest, was repaid in April 2004.

Other related party transactions.    The Company has obtained certain technology related products and services from a company owned by the brother-in-law of Andrew Meyers, the Company's President, Chief Executive Officer and director. Costs incurred for products and services provided by this company were approximately $11,000 and $2,400 in the three month periods ended June 30, 2005 and 2004, respectively, and $11,000 and $14,000 in the six month periods ended June 30, 2005 and 2004, respectively. Langer also engaged a company owned by Steven Goldstein's father-in-law to provide certain promotional and marketing goods and services. Costs incurred with respect to such goods and services for the three month periods ended June 30, 2005 and 2004 were $0 and $15,730, respectively, and $0 and $30,465 for the six month periods ended June 30, 2005 and 2004, respectively.

NOTE 10 – PENSION

	Pension Benefits
Three months ended June 30:	2005	2004
Interest cost	$8,987	$8,525
Expected return on plan assets	(11,710)	(9,563)
Amortization of transition (assets) or obligations	1,948	1,948
Recognized actuarial (gain) loss	4,766	4,808
Net periodic benefit cost	$3,991	$5,718

	Pension Benefits
Six months ended June 30:	2005	2004
Interest cost	$17,983	$17,075
Expected return on plan assets	(23,433)	(19,166)
Amortization of transition (assets) or obligations	3,896	3,896
Recognized actuarial (gain) loss	9,532	9,616
Net periodic benefit cost	$7,978	$11,421

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it expected to contribute approximately $57,000 to its pension plan in 2005. As of June 30, 2005, no contributions have been made.

NOTE 11 – LITIGATION

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

The Company could become subject to certain claims or actions brought by River Biomechanics ("River") and its principal, a former sales agent and distributor for the Company's foot orthotic devices sold in Canada. These claims may include allegations relating to prior negotiations by the Company to acquire River, the Company's hiring of certain former employees of River and use of certain confidential information. While the Company has received written correspondence from River and its principal threatening to institute litigation and seek damages for $5.0 million, no action has been brought to date. The Company would expect to vigorously defend against any claims brought by River and its principal. The Company also believes that it has potential causes of action against River and its principal. In the event the Company did not ultimately prevail in defending any such claims, the Company believes that such claims would not have a material adverse effect on its business, financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

On July 13, 2005, the underwriters of the public offering of the Company's common stock exercised a portion of their overallotment option to purchase 226,989 additional shares at a price of $6.50 per share, generating gross proceeds of $1,475,429 or $1,335,149, net of underwriting discounts and estimated related expenses.

On July 15, 2005, the Company consummated the settlement with SSL, the seller of Silipos, to repay the acquisition indebtedness incurred and certain other obligations under the Silipos stock purchase agreement. The Company paid off the $7.5 Million Note, which had a face value of $8.268 million, plus accrued interest of approximately $248,000 ($224,000 through June 30, 2005), the $3.0 Million Note plus accrued interest of approximately $75,000 ($69,000 through June 30, 2005) less the recoupment of the Protection Payment of $0.5 million. Additionally, the Company satisfied its obligation under the Silipos stock purchase agreement to pay SSL Holdings, Inc. $1.0 million by March 31, 2006 if the Company did not acquire Poly-Gel, LLC. In consideration of the Company's earlier than scheduled repayment to SSL of the $7.5 Million Note and the $3.0 Million Note and the $1.0 million payment, SSL provided the Company with a $100,000 discount with respect to the $7.5 Million Note and a $100,000 discount with respect to the $1.0 million payment.

The Company recorded the difference between the carrying value of the indebtedness and the settlement amount (net of the $100,000 discount) as additional interest with respect to the $7.5 Million Note and the $3.0 Million Note in the three months ended June 30, 2005. Additionally, the Company recorded $900,000 (the difference between the $1.0 million payment under the stock purchase agreement and a $100,000 discount) as additional goodwill and obligation under the Silipos stock purchase agreement, as provided under SFAS No. 141 as of June 30, 2005.

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

Since February 2001, we have consummated the following three acquisitions:

• Silipos.	On September 30, 2004, we acquired Silipos, Inc., our largest acquisition to date, from SSL International plc ("SSL"). Silipos is a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets. We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus. The aggregate consideration paid by us in connection with this acquisition was approximately $17.2 million, including transaction costs of approximately $1.9 million (including $0.9 million with respect to contingent consideration accrued at June 30, 2005 pursuant to an obligation under the Silipos stock purchase agreement, described below), subject to a dollar-for-dollar downward adjustment to the extent that Silipos' working capital is less than $5.0 million. We paid SSL $5.0 million cash and delivered to SSL promissory notes originally totaling $10.5 million. On March 31, 2005, we entered into a settlement agreement (the "Settlement Agreement") and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million based upon the working capital at September 30, 2004 (which is reflected in the purchase price above) and the principal amount of one of the promissory notes was increased by $1 million (see Note 5, "Long-term Debt"). Additionally, under circumstances described below, we may be obligated to pay significant additional amounts in connection with the Silipos acquisition.

• Bi-Op.	On January 13, 2003, we acquired Bi-Op Laboratories, Inc., which is engaged in the design, manufacture and sale of footwear and foot orthotic devices as well as orthotic and prosthetic services. We acquired Bi-Op to gain access to additional markets and complementary product lines. The aggregate consideration, including transaction costs, was approximately $2.2 million, of which approximately $1.8 million was paid in cash, and the remaining portion was paid through the issuance of 107,611 shares of our common stock.

• Benefoot.	On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. Benefoot designs, manufactures and distributes custom orthotics, custom Birkenstock® sandals, therapeutic shoes and prefabricated orthotic devices to healthcare professionals. We acquired Benefoot to gain additional scale in our core custom orthotics business as well as to gain access to complementary product lines. The aggregate consideration, including transaction costs, was approximately $7.9 million, of which approximately $5.6 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes, and approximately $0.5 million was paid through the issuance of 61,805 shares of common stock. In connection with this acquisition, we also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness which was paid at closing.

We sell our products directly to health care professionals and also to wholesale distributors. Custom orthotic products are primarily sold directly to health care professionals. Other products sold in our orthopedic business are sold both directly to health care professionals and to distributors. As a result of our acquisition of Silipos, the percentage of our orthopedic products sold through distributors has increased. Products sold in our skincare business are sold primarily to wholesale distributors. Silipos historically sold most of its products (both orthopedic and skincare) through distributors. Revenue from product sales is recognized at the time of shipment. Our most significant expense is cost of sales. Cost of sales consists of materials, direct labor and overhead and related shipping costs. General and administrative expenses consist of executive, accounting and administrative salaries and related expenses, insurance, pension expenses, bank service charges, stockholder relations and amortization of identifiable intangibles with definite lives. Selling expenses consist of advertising, promotions, commissions, conventions, postage, travel and entertainment, and sales and marketing salaries and related expenses.

For the six month periods ended June 30, 2005 and 2004, we derived approximately 90% and 89%, respectively, of our revenue from North America, and approximately 10% and 11%, respectively, of our revenue from outside North America. For the six months ended June 30, 2005, approximately 84% of our revenue was generated in the United States and approximately 6% was generated from Canada, as compared to the six months ended June 30, 2004, when approximately 80% of our revenue was generated in the United States and approximately 9% was generated in Canada. On a pro forma basis, after giving effect to our acquisition of Silipos, approximately 90% of our revenue would have been derived from North America, and approximately 10% of our revenue would have been derived from outside North America for the six months ended June 30, 2004.

For each of the three month periods ended June 30, 2005 and 2004, we derived approximately 89% of our revenue from North America, and approximately 11% of our revenue from outside North America. For the three months ended June 30, 2005, approximately 83% of our revenue was generated in the United States and approximately 6% was generated from Canada, as compared to the six months ended June 30, 2004, when approximately 80% of our revenue was generated in the United States and approximately 9% was generated in Canada. On a pro forma basis, after giving effect to our acquisition of Silipos, approximately 89% of our revenue would have been derived from North America, and approximately 11% of our revenue would have been derived from outside North America for the three months ended June 30, 2004.

From January 1, 2002 to September 30, 2004, we had two reportable segments, custom orthotics and distributed products. As a result of the Silipos acquisition, beginning with the fourth quarter of 2004, we are reporting custom orthotics and distributed products as a single segment called orthopedics, and are reporting a new second segment called skincare. The orthopedics segment includes orthopedic products of Silipos.

For the six month periods ended June 30, 2005 and 2004, we derived approximately 90% and 100% of our revenues, respectively, from our orthopedic segment and approximately 10% and 0%, respectively, from our skincare segment. For the three month periods ended June 30, 2005 and 2004, we derived approximately 93% and 100%, respectively, of our revenue from our orthopedic segment, and approximately 7% and 0%, respectively, from our skincare segment. On a pro forma basis, after giving effect to our acquisition of Silipos, approximately 92% of our revenue would have been derived from our orthopedic segment, and approximately 8% of our revenue would have been derived from our skincare segment for the six months ended June 30, 2004, and approximately 91% of our revenue would have been derived from our orthopedic segment and approximately 9% of our revenue would have been derived from our skincare segment for the three months ended June 30, 2004.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates under different assumptions or conditions.

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

Warranty Reserve.    Warranty reserves represent our estimate of future costs associated with our warranty of fabricated products and are based upon historical experience. The warranty reserve at December 31, 2004 was $70,000. During the six months ended June 30, 2005, we added approximately $161,000 to the reserve and charged approximately $161,000 ($81,000 in the three months ended June 30, 2005) against the reserve to complete warranty repairs. The warranty reserve at June 30, 2005 was $70,000. If future costs incurred were to differ from our estimates, we may need to increase or decrease our reserve.

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

Allowance for Doubtful Accounts.    Our allowance for doubtful accounts has increased on a percentage basis from 5.1% of accounts receivable at December 31, 2004 to 7.4% of accounts receivable at June 30, 2005. Management believes that the overall allowance, as a percentage of accounts receivable at June 30, 2005, is appropriate based upon the consolidated collection and write-off history as well as the age of the consolidated accounts receivable. At December 31, 2004, the allowance for doubtful accounts was approximately $380,000. During the six months ended June 30, 2005, we added approximately $83,000 to the allowance and collected or wrote-off approximately $12,000 against the allowance. At June 30, 2005, the allowance for doubtful accounts was approximately $451,000. If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.

Other Allowances.    The sales returns and allowances at both June 30, 2005 and December 31, 2004 were approximately $68,000. If actual sales returns and allowances were to differ from our estimates, we may need to increase or decrease our sales returns and allowances.

Inventory Reserve.    At December 31, 2004, the inventory reserve for excess or obsolete inventory was approximately $369,000. During the six months ended June 30, 2005, we provided an additional reserve of approximately $148,000 and charged approximately $54,000 to the reserve, bringing the reserve to a balance of approximately $463,000 at June 30, 2005. If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory. Inventory write-downs represent the estimated loss of value of certain slow-moving inventory. Inventory usage is analyzed using turnover analysis, and an allowance for obsolescence is provided when inventory quantity exceeds its normal cycle. The percentage of allowance is based upon actual usage, historical data and experience. Most of these reserves are associated with raw materials used in the fabrication process and either represent items no longer utilized in the process or significant excess inventory. Certain of the raw material inventory for which a reserve was provided have subsequently been used in fabrication, with the related reserve being reversed. However, we re-evaluate the reserve as of the end of each reporting period based upon the age of the existing inventory and the usage analysis. Thus, gross profit is not materially affected. With respect to finished goods (distributed products), certain of these items have been sold at reduced prices which have reduced gross profit. However, these items were sold for prices at or slightly above their adjusted carrying value and did not materially impact gross profit.

Goodwill and Identifiable Intangible Assets.    Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and identifiable intangible assets comprise a substantial portion (32.4% as of June 30, 2005 and 47.4% as of December 31, 2004) of our total assets.

During the six months ended June 30, 2005, goodwill increased by approximately $689,000. The increase in goodwill was attributable primarily to the accrual of $900,000 as the full settlement of our obligation under the Silipos stock purchase agreement to pay SSL Holdings, Inc., $1 million if we did not acquire Poly-Gel by March 31, 2006 and which was accounted for under SFAS No. 141. The payment was made on July 15, 2005. Additionally, we recorded legal fees of approximately $21,000 with respect to the acquisition. These increases were partially offset by a $232,000 reduction in the purchase price paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. Goodwill and identifiable intangible assets, net, at June 30, 2005 were approximately $14,010,000 and $9,024,000, respectively. The reduction to the purchase price was satisfied by decreasing the $7,500,000 principal amount of 5.5% secured promissory note due March 31, 2006 issued to SSL (the "$7.5 Million Note"), and which is reflected herein.

RESULTS OF OPERATIONS

Six months ended June 30, 2005 and 2004

Net income for the six months ended June 30, 2005 was approximately $427,000, or $.08 per share on a fully diluted basis, as compared to a net loss of approximately $(142,000), or $(.03) per share on a fully diluted basis for the six months ended June 30, 2004, an increase of approximately $569,000. The principal reason for the increase in net income was the non-recurring non-cash gain of $1,750,000 from the change in the fair value of the Put Option (as hereinafter defined) that we assumed in connection with our acquisition of Silipos and the change in the fair value of the call option of $500,000. The Put Option is contained in the supply agreement between Silipos and Poly-Gel, L.L.C ("Poly-Gel") dated August 20, 1999, which we assumed in connection with the Silipos acquisition. The supply agreement provided that Poly-Gel had the option (the "Put Option") to cause Silipos to purchase the assets or shares of Poly-Gel at a purchase price, payable in cash, of 1.5 times Poly-Gel's revenues over the 12 month period prior to the exercise of the Put Option. At September 30, 2004, the fair value of the Put Option was approximately $2,355,000. At December 31, 2004, the fair value of the Put Option was approximately $1,750,000. The Put Option expired unexercised on February 16, 2005 in accordance with its terms. In late 2004, we engaged in discussions with Poly-Gel regarding our possible acquisition of Poly-Gel. However, these discussions were terminated and we do not currently expect to acquire Poly-Gel. We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004, as a gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004, and as described above, we recorded the expiration of the Put Option as an additional gain of $1,750,000 during the three months ended March 31, 2005. Additionally, the results for the six months ended June 30, 2005 reflect the following impact on our historic business resulting from our acquisition and integration of Silipos: interest expense incurred with respect to debt issued in connection with the Silipos acquisition of approximately $1,311,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing-rate debt and Protection Payment (as described below) in the $7.5 Million Note; an increase in professional fees of approximately $304,000; an increase in management compensation and consulting fees of approximately $205,000; an increase in amortization expense of approximately $192,000 associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition; an increase of approximately $92,000 associated with stock based compensation; and an increase of approximately $34,000 associated with fee based franchise taxes. Additionally during the six months ended June 30, 2005, we recorded approximately $572,000 as the write-off of the unamortized debt discount in connection with the repayment of the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the "Subordinated Notes"), and approximately $58,000 as the write-off of the related debt placement fees (both of which were included in interest expense in the consolidated statements of operations).

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

Net sales for the six months ended June 30, 2005 were approximately $20,449,000, as compared to approximately $12,311,000 for the six months ended June 30, 2004, an increase of approximately $8,138,000, or approximately 66.1%. The principal reason for the increase was the net sales of approximately $8,747,000 generated by Silipos (which was acquired on September 30, 2004), partially offset by a decline in net sales of approximately $609,000 in our historic business. The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $18,381,000 in the six months ended June 30, 2005, as compared to approximately $12,311,000 in the six months ended June 30, 2004, an increase of approximately $6,070,000 or approximately 49.3%. This increase was due to approximately $6,679,000 of net sales in the orthopedic segment by Silipos, partially offset by a reduction in net sales in our historic business of approximately $609,000.

Within the orthopedic segment, net sales of custom orthotics for the six months ended June 30, 2005 were approximately $8,885,000, as compared to approximately $9,420,000 for the six months ended June 30, 2004, a decrease of approximately $535,000. As a result of a domestic shipping initiative that began in 2004, we generated shipping revenue on orthotics of approximately $477,000 in the six months ended June 30, 2005, as compared to approximately $446,000 in the six months ended June 30, 2004. Net sales of ankle-foot orthotics increased from approximately $719,000 in the six months ended June 30, 2004, to approximately $876,000 in the six months ended June 30, 2005. However, these increases were more than offset by a decrease in our other custom foot orthotic sales of approximately $723,000, from approximately $8,255,000 in the six months ended June 30, 2004, to approximately $7,532,000 in the six months ended June 30, 2005.

Net sales of historic distributed products for the six months ended June 30, 2005 were approximately $2,817,000, as compared to approximately $2,891,000 for the six months ended June 30, 2004, a decrease of approximately $74,000, or approximately 2.6%. This decrease was partially offset by an increase in sales of certain distributed products, including PPT which increased approximately $42,000 (excluding related shipping revenue), or approximately 5.9% in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.

Net sales of Silipos branded orthopedic products were approximately $6,679,000 in the six months ended June 30, 2005. Related cost of sales were approximately $2,337,000, or approximately 35.0% of net sales, resulting in a gross profit of approximately 65.0%.

We, through Silipos, generated net sales of approximately $2,068,000 in our skincare segment in the six months ended June 30, 2005. Net sales in the skincare segment represented approximately 23.6% of Silipos' sales for the six months ended June 30, 2005, and represented approximately 10.1% of our total net sales for the six months ended June 30, 2005. The cost of sales associated with skincare was approximately $890,000, or approximately 43.0% of net sales in our skincare segment, resulting in a gross profit of approximately 57.0%.

Cost of sales, on a consolidated basis, increased approximately $3,038,000, to approximately $10,988,000 in the six months ended June 30, 2005, as compared to approximately $7,950,000 in the six months ended June 30, 2004. This increase was primarily attributable to the cost of sales contributed by Silipos of approximately $3,227,000 in the six months ended June 30, 2005, partially offset by a decrease in cost of sales in our historic business of approximately $189,000, which was attributable to a decrease in net sales partially offset by an increase in overhead and certain material costs.

Cost of sales in the orthopedic segment were approximately $10,098,000, or approximately 54.9% of orthopedic net sales in the six months ended June 30, 2005, as compared to approximately $7,950,000, or approximately 64.6% of orthopedic net sales in the six months ended June 30, 2004. The reason for the increase in the cost of sales was the cost of sales related to the Silipos' products, which generated higher gross profit.

Costs of sales for custom orthotics were approximately $6,103,000, or approximately 68.7% of net sales of custom orthotics for the six months ended June 30, 2005, as compared to approximately $6,191,000, or approximately 65.7% of net sales of custom orthotics for the six months ended June 30, 2004. Cost of sales of historic distributed products were approximately $1,658,000, or approximately 58.9% of net sales of distributed products in the historic business for the six months ended June 30, 2005, as compared to approximately $1,759,000, or approximately 60.8% of net sales of distributed products in the historic business for the six months ended June 30, 2004.

Cost of sales for Silipos' branded orthopedic products were approximately $2,337,000, or approximately 35.0% of net sales of Silipos' branded orthopedic products of approximately $6,679,000.

Cost of sales for skincare products were approximately $890,000, or approximately 43.0% of net sales of skincare products of approximately $2,068,000.

Gross profit increased approximately $5,100,000, or approximately 116.9%, to approximately $9,461,000 for the six months ended June 30, 2005, as compared to approximately $4,361,000 in the six months ended June 30, 2004. Gross profit as a percentage of net sales for the six months ended June 30, 2005 was approximately 46.3%, as compared to approximately 35.4% for the six months ended June 30, 2004. The principal reason for the increase in gross profit was the approximately $5,520,000 gross profit contribution of Silipos. Silipos' gross profit as a percentage of its net sales for the six months ended June 30, 2005 was approximately 63.1%, which includes both orthopedics and skincare. Excluding Silipos, our gross profit as a percentage of net sales was approximately 33.7% for the six months ended June 30, 2005, reflecting a slight decrease from a gross profit of approximately 35.4% for the six months ended June 30, 2004.

Gross profit for the orthopedic segment was approximately $8,283,000, or approximately 45.1% of net sales of the orthopedic segment in the six months ended June 30, 2005, as compared to approximately $4,361,000, or approximately 35.4% of net sales of the orthopedic segment in the six months ended June 30, 2004.

Gross profit for custom orthotics was approximately $2,782,000, or approximately 31.3% of net sales of custom orthotics for the six months ended June 30, 2005, as compared to approximately $3,229,000, or approximately 34.3% of net sales of custom orthotics for the six months ended June 30, 2004. Gross profit for our historic distributed products was approximately $1,159,000, or approximately 41.1% of net sales of distributed products for the six months ended June 30, 2005, as compared to approximately $1,132,000, or approximately 39.2% of net sales of distributed products for the six months ended June 30, 2004. The decrease in gross profit in custom orthotics was attributable to increases in certain overhead expenses as well as a slight increase in certain material prices. The increase in gross profit in distributed products from our historical business was attributable to improved inventory control as well as a change in the mix of items sold to items with higher margins.

Gross profit generated by Silipos' branded orthopedic sales was approximately $4,342,000, or approximately 65.0% of net sales of Silipos' branded orthopedic products. The gross profit was enhanced by our decision to manufacture our own gel products used in production. Such products were previously purchased from Poly-Gel pursuant to the supply agreement between Silipos and Poly-Gel.

Gross profit generated by our skincare segment was approximately $1,178,000, or approximately 57.0% of net sales in the skincare segment.

General and administrative expenses for the six months ended June 30, 2005 were approximately $4,607,000, or approximately 22.5% of net sales, as compared to approximately $2,518,000, or approximately 20.5% of net sales for the six months ended June 30, 2004, representing an increase of approximately $2,089,000. Silipos generated approximately $1,021,000 of general and administrative expenses in the six month period ended June 30, 2005. The principal reason for the remaining balance of the $1,068,000 increase is due to an increase in executive salaries and consulting fees (approximately $205,000), an increase in provision for bonuses (approximately $82,000), an increase in professional fees (approximately $304,000), an increase in amortization expense associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition (approximately $192,000), an increase in stock based compensation (approximately $92,000), and an increase in depreciation expense (approximately $55,000).

Selling expenses increased approximately $2,360,000, or approximately 148.1%, to approximately $3,954,000 for the six months ended June 30, 2005, as compared to approximately $1,594,000 for the six months ended June 30, 2004. Selling expenses as a percentage of net sales were approximately 19.3% and 12.9% for the six months ended June 30, 2005 and 2004, respectively. Silipos contributed approximately $2,249,000 of selling expenses in the six months ended June 30, 2005, and selling expenses in our historic business increased by approximately $111,000, from approximately $1,594,000 in the six months ended June 30, 2004, to approximately $1,705,000 in the six months ended June 30, 2005. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our historic business. We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses. Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

Interest expense was approximately $2,558,000 for the six months ended June 30, 2005, as compared to approximately $406,000 for the six months ended June 30, 2004, an increase of approximately $2,152,000. The principal reasons for the increase in 2005 were:

(i)	Interest expense of approximately $516,000 associated with the various components of the acquisition indebtedness incurred in connection with the Silipos acquisition, which closed on September 30, 2004;

(ii)	Interest recorded with respect to a capital lease assumed in the Silipos acquisition, which totaled approximately $222,000 in the six months ended June 30, 2005;

(iii)	Interest amortization of the estimated fair value of the warrants (debt discount) issued in connection with the Subordinated Notes, which aggregated approximately $106,000, and the amortization of the related debt placement costs of approximately $12,000;

(iv)	Amortization of interest expense of approximately $677,000 associated with the increasing-rate debt and interest costs related to the Protection Payment included in the $7.5 Million Note (see Note 5, "Long-term Debt"); and

(v)	The write-off of approximately $572,000 of unamortized debt discount and the write-off of approximately $58,000 of the related debt placement fees in connection with the repayment of the Subordinated Notes.

These amounts were partially offset by a reduction in interest expense associated with the $800,000 principal amount of 4% promissory notes issued by us in 2002 in connection with our acquisition of Benefoot (the "Benefoot Notes"), which were outstanding for part of the 2004 period and which were repaid in May 2004.

We recorded a reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004 from September 30, 2004 as a gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. We recorded the expiration of the Put Option on February 16, 2005 as an additional gain of $1,750,000 from the change in the estimated fair value of the Put Option in the three months ended June 30, 2005.

At June 30, 2005, we recorded $500,000 as the change in the fair value of the call option with respect to the $3.0 Million Note.

The provision for income taxes increased to $87,000 in the six months ended June 30, 2005, from $75,000 in the six months ended June 30, 2004. Prior to our adoption of SFAS No. 142, we would not have needed a valuation allowance for the portion of our net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS No. 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, we recorded a deferred income tax expense of $75,000 during each of the six month periods ended June 30, 2005 and 2004. Additionally, our foreign tax provision was $12,000 for the six months ended June 30, 2005. There was no foreign tax provision for the six months ended June 30, 2004.

Three months ended June 30, 2005 and 2004

Net loss for the three months ended June 30, 2005 was approximately $(984,000), or $(.19) per share on a fully diluted basis, as compared to a net income of approximately $77,000, or $.02 per share on a fully diluted basis for the three months ended June 30, 2004, a decrease of approximately $1,060,000. The principal reason for the net loss in 2005, as compared to the income in 2004 was the interest expense incurred with respect to debt issued in connection with the Silipos acquisition of approximately $702,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing- rate debt and the Protection Payment in the $7.5 Million Note); an increase in professional fees of approximately $169,000; an increase in management compensation and consulting fees of approximately $100,000; an increase in amortization expense of approximately $96,000 associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition; an increase of approximately $46,000 associated with stock based compensation; and an increase of approximately $17,000 associated with fee based franchise taxes. Additionally, during the three months ended June 30, 2005, we recorded approximately $572,000 as the write-off of the unamortized debt discount in connection with the repayment of the Subordinated Notes, and approximately $58,000 as the write-off of the related debt placement fees (both of which were included in interest expense in the consolidated statements of operations).

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

Net sales for the three months ended June 30, 2005 were approximately $10,052,000, as compared to approximately $6,548,000 for the three months ended June 30, 2004, an increase of approximately

$3,504,000 or approximately 53.5%. The principal reason for the increase was the net sales of approximately $4,014,000 generated by Silipos (which was acquired on September 30, 2004), partially offset by a decline in net sales of approximately $510,000 in our historic business. The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $9,347,000 in the three months ended June 30, 2005, as compared to approximately $6,548,000 in three months ended June 30, 2004, an increase of approximately $2,799,000 or approximately 42.7%. This increase was due to approximately $3,309,000 of net sales in the orthopedic segment by Silipos, partially offset by a reduction in net sales in our historic business of approximately $510,000.

Within the orthopedic segment, net sales of custom orthotics for the three months ended June 30, 2005 were approximately $4,500,000, as compared to approximately $5,025,000 for the three months ended June 30, 2004, a decrease of approximately $525,000. The decrease in our other custom foot orthotic sales of approximately $594,000, from approximately $4,638,000 in the three months ended June 30, 2004, to approximately $4,044,000 in the three months ended June 30, 2005, was partially offset by an increase in our net sales of ankle-foot orthotics which increased from approximately $387,000 in the three months ended June 30, 2004, to approximately $456,000 in the three months ended June 30, 2005.

Net sales of historic distributed products for the three months ended June 30, 2005 were approximately $1,538,000, as compared to approximately $1,523,000 for the three months ended June 30, 2004, an increase of approximately $15,000, or approximately 1.0%. This increase was partially offset by a decrease in sales of certain distributed products, including PPT which decreased approximately $6,000 (excluding related shipping revenue), or approximately 1.4% in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.

Net sales of Silipos branded orthopedic products were approximately $3,309,000 in the three months ended June 30, 2005. Related cost of sales were approximately $1,164,000, or approximately 35.2% of net sales, resulting in a gross profit of approximately 64.8%.

We, through Silipos, generated net sales of approximately $705,000 in our skincare segment in the three months ended June 30, 2005. Net sales in the skincare segment represented approximately 17.6% of Silipos' sales for the three months ended June 30, 2005, and represented approximately 7.0% of our total net sales for the three months ended June 30, 2005. The cost of sales associated with skincare was approximately $298,000, or approximately 42.3% of net sales in our skincare segment, resulting in a gross profit of approximately 57.7%.

Cost of sales, on a consolidated basis, increased approximately $1,326,000, to approximately $5,486,000 in the three months ended June 30, 2005, as compared to approximately $4,160,000 in the three months ended June 30, 2004. This increase was primarily attributable to the cost of sales incurred by Silipos of approximately $1,462,000 in the three months ended June 30, 2005, partially offset by a decrease in cost of sales in our historic business of approximately $136,000, which was attributable to a decrease in net sales partially offset by an increase in overhead and certain material costs.

Cost of sales in the orthopedic segment were approximately $5,188,000, or approximately 55.5% of orthopedic net sales in the three months ended June 30, 2005, as compared to approximately $4,160,000, or approximately 63.5% of orthopedic net sales in the three months ended June 30, 2004. The reason for the increase in the cost of sales was the cost of sales related to the Silipos' products, which generated higher gross profit.

Costs of sales for custom orthotics were approximately $3,106,000, or approximately 69.0% of net sales of custom orthotics for the three months ended June 30, 2005, as compared to approximately $3,244,000, or approximately 64.6% of net sales of custom orthotics for the three months ended June 30, 2004. Cost of sales of historic distributed products were approximately $918,000, or approximately 59.7% of net sales of distributed products in the historic business for the three months ended June 30, 2005, as compared to approximately $916,000, or approximately 60.1% of net sales of distributed products in the historic business for the three months ended June 30, 2004.

Cost of sales for Silipos' branded orthopedic products were approximately $1,164,000, or approximately 35.2% of net sales of Silipos' branded orthopedic products of approximately $3,309,000.

Cost of sales for skincare products were approximately $298,000, or approximately 42.3% of net sales of skincare products of approximately $705,000.

Gross profit increased approximately $2,178,000, or approximately 91.2%, to approximately $4,566,000 for the three months ended June 30, 2005, as compared to approximately $2,388,000 in the three months ended June 30, 2004. Gross profit as a percentage of net sales for the three months ended June 30, 2005 was approximately 45.4%, as compared to approximately 36.5% for the three months ended June 30, 2004. The principal reason for the increase in gross profit was the approximately $2,552,000 gross profit contribution of Silipos. Silipos' gross profit as a percentage of its net sales for the three months ended June 30, 2005 was approximately 63.6%, which includes both orthopedics and skincare. Excluding Silipos, our gross profit as a percentage of net sales was approximately 33.4% for the three months ended June 30, 2005, reflecting a slight decrease from a gross profit of approximately 36.5% for the three months ended June 30, 2004.

Gross profit for the orthopedic segment was approximately $4,159,000, or approximately 44.5% of net sales of the orthopedic segment in the three months ended June 30, 2005, as compared to approximately $2,388,000, or approximately 36.5% of net sales of the orthopedic segment in the three months ended June 30, 2004.

Gross profit for custom orthotics was approximately $1,394,000, or approximately 31.0% of net sales of custom orthotics for the three months ended June 30, 2005, as compared to approximately $1,781,000, or approximately 35.4% of net sales of custom orthotics for the three months ended June 30, 2004. Gross profit for our historic distributed products was approximately $620,000, or approximately 40.3% of net sales of distributed products for the three months ended June 30, 2005, as compared to approximately $607,000, or approximately 39.9% of net sales of distributed products for the three months ended June 30, 2004. The decrease in gross profit in custom orthotics was attributable to increases in certain overhead expenses as well as a slight increase in certain material prices. The increase in gross profit in distributed products from our historical business was attributable to improved inventory control as well as a change in the mix of items sold to items with higher margins.

Gross profit generated by Silipos' branded orthopedic sales was approximately $2,145,000, or approximately 64.8% of net sales of Silipos' branded orthopedic products. The gross profit was enhanced by our decision to manufacture our own gel products used in production. Such products were previously purchased from Poly-Gel pursuant to the supply agreement between Silipos and Poly-Gel.

Gross profit generated by our skincare segment was approximately $407,000, or approximately 57.7% of net sales in the skincare segment.

General and administrative expenses for the three months ended June 30, 2005 were approximately $2,307,000, or approximately 23.0% of net sales, as compared to approximately $1,344,000, or approximately 20.5% of net sales for the three months ended June 30, 2004, representing an increase of approximately $963,000. Silipos incurred approximately $493,000 of general and administrative expenses in the three month period ended June 30, 2005. The principal reason for the remaining balance of the $470,000 increase is due to an increase in executive salaries and consulting fees (approximately $100,000), an increase in provision for bonuses (approximately $22,000), an increase in professional fees (approximately $169,000), an increase in amortization expense associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition (approximately $96,000), an increase in stock based compensation (approximately $46,000), and an increase in depreciation expense (approximately $24,000).

Selling expenses increased approximately $1,229,000, or approximately 156.4%, to approximately $2,015,000 for the three months ended June 30, 2005, as compared to approximately $786,000 for the three months ended June 30, 2004. Selling expenses as a percentage of net sales were approximately 20.0% and 12.0% for the three months ended June 30, 2005 and 2004, respectively. Silipos incurred approximately $1,086,000 of selling expenses in the three months ended June 30, 2005, and selling expenses in our historic business increased by approximately $143,000, from approximately $786,000 in the three months ended June 30, 2004, to approximately $929,000 in the three months ended June 30, 2005. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our historic business. We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses. Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

Interest expense was approximately $1,640,000 for the three months ended June 30, 2005, as compared to approximately $201,000 for the three months ended June 30, 2004, an increase of approximately $1,439,000. The principal reasons for the increase in 2005 were:

(i)	Interest expense of approximately $276,000 associated with the various components of the acquisition indebtedness incurred in connection with the Silipos acquisition, which closed on September 30, 2004;

(ii)	Interest recorded with respect to a capital lease assumed in the Silipos acquisition, which totaled approximately $111,000 in the three months ended June 30, 2005;

(iii)	Interest amortization of the estimated fair value of the warrants (debt discount) issued in connection with the Subordinated Notes, which aggregated approximately $48,000, and the amortization of the related debt placement costs of approximately $5,000;

(iv)	Amortization of interest expense of approximately $373,000 associated with the increasing-rate debt and interest costs related to the Protection Payment included in the $7.5 Million Note (see Note 5, "Long-term Debt"); and

(v)	The write-off of approximately $572,000 of unamortized debt discount and the write-off of approximately $58,000 of the related debt placement fees in connection with the repayment of the Subordinated Notes.

These amounts were partially offset by a reduction in interest expense associated with the Benefoot Notes, which were outstanding for part of the 2004 period and which were repaid in May 2004.

At June 30, 2005, we recorded $500,000 as the gain on the change in the fair value of the call option with respect to the $3.0 Million Note.

The provision for income taxes increased to $48,000 in the three months ended June 30, 2005, from $25,000 in the three months ended June 30, 2004. Prior to our adoption of SFAS No. 142, we would not have needed a valuation allowance for the portion of our net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS No. 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, we recorded a deferred income tax expense of $38,000 and $38,000 during the three months ended June 30, 2005 and 2004, respectively. Additionally, our foreign tax provision was $10,000 in the three months ended June 30, 2005; we recorded a benefit of $13,000 in the three months ended June 30, 2004 based upon the pre-tax income from foreign operations for the six months ended June 30, 2004.

Liquidity and Capital Resources

Working capital as of June 30, 2005 was approximately $22,170,000, as compared to approximately $1,387,000 as of December 31, 2004. Cash balances at June 30, 2005 were approximately $28,744,000, an increase of approximately $24,834,000, from approximately $3,910,000 at December 31, 2004. The increase in working capital at June 30, 2005 is attributable to the receipt of the proceeds from the underwritten public offering of stock totaling $32,500,000, less expenses paid to date of approximately $3,530,000 (approximately $991,000 additional offering related costs accrued at June 30, 2005), less the repayment of the Subordinated Notes plus interest, and the recording of the fair value of the call option of $500,000 at June 30, 2005, partially offset by the classification of the $3.0 Million Note, which was originally due on December 31, 2009, as a current liability as of June 30, 2005, the increase in the balance of the $7.5 Million Note, due to the interest cost associated with the increasing-rate debt and term-extending option in the $7.5 Million Note, and the obligation under the Silipos stock purchase agreement of $900,000. Both the $3.0 Million Note and the $7.5 Million Note were repaid in July 2005. The increase in cash at June 30, 2005, as compared to December 31, 2004, is primarily attributable to the remaining net proceeds from the public offering.

Net cash provided by operating activities was approximately $1,878,000 for the six months ended June 30, 2005. Net cash used in operating activities was approximately $1,123,000 in the six months ended June 30, 2004. Net cash provided by operations in the six months ended June 30, 2005 resulted from decreases in accounts receivable, inventory and prepaid expenses, partially offset by a decrease in accounts payable and other current liabilities. The net cash used in operating activities in the six months ended June 30, 2004 resulted primarily to increases in inventory levels and prepaid expenses and other current assets, as well as increases in accounts receivable and a decrease in accounts payable and other current liabilities.

Net cash used in investing activities in the six months ended June 30, 2005 was approximately $504,000. Net cash used in investing activities was approximately $802,000 in the six months ended June 30, 2004. Net cash used in investing activities in the six months ended June 30, 2005 reflects the purchases of property and equipment of approximately $553,000, principally the investment in our new information technology platform, partially offset by the sale of certain property and equipment of approximately $70,000. Net cash used in investing activities in the six months ended June 30, 2004 represents the investment in property and equipment of approximately $480,000, principally our new information technology platform, and approximately $322,000 which represented the payment of certain deferred contingent consideration in respect to the Benefoot transaction.

We generated cash flows from financing activities of approximately $23,470,000, which represents the gross proceeds from the public offering of common stock of $32,500,000, less expenses paid to June 30, 2005 of approximately $3,530,000 (we accrued an additional amount of approximately $991,000 with respect to registration costs at June 30, 2005), less the repayment of the Subordinated Notes plus interest. Net cash used in financing activities was approximately $798,000 in the six months ended June 30, 2004 which reflects the repayment of the $800,000 promissory notes in May 2004, partially offset by $1,600 received from the exercise of stock options.

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

Pursuant to the terms of our outstanding $7.5 Million Note, on March 15, 2005 we notified SSL, the holder of the $7.5 Million Note, of our election to increase the principal amount of such note, effective as of April 1, 2005, by $1,000,000 rather than make an additional payment of $500,000 by March 31, 2005. On March 31, 2005, we entered into a Settlement Agreement and limited release with SSL, pursuant to which the purchase price of Silipos was reduced by $232,000. The reduction in the purchase price was satisfied by a reduction in the principal balance of the $7.5 Million Note. The $7.5 Million Note, which has a revised face value of $8,268,000, matures on March 31, 2006 and had a carrying value of approximately $8,168,000 at June 30, 2005 which represented the amount paid off in July 2005 (see Note 12, "Subsequent Events").

The Silipos purchase agreement provides that if we acquire Poly-Gel for less than $4,500,000 prior to March 31, 2006, and liabilities and damages relating to claims brought by Poly-Gel, Silipos'

former supplier of mineral based gels, arising out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulation) of Poly-Gel, as well as any other alleged violations of the supply agreement (the "Potential Poly-Gel Claims"), do not exceed $2,000,000, we are obligated, pursuant to the terms of the Silipos purchase agreement, to pay SSL an additional amount of $4,500,000 less the purchase price paid for Poly-Gel. Our aggregate liability to SSL under this provision of the Silipos purchase agreement could be as high as $4.5 million.

Under the terms of the Silipos stock purchase agreement, if we do not acquire Poly-Gel prior to March 31, 2006, and the amount of any liabilities for Potential Poly-Gel Claims does not exceed $2,500,000, we were obligated to pay SSL $1,000,000, plus an amount, not to exceed $500,000, for certain costs incurred by SSL in defense of any such Potential Poly-Gel Claims. As part of the settlement of the $7.5 Million Note and the $3.0 Million Note, we accrued, at June 30, 2005, $900,000 as full settlement of the $1.0 million obligation. SSL remains obligated under the Silipos stock purchase agreement for certain Potential Poly-Gel Claims, if any.

In June, 2005, we reached a further settlement with SSL to repay the acquisition indebtedness incurred and certain other obligations under the Silipos stock purchase agreement. Additionally, we agreed to satisfy our obligations under the Silipos stock purchase agreement to pay SSL Holdings, Inc. $1.0 million by March 31, 2006 if we did not acquire Poly-Gel by such date.

On July 15, 2005, we consummated the settlement with SSL to repay the acquisition indebtedness incurred and certain other obligations under the Silipos stock purchase agreement. We paid off the $7.5 Million Note, which had a face value of $8.268 million, plus accrued interest of approximately $248,000 ($224,000 through June 30, 2005), the $3.0 Million Note plus accrued interest of approximately $75,000 ($69,000 through June 30, 2005) less the recoupment of the Protection Payment of $0.5 million. In consideration of our earlier than scheduled repayment to SSL of the $7.5 Million Note and the $3.0 Million Note and the $1.0 million payment due under the Silipos stock purchase agreement, SSL provided us with a $100,000 discount with respect to the $7.5 Million Note and a $100,000 discount with respect to the $1.0 million payment.

In the six months ended June 30, 2005, we generated earnings after taxes of approximately $427,000, which includes the non-cash gain of $1,750,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2004, we generated earnings after taxes of approximately $375,000 which included a non-cash gain of $605,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2003, we did not have earnings after taxes. There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs, which include the Convertible Notes that mature in August 2006. In such event, we may need to raise additional funds through public or private equity, borrowings from banks or other institutional lenders or debt financings. In addition, our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot assure you that any such funds will be available to us on favorable terms, or at all.

Changes in Significant Balance Sheet Accounts—June 30, 2005 as compared to December 31, 2004

Accounts receivable, net, decreased from approximately $7,056,000 at December 31, 2004, to approximately $5,595,000 at June 30, 2005, a decrease of approximately $1,461,000. The decrease is primarily attributable to a decrease in accounts receivable relating to Silipos from approximately $3,324,000, net at December 31, 2004 to approximately $2,130,000, net at June 30, 2005, an increase in provision for doubtful accounts of approximately $83,000, as well as increased collection efforts resulting in improvements in our overall accounts receivable aging.

Inventories, net, decreased from approximately $4,846,000 at December 31, 2004, to approximately $4,478,000 at June 30, 2005, a decrease of approximately $368,000 which was consistent with our focus to reduce certain excess in inventory levels principally in the distributed products group.

Prepaid expenses and other current assets decreased from approximately $1,388,000 at December 31, 2004, to approximately $1,068,000 at June 30, 2005, a decrease of approximately $320,000. The decrease was primarily attributable to the recording of certain prepaid expenses incurred in connection with the registration statement of our underwritten public offering against the equity raised from the public offering upon its completion.

Property and equipment, net, increased from approximately $7,181,000 at December 31, 2004, to approximately $7,183,000 at June 30, 2005, an increase of approximately $2,000. The change was primarily attributable to the investment in property and equipment (including the new information technology platform) of approximately $553,000, offset by depreciation expense of approximately $471,000 in the six months ended June 30, 2005, and the sale of certain property and equipment that had a net book value of approximately $60,000.

Identifiable intangible assets, net, decreased from approximately $9,343,000 at December 31, 2004, to approximately $9,024,000 at June 30, 2005, a decrease of approximately $319,000, which was due to amortization expense recorded for the six months ended June 30, 2005.

Other assets decreased from approximately $762,000 at December 31, 2004, to approximately $594,000 at June 30, 2005, a decrease of approximately $168,000. The change was primarily attributable to the write-off of the unamortized portion of debt placement costs of approximately $58,000, which was included as a loss on early extinguishment of debt.

Goodwill increased from approximately $13,321,000 at December 31, 2004, to approximately $14,010,000 at June 30, 2005, an increase of approximately $689,000. The increase in goodwill was attributable primarily to the accrual of $900,000 as the full settlement of our obligation under the Silipos stock purchase agreement to pay SSL Holdings, Inc., $1 million if we did not acquire Poly-Gel by March 31, 2006 and which was accounted for under SFAS No. 141. The payment was made on July 15, 2005. Additionally, we recorded legal fees of approximately $21,000 with respect to the acquisition. These increases were partially offset by a $232,000 reduction in the purchase price paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement.

Accounts payable decreased from approximately $1,140,000 at December 31, 2004, to approximately $1,076,000 at June 30, 2005, a decrease of approximately $64,000, which primarily reflects the reduced level of purchasing that corresponds to the general decrease in inventory levels.

Other current liabilities increased from approximately $4,265,000 at December 31, 2004, to approximately $4,473,000 at June 30, 2005, an increase of approximately $208,000. The change was primarily attributable to the increase in certain accruals such as our incentive plan and professional fees, offset by the reduction in certain accruals including fee based franchise taxes.

Deferred income taxes payable increased by $75,000, from approximately $1,640,000 at December 31, 2004, to approximately $1,715,000 at June 30, 2005. The deferred income taxes were provided with respect to the tax deductible goodwill and trade names amortization in accordance with SFAS No. 142.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of June 30, 2005 measured from the end of our fiscal year (December 31):

	Payments due By Period (In thousands)
Contractual Obligations	Total	6 Months Ended Dec. 31, 2005	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$2,450	$359	$1,378	$713	$—
Capital Lease Obligations	6,517	201	833	876	4,607
Secured Promissory Note due March 31, 2006(1)(3)	8,168	8,168	—	—	—
Convertible Notes due August 31, 2006	14,439	—	14,439	—	—
Obligations under Silipos stock purchase agreement	900	900	—	—	—
Promissory Note due December 31,2009(2)(3)	2,500	2,500	—	—	—
Interest on Long-term Debt(3)	997	612	385	—	—
Total	$35,971	$12,740	$17,035	$1,589	$4,607

(1)	Reflects the carrying value of the $7.5 Million Note at June 30, 2005.

(2)	Reflects the carrying value of the $3.0 Million Note, less the recovery of the Protection Payment of $0.5 million. See the discussion in Long-term Debt and Note 5, — "Long-term Debt."

(3)	Reflects interest to be paid in each period based upon scheduled due date except for the $7.5 Million Note and the $3.0 Million Note which reflects the interest paid on July 15, 2005, which was the date these notes were repaid in full.

Long-term Debt

On October 31, 2001, we sold $14,589,000 of our 4% Convertible Subordinated Notes due August 31, 2006, in a private placement (the "Convertible Notes"). The Convertible Notes are convertible at the option of the holders at any time into our common stock at a conversion price of $6.00 per share and are subordinated to all of our existing and future senior indebtedness. On June 20, 2005, $150,000 of the Convertible Notes were converted to 25,000 shares of commons stock in accordance with their terms. We received net proceeds of approximately $13,668,000 from this offering. The cost of raising these proceeds, including placement and legal fees, was approximately $921,000, which is being amortized over the life of the Convertible Notes. The amortization of these costs for each of the three and six month periods ended June 30, 2005 and 2004 were approximately $48,000 and $97,000, respectively. Interest is payable in cash semi-annually on the last date in June and December. Interest expense on these Convertible Notes for the three months ended June 30, 2005 and 2004 was $145,707 and $145,890, respectively, and interest expense for the six months ended June 30, 2005 and 2004 was $291,597 and $291,780, respectively.

In 2002, we issued the Benefoot Notes totaling $1,800,000 in connection with the acquisition of Benefoot. $1,000,000 of the Benefoot Notes were paid on May 6, 2003 and the balance was paid on May 6, 2004. Interest expense with respect to the Benefoot Notes was approximately $11,000 for the six months ended June, 2004.

On September 30, 2004, we completed the acquisition of all of the outstanding stock of Silipos (See Note 2(a) "Acquisition of Silipos"). In connection with the acquisition of Silipos, we issued:

•	the Subordinated Notes to ten accredited investors;

•	$7.5 Million Note to SSL; and

•	$3.0 Million Note to SSL.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners, LLC, whose sole manager and voting member is Warren B. Kanders, our Chairman of the Board of Directors since November 12, 2004, held $750,000 principal amount of these Subordinated Notes. As part of such issuance, we also issued warrants to purchase 110,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which warrants are exercisable until September 30, 2009, commencing the earlier of (i) six months after the refinancing or prepayment of such notes, or (ii) September 30, 2005. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as an additional interest expense. Additionally, we issued 10,000 warrants, under the same terms as described above, to an unaffiliated third party for placing the debt, which have a fair value of $75,800, using the Black-Scholes pricing model and the same assumptions used to value the other warrants. We recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fee for the six months ended June 30, 2005 and $48,296 and $5,194 for the three month period ended June 30, 2005, respectively. We repaid the Subordinated Notes plus accrued interest on June 15, 2005 which totaled $5,675,389 with a portion of the net proceeds from our public offering of common stock (see Note 4, "Public Offering"). Accordingly, we recognized $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fee of $57,973 as additional interest expense in the consolidated statements of operations for the three and six month periods ended June 30, 2005.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and, if not repaid in full on or before March 31, 2005, we were obligated to make an additional payment of $500,000 or the principal amount would be increased by $1 million (either payment a "Protection Payment"). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005, which remains in effect until its maturity date of March 31, 2006. If not repaid on or before March 31, 2006, the $7.5 Million Note also provides for a default interest rate of 12% per annum, escalating 3% per annum for each additional 90 days thereafter up to the maximum rate permitted by law. Financial covenants under the $7.5 Million Note required that Silipos maintain a tangible net worth of at least $4.5 million and prohibited us from incurring any additional indebtedness except to borrow up to $3.5 million for working capital, any amounts that would have been required to be paid for the purchase of Poly-Gel pursuant to the Put Option, and equipment or capital leases up to a maximum of $500,000. We determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133 in that there is no provision for net settlement. We followed the guidance of EITF No. 86-15 which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, we recorded additional interest expense of approximately $373,000 and approximately $677,000 (in excess of the initial coupon rate of 5.5%, 7.5 % after April 1, 2005) as increases to the carrying value of the $7.5 Million Note for the three and six month periods ended June 30, 2005, respectively.

The $3.0 Million Note provides for a default interest rate of 11% per annum, escalating 3% per annum every 90 days thereafter up to the maximum rate permitted by law. A default under the $7.5 Million Note constitutes a default under the $3.0 Million Note. Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note are repaid prior to March 31, 2006. We determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note have been repaid in full by March 31, 2006, represented a call option ("Refund Provision") that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund we are entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise. We concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment. After reaching this determination, we followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation. Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimus and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a gain on change in fair value of a call option and a corresponding adjustment to the carrying value of the $3.0 Million Note. In making this determination, consideration was given primarily to the fact that we had completed its underwritten public offering of commons stock on June 15, 2005 and had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006 and had reached an agreement in principal (discussed below) to repay the $7.5 Million Note and the $3.0 Million Note.

Both the $7.5 Million Note and the $3.0 Million Note are included as current liabilities in the consolidated balance sheet as of June 30, 2005. The $3.0 Million Note was carried as a long-term liability at December 31, 2004 based upon our expected ability to repay the $3.0 Million Note with a carrying value of $2,737,000. We incurred interest expense of approximately $528,000 (inclusive of approximately $373,000 of additional interest expense in excess of the initial coupon rate of 5.5%) and $41,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, in the three months ended June 30, 2005 and $935,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5% after April 1, 2005) and $83,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively for the six months ended June 30, 2005. We recorded the $7.5 Million Note and the $3.0 Million Note at their face value which represented the fair value of the notes on their date of issuance (September 30, 2004).

On March 31, 2005, we entered into a Settlement Agreement and limited release among the parties to the Silipos purchase agreement. Under the terms of the settlement agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price is being satisfied by amending and restating the $7.5 Million Note, which is due on March 31, 2006 to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect our election on March 15, 2005, in accordance with the terms of the note, to increase the principal amount effective, April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note is $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties also agreed to amend and restate the $3.0 Million Note, which is due on December 31, 2009. The $3.0 Million Note was amended and restated to provide that the note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note have been repaid in full on or before March 31, 2006.

In June, 2005, we reached a further settlement with SSL to repay the acquisition indebtedness incurred and certain other obligations under the Silipos stock purchase agreement. Additionally, we agreed to satisfy our obligations under the Silipos stock purchase agreement to pay SSL Holdings, Inc. $1.0 million by March 31, 2006 if we did not acquire Poly-Gel by such date. In consideration of our earlier than scheduled repayment of such notes and the $1.0 million payment, SSL provided us with a

$100,000 discount with respect to the $7.5 Million Note and a $100,000 discount with respect to the $1.0 Million payment. We adjusted our estimate of interest expense on our increasing–rate debt to increase the carrying value of the $7.5 Million Note to the settlement amount of $8,168,000 at June 30, 2005. The agreement was consummated and payment was made on July 15, 2005.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, "Inventory Pricing", to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of adoption of SFAS 151 on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), revising SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and superceding Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) required that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. As a result of the Securities and Exchange Commission's April 2005 extension of the compliance date for SFAS 123(R), SFAS 123(R) will be effective for us as of the beginning of the 2006 fiscal year. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements commencing with the first quarter of the year ending December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which changes the requirements for the accounting and reporting of a change in accounting principle and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Starting in 2006, we will apply the provisions of SFAS No. 154 on a prospective basis when applicable.

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in the quarterly report on Form 10-Q, in other SEC filings by us, in press releases, and in presentations by us or our management, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the us of forward-looking terminology such as "believes," "expects," "plans," "intends," "estimates," "projects," "could," "may," "will," "should," or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. Such forward looking statements include, but are not limited to, those relating to our financial and operating prospects, future opportunities, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those described from time to time in our Registration Statement on Form S-3, most recent Form 10-K and 10-Q's and other Company filings with the Securities and Exchange Commission which may cause the actual results, performance or achievements by us to be materially different from any future results expressed or implied by such forward-looking statements. Also, our business could be materially adversely affected and the trading price of our commons stock could decline if any such risks and uncertainties develop into actual events. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

From time to time, we are subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have a material adverse effect on our consolidated financial statements.

In addition, in connection with our acquisition of Silipos, we could become subject to certain claims or actions brought by Poly-Gel, although no such claims have been brought to date. These claims may arise, for example, out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulations) of Poly-Gel, as well as any other alleged violating of the supply agreement (the "Potential Poly-Gel Claims"). For any of these potential claims, SSL has agreed to indemnify us for losses up to $2.0 million, after which we would be liable for any such claims. Furthermore, we have assumed responsibility for the first $150,000 of such liability in connection with our acquisition of Silipos, and SSL's maximum liability for total indemnification related to our acquisition of Silipos is between $5,000,000 and $7,000,000. Thus, if the total amount of all claims arising from the acquisition exceed this maximum, whether or not related to Poly-Gel, we would be liable for amounts in excess of the maximum. For claims arising out of conduct that occurs after the closing of the Silipos transaction on September 30, 2004 we have agreed to indemnify SSL against losses. We would expect to vigorously defend against any claims brought by Poly-Gel or any other third party. We do not believe that the ultimate resolution of the claims will have a material impact on the consolidated financial statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the design and operation of the

Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2005 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that have come to management's attention during the second quarter ended June 30, 2005 evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We could become subject to certain claims or actions brought by River Biomechanics ("River") and its principal, a former sales agent and distributor for our foot orthotic devices sold in Canada. These claims may include allegations relating to prior negotiations by us to acquire River, our hiring of certain former employees of River and use of certain confidential information. While we have received written correspondence from River and its principal threatening to institute litigation and seek damages for $5.0 million, no action has been brought to date. We would expect to vigorously defend against any claims brought by River and its principal. We also believe that we have potential causes of action against River and its principal. In the event we did not ultimately prevail in defending any such claims, we believe that such claims would not have a material adverse effect on our business, financial condition or results of operations.

From time to time, we are subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have a material adverse effect on our consolidated financial statements.

In addition, in connection with our acquisition of Silipos, we could become subject to certain claims or actions brought by Poly-Gel, although no such claims have been brought to date. These claims may arise, for example, out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulations) of Poly-Gel, as well as any other alleged violations of the supply agreement (the "Potential Poly-Gel Claims"). For any of these potential claims, SSL has agreed to indemnify us for losses up to 2.0 million, after which we would be liable for any such claims. Furthermore, we have assumed responsibility for the first $150,000 of such liability in connection with our acquisition of Silipos, and SSL's maximum liability for total indemnification related to our acquisition of Silipos is between $5,000,000 and $7,000,000. Thus, if the total amount of all claims arising from the acquisition exceed this maximum, whether or not related to Poly-Gel, we would be liable for amounts in excess of the maximum. For claims arising out of conduct that occurs after the closing of the Silipos transaction on September 30, 2004 we have agreed to indemnify SSL against losses. We would expect to vigorously defend against any claims brought by Poly-Gel or any other third party. We do not believe that the ultimate resolution of the claims will have a material impact on the consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 23, 2005. The only matters voted upon at the meeting were (i) the re-election of the incumbent Board of Directors, and (ii) the approval of the Company's 2005 Stock Incentive Plan. Voting on the matters was as follows:

For the election of the Board of Directors:

Nominee	Vote For	Vote Withheld
Warren B. Kanders	3,538,339	46,580
Burtt R. Ehrlich	3,584,539	380
Andrew H. Meyers	3,584,539	380
Jonathan R. Foster	3,584,539	380
Arthur Goldstein	3,584,539	380
Gregory R. Nelson	3,584,539	380

For the approval of the 2005 Stock Incentive Plan:

For	3,280,459
Against	304,460
Abstentions	0

ITEM 6.    EXHIBITS

10.1	Letter agreement dated July 15, 2005, among Langer, Inc., Silipos, Inc., LRC North America, Inc., and SSL Holdings, Inc.
10.2	2005 Stock Incentive Plan, incorporated herein by reference to Schedule 14A, Amendment No. 1, Appendix A, filed May 26, 2005 (File No. 000-12991) with the Securities and Exchange Commission.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANGER, INC.

Date:	August 15, 2005	By:	/s/ Andrew H. Meyers
Andrew H. Meyers President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)