Form 10-Q
period 2005-09-30
LANGER INC
filed 2005-11-21
CIK 725460

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES ☐ NO ☒

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act)

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.02—9,690,823 shares as of November 1, 2005.

INDEX

LANGER, INC. AND SUBSIDIARIES

PART 1.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$18,444,929	$3,909,849
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $492,322 and $447,657, respectively	6,061,011	7,055,505
Inventories, net	4,276,063	4,846,083
Prepaid expenses and other current assets	1,066,400	1,387,800
Total current assets	29,848,403	17,199,237
Property and equipment, net	7,163,650	7,181,277
Identifiable intangible assets, net	8,865,232	9,342,898
Goodwill	14,119,213	13,321,151
Other assets	563,603	762,013
Total assets	$60,560,101	$47,806,576
Liabilities and Stockholders’ Equity
Current liabilities:
Convertible notes	$14,439,000	$—
Accounts payable	1,380,857	1,139,953
Other current liabilities	3,483,917	4,265,345
Unearned revenue	581,138	670,513
Secured promissory note payable	—	7,986,000
Obligation under Put Option	—	1,750,000
Total current liabilities	19,884,912	15,811,811
Non current liabilities:
Long-term debt:
Convertible notes	—	14,589,000
Promissory note payable	—	2,737,000
Senior subordinated notes payable	—	4,821,498
Obligation under capital lease, excluding current installments	2,700,000	2,700,000
Unearned revenue	104,405	116,000
Accrued pension expense	94,445	94,445
Deferred income taxes payable	1,856,626	1,639,610
Other liabilities	69,811	82,519
Total liabilities	24,710,199	42,591,883
Commitments and contingencies (Notes 2, 11 and 12)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 9,887,022 and 4,505,033 at September 30, 2005 and December 31, 2004, respectively	197,741	90,101
Additional paid-in capital	44,685,809	14,441,541
Unearned stock compensation	(487,563)	(277,083)
Accumulated deficit	(8,361,289)	(8,784,352)
Accumulated other comprehensive loss	(69,339)	(140,057)
	35,965,359	5,330,150
Treasury stock at cost, 67,100 shares	(115,457)	(115,457)
Total stockholders’ equity	35,849,902	5,214,693
Total liabilities and stockholders’ equity	$60,560,101	$47,806,576

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$10,530,606	$6,285,384	$30,979,543	$18,596,823
Cost of sales	5,757,716	4,007,133	16,745,537	11,957,703
Gross profit	4,772,890	2,278,251	14,234,006	6,639,120
General and administrative expenses	2,420,705	1,259,016	7,267,417	3,777,039
Selling expenses	1,747,095	790,038	5,700,867	2,384,172
Research and development expenses	112,497	—	352,672	—
Operating income	492,593	229,197	913,050	477,909
Other income (expense):
Interest income	164,503	47,347	279,850	135,715
Interest expense	(337,798)	(196,689)	(2,396,357)	(602,860)
Change in fair value of Put Option	—	—	1,750,000	—
Other	(812)	2,013	46,415	4,507
Other (expense) income, net	(174,107)	(147,329)	(320,092)	(462,638)
Income before income taxes	318,486	81,868	592,958	15,271
Provision for income taxes	82,895	38,000	169,895	113,000
Net income (loss)	$235,591	$43,868	$423,063	$(97,729)
Net income (loss) per common share:
Basic	$.02	$.01	$.07	$(.02)
Diluted	$.02	$.01	$.06	$(.02)
Weighted average number of common shares used in computation of net income (loss) per share:
Basic	9,621,293	4,380,851	6,444,736	4,380,707
Diluted	10,153,602	4,748,812	6,986,972	4,380,707

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30, 2005
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury	Unearned stock	Additional paid-in	Accumulated	Foreign currency	Minimum pension	Comprehensive	Total stockholders
	Shares	Amount	stock	compensation	capital	deficit	translation	liability	income	equity
Balance at January 1, 2005	4,505,033	$90,101	$(115,457)	$(277,083)	$14,441,541	$(8,784,352)	$294,151	$(434,208)		$5,214,693
Net income	—	—	—	—	—	423,063	—	—	$423,063	—
Foreign currency adjustment	—	—	—	—	—	—	70,718	—	70,718	—
Total comprehensive income	—	—	—	—	—	—	—	—	$493,781	493,781
Common stock issued for restricted stock grant	100,000	2,000	—	(507,000)	505,000	—	—	—		—
Amortization of unearned stock compensation	—	—	—	296,520	—	—	—	—		296,520
Effect of stock options issued for compensation for services					349,800					349,800
Sale of stock in public offering	5,226,989	104,540	—	—	33,870,889					33,975,429
Expenses of public offering, including sales commissions	—	—	—	—	(4,673,686)	—	—	—		(4,673,686)
Conversion of convertible note to common stock, net	25,000	500	—	—	147,115	—	—	—		147,615
Exercise of stock options	30,000	600	—	—	45,150					45,750
Balance at September 30, 2005	9,887,022	$197,741	$(115,457)	$(487,563)	$44,685,809	$(8,361,289)	$364,869	$(434,208)		$35,849,902

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$423,063	$(97,729)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	1,199,235	685,988
Gain on sale of property and equipment	(10,402)	—
Change in fair value of Put Option	(1,750,000)	—
Amortization of debt acquisition costs	214,995	—
Amortization of debt discount on senior subordinated notes payable	678,502	—
Stock options issued for compensation for services	349,800	—
Amortization of unearned stock compensation	296,520	—
Provision for doubtful accounts receivable	45,000	48,000
Deferred income taxes	113,000	113,000
Changes in operating assets and liabilities:
Accounts receivable	929,343	(131,049)
Inventories	589,199	(598,644)
Prepaid expenses and other current assets	(107,123)	(389,184)
Accounts payable and other current liabilities	141,278	(431,089)
Unearned revenue and other liabilities	(14,619)	157,367
Net cash provided by (used in) operating activities	3,097,791	(643,340)
Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	70,000	—
Purchase of property and equipment	(748,271)	(730,967)
Purchase of business, net of cash acquired	(1,277,194)	(4,861,643)
Deferred performance-based consideration	—	(465,988)
Net cash used in investing activities	(1,955,465)	(6,058,598)
Cash Flows From Financing Activities:
Sale of stock in public offering	33,975,429	—
Offering expenses paid, including sales commissions	(4,651,073)	—
Repayment of promissory notes	(10,491,000)	—
Repayment of senior subordinated notes payable	(5,500,000)	—
Issuance of senior subordinated notes payable	—	5,500,000
Payment of promissory notes	—	(800,000)
Proceeds from the exercise of stock options	45,750	1,600
Net cash provided by financing activities	13,379,106	4,701,600
Effect of exchange rate changes on cash	13,648	(4,305)
Net increase (decrease) in cash and cash equivalents	14,535,080	(2,004,643)
Cash and cash equivalents at beginning of period	3,909,849	5,533,946
Cash and cash equivalents at end of period	$18,444,929	$3,529,303
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,577,697	$312,398
Income taxes	$55,143	$—
Supplemental Disclosures of Non-Cash Investing Activities:
Reduction in purchase price of business acquired satisfied by the reduction of the principal balance of the $7.5 Million Note	$232,000	$—
Supplemental Disclosures of Non-Cash Financing Activities:
Conversion of 4% Convertible Note into common stock, net	$147,615	$—
Issuance of promissory notes in purchase of business	$—	$10,500,000
Obligation under purchase agreement	$—	$2,500,000
Warrants issued in connection with senior subordinated notes payable	$—	$735,900
Increase in accounts payable relating to expenses of public offering	$22,613	$—
Accounts payable relating to property and equipment	$43,472	$58,922

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC.
AND SUBSIDIARIES
Notes To Unaudited Condensed Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the related financial statements and consolidated notes, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(b) Derivative Financial Instruments

In the consolidated financial statements for the year ended December 31, 2004, the Company accounted for its option to make a cash payment of $500,000 on March 31, 2005, or increase the principal amount of the Company’s $7.5 million secured promissory note due March 31, 2006 (the “$7.5 Million Note”) by $1 million effective April 1, 2005 (either payment a “Protection Payment”) if the Company did not prepay the $7.5 Million Note by March 31, 2005, as an embedded derivative which required bifurcation under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” Additionally, the Company accounted for the option embedded in its $3.0 million promissory note due December 31, 2009 (the “$3.0 Million Note”) to receive a payment equal to one half of the actual Protection Payment made under the $7.5 Million Note if the $3.0 Million Note is prepaid by March 31, 2006, as an embedded derivative which requires bifurcation under SFAS No. 133. For the year ended December 31, 2004, the embedded derivative instruments in the $7.5 Million Note and the $3.0 Million Note were recorded at their fair value using the discounted cash flow method.

During the three months ended March 31, 2005, the Company determined that it should have accounted for the $7.5 Million Note as increasing-rate debt with a term-extending option under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt.” Additionally, the Company determined that it should have accounted for the $3.0 Million Note as debt with an embedded call option, which requires bifurcation under SFAS No. 133. The embedded derivative instrument in the $3.0 Million Note should have been recorded at its fair value to an unrelated third party market participant. The Company has determined that the change in accounting treatment did not have a material impact on its financial position or results of operations as of or for the year ended December 31, 2004, or its results of operations as of or for the three months ended March 31, 2005 and, accordingly, this change has been reflected in its consolidated financial statements for the nine months ended September 30, 2005. Note 5, “Long-Term Debt” to the unaudited condensed consolidated financial statements further describes the Company’s current accounting with respect to the $7.5 Million Note and the $3.0 Million Note. The notes were repaid in July 2005 and there are no derivatives as of September 30, 2005.

(c) Provision for Income Taxes

For the three and nine months ended September 30, 2005, the Company’s provision for income taxes on foreign operations was estimated at $45,000 and $57,000, respectively. There was no provision for income taxes on foreign operations for the three and nine months ended September 30, 2004.

Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. The timing of the reversal is unknown. Therefore, the Company recorded a deferred income tax expense of $38,000 and $113,000 for each of the three and nine month periods ended September 30, 2005, and September 30, 2004, respectively, which would not have been required prior to the adoption of SFAS No. 142.

(d) Seasonality

A substantial portion of the Company’s revenue is derived from the sale of custom orthotics which is included in the orthopedic segment. North American custom orthotic revenue has historically been significantly higher in the warmer months of the year, while custom orthotic revenue of the Company’s United Kingdom subsidiary has historically not evidenced any seasonality.

(e) Stock Options

At September 30, 2005, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) —as reported	$235,591	$43,868	$423,063	$(97,729)
Deduct: Total stock-based employee expense determined under fair value basis method for all awards, net of taxes	(121,566)	(39,246)	(516,705)	(299,344)
Pro—forma net income (loss)	$114,025	$4,622	$(93,642)	$(397,073)
Earnings (loss) per share:
Basic—as reported	$.02	$.01	$.07	$(.02)
Basic—pro forma	$.01	$.00	(.01)	$(.09)
Diluted—as reported	$.02	$.01	$.06	$(.02)
Diluted—pro forma	$.01	$.00	$(.01)	$(.09)

On June 23, 2005, the Company granted, pursuant to the 2001 Stock Incentive Plan, 462,500 options to employees, of which 9,500 have since been forfeited through September 30, 2005, which are exercisable at $6.52 per share, and which was the market price of the Company’s stock on the date of the grant. 155,500 of the remaining options vest in three equal annual tranches on the anniversary of the grants, and 297,500 of the remaining options vest in three equal annual tranches on December 31, 2007, 2008, and 2009. No further options will be granted under the 2001 Stock Incentive Plan.

The stockholders approved at the annual stockholders meeting on June 23, 2005, the Company’s 2005 Stock Incentive Plan. An aggregate of 2,000,000 shares of common stock is reserved for issuance and available for awards under the 2005 Stock Incentive Plan.

The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123 requires the disclosure of pro forma net income and net income per share as if the Company had adopted the fair value method as of the beginning of fiscal 1997. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility of 59% and 58%, and risk free interest rates of 3.74% and 3.20% for the nine months ended September 30, 2005 and 2004, respectively, and no dividends during the expected term. No options were granted during the three months ended September 30, 2005 and 2004, respectively. The Company’s calculations are on a multiple option valuation approach and forfeitures are recognized as they occur.

(f) Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adoption of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), revising SFAS No. 123, and superceding APB No. 25. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. As a result of the Securities and Exchange Commission’s April 2005 extension of the compliance date for SFAS 123(R), SFAS 123(R) will be effective for the Company as of the beginning of the 2006 fiscal year. The adoption of this new accounting pronouncement is expected to have a material impact on the Company’s consolidated financial statements commencing with the first quarter of the year ending December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which changes the requirements for the accounting and reporting of a change in accounting principle and error corrections. SFAS 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Starting in 2006, the Company will apply the provisions of SFAS 154 on a prospective basis when applicable.

NOTE 2—ACQUISITION

(a) Acquisition of Silipos

On September 30, 2004, the Company acquired all of the outstanding stock of Silipos, Inc. (“Silipos”) from SSL International plc (“SSL”). Silipos is a manufacturer of gel-based products for the orthopedic, prosthetic and skincare markets, and operates out of a 40,000 square-foot manufacturing facility in Niagara Falls, New York, and a sales and marketing office in New York City. Silipos was acquired because of its distribution channels and its proprietary products. The purchase price for Silipos was determined by arm’s-length negotiations between the Company and SSL and was based in part upon analyses and due diligence, which the Company performed on the financial records of Silipos, focusing on enterprise value, historic cash flows and expected future cash flow to determine valuation. The results of operations of Silipos since September 30, 2004 (the date of acquisition) have been included in the Company’s consolidated financial statements.

The original purchase price paid was $15.5 million, plus transaction costs of approximately $2.0 million (including $0.9 million with respect to contingent consideration pursuant to an obligation under the Silipos stock purchase agreement described below), and was comprised of $5.0 million of cash paid at closing, the $7.5 Million Note and the $3.0 Million Note. (See Note 5, “Long Term Debt,” for a description of the notes). On March 31, 2005, the Company entered into a settlement agreement and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million. (See Note 5, “Long-term Debt” for the description of the Settlement Agreement).

Silipos was a party to a supply agreement with Poly-Gel, L.L.C. (“Poly-Gel”), Silipos’ former supplier of mineral based gels, under which the owners of Poly-Gel had the option to require Silipos to purchase Poly-Gel at a purchase price equal to 1.5 times Poly-Gel’s revenue for the twelve month period ending immediately prior to the exercise of the option (the “Put Option”). The fair value of the obligation under the Put Option was $2,355,000 at September 30, 2004. The fair value of the obligation under the Put Option was $1,750,000 at December 31, 2004. The Company recorded the reduction in the fair value of the obligation under the Put Option of $605,000 as a non-cash gain on change in the fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. The Put Option expired unexercised on February 16, 2005, and the Company did not otherwise acquire Poly-Gel. The Company recorded the expiration of the Put Option as an additional non-cash gain of $1,750,000 during the three months ended March 31, 2005.

The Silipos purchase agreement provides that if the Company acquires Poly-Gel prior to March 31, 2006, for less than $4,500,000, and liabilities and damages relating to claims brought by Poly-Gel arising out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulation) of Poly-Gel, as well as any other alleged violations of the supply agreement (the “Potential Poly-Gel Claims”), do not exceed $2,000,000, the Company is obligated, pursuant to the terms of the Silipos purchase agreement, to pay SSL an additional amount of $4,500,000 less the purchase price paid for Poly-Gel, which could result in a payment to SSL of up to $4.5 million. The Company’s aggregate liability under this provision of the Silipos purchase agreement could be as high as $4.5 million.

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

In June 2005, the Company reached an agreement with SSL to repay the $7.5 Million Note and the $3.0 Million Note and to settle the $1.0 million obligation under the Silipos stock purchase agreement. In consideration for making these payments, SSL provided the Company with a $100,000 discount with respect to the $7.5 Million Note and $100,000 discount with respect to the $1.0 million payment. The payments were made on July 15, 2005. The Company recorded the $900,000 obligation under the Silipos stock purchase agreement as contingent consideration at June 30, 2005, under SFAS No. 141, “Business Combinations,” as additional goodwill and will record any amount due as payment for costs incurred by SSL up to $500,000 in the consolidated statement of operations when incurred. Additionally, the Company recorded approximately $292,000 as transaction expenses associated with a possible acquisition of Poly-Gel that was abandoned, which was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2004.

Allocation of Silipos’ purchase price among the assets acquired and liabilities assumed is based on the Company’s evaluation of the fair value of the assets and liabilities of Silipos.

The following table sets forth the components of the purchase price:

Total cash consideration	$5,000,000
Promissory notes issued	10,268,000	(1)
Transaction costs paid or accrued	1,986,005
Total purchase price	$17,254,005

(1)          On March 31, 2005, the Company entered into a settlement agreement and limited release among the parties to the Silipos purchase agreement. Under the terms of the settlement agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by decreasing the principal amount of the $7.5 Million Note, which was originally due on March 31, 2006, and is reflected above. (See Note 5, “Long-term Debt,” for discussion of the $7.5 Million Note.)

The following table provides the final allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at September 30, 2004 based upon a third-party appraisal:

Assets:
Cash and cash equivalents	$378,264
Accounts receivable	3,365,847
Inventories	2,111,511
Other current assets	326,996
Property and equipment	4,045,617
Goodwill	9,419,063
Identifiable intangible assets (trade name of $2,688,000, repeat customer base of $1,680,000, and licensing agreement and related technology of $1,364,000)	5,732,000
Deferred income tax assets	642,047
26,021,345

Liabilities:
Accounts payable	594,982
Obligation under Put Option	2,355,000
Accrued liabilities	1,418,762
Capital lease obligation	2,700,000
Deferred income taxes payable	1,698,596
8,767,340
Total purchase price	$17,254,005

In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill and intangible assets with indefinite lives. The value allocated to goodwill in the purchase of Silipos is not deductible for income tax purposes.

Below are unaudited pro forma results of operations for the three and nine months ended September 30, 2004, as if the Company acquired Silipos on January 1, 2004. Such pro forma results are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the three and nine months ended September 30, 2004 were:

	Three months ended September 30, 2004(2)	Nine months ended September 30, 2004(1)(2)
Net sales	$11,874,220	$33,078,317
Net loss	$(2,090,025)	$(2,678,832)
Loss per share	$(.48)	$(.61)

(1)          Includes loss on impairment of historic goodwill of Silipos of $9,124,344.

(2)          Includes the Put Option expense of $2,355,000.

(b) Identifiable intangible assets

Identifiable intangible assets at December 31, 2004 consisted of:

Assets	Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names—Benefoot	indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements—Benefoot/Bi-Op	7 to 8 Years	630,000	187,197	442,803
License agreements and related technology—Benefoot	11 Years	1,600,000	386,010	1,213,990
Repeat customer base—Bi-Op	20 Years	500,000	50,000	450,000
Trade Names—Silipos	indefinite	2,688,000	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	60,000	1,620,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	35,895	1,328,105
		$10,062,000	$719,102	$9,342,898

Identifiable intangible assets at September 30, 2005 consisted of:

Assets	Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names—Benefoot	indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements—Benefoot/Bi-Op	7 to 8 Years	630,000	249,339	380,661
License agreements and related technology—Benefoot	11 Years	1,600,000	495,099	1,104,901
Repeat customer base—Bi-Op	20 Years	500,000	68,750	431,250
Trade Names—Silipos	indefinite	2,688,000	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	240,000	1,440,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	143,580	1,220,420
		$10,062,000	$1,196,768	$8,865,232

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended September 30, 2005 and 2004 were $159,222 and $63,327, respectively. Aggregate amortization expense relating to the above identifiable intangible assets for the nine months ended September 30, 2005 and the nine months ended September 30, 2004 were $477,666 and $189,981, respectively. As of December 31, 2004, the estimated future amortization expense is $637,000 per annum for 2005 to 2008 and $615,000 for 2009.

(c) Goodwill

Changes in goodwill for the year ended December 31, 2004 and for the nine months ended September 30, 2005 are as follows:

	Orthopedics	Skincare	Total
Balance, January 1, 2004	$4,536,198	$—	$4,536,198
Purchase price adjustments related to achievement of milestones—Benefoot	163,952	—	163,952
Acquisition of Silipos	6,034,701	2,586,300	8,621,001
Balance, December 31, 2004	10,734,851	2,586,300	13,321,151
Purchase price adjustments related to Silipos	558,643	239,419	798,062
Balance, September 30, 2005	$11,293,494	$2,825,719	$14,119,213

In accordance with the provisions SFAS No. 142, the Company no longer amortizes goodwill and identifiable intangible assets with indefinite lives (trade names). Instead these assets are reviewed for impairment on an annual basis as of October 1 or more frequently if circumstances indicate impairment may have occurred.

During the nine months ended September 30, 2005, goodwill increased by approximately $798,000. The increase in goodwill was attributable primarily to the accrual of $900,000 as the full settlement of our obligation under the Silipos stock purchase agreement to pay SSL Holdings, Inc., $1 million if the Company did not acquire Poly-Gel by March 31, 2006 and which was accounted for under SFAS No. 141. The payment was made on July 15, 2005. These increases were partially offset by a $232,000 reduction in the purchase price paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. Additionally, the Company recorded additional professional fees of approximately $66,000 associated with the acquisition and a reduction to certain deferred tax assets and property and equipment totalling approximately $63,000.

NOTE 3—INVENTORIES, NET

	September 30, 2005	December 31, 2004
Raw materials	$2,669,271	$2,621,930
Work-in-process	385,384	466,980
Finished goods	1,758,490	2,126,417
	4,813,145	5,215,327
Less: Allowance for excess and obsolescence	537,082	369,244
	$4,276,063	$4,846,083

NOTE 4—PUBLIC OFFERING

On June 15, 2005, the Company completed an underwritten public offering of common stock, resulting in a sale of 5,000,000 shares of common stock at $6.50 per share or $32,500,000 of gross proceeds. On July 13, 2005, the underwriters exercised a portion of their overallotment option and purchased an additional 226,989 shares of common stock at $6.50 per share resulting in gross proceeds of $1,475,429. The Company used a portion of the net proceeds totalling $5,675,389 to repay the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “Subordinated Notes”), plus accrued interest of $175,389 on June 15, 2005. In July 2005, the Company used $11,891,000 proceeds to repay the $7.5 Million Note, the $3.0 Million Note, plus related accrued interest of approximately $591,000, and the obligation under the Silipos stock purchase agreement of $900,000. The Company incurred underwriting discounts and offering expenses totalling $4,673,686 in connection with the sale of the aggregate 5,226,989 shares.

NOTE 5—LONG-TERM DEBT

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the “Convertible Notes”), in a private placement. Langer Partners, LLC, whose sole manager and voting member is Warren B. Kanders, the Company’s Chairman of the Board of Directors since November 12, 2004, holds $2,500,000 principal amount of these Convertible Notes. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $6.00 per share (equal to the market value of the Company’s stock on October 31, 2001), subject to anti-dilution protections in the event that, among other things, the Company issues common stock or equity securities convertible into or exchangeable for common stock at a price below the conversion price of the Convertible Notes, and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, “Call”) the Convertible Notes, in whole or in part after August 31, 2003. If the Company elects to Call any of the Convertible Notes, the holders of the Convertible Notes may elect to convert the Convertible Notes into the Company’s common stock. On June 20, 2005, $150,000 of the Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest is payable semi-annually on the last day of June and December. Additionally, the Company wrote-off related unamortized deferred expenses of $2,385 with respect to the Convertible Notes as a charge to additional paid-in capital. Interest expense on the Convertible Notes for the three and nine months ended September 30, 2005 was $144,390 and $435,987, respectively. Interest expense for the three and nine months ended September 30, 2004 was $145,890 and $437,670, respectively.

The Company received net proceeds of $13,668,067 from the offering of the Convertible Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Convertible

Notes. The amortization of these costs for the three months ended September 30, 2005 and 2004 were $47,945 and $48,443, respectively, and were $144,770 and $145,329 for the nine months ended September 30, 2005 and 2004, respectively, and were included in interest expense in the related consolidated statements of operations.

The Company issued $1,800,000 in promissory notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were repaid on May 6, 2003 and the balance was repaid on May 6, 2004. Related interest expense for the three- and nine-month periods ended September 30, 2004 were $0 and $11,111, respectively.

On September 30, 2004, the Company completed the acquisition of all of the outstanding stock of Silipos (see Note 2 (a)—“Acquisition of Silipos”). In connection with the acquisition of Silipos, the Company issued:

(i)    the Subordinated Notes in the principal amount of $5,500,000 to ten accredited investors;

(ii)   the $7.5 Million Note, as previously defined; and

(iii) the $3.0 Million Note, as previously defined.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners, LLC, held $750,000 principal amount of these Subordinated Notes. As part of such issuance, the Company also issued warrants to purchase 110,000 shares of its common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which warrants are exercisable until September 30, 2009, commencing on September 30, 2005. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as an additional interest expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third party for placing the Subordinated Notes, which warrants have a fair value of $75,800, using the Black-Scholes pricing model and the same assumptions used to value the other warrants. The Company recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fees for the nine months ended September 30, 2005, respectively, which was included in interest expense in the consolidated statement of operations, all of which was recognized in the six months ended June 30, 2005. There were no such amounts in the prior year periods. The Company incurred interest expense of $175,389 with respect to the Subordinated Notes, all of which was recorded as of June 30, 2005. The Company repaid the Subordinated Notes plus accrued interest, which totalled $5,675,389, on June 15, 2005, with a portion of the net proceeds from its public offering of common stock (see Note 4, “Public Offering”). Accordingly, as of June 30, 2005, the Company recognized $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fees of $57,973, which is included in interest expense on the consolidated statement of operations for the nine months ended September 30, 2005.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and was subject to increase pursuant to a Protection Payment as defined in Note 1 (b). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005. The Company recorded the $7.5 Million Note and the $3.0 Million Note at their face value, which represented the fair value of the notes on their date of issuance (September 30, 2004). The Company adjusted the carrying value of the $7.5 Million Note and the $3.0 Million Note to $7.986 million and $2.737 million, respectively, at December 31, 2004, and further adjusted the carrying value of the notes as of January 1, 2005 to $7.723 million and $3.0 million, respectively, upon the Company’s determination to follow EITF No. 86-15 with respect to the $7.5 Million Note (see Note 1 (b)). On March 31, 2005, the Company entered into a settlement agreement (the “Settlement Agreement”) and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006 to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect the Company’s election on March 15, 2005, in accordance with its terms, to increase the principal amount effective, April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note was $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties also agreed to amend and restate the $3.0 Million Note, which was originally due on December 31, 2009. The $3.0 Million Note was amended and restated to provide that the note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note have been repaid in full on or before March 31, 2006. The Company determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133 in that there is no provision for net settlement. The Company followed the guidance of EITF No. 86-15, which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, the Company recorded additional interest expense of approximately $677,000 (in excess of the initial coupon rate of 5.5%, 7.5 % after April 1, 2005), net of the $100,000 discount negotiated as part of the settlement discussed below, to increase the carrying value of the $7.5 Million Note to the payoff amount of $8,168,000 at June 30, 2005, which is reflected as interest expense in the consolidated statement of operations for the nine months ended September 30, 2005.

Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note are repaid prior to March 31, 2006. The Company determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid in full by March 31, 2006, represented a call option (“Refund Provision”) that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund the Company is entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise. The Company concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment. After reaching this determination, the Company followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation. Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimis and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset (call option) and a non-cash gain on the change in the fair value of a call option. In making this determination, consideration was given primarily to the fact that the Company had completed its underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the notes. The Company realized $500,000 with respect to the Refund Provision upon the repayment of the $7.5 Million Note and the $3.0 Million Note in July 2005, which was recorded as a reduction in interest expense in the consolidated statement of operations for the three and nine months ended September 30, 2005, which was offset by the reversal of the non-cash gain on the change in the fair value of the call option previously recorded.

The Company incurred interest expense of approximately $959,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5% after April 1, 2005)) and approximately $89,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, for the nine months ended September 30, 2005, and approximately $24,000 and approximately $7,000 of which, respectively, was recorded in the three months ended September 30, 2005.

In June 2005, the Company reached a further settlement with SSL to repay the acquisition indebtedness incurred and certain other obligations due under the Silipos stock purchase agreement. Additionally, the Company agreed to satisfy its obligations under the Silipos stock purchase agreement to pay SSL Holdings, Inc. $1.0 million by March 31, 2006 if the Company did not acquire Poly-Gel by such date. In consideration of the Company’s earlier than scheduled repayment of the $7.5 Million Note, the $3.0 Million Note, and the $1.0 million payment, SSL provided the Company with a $100,000 discount with respect to the $7.5 Million Note and a $100,000 discount with respect to the $1.0 million payment. The agreement was consummated and payment was made on July 15, 2005.

NOTE 6—SEGMENT INFORMATION

Prior to October 1, 2004, the Company operated in two segments, custom orthotics and distributed products. Beginning October 1, 2004, following the acquisition of Silipos, the Company has operated in two new segments, orthopedic and skincare. The segment information for the three- and nine-month periods ended September 30, 2005 is reported utilizing these segments, and the information for the three- and nine-month periods ended September 30, 2004 has been restated to reflect the current segment reporting structure. Intersegment net sales are recorded at cost. Segment information for the three- and nine-month periods ended September 30, 2005 and 2004 is summarized as follows:

Three months ended September 30, 2005	Orthopedic	Skincare	Total
Net sales	$9,384,047	$1,146,559	$10,530,606
Gross profit	4,084,806	688,084	4,772,890
Operating income	254,773	237,820	492,593
Total Assets	52,009,806	8,550,295	60,560,101

Three months ended September 30, 2004	Orthopedic	Skincare	Total
Net sales	$6,285,384	$—	$6,285,384
Gross profit	2,278,251	—	2,278,251
Operating income	229,197	—	229,197
Total Assets	39,691,154	7,130,656	46,821,810

Nine months ended September 30, 2005	Orthopedic	Skincare	Total
Net sales	$27,765,088	$3,214,455	$30,979,543
Gross profit	12,367,507	1,866,499	14,234,006
Operating income	459,142	453,908	913,050
Total Assets	52,009,806	8,550,295	60,560,101

Nine months ended September 30, 2004	Orthopedic	Skincare	Total
Net sales	$18,596,823	$—	$18,596,823
Gross profit	6,639,120	—	6,639,120
Operating income	477,909	—	477,909
Total Assets	39,691,154	7,130,656	46,821,810

Geographical segment information is summarized as follows:

Three months ended September 30, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$8,899,043	$575,051	$1,056,512	$10,530,606
Intersegment net sales	252,667	—	—	252,667
Gross profit	4,091,669	252,033	429,188	4,772,890
Operating income (loss)	501,989	62,414	(71,810)	492,593
Total Assets	56,204,079	1,824,541	2,531,481	60,560,101

Three months ended September 30, 2004	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$5,101,341	$531,191	$652,852	$6,285,384
Intersegment net sales	37,044	—	—	37,044
Gross profit	1,771,169	279,395	227,687	2,278,251
Operating income (loss)	137,780	104,571	(13,154)	229,197
Total Assets	43,400,137	1,586,212	1,835,461	46,821,810

Nine months ended September 30, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$26,058,750	$1,731,760	$3,189,033	$30,979,543
Intersegment net sales	659,211	—	—	659,211
Gross profit	11,972,123	820,039	1,441,844	14,234,006
Operating income	648,533	141,665	122,852	913,050
Total Assets	56,204,079	1,824,541	2,531,481	60,560,101

Nine months ended September 30, 2004	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$14,954,049	$1,577,285	$2,065,489	$18,596,823
Intersegment net sales	244,140	—	—	244,140
Gross profit	5,107,824	792,987	738,309	6,639,120
Operating income	177,052	243,772	57,085	477,909
Total Assets	43,400,137	1,586,212	1,835,461	46,821,810

NOTE 7—COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) was as follows:

	Nine months ended September 30,
	2005	2004
Net income (loss)	$423,063	$(97,729)
Other comprehensive income (loss) net of tax:
Change in equity resulting from translation of financial statements into U.S. dollars	70,718	(16,780)
Comprehensive income (loss)	$493,781	$(114,509)

NOTE 8—INCOME (LOSS) PER SHARE

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the three months ended September 30, 2005 and 2004 exclude approximately 941,500 and 20,500 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The diluted income (loss) per share computations for the nine months ended September 30, 2005 and 2004 exclude approximately 448,500 and 167,380 shares, respectively, because the effect of including them would be anti-dilutive. The impact of the Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for each of the three and nine months ended September 30, 2005 and 2004. Had the impact of the Convertible Notes been included in the calculation of the diluted earnings per share, net income would have increased by approximately $194,000 in each of the three months ended September 30, 2005 and 2004. The diluted weighted average shares would have increased by 2,406,500 and 2,431,500 for the three months ended September 30, 2005 and 2004, respectively, to reflect the conversion of the Convertible Notes. Additionally, had the impact of the Convertible Notes been excluded in the calculation of diluted earnings per share for the nine months ended September 30, 2005 and 2004, net income would have increased in each nine-month period by approximately $582,000 and diluted weighted average shares would have increased by 2,406,500 and 2,431,500, respectively.

The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Three months ended September 30,
	2005			2004
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS:
Income available to common stockholders	$235,591	9,621,293	$.02	$43,868	4,380,851	$.01
Effect of Dilutive Securities:
Stock options and warrants	—	458,976	—	—	367,961	—
Stock awards	—	73,333	—	—	—	—
Diluted EPS:
Income available to common stockholders plus assumed exercise of stock options	$235,591	10,153,602	$.02	$43,868	4,748,812	$.01

	Nine months ended September 30,
	2005			2004
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS:
Income (loss) available to common stockholders	$423,063	6,444,736	$.07	$(97,729)	4,380,707	$(.02)
Effect of Dilutive Securities:
Stock options and warrants	—	491,125	(.01)	—	—	—
Stock awards	—	51,111	—	—	—	—
Diluted EPS:
Income (loss) available to common stockholders plus assumed exercise of stock options, warrants and stock awards	$423,063	6,986,972	$.06	$(97,729)	4,380,707	$(.02)

NOTE 9—RELATED PARTY TRANSACTIONS

Consulting Agreement with Kanders & Company, Inc.   On November 12, 2004, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide us with strategic consulting and corporate development services for a term of three years. Kanders & Company will receive, pursuant to the Consulting Agreement, an annual fee of $200,000 and may receive separate compensation for assistance, at the Company’s request, with certain transactions or other matters to be determined by the board from time to time. Additionally, through the Consulting Agreement, Kanders was granted options to purchase 240,000 shares of the Company’s common stock at an exercise price of $7.50 per share (the market price of the stock on the date of the grant), vesting in three equal annual installments beginning on November 12, 2005. The Company accounted for 15,000 of such options as compensation for duties performed by Mr. Kanders in his capacity as Chairman of the Board under APB No. 25 and accounted for 225,000 of such options as being granted pursuant to the Consulting Agreemment [and accounted for] in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” The Company recorded non-cash stock option compensation of approximately $35,000 and approximately $350,000 for the three and nine month periods ended September 30, 2005. The Company has also agreed to provide Kanders & Company with indemnification protection, which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error, or misstatement by Kanders & Company alleged by any claimant. The Consulting Agreement replaced a previous agreement for similar consulting services, pursuant to which Kanders & Company received an annual fee of $100,000, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.525 per share, and the indemnification protection described above. The Company expensed $150,000 and $75,000 with respect to the annual fee under the Consulting Agreement during the nine months ended September 30, 2005 and 2004, respectively, and expensed $50,000 and $25,000 during the three months ended September 30, 2005 and 2004, respectively.

The Board of Directors approved a grant, as of September 1, 2005, of 100,000 shares of restricted stock to Kanders & Company, all of which vest on November 12, 2007 and which would accelerate upon the death of Mr. Kanders, or the change of control of the Company. The Company recorded aggregate deferred compensation of $507,000 with respect to the award, $148,000 of which was recognized as compensation expense in the nine months ended September 30, 2005, $136,000 of which was recorded in the three months ended June 30, 2005, and $12,000 of which was recorded in the three months ended September 30, 2005.

Note and Warrant Purchase Agreement.   On September 30, 2004, the Company sold (a) an aggregate principal amount of $5,500,000 of the Company’s Subordinated Notes, and (b) warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share (the “Warrants”) pursuant to a Note and Warrant Purchase Agreement dated September 30, 2004 by and among the Company and ten accredited investors, including Langer Partners, LLC. The Subordinated Notes and Warrants were sold by the Company to finance the cash portion of the purchase price of the Silipos acquisition. Langer Partners purchased and held $750,000 principal amount of the Subordinated Notes and Warrants to purchase 15,000 shares of the Company’s common stock. The Subordinated Notes were prepayable at any time without penalty, and interest accrued on the unpaid principal amount of the Subordinated Notes at the rate of 7% per annum, payable semi-annually in arrears on the last day of June and December in each year until the maturity date. The Warrants are exercisable commencing September 30, 2005. The Warrants expire September 30, 2009. The exercise price of the Warrants is subject to adjustment in certain circumstances. The fair value of the Warrants was determined to be $735,900 using the Black-Scholes pricing model. This amount was recognized as a discount to the Subordinated Notes and is being amortized over the term of the Company’s Subordinated Notes and recorded as an additional interest expense. Under the Note and Warrant Purchase Agreement, the Company agreed to use its best efforts to file a shelf registration statement covering resales of the shares underlying the Warrants by December 31, 2005. The Subordinated Notes plus accrued interest were repaid in full in June 2005. (See Note 5, “Long-term Debt”).

Loan to Steven Goldstein.   In April 2002, the Company made a full-recourse secured two-year term loan to Mr. Steven Goldstein, who was then the Company’s Executive Vice President, in the principal sum of $21,000, which provided for interest at the rate of 4% per year, compounded quarterly. The loan, along with applicable interest, was repaid in April 2004.

Contract terminations.   On September 8, 2005, the Company determined not to extend Andrew H. Meyer’s employment contract, and in accordance with its terms, the contract will expire on December 31, 2005. Due to a modification of the employment contract on November 12, 2004 which extended his right to exercise vested options for a period of one year beyond termination, if Mr. Meyer’s does not exercise his 175,000 vested stock options by December 31, 2005, the Company will record a non-cash charge equal to the intrinsic value of the options on the date the option agreement was modified, or approximately $1,046,000.

Other related party transactions.   The Company has obtained certain technology related products and services from a company owned by the brother-in-law of Andrew Meyers, the Company’s President, Chief Executive Officer and director. Costs incurred for products and services provided by this company were approximately $0 and $2,000 in the three month periods ended September 30, 2005 and 2004, respectively, and $11,000 and $16,000 in the nine month periods ended September 30, 2005 and 2004, respectively. Langer also engaged a company owned by Steven Goldstein’s father-in-law to provide certain promotional and marketing goods and services. Costs incurred with respect to such goods and services for the three months ended September 30, 2005 and 2004 were $0 and $5,500, respectively, and $0 and $36,000 for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 10—PENSION

	Pension Benefits
Three months ended September 30:	2005	2004
Interest cost	$8,979	$8,463
Expected return on plan assets	(11,697)	(9,710)
Amortization of transition (assets) or obligations	1,947	1,947
Recognized actuarial (gain) loss	4,766	4,809
Net periodic benefit cost	$3,995	$5,509

	Pension Benefits
Nine months ended September 30:	2005	2004
Interest cost	$26,962	$25,538
Expected return on plan assets	(35,130)	(28,876)
Amortization of transition (assets) or obligations	5,843	5,843
Recognized actuarial (gain) loss	14,298	14,425
Net periodic benefit cost	$11,973	$16,930

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it expected to contribute approximately $57,000 to its pension plan in 2005. The contribution was made in September 2005.

NOTE 11—LITIGATION

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

On April 21, 2005, Thermo-Ply, Inc., a Florida corporation, filed an action in the United States District Court for the Middle District of Florida (Tampa Division) against Silipos and four other defendants. The action asserts a claim for alleged infringement of U.S. Patent No. 6,231,617. Although not specifically identified by the claim, the Company believes that the claim insofar as it relates to the Company, may be directed towards the Explorer Gel Liners manufactured, distributed, and sold by Silipos. The Company is currently investigating the validity of this claim. Should the plaintiff be successful in pressing this claim, Silipos could be enjoined from making, using or selling the accused products and could also be assessed damages for the alleged infringement, which damages could be increased up to three times in the event the infringement is found to be willful, together with attorney fees and certain costs. The Company accrued $150,000 with respect to its obligation.

The Company could become subject to certain claims or actions brought by River Biomechanics (“River”) and its principal, a former sales agent and distributor for the Company’s foot orthotic devices sold in Canada. These claims may include allegations relating to prior negotiations by the Company to acquire River, the Company’s hiring of certain former employees of River and use of certain confidential information. While the Company has received written correspondence from River and its principal threatening to institute litigation and seek damages for $5.0 million, no action has been brought to date. The Company would expect to vigorously defend against any claims brought by River and its principal. The Company also believes that it has potential causes of action against River and its principal. In the event the Company did not ultimately prevail in defending any such claims, the Company believes that such claims would not have a material adverse effect on its business, financial condition or results of operations.

NOTE 12—SUBSEQUENT EVENTS

On November 8, 2005, the Board of Directors authorized the grant of 578,500 stock options, pursuant to the Langer, Inc. 2005 Stock Incentive Plan, to certain employees and directors of the Company. The options are exercisable at $4.89 per share which was the market value of the stock on the grant date. 437,500 of the options vest in three equal annual tranches beginning April 1, 2008, and 141,000 of the options vest in three equal annual tranches beginning November 8, 2006.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Development—Restatement of Consolidated Financial Statements

On November 18, 2005, the Company concluded that its previously filed condensed consolidated financial statements contained in its Form 10-Q for the three months ended March 31, 2005, and the three and six months ended June 30, 2005, should no longer be relied upon and needed to be restated. The restatement is required as a result of the Company’s accounting for the grant to Kanders & Company, Inc. (“Kanders & Co.”), the sole stockholder of which is Warren B. Kanders, the Chairman of the Board of Directors, of options to purchase 240,000 shares of the Company’s common stock (the “Options”) on November 12, 2004, and 100,000 restricted shares of the Company’s common stock the (“Restricted Stock”) as of September 1, 2005, and also as a result of certain overstated liabilities.

Previously, the Company associated the Options grant with the duties performed by Mr. Kanders as Chairman of the Board, and accounted for the service period relating to the Restricted Stock award as having commenced on September 1, 2005. The Company has now determined that (i) 225,000 of the 240,000 Options granted should be accounted for as granted for services rendered as a consultant to the Company, and (ii) the performance condition  related to the Restricted Stock grant was satisfied in June 2005 upon consummation of the Company’s public offering. To record this correction, the Company has restated the aforementioned periods to record stock option and stock award compensation of $211,869 and $238,869 in the three months ended March 31, 2005 and June 30, 2005, respectively, in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as non-cash stock option and stock award compensation expense. Additionally, the Company determined that certain liabilities for professional fees and other general and administrative expenses had been overstated during the periods described above, and they have also been corrected in this filing.

The condensed consolidated financial statements as of and for the three months ended March 31, 2005, and the three and six months ended June 30, 2005, will be restated on Forms 10-Q/A, which are expected to be filed as soon as practicable.

The components (increase/(decrease) to expense) of the restatement are as follows:

	Three months ended		Six months ended
	March 31, 2005	June 30, 2005	June 30, 2005
Stock option and stock award compensation	$211,869	$238,869	$450,738
Professional fees	(135,000)	35,473	(99,527)
Other general and administrative expenses	(111,926)	—	(111,926)
Period effect on expense	$(35,057)	$274,342	$239,285

A summary of the significant effects of the restatement on our Form 10-Q filings for the periods ended June 30, 2005 and March 31, 2005 are as follows:

Consolidated Balance Sheet Effects:

	March 31, 2005
	As previously reported	As restated
Other current liabilities	$4,331,352	$4,084,426
Total current liabilities	17,023,617	16,776,691
Total liabilities	41,154,868	40,907,942
Additional paid-in-capital	14,441,541	14,653,410
Total stockholders’ equity	6,655,047	6,901,973
Total liabilities and stockholders’ equity	47,809,915	47,809,915

Consolidated Statement of Operations Effects:

	Three months ended March 31, 2005
	As previously reported	As restated
General and administrative expenses	$2,300,098	$2,265,041
Operating income	526,189	561,246
Income before income taxes	1,449,292	1,484,349
Net income	1,410,292	1,445,349
Net income per common share:
Basic	.32	.33
Diluted	.22	.22

Consolidated Balance Sheet Effects:

	June 30, 2005
	As previously reported	As restated
Other current liabilities	$4,473,340	$4,261,887
Total current liabilities	18,215,968	18,004,515
Total liabilities	37,387,739	37,176,286
Common stock	190,601	192,601
Unearned stock compensation	(185,417)	(699,416)
Additional paid-in-capital	42,467,210	43,429,949
Total stockholders’ equity	33,809,639	34,021,092
Total liabilities and stockholders’ equity	71,197,378	71,197,378

Consolidated Statement of Operations Effects:

	Three months ended June 30, 2005
	As previously reported	As restated
General and administrative expenses	$2,307,329	$2,581,671
Operating income (loss)	133,554	(140,788)
(Loss) before income taxes	(935,535)	(1,209,877)
Net (loss)	(983,535)	(1,257,877)
Net (loss) per common share:
Basic	(.19)	(.24)
Diluted	(.19)	(.24)

Consolidated Statement of Operations Effects:

	Six months ended June 30, 2005
	As previously reported	As restated
General and administrative expenses	$4,607,427	$4,846,712
Operating income	659,741	420,456
Income before income taxes	513,757	274,472
Net income	426,757	187,472
Net income per common share:
Basic	.09	.04
Diluted	.08	.03

Overview

We design, manufacture and distribute high quality medical products targeting the orthopedic, orthotic and prosthetic markets. We also offer a diverse line of skincare products for the medical, therapeutic and retail markets. We sell our products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, international and independent medical distributors and directly to healthcare professionals. When we refer to our historic business, we are talking about our heritage Langer business before the purchase of Silipos, namely, the fabrication of custom foot and ankle orthotic devices and distribution of pre-fabricated foot products for lower extremity care, including shoes.

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

Since February 2001, we have consummated the following three acquisitions:

•       Silipos.   On September 30, 2004, we acquired Silipos, Inc., our largest acquisition to date, from SSL International plc (“SSL”). Silipos is a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets. We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus. The aggregate consideration paid by us in connection with this acquisition was approximately $17.3 million, including transaction costs of approximately $2.0 million (including $0.9 million with respect to contingent consideration pursuant to an obligation under the Silipos stock purchase agreement, described below), subject to a dollar-for-dollar downward adjustment to the extent that Silipos’ working capital is less than $5.0 million. We paid SSL $5.0 million cash and delivered to SSL promissory notes originally totalling $10.5 million. On March 31, 2005, we entered into a settlement agreement (the “Settlement Agreement”) and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million based upon the working capital at September 30, 2004 (which is reflected in the purchase price above) and the principal amount of one of the promissory notes was increased by $1.0 million (see Note 5, “Long-term Debt”). Additionally, under circumstances described below, we may be obligated to pay significant additional amounts in connection with the Silipos acquisition.

•       Bi-Op.   On January 13, 2003, we acquired Bi-Op Laboratories, Inc., which is engaged in the design, manufacture, and sale of footwear and foot orthotic devices as well as orthotic and prosthetic services. We acquired Bi-Op to gain access to additional markets and complementary product lines.

The aggregate consideration, including transaction costs, was approximately $2.2 million, of which approximately $1.8 million was paid in cash, and the remaining portion was paid through the issuance of 107,611 shares of our common stock.

•       Benefoot.   On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. Benefoot designs, manufactures and distributes custom orthotics, custom Birkenstock® sandals, therapeutic shoes, and prefabricated orthotic devices to healthcare professionals. We acquired Benefoot to gain additional scale in our core custom orthotics business as well as to gain access to complementary product lines. The aggregate consideration, including transaction costs, was approximately $7.9 million, of which approximately $5.6 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes, and approximately $0.5 million was paid through the issuance of 61,805 shares of common stock. In connection with this acquisition, we also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness, which was paid at closing.

We sell our products directly to health care professionals and also to wholesale distributors. Custom orthotic products are primarily sold directly to health care professionals. Other products sold in our orthopedic business are sold both directly to health care professionals and to distributors. As a result of our acquisition of Silipos, the percentage of our orthopedic products sold through distributors has increased. Products sold in our skincare business are sold primarily to wholesale distributors. Silipos historically sold most of its products (both orthopedic and skincare) through distributors. Revenue from product sales is recognized at the time of shipment. Our most significant expense is cost of sales. Cost of sales consists of materials, direct labor and overhead and related shipping costs. General and administrative expenses consist of executive, accounting, and administrative salaries and related expenses, insurance, pension expenses, bank service charges, stockholder relations, and amortization of identifiable intangibles with definite lives. Selling expenses consist of advertising, promotions, commissions, conventions, postage, travel and entertainment, and sales and marketing salaries and related expenses.

For the nine months ended September 30, 2005 and 2004, we derived approximately 90% and 89%, respectively, of our revenue from North America, and approximately 10% and 11%, respectively, of our revenue from outside North America. For the nine months ended September 30, 2005, approximately 84% of our revenue was generated in the United States and approximately 6% was generated from Canada, as compared to the nine months ended September 30, 2004, when approximately 80% of our revenue was generated in the United States and approximately 9% was generated in Canada. On a pro forma basis, after giving effect to our acquisition of Silipos, approximately 91% of our revenue would have been derived from North America, and approximately 9% of our revenue would have been derived from outside North America for the nine months ended September 30, 2004.

For each of the three months ended September 30, 2005 and 2004, we derived approximately 90% of our revenue from North America, and approximately 10% of our revenue from outside North America. For the three months ended September 30, 2005, approximately 85% of our revenue was generated in the United States and approximately 5% was generated from Canada, as compared to the nine months ended September 30, 2004, when approximately 81% of our revenue was generated in the United States and approximately 9% was generated in Canada. On a pro forma basis, after giving effect to our acquisition of Silipos, approximately 92% of our revenue would have been derived from North America, and approximately 8% of our revenue would have been derived from outside North America for the three months ended September 30, 2004.

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

For the nine months ended September 30, 2005 and 2004, we derived approximately 90% and 100% of our revenues, respectively, from our orthopedic segment and approximately 10% and 0%, respectively, from our skincare segment. For the three month periods ended September 30, 2005 and 2004, we derived approximately 89% and 100%, respectively, of our revenue from our orthopedic segment, and approximately 11% and 0%, respectively, from our skincare segment. On a pro forma basis, after giving effect to our acquisition of Silipos, approximately 88% of our revenue would have been derived from our orthopedic segment, and approximately 12% of our revenue would have been derived from our skincare segment for the nine months ended September 30, 2004, and approximately 80% of our revenue would have been derived from our orthopedic segment and approximately 20% of our revenue would have been derived from our skincare segment for the three months ended September 30, 2004.

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

Warranty Reserve.   Warranty reserves represent our estimate of future costs associated with our warranty of fabricated products and are based upon historical experience. The warranty reserve at December 31, 2004 was $70,000. During the nine months ended September 30, 2005, we added approximately $240,000 to the reserve and charged approximately $240,000 ($79,000 in the three months ended September 30, 2005) against the reserve to complete warranty repairs. The warranty reserve at September 30, 2005 was $70,000. If future costs incurred were to differ from our estimates, we may need to increase or decrease our reserve.

Revenue Recognition.   Revenue from the sale of our products is recognized upon shipment. We generally do not have any post-shipment obligations to customers other than for product warranties. We generally warrant our products against defects in materials and workmanship for a period of six months. We record a provision for estimated future costs associated with our warranties of fabricated products/custom orthotics when we ship such products, based on historical experience. We also offer extended warranty contracts which we record as deferred revenue and recognize over the lives of the contracts (24 months) on a straight-line basis. See “Warranty Reserve,” above. Revenue from shipping and handling fees is included in net sales in the consolidated statements of operations. Costs incurred for shipping and handling is included in the cost of sales in the consolidated statements of operations.

Allowance for Doubtful Accounts.   Our allowance for doubtful accounts has increased on a percentage basis from 5.1% of accounts receivable at December 31, 2004 to 6.5% of accounts receivable at September 30, 2005. Management believes that the overall allowance, as a percentage of accounts receivable at September 30, 2005, is appropriate based upon the consolidated collection and write-off history as well as the age of the consolidated accounts receivable. At December 31, 2004, the allowance for doubtful accounts was approximately $380,000. During the nine months ended September 30, 2005, we added approximately $45,000 to the allowance and collected or wrote-off approximately $1,000 against the allowance. At September 30, 2005, the allowance for doubtful accounts was approximately $424,000. If future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowance for doubtful accounts.

Other Allowances.   The sales returns and allowances at both September 30, 2005 and December 31, 2004 were approximately $68,000. If actual sales returns and allowances were to differ from our estimates, we may need to increase or decrease our sales returns and allowances.

Inventory Reserve.   At December 31, 2004, the inventory reserve for excess or obsolete inventory was approximately $369,000. During the nine months ended September 30, 2005, we provided an additional reserve of approximately $328,000 and charged approximately $160,000 to the reserve, bringing the reserve to a balance of approximately $537,000 at September 30, 2005. If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory. Inventory write-downs represent the estimated loss of value of certain slow-moving inventory. Inventory usage is analyzed using turnover analysis, and an allowance for obsolescence is provided when inventory quantity exceeds its normal cycle. The percentage of allowance is based upon actual usage, historical data and experience. Most of these reserves are associated with raw materials used in the fabrication process and either represent items no longer utilized in the process or significant excess inventory. Certain of the raw material inventory for which a reserve was provided have subsequently been used in fabrication, with the related reserve being reversed. However, we re-evaluate the reserve as of the end of each reporting period based upon the age of the existing inventory and the usage analysis. Thus, gross profit is not materially affected. With respect to finished goods (distributed products), certain of these items have been sold at reduced prices which have reduced gross profit. However, these items were sold for prices at or slightly above their adjusted carrying value and did not materially impact gross profit.

Goodwill and Identifiable Intangible Assets.   Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and identifiable intangible assets comprise a substantial portion (38.0 % as of September 30, 2005 and 47.4% as of December 31, 2004) of our total assets.

During the nine months ended September 30, 2005, goodwill increased by approximately $798,000. The increase in goodwill was attributable primarily to the accrual of $900,000 as the full settlement of our obligation under the Silipos stock purchase agreement to pay SSL Holdings, Inc., $1 million if we did not acquire Poly-Gel by March 31, 2006, and which was accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The payment was made on July 15, 2005. Additionally, we recorded professional fees of approximately $67,000 with respect to the acquisition and a reduction to certain deferred assets and property and equipment totalling approximately $63,000. These increases were partially offset by a $232,000 reduction in the purchase price paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. Goodwill and identifiable intangible assets, net, at

September 30, 2005 were approximately $14,119,000 and approximately $8,865,000, respectively. The reduction to the purchase price was satisfied by decreasing the $7,500,000 principal amount of 5.5% secured promissory note due March 31, 2006 issued to SSL (the “$7.5 Million Note”), and which is reflected herein.

RESULTS OF OPERATIONS

Nine months ended September 30, 2005 and 2004

Net income for the nine months ended September 30, 2005 was approximately $423,000, or $.06 per share on a fully diluted basis, as compared to a net loss of approximately $(98,000), or $(.02) per share on a fully diluted basis for the nine months ended September 30, 2004, an increase of approximately $521,000. The principal reason for the increase in net income was the non-recurring non-cash gain of $1,750,000 from the change in the fair value of the Put Option (as hereinafter defined) that we assumed in connection with our acquisition of Silipos. The Put Option is contained in the supply agreement between Silipos and Poly-Gel, L.L.C (“Poly-Gel”) dated August 20, 1999, which we assumed in connection with the Silipos acquisition. The supply agreement provided that Poly-Gel had the option (the “Put Option”) to cause Silipos to purchase the assets or shares of Poly-Gel at a purchase price, payable in cash, of 1.5 times Poly-Gel’s revenues over the 12 month period prior to the exercise of the Put Option. At September 30, 2004, the fair value of the Put Option was $2,355,000. At December 31, 2004, the fair value of the Put Option was $1,750,000. The Put Option expired unexercised on February 16, 2005 in accordance with its terms. In late 2004, we engaged in discussions with Poly-Gel regarding our possible acquisition of Poly-Gel. However, these discussions were terminated and we do not currently expect to acquire Poly-Gel. We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004, as a non-cash gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004, and as described above, we recorded the expiration of the Put Option as an additional non-cash gain of $1,750,000 during the three months ended March 31, 2005. The results for the nine months ended September 30, 2005 also reflect the following impact on our historic business resulting from our acquisition and integration of Silipos: interest expense incurred with respect to debt issued in connection with the Silipos acquisition of approximately $842,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing-rate debt and the Protection Payment, net of the realization of the Refund Provision, as described below) in the $7.5 Million Note; an increase in professional fees of approximately $319,000; an increase in management compensation and consulting fees of approximately $308,000; an increase in severance and related legal reserves of $175,000; an increase in stock option compensation relating to consulting services of approximately $350,000; an increase in amortization expense of approximately $288,000 associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition; an increase of approximately $297,000 associated with stock based compensation; and an increase of approximately $51,000 associated with fee based franchise taxes. Additionally, during the nine months ended September 30, 2005, we recorded approximately $572,000 as the write-off of the unamortized debt discount in connection with the repayment of the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “Subordinated Notes”), and approximately $58,000 as the write-off of the related debt placement fees (both of which were included in interest expense in the consolidated statements of operations).

We reported our operations in two segments, custom orthotics and distributed products, through September 30, 2004. Beginning October 1, 2004, we are reporting operations in two segments, orthopedics and skincare. Both our historic custom orthotics business and the distributed products business are now included in the orthopedic segment for reporting purposes, as are orthotics and prosthetic products sold by Silipos. Silipos products are primarily sold through distributors.

Net sales for the nine months ended September 30, 2005 were approximately $30,980,000, as compared to approximately $18,597,000 for the nine months ended September 30, 2004, an increase of approximately $12,383,000, or approximately 66.6%. The principal reason for the increase was the net sales of approximately $13,642,000 generated by Silipos (which was acquired on September 30, 2004), partially offset by a decline in net sales of approximately $1,259,000 in our historic business. The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $27,765,000 in the nine months ended September 30, 2005, as compared to approximately $18,597,000 in the nine months ended September 30, 2004, an increase of approximately $9,168,000 or approximately 49.3%. This increase was due to approximately $10,427,000 of net sales in the orthopedic segment by Silipos, partially offset by a reduction in net sales in our historic business of approximately $1,259,000.

Within the orthopedic segment, net sales of custom orthotics for the nine months ended September 30, 2005 were approximately $13,298,000, as compared to approximately $14,273,000 for the nine months ended September 30, 2004, a decrease of approximately $975,000. Net sales of sandals increased from approximately $842,000 in the nine months ended September 30, 2004, to approximately $894,000 in the nine months ended September 30, 2005. However, these increases were more than offset by a decrease in our other custom foot orthotic sales of approximately $1,044,000, from approximately $12,720,000 in the nine months ended September 30, 2004, to approximately $11,676,000 in the nine months ended September 30, 2005.

Net sales of historic distributed products for the nine months ended September 30, 2005 were approximately $4,040,000, as compared to approximately $4,324,000 for the nine months ended September 30, 2004, a decrease of approximately $284,000, or approximately 6.6%. This decrease was attributable to a decrease in sales of certain distributed products, including PPT®, a proprietary shock absorption cushion product used, amongst other things, in the fabrication of insoles, and shoes.

Net sales of Silipos branded orthopedic products were approximately $10,427,000 in the nine months ended September 30, 2005. Related cost of sales were approximately $3,726,000, or approximately 35.7% of net sales, resulting in a gross profit of approximately 64.3%.

We, through Silipos, generated net sales of approximately $3,215,000 in our skincare segment in the nine months ended September 30, 2005. Net sales in the skincare segment represented approximately 23.6% of Silipos’ sales for the nine months ended September 30, 2005, and represented approximately 10.4% of our total net sales for the nine months ended September 30, 2005. The cost of sales associated with skincare was approximately $1,348,000, or approximately 41.9% of net sales in our skincare segment, resulting in a gross profit of approximately 58.1%.

Cost of sales, on a consolidated basis, increased approximately $4,788,000, to approximately $16,746,000 in the nine months ended September 30, 2005, as compared to approximately $11,958,000 in the nine months ended September 30, 2004. This increase was primarily attributable to the cost of sales incurred by Silipos of approximately $5,074,000 in the nine months ended September 30, 2005, partially offset by a decrease in cost of sales in our historic business of approximately $286,000, which was attributable to a decrease in net sales partially offset by an increase in overhead and certain material costs.

Cost of sales in the orthopedic segment were approximately $15,398,000, or approximately 55.5% of orthopedic net sales in the nine months ended September 30, 2005, as compared to approximately $11,958,000, or approximately 64.3% of orthopedic net sales in the nine months ended September 30, 2004. The reason for the increase in the cost of sales was the cost of sales related to the Silipos’ products, which generated higher gross profit.

Costs of sales for custom orthotics were approximately $9,277,000, or approximately 69.8% of net sales of custom orthotics for the nine months ended September 30, 2005, as compared to approximately

$9,329,000, or approximately 65.4% of net sales of custom orthotics for the nine months ended September 30, 2004. Cost of sales of historic distributed products were approximately $2,395,000, or approximately 59.3% of net sales of distributed products in the historic business for the nine months ended September 30, 2005, as compared to approximately $2,629,000, or approximately 60.8% of net sales of distributed products in the historic business for the nine months ended September 30, 2004.

Cost of sales for Silipos’ branded orthopedic products were approximately $3,726,000, or approximately 35.7% of net sales of Silipos’ branded orthopedic products of approximately $10,427,000.

Cost of sales for skincare products were approximately $1,348,000, or approximately 41.9% of net sales of skincare products of approximately $3,215,000.

Gross profit increased approximately $7,595,000, or approximately 114.4%, to approximately $14,234,000 for the nine months ended September 30, 2005, as compared to approximately $6,639,000 in the nine months ended September 30, 2004. Gross profit as a percentage of net sales for the nine months ended September 30, 2005 was approximately 45.9%, as compared to approximately 35.7% for the nine months ended September 30, 2004. The principal reason for the increase in gross profit was the approximately $8,568,000 gross profit contribution of Silipos. Silipos’ gross profit as a percentage of its net sales for the nine months ended September 30, 2005 was approximately 62.8%, which includes both orthopedics and skincare. Excluding Silipos, our gross profit as a percentage of net sales was approximately 32.7% for the nine months ended September 30, 2005, reflecting a decrease from a gross profit of approximately 35.7% for the nine months ended September 30, 2004.

Gross profit for the orthopedic segment was approximately $12,367,000, or approximately 44.5% of net sales of the orthopedic segment in the nine months ended September 30, 2005, as compared to approximately $6,639,000, or approximately 35.7% of net sales of the orthopedic segment in the nine months ended September 30, 2004.

Gross profit for custom orthotics was approximately $4,021,000, or approximately 30.2% of net sales of custom orthotics for the nine months ended September 30, 2005, as compared to approximately $4,944,000, or approximately 34.6% of net sales of custom orthotics for the nine months ended September 30, 2004. Gross profit for our historic distributed products was approximately $1,645,000, or approximately 40.7% of net sales of distributed products in the historic business for the nine months ended September 30, 2005, as compared to approximately $1,695,000, or approximately 39.2% of net sales of distributed products in the historic business for the nine months ended September 30, 2004. The decrease in gross profit in custom orthotics was attributable to increases in certain overhead expenses as well as a slight increase in certain material prices. The increase in gross profit in distributed products from our historical business was attributable to improved inventory control as well as a change in the mix of items sold to items with higher margins.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $6,701,000, or approximately 64.3% of net sales of Silipos’ branded orthopedic products. The gross profit was enhanced by our decision to manufacture our own gel products used in production. Such products were previously purchased from Poly-Gel pursuant to the supply agreement between Silipos and Poly-Gel.

Gross profit generated by our skincare segment was approximately $1,867,000, or approximately 58.1% of net sales in the skincare segment.

General and administrative expenses for the nine months ended September 30, 2005 were approximately $7,267,000, or approximately 23.5% of net sales, as compared to approximately $3,777,000, or approximately 20.3% of net sales for the nine months ended September 30, 2004, representing an increase of approximately $3,490,000. Silipos generated approximately $1,521,000 of general and administrative expenses in the nine month period ended September 30, 2005. The principal reason for the remaining increase of $1,969,000 was due to an increase in stock option compensation (approximately

$350,000), an increase in executive salaries and consulting fees (approximately $308,000), an increase in severance and related legal reserves ($175,000), an increase in provision for bonuses (approximately $144,000), an increase in professional fees (approximately $319,000), an increase in amortization expense associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition (approximately $288,000), an increase in stock based compensation (approximately $297,000), and an increase in depreciation expense (approximately $81,000).

Selling expenses increased approximately $3,317,000, or approximately 139.1%, to approximately $5,701,000 for the nine months ended September 30, 2005, as compared to approximately $2,384,000 for the nine months ended September 30, 2004. Selling expenses as a percentage of net sales were approximately 18.4 % and 12.8% for the nine months ended September 30, 2005 and 2004, respectively. Silipos incurred approximately $3,151,000 of selling expenses in the nine months ended September 30, 2005, and selling expenses in our historic business increased by approximately $166,000, from approximately $2,384,000 in the nine months ended September 30, 2004, to approximately $2,550,000 in the nine months ended September 30, 2005. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our historic business. We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses. Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

Interest expense was approximately $2,396,000 for the nine months ended September 30, 2005, as compared to approximately $603,000 for the nine months ended September 30, 2004, an increase of approximately $1,793,000. The principal reasons for the increase in 2005 were:

(i)            Interest expense of approximately $547,000 associated with the various components of the acquisition indebtedness incurred in connection with the Silipos acquisition, which closed on September 30, 2004;

(ii)        Interest recorded with respect to a capital lease assumed in the Silipos acquisition, which totaled approximately $332,000 in the nine months ended September 30, 2005;

(iii)    Interest amortization of the estimated fair value of the warrants (debt discount) issued in connection with the Subordinated Notes, which aggregated approximately $106,000, and the amortization of the related debt placement costs of approximately $12,000;

(iv)      Amortization of interest expense of approximately $677,000 (net of the $100,000 discount provided as part of the settlement) associated with the increasing-rate debt and interest costs related to the Protection Payment included in the $7.5 Million Note (see Note 5, “Long-term Debt”); and

(v)          The write-off of approximately $572,000 of unamortized debt discount and the write-off of approximately $58,000 of the related debt placement fees in connection with the repayment of the Subordinated Notes.

These amounts were partially offset by the realization of the call option of $500,000, recorded as a gain in the change in the fair value of the call option at June 30, 2005, which was reclassed against interest expense for the nine months ended September 30, 2005.

These amounts were further offset by a reduction in interest expense associated with the $800,000 principal amount of 4% promissory notes issued by us in 2002 in connection with our acquisition of Benefoot (the “Benefoot Notes”), which were outstanding for part of the 2004 period, and which were repaid in May 2004.

We recorded a reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004 from September 30, 2004 as a non-cash gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. We recorded the expiration of the Put Option on February 16, 2005 as an additional non-cash gain of $1,750,000 from the change in the estimated fair value of the Put Option in the three months ended March 31, 2005.

The provision for income taxes increased to approximately $170,000 in the nine months ended September 30, 2005, from $113,000 in the nine months ended September 30, 2004. Prior to our adoption of SFAS No. 142, “Goodwill and other Intangible Assets,” we would not have needed a valuation allowance for the portion of our net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS No. 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, we recorded a deferred income tax expense of $113,000 during each of the nine month periods ended September 30, 2005 and 2004. Additionally, our foreign tax provision was $57,000 for the nine months ended September 30, 2005. There was no foreign tax provision for the nine months ended September 30, 2004.

34

Three months ended September 30, 2005 and 2004

Net income for the three months ended September 30, 2005 was approximately $236,000, or .02 per share on a fully diluted basis, as compared to a net income of approximately $44,000, or $.01 per share on a fully diluted basis for the three months ended September 30, 2004, an increase of approximately $192,000. The results for the three months ended September 30, 2005 reflect the following impact on our historic business resulting from our acquisition and integration of Silipos: an increase in professional fees of approximately $118,000; an increase in management compensation and consulting fees of approximately $103,000; an increase in severance and related legal reserves of $175,000; an increase in amortization expense of approximately $96,000 associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition; and $69,000 associated with stock based compensation and approximately $35,000 of stock option compensation relating to consulting services. These amounts were substantially offset by the operating contribution of Silipos.

We reported our operations in two segments, custom orthotics and distributed products, through September 30, 2004. Beginning October 1, 2004, we are reporting operations in two segments, orthopedics and skincare. Both our historic custom orthotics business and the distributed products business are now included in the orthopedic segment for reporting purposes, as are orthotics and prosthetic products sold by Silipos. Silipos products are primarily sold through distributors.

Net sales for the three months ended September 30, 2005 were approximately $10,531,000, as compared to approximately $6,285,000 for the three months ended September 30, 2004, an increase of approximately  $4,246,000 or approximately 67.6%. The principal reason for the increase was the net sales of approximately $4,894,000 generated by Silipos (which was acquired on September 30, 2004), partially offset by a decline in net sales of approximately $648,000 in our historic business. The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $9,385,000 in the three months ended September 30, 2005, as compared to approximately $6,285,000 in three months ended September 30, 2004, an increase of approximately $3,100,000 or approximately 49.3%. This increase was due to approximately $3,748,000 of net sales in the orthopedic segment by Silipos, partially offset by a reduction in net sales in our historic business of approximately $648,000.

Within the orthopedic segment, net sales of custom orthotics for the three months ended September 30, 2005 were approximately $4,414,000, as compared to approximately $4,852,000 for the three months ended September 30, 2004, a decrease of approximately $438,000. The decrease in our other custom foot orthotic sales of approximately $535,000, from approximately $4,160,000 in the three months ended September 30, 2004, to approximately $3,625,000 in the three months ended September 30, 2005, was partially offset by an increase in our net sales of sandals which increased from approximately $272,000 in the three months ended September 30, 2004, to approximately $358,000 in the three months ended September 30, 2005, and our net sales of ankle-foot orthotics which increased from approximately $420,000 in the three months ended September 30, 2004, to approximately $431,000 in the three months ended September 30, 2005.

Net sales of historic distributed products for the three months ended September 30, 2005 were approximately $1,223,000, as compared to approximately $1,433,000 for the three months ended September 30, 2004, a decrease of approximately $210,000, or approximately 14.7%. This is due to a decrease in sales of certain distributed products, including PPT which decreased approximately $50,000 (excluding related shipping revenue), or approximately 15.2% in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.

Net sales of Silipos branded orthopedic products were approximately $3,748,000 in the three months ended September 30, 2005. Related cost of sales were approximately $1,389,000, or approximately 37.1% of net sales, resulting in a gross profit of approximately 62.9%.

We, through Silipos, generated net sales of approximately $1,146,000 in our skincare segment in the three months ended September 30, 2005. Net sales in the skincare segment represented approximately 23.4% of Silipos’ sales for the three months ended September 30, 2005, and represented approximately 10.9% of our total net sales for the three months ended September 30, 2005. The cost of sales associated with skincare was approximately $458,000, or approximately 40.0% of net sales in our skincare segment, resulting in a gross profit of approximately 60.0%.

Cost of sales, on a consolidated basis, increased approximately $1,751,000, to approximately $5,758,000 in the three months ended September 30, 2005, as compared to approximately $4,007,000 in the three months ended September 30, 2004. This increase was primarily attributable to the cost of sales incurred by Silipos of approximately $1,847,000 in the three months ended September 30, 2005, partially offset by a decrease in cost of sales in our historic business of approximately $96,000, which was attributable to a decrease in net sales partially offset by an increase in overhead and certain material costs.

Cost of sales in the orthopedic segment were approximately $5,300,000, or approximately 56.5% of orthopedic net sales in the three months ended September 30, 2005, as compared to approximately $4,007,000, or approximately 63.8% of orthopedic net sales in the three months ended September 30, 2004. The reason for the increase in the cost of sales was the sales generated by Silipos’ products, which generated higher gross profit.

Costs of sales for custom orthotics were approximately $3,175,000, or approximately 71.9 % of net sales of custom orthotics for the three months ended September 30, 2005, as compared to approximately $3,137,000, or approximately 64.7% of net sales of custom orthotics for the three months ended September 30, 2004. Cost of sales of historic distributed products were approximately $736,000, or approximately 60.2% of net sales of distributed products in the historic business for the three months ended September 30, 2005, as compared to approximately $870,000, or approximately 60.7% of net sales of distributed products in the historic business for the three months ended September 30, 2004.

Cost of sales for Silipos’ branded orthopedic products were approximately $1,389,000, or approximately 37.1% of net sales of Silipos’ branded orthopedic products of approximately $3,748,000.

Cost of sales for skincare products were approximately $458,000, or approximately 40.0% of net sales of skincare products of approximately $1,146,000.

Gross profit increased approximately $2,495,000, or approximately 109.5%, to approximately $4,773,000 for the three months ended September 30, 2005, as compared to approximately $2,278,000 in the three months ended September 30, 2004. Gross profit as a percentage of net sales for the three months ended September 30, 2005 was approximately 45.3%, as compared to approximately 36.2% for the three months ended September 30, 2004. The principal reason for the increase in gross profit was the approximately $3,047,000 gross profit contribution of Silipos. Silipos’ gross profit as a percentage of its net sales for the three months ended September 30, 2005 was approximately 62.3%, which includes both orthopedics and skincare. Excluding Silipos, our gross profit as a percentage of net sales was approximately 30.6% for the three months ended September 30, 2005, reflecting a decrease from a gross profit of approximately 36.2 % for the three months ended September 30, 2004.

Gross profit for the orthopedic segment was approximately $4,085,000, or approximately 43.5% of net sales of the orthopedic segment in the three months ended September 30, 2005, as compared to approximately $2,278,000, or approximately 36.2% of net sales of the orthopedic segment in the three months ended September 30, 2004.

Gross profit for custom orthotics was approximately $1,239,000, or approximately 28.1% of net sales of custom orthotics for the three months ended September 30, 2005, as compared to approximately $1,715,000, or approximately 35.3% of net sales of custom orthotics for the three months ended September 30, 2004. Gross profit for our historic distributed products was approximately $487,000, or approximately 39.8% of net sales of distributed products in the historic business for the three months ended September 30, 2005, as compared to approximately $563,000, or approximately 39.3% of net sales of distributed products in the historic business for the three months ended September 30, 2004. The decrease in gross profit in custom orthotics was attributable to increases in certain overhead expenses, as well as a slight increase in certain material prices. The increase in gross profit in distributed products from our historical business was attributable to improved inventory control as well as a change in the mix of items sold to items with higher margins.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $2,359,000, or approximately 62.9 % of net sales of Silipos’ branded orthopedic products. The gross profit was enhanced by our decision to manufacture our own gel products used in production. Such products were previously purchased from Poly-Gel pursuant to the supply agreement between Silipos and Poly-Gel.

Gross profit generated by our skincare segment was approximately $688,000, or approximately 60.0% of net sales in the skincare segment.

General and administrative expenses for the three months ended September 30, 2005 were approximately $2,421,000, or approximately 23.0% of net sales, as compared to approximately $1,259,000, or approximately 20.0% of net sales for the three months ended September 30, 2004, representing an increase of approximately $1,162,000. Silipos incurred approximately $424,000 of general and administrative expenses in the three months ended September 30, 2005. The principal reason for the remaining balance of the $738,000 increase is due to an increase in executive salaries and consulting fees (approximately $103,000), an increase in severance and related legal reserves of $175,000, an increase in provision for bonuses (approximately $62,000), an increase in professional fees (approximately $118,000), an increase in amortization expense associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition (approximately $96,000), an increase in stock based compensation (approximately $69,000), and an increase in depreciation expense (approximately $25,000).

Selling expenses increased approximately $957,000, or approximately 121.1%, to approximately $1,747,000 for the three months ended September 30, 2005, as compared to approximately $790,000 for the three months ended September 30, 2004. Selling expenses as a percentage of net sales were approximately 16.6% and 12.6% for the three months ended September 30, 2005 and 2004, respectively. Silipos incurred approximately $902,000 of selling expenses in the three months ended September 30, 2005, and selling expenses in our historic business increased by approximately $55,000, from approximately $790,000 in the three months ended September 30, 2004, to approximately $845,000 in the three months ended September 30, 2005. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our historic business. We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses. Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

Interest expense was approximately $338,000 for the three months ended September 30, 2005, as compared to approximately $197,000 for the three months ended September 30, 2004, an increase of approximately $141,000. The principal reasons for the increase in 2005 were the interest recorded with respect to a capital lease assumed in the Silipos acquisition which totalled approximately $110,000 in the three months ended September 30, 2005, and the interest incurred on the $7.5 Million Note and the $3.0 Million Note from July 1, 2005 to the repayment on July 15, 2005 totalling approximately $31,000.

The provision for income taxes increased to $83,000 in the three months ended September 30, 2005, from $38,000 in the three months ended September 30, 2004. Prior to our adoption of SFAS No. 142, we would not have needed a valuation allowance for the portion of our net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS No. 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, we recorded a deferred income tax expense of $38,000 during each of the three months ended September 30, 2005 and 2004. Additionally, our foreign tax provision was $45,000 in the three months ended September 30, 2005. There was no foreign tax provision for the three months ended September 30, 2004.

Liquidity and Capital Resources

Working capital as of September 30, 2005 was approximately $9,963,000, as compared to approximately $1,387,000 as of December 31, 2004. Cash balances at September 30, 2005 were approximately $18,445,000, an increase of approximately $14,535,000, from approximately $3,910,000 at December 31, 2004. The increase in working capital at September 30, 2005 is attributable to the receipt of the proceeds from the underwritten public offering of stock totalling approximately $33,975,000, less expenses paid to date of approximately $4,651,000 (excluding approximately $23,000 of additional offering related costs accrued at September 30, 2005), the repayment of the $7.5 Million Note, and the $3.0 Million Note plus interest (including the Protection Payment, net of the Refund Provision), the payment of $900,000 to satisfy our obligation under the Silipos purchase agreement and the cash payment for purchases of property and equipment of approximately $748,000. The increase in cash at September 30, 2005, as compared to December 31, 2004, is primarily attributable to the remaining net proceeds from the public offering.

Net cash provided by operating activities was approximately $3,098,000 for the nine months ended September 30, 2005. Net cash used in operating activities was approximately $643,000 in the nine months ended September 30, 2004. Net cash provided by operations in the nine months ended September 30, 2005 resulted from decreases in accounts receivable, inventory, and an increase in accounts payable and other current liabilities. The net cash used in operating activities in the nine months ended September 30, 2004 resulted primarily from increases in inventory levels, and prepaid expenses and other current assets, as well as increases in accounts receivable and a decrease in accounts payable and other current liabilities.

Net cash used in investing activities in the nine months ended September 30, 2005 was approximately $1,955,000. Net cash used in investing activities was approximately $6,059,000 in the nine months ended September 30, 2004. Net cash used in investing activities in the nine months ended September 30, 2005 reflects the cash payment for purchases of property and equipment of approximately $748,000, principally the investment in our new information technology platform, partially offset by the sale of certain property and equipment of approximately $70,000. Net cash used in investing activities in the nine months ended September 30, 2004 represented the cash utilized to purchase Silipos (net of cash acquired) of $4,862,000, the investment in property and equipment of approximately $731,000, principally our new information technology platform, and approximately $466,000, which represented the payment of certain deferred contingent consideration with respect to the Benefoot transaction.

We generated cash flows from financing activities of approximately $13,379,000, which represents the gross proceeds from the public offering of common stock of approximately $33,975,000, less expenses paid through September 30, 2005 of approximately $4,651,000, less the repayment of the Subordinated Notes ($5.5 million) plus interest, the $7.5 Million Note plus interest, and the $3.0 Million Note plus interest. Net cash from financing activities was approximately $4,702,000 in the nine months ended September 30, 2004 which reflects the proceeds from the issuance of the Senior Subordinated Notes, $1,600 received from the exercise of stock options, and the repayment of the $800,000 promissory notes in May 2004.

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

Pursuant to the terms of our outstanding $7.5 Million Note, on March 15, 2005 we notified SSL, the holder of the $7.5 Million Note, of our election to increase the principal amount of such note, effective as of April 1, 2005, by $1,000,000 rather than make an additional payment of $500,000 by March 31, 2005. On March 31, 2005, we entered into a Settlement Agreement and limited release with SSL, pursuant to which the purchase price of Silipos was reduced by $232,000. The reduction in the purchase price was satisfied by a reduction in the principal balance of the $7.5 Million Note. The $7.5 Million Note, which has a revised face value of $8,268,000, was scheduled to mature on March 31, 2006, and had a carrying value of approximately $8,168,000 at June 30, 2005, which represented the amount paid off in July 2005.

The Silipos purchase agreement provides that if we acquire Poly-Gel for less than $4,500,000 prior to March 31, 2006, and liabilities and damages relating to claims brought by Poly-Gel, Silipos’  former supplier of mineral based gels, arising out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulation) of Poly-Gel, as well as any other alleged violations of the supply agreement (the “Potential Poly-Gel Claims”), do not exceed $2,000,000, we are obligated, pursuant to the terms of the Silipos purchase agreement, to pay SSL an additional amount of $4,500,000 less the purchase price paid for Poly-Gel which could result in a payment to SSL of up to $4.5 million. Our aggregate liability to SSL under this provision of the Silipos purchase agreement could be as high as $4.5 million.

Under the terms of the Silipos stock purchase agreement, if we do not acquire Poly-Gel prior to March 31, 2006, and the amount of any liabilities for Potential Poly-Gel Claims does not exceed $2,500,000, we were obligated to pay SSL $1,000,000, plus an amount not to exceed $500,000, for certain costs, if incurred by SSL, in defense of any such Potential Poly-Gel Claims. As part of the settlement of the $7.5 Million Note and the $3.0 Million Note, we accrued, at June 30, 2005, $900,000 as full settlement of the $1.0 million obligation. SSL remains obligated under the Silipos stock purchase agreement for certain Potential Poly-Gel Claims, if any.

In June 2005, we reached a further settlement with SSL to repay the acquisition indebtedness incurred and certain other obligations due under the Silipos stock purchase agreement. Additionally, we agreed to satisfy our obligations under the Silipos stock purchase agreement to pay SSL Holdings, Inc. $1.0 million by March 31, 2006 if we did not acquire Poly-Gel by such date.

On July 15, 2005, we consummated the settlement with SSL to repay the acquisition indebtedness incurred and certain other obligations due under the Silipos stock purchase agreement. We paid off the $7.5 Million Note, which had a face value of $8.268 million, plus accrued interest of approximately $248,000 ($224,000 through June 30, 2005), the $3.0 Million Note plus accrued interest of approximately $75,000 ($69,000 through June 30, 2005) less the recoupment of the Protection Payment of $0.5 million. In consideration of our earlier than scheduled repayment to SSL of the $7.5 Million Note, the $3.0 Million Note and the $1.0 million payment, SSL provided us with a $100,000 discount with respect to the $7.5 Million Note and a $100,000 discount with respect to the $1.0 million payment.

In the nine months ended September 30, 2005, we generated earnings after taxes of approximately $559,000, which includes the non-cash gain of $1,750,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2004, we generated earnings after taxes of approximately $375,000, which included a non-cash gain of $605,000 for the change in the estimated fair value of the Put

Option. In the year ended December 31, 2003, we did not have earnings after taxes. There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs, which include the Convertible Notes in the principal amount of $14,439,000 that mature in August 2006. In such event, we may need to raise additional funds through public or private equity, borrowings from banks or other institutional lenders or debt financings. In addition, our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot assure you that any such funds will be available to us on favorable terms, or at all.

Changes in Significant Balance Sheet Accounts—September 30, 2005 as compared to December 31, 2004

Accounts receivable, net, decreased from approximately $7,056,000 at December 31, 2004, to approximately $6,061,000 at September 30, 2005, a decrease of approximately $995,000. The decrease is primarily attributable to a decrease in accounts receivable relating to Silipos from approximately $3,324,000, net at December 31, 2004 to approximately $2,729,000, net at September 30, 2005, an increase in provision for doubtful accounts of approximately $45,000, as well as increased collection efforts resulting in improvements in our overall accounts receivable aging.

Inventories, net, decreased from approximately $4,846,000 at December 31, 2004, to approximately $4,276,000 at September 30, 2005, a decrease of approximately $570,000, which was attributable partially to the net increase in the reserve for excess or obsolete inventory of $168,000 and partly to our focus to reduce certain excess inventory levels, principally in the distributed products group.

Prepaid expenses and other current assets decreased from approximately $1,388,000 at December 31, 2004, to approximately $1,066,000 at September 30, 2005, a decrease of approximately $322,000. The decrease was primarily attributable to the recording of certain prepaid expenses incurred in connection with the registration statement of our underwritten public offering against the equity raised from the public offering upon its completion.

Property and equipment, net, decreased from approximately $7,181,000 at December 31, 2004, to approximately $7,164,000 at September 30, 2005, a decrease of approximately $17,000. The change was primarily attributable to the investment in property and equipment (including the new information technology platform) of approximately $779,000, offset by depreciation expense of approximately $722,000 in the nine months ended September 30, 2005, and the sale of certain property and equipment that had a net book value of approximately $60,000.

Identifiable intangible assets, net, decreased from approximately $9,343,000 at December 31, 2004, to approximately $8,865,000 at September 30, 2005, a decrease of approximately $478,000, which was due to amortization expense recorded for the nine months ended September 30, 2005.

Other assets decreased from approximately $762,000 at December 31, 2004, to approximately $564,000 at September 30, 2005, a decrease of approximately $198,000. The change was primarily attributable to the amortization of deferred debt acquisition costs of approximately $145,000, and the write-off of the unamortized portion of debt placement costs of approximately $58,000 for the nine months ended September 30, 2005, partially offset by other additions of approximately $5,000.

Goodwill increased from approximately $13,321,000 at December 31, 2004, to approximately $14,119,000 at September 30, 2005, an increase of approximately $798,000. The increase in goodwill was primarily attributable to the accrual of $900,000 as the full settlement of our obligation under the Silipos stock purchase agreement to pay SSL Holdings, Inc., $1 million if we did not acquire Poly-Gel by March 31, 2006, and which was accounted for under SFAS No. 141. The settlement agreement was consummated and payment was made on July 15, 2005. Additionally, we recorded professional fees of approximately $67,000 with respect to the acquisition and a write-down totalling approximately $63,000 of certain deferred tax assets and property and equipment to their fair value. These increases were partially offset by a $232,000 reduction in the purchase price paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement.

Accounts payable increased from approximately $1,140,000 at December 31, 2004, to approximately $1,381,000 at September 30, 2005, an increase of approximately $241,000.

Other current liabilities decreased from approximately $4,265,000 at December 31, 2004, to approximately $3,484,000 at September 30, 2005, a decrease of approximately $781,000. The change was primarily attributable to the payment of certain accruals that existed at December 31, 2004 related to the acquisition of Silipos and our underwritten public offering.

Deferred income taxes payable increased by approximately $217,000, from approximately $1,640,000 at December 31, 2004, to approximately $1,857,000 at September 30, 2005. The deferred income taxes were provided with respect to the tax deductible goodwill and trade names amortization in accordance with SFAS No. 142.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of September 30, 2005 measured from the end of our fiscal year (December 31):

	Payments due By Period (In thousands)
Contractual Obligations(1)	Total	3 Months Ended Dec. 31, 2005	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$2,272	$180	$1,379	$713	$—
Capital Lease Obligations	6,416	100	833	876	4,607
Interest on Long-term Debt	674	289	385	—	—
Convertible Notes due August 31, 2006	14,439	—	14,439	—	—
Total	$23,801	$569	$17,036	$1,589	$4,607

(1)          The contractual obligations table does not include accrued pension expense totalling $94 at September 30, 2005.

The contractual obligations table does not include $425 of severance obligations that are expected to be paid through 2006.

Long-term Debt

On October 31, 2001, we completed the sale of $14,589,000 principal amount of our 4% convertible subordinated notes due August 31, 2006 (the “Convertible Notes”), in a private placement. Langer

Partners, LLC, whose sole manager and voting member is Warren B. Kanders, our Chairman of the Board of Directors since November 12, 2004, holds $2,500,000 principal amount of these Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a conversion price of $6.00 per share (equal to the market value of our stock on October 31, 2001), subject to anti-dilution protections in the event that, among other things, we issue common stock or equity securities convertible into or exchangeable for common stock at a price below the conversion price of the Convertible Notes, and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, we may, at our option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, “Call”) the Convertible Notes, in whole or in part after August 31, 2003. If we elect to Call any of the Convertible Notes, the holders of the Convertible Notes may elect to convert the Convertible Notes into our common stock. On June 20, 2005, $150,000 of the Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest is payable semi-annually on the last day of June and December. Additionally, we wrote-off related unamortized deferred expenses of $2,385 with respect to the Convertible Notes as a charge to additional paid-in capital. Interest expense on the Convertible Notes for the three and nine months ended September 30, 2005 was $144,390 and $435,987, respectively. Interest expense for the three and nine months ended September 30, 2004 was $145,890 and $437,670, respectively.

We received net proceeds of $13,668,067 from the offering of the Convertible Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Convertible Notes. The amortization of these costs for the three months ended September 30, 2005 and 2004 were $47,945 and $48,443, respectively, and were $144,770 and $145,329 for the nine months ended September 30, 2005 and 2004, respectively, and were included in interest expense in the related consolidated statements of operations.

We issued $1,800,000 in promissory notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were repaid on May 6, 2003 and the balance was repaid on May 6, 2004. Related interest expense for the three- and nine-month periods ended September 30, 2004 were $0 and $11,111, respectively.

On September 30, 2004, we completed the acquisition of all of the outstanding stock of Silipos (see Note 2 (a)—“Acquisition of Silipos”). In connection with the acquisition of Silipos, we issued:

(i)    the Subordinated Notes in the principal amount of $5,500,000 to ten accredited investors;

(ii)   the $7.5 Million Note, as previously defined; and

(iii) the $3.0 Million Note, as previously defined.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners, LLC, held $750,000 principal amount of these Subordinated Notes. As part of such issuance, we also issued warrants to purchase 110,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which warrants are exercisable until September 30, 2009, commencing on September 30, 2005. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as an additional interest expense. Additionally, we issued 10,000 warrants, under the same terms as described above, to an unaffiliated third party for placing the Subordinated Notes, which warrants have a fair value of $75,800, using the Black-Scholes pricing model and the same assumptions used to value the other warrants. We recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fees for the nine months ended September 30, 2005, respectively, which was included in interest expense in the consolidated statement of operations, all of which was recognized in the six months ended June 30, 2005. There were no such amounts in the prior year periods. We incurred interest expense of $175,389 with respect to the Subordinated Notes, all of which was recorded as of June 30, 2005. We repaid the Subordinated Notes plus accrued interest, which totalled $5,675,389, on June 15, 2005, with a portion of the net proceeds from our public offering of common stock (see Note 4, “Public Offering”). Accordingly, as of June 30, 2005, we recognized $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fees of $57,973, which is included in interest expense on the consolidated statement of operations for the nine months ended September 30, 2005.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and was subject to increase pursuant to a Protection Payment as defined in Note 1 (b). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005. We recorded the $7.5 Million Note and the $3.0 Million Note at their face value, which represented the fair value of the notes on their date of issuance (September 30, 2004). We adjusted the carrying value of the $7.5 Million Note and the $3.0 Million Note to $7.986 million and $2.737 million, respectively, at December 31, 2004, and further adjusted the carrying value of the notes as of January 1, 2005 to $7.723 million and $3.0 million, respectively, upon our determination to follow EITF No. 86-15 with respect to the $7.5 Million Note (see Note 1 (b)). On March 31, 2005, we entered into a settlement agreement (the “Settlement Agreement”) and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006 to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect our election on March 15, 2005, in accordance with its terms, to increase the principal amount effective, April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note was $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties also agreed to amend and restate the $3.0 Million Note, which was originally due on December 31, 2009. The $3.0 Million Note was amended and restated to provide that the note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note have been repaid in full on or before March 31, 2006. We determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133 in that there is no provision for net settlement. We followed the guidance of EITF No. 86-15 which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, we recorded additional interest expense of approximately $677,000 (in excess of the initial coupon rate of 5.5%, 7.5 % after April 1, 2005), net of the $100,000 discount negotiated as part of the settlement, discussed below, to increase the carrying value of the $7.5 Million Note to the payoff amount of $8,168,000 at June 30, 2005, which is reflected as interest expense in the consolidated statement of operations for the nine months ended September 30, 2005.

Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note are repaid prior to March 31, 2006. We determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid in full by March 31, 2006, represented a call option (“Refund Provision”) that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund we are entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise. We concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment. After reaching this determination, we followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation. Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimis and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset (call option) and a non-cash gain on the change in the fair value of a call option. In making this determination, consideration was given primarily to the fact that we had completed our underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the notes. We realized $500,000 with respect to the Refund Provision upon the repayment of the $7.5 Million Note and the $3.0 Million Note in July 2005, which was recorded as a reduction in interest expense in the consolidated statement of operations for the three and nine months ended September 30, 2005, which was offset by the reversal of the non-cash gain on the change in the fair value of the call option previously recorded.

We incurred interest expense of approximately $959,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5% after April 1, 2005)) and $89,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, for the nine months ended September 30, 2005, and approximately $24,000 and approximately $7,000 of which, respectively, was recorded in the three months ended September 30, 2005.

In June 2005, we reached a further settlement with SSL to repay the acquisition indebtedness incurred and certain other obligations we have under the Silipos stock purchase agreement. Additionally, we agreed to satisfy our obligations under the Silipos stock purchase agreement to pay SSL Holdings, Inc. $1.0 million by March 31, 2006 if we did not acquire Poly-Gel by such date. In consideration of our earlier than scheduled repayment of the $7.5 Million Note, the $3.0 Million Note, the $1.0 million payment, SSL provided us with a $100,000 discount with respect to the $7.5 Million Note and a $100,000 discount with respect to the $1.0 million payment. The agreement was consummated and payment was made on July 15, 2005.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of adoption of SFAS 151 on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), revising SFAS No. 123, “Accounting for Stock-Based Compensation” and superceding Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. As a result of the Securities and Exchange Commission’s April 2005 extension of the compliance date for SFAS 123(R), SFAS 123(R) will be effective for us as of the beginning of the 2006 fiscal year. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements commencing with the first quarter of the year ending December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle and error corrections. SFAS 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Starting in 2006, we will apply the provisions of SFAS 154 on a prospective basis when applicable.

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in the quarterly report on Form 10-Q, in other SEC filings by us, in press releases, and in presentations by us or our management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the us of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. Such forward looking statements include, but are not limited to, those relating to our financial and operating prospects, future opportunities, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those described from time to time in our Registration Statement on Form S-3, most recent Form 10-K and 10-Q’s and other Company filings with the Securities and Exchange Commission which may cause the actual results, performance or achievements by us to be materially different from any future results expressed or implied by such forward-looking statements. Also, our business could be materially adversely affected and the trading price of our commons stock could decline if any such risks and uncertainties develop into actual events. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  As part of the evaluation, management considered the following matter.

The Company has concluded that its condensed consolidated financial statements in this Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 will need to be restated.  The restatement is required as a result of the Company’s conclusion that changes to accounting for certain stock option and restricted stock grants are required.  The Company expects to file the restated condensed consolidated financial statements as soon as practicable.

Management has concluded that the controls in place relating to the accounting of stock options and restricted stock were not effective to provide reasonable assurance that these stock options would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting.

The Audit Committee of the Company's Board of Directors is continuing its review of the Company's internal controls to determine how this material weakness occurred and how to implement controls designed to avoid the occurrence of this kind of problem in the future.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the third quarter ended September 30, 2005 evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

In addition to the judicial proceeding described below, the Company is a party to judicial proceedings, described more fully in Part I, Item 3 of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004, and Part II, Item 1 of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

As previously reported in the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005, Thermo-Ply, Inc., a Florida corporation, filed an action in the United States District Court for the Middle District of Florida (Tampa Division) on April 21, 2005, against Silipos and four other defendants. In the third quarter, the plaintiff in the action completed service of the complaint upon the Company.

ITEM 6.                EXHIBITS

10.1

Letter agreement dated July 15, 2005, among Langer, Inc., Silipos, Inc., LRC North America, Inc., and SSL Holdings, Inc., incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005.

10.2	2005 Stock Incentive Plan, incorporated herein by reference to Schedule 14A, Amendment No. 1, Appendix A, filed May 26, 2005 (File No. 000-12991) with the Securities and Exchange Commission.
10.3	Form of Stock Option Agreement under 2005 Stock Incentive Plan.
10.4	Restricted Stock Agreement dated as of between the Registrant and Kanders & Company, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANGER, INC.
Date: November 21, 2005	By:	/s/ ANDREW H. MEYERS
Andrew H. Meyers
President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JOSEPH P. CIAVARELLA
Joseph P. Ciavarella
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)