Form 10-Q/A
period 2005-03-31
LANGER INC
filed 2005-12-22
CIK 725460

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 of the Company’s Quarterly Report on Form 10-Q/A, for the Quarter Ended March 31, 2005, is being filed to provide restated unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2005.  On or about the time that the Company is filing this Report, it is also filing Amendment No. 1 of the Company’s Quarterly Report on Form 10-Q/A, for the Quarter Ended June 30, 2005, to provide restated unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2005.  For a more detailed explanation of the restatement of the financial statements herein, see Note 2 to the Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2005, set forth in Part I, Item 1 of this Report, and see, also, Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Recent Development - Restatement of Consolidated Financial Statements.”  Except for Part 1, Items 1, 2 and 4, and Part 2, Item 6, no other information is being amended by this Amendment No. 1 on Form 10-Q/A.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
	(As restated
	See Note 2)
Assets
Current assets:
Cash and cash equivalents	$4,846,633	$3,909,849
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $489,579 and $447,657, respectively	6,278,443	7,055,505
Inventories, net	4,706,838	4,846,083
Prepaid expenses and other	1,827,234	1,387,800
Total current assets	17,659,148	17,199,237
Property and equipment, net	7,154,413	7,181,277
Identifiable intangible assets, net	9,183,681	9,342,898
Goodwill	13,089,151	13,321,151
Other assets	723,522	762,013
Total assets	$47,809,915	$47,806,576
Liabilities and Stockholders’ Equity
Current liabilities:
Secured promissory note payable	$7,795,372	$7,986,000
Promissory note payable	3,000,000	—
Obligation under put option	—	1,750,000
Accounts payable	1,269,110	1,139,953
Unearned revenue	627,783	670,513
Other current liabilities	4,084,426	4,265,345
Total current liabilities	16,776,691	15,811,811
Non current liabilities:
Long-term debt:
Convertible notes	14,589,000	14,589,000
Promissory note payable	—	2,737,000
Senior subordinated notes payable	4,879,588	4,821,498
Obligation under capital lease, excluding current installments	2,700,000	2,700,000
Unearned revenue	104,814	116,000
Accrued pension expense	94,445	94,445
Deferred income taxes payable	1,676,610	1,639,610
Other liabilities	86,794	82,519
Total liabilities	40,907,942	42,591,883
Commitments and contingencies (Notes 3 and 11)
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 4,505,033 at each balance sheet date	90,101	90,101
Additional paid-in capital	14,653,410	14,441,541
Unearned stock compensation	(231,250)	(277,083)
Accumulated deficit	(7,339,003)	(8,784,352)
Accumulated other comprehensive loss	(155,828)	(140,057)
	7,017,430	5,330,150
Treasury stock at cost, 67,100 shares	(115,457)	(115,457)
Total stockholders’ equity	6,901,973	5,214,693
Total liabilities and stockholders’ equity	$47,809,915	$47,806,576

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2005	2004
	(As restated
	See Note 2)

Net sales	$10,397,193	$5,763,936
Cost of sales	5,502,060	3,790,586
Gross profit	4,895,133	1,973,350

General and administrative expenses	2,265,041	1,174,134
Selling expenses	1,938,543	807,689
Research and development expenses	130,303	—
Operating income (loss)	561,246	(8,473)

Other income (expense):
Interest income	81,076	44,347
Interest expense	(918,457)	(204,966)
Change in fair value of Put Option	1,750,000	—
Other	10,484	—

Other income (expense), net	923,103	(160,619)

Income (loss) before income taxes	1,484,349	(169,092)
Provision for income taxes	39,000	50,000
Net income (loss)	$1,445,349	$(219,092)

Net income (loss) per common share:
Basic	$.33	$(.05)
Diluted	$.22	$(.05)

Weighted average number of common shares used in computation of net income (loss) per share:
Basic	4,397,933	4,380,422
Diluted	7,418,362	4,380,422

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2005

(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
				Unearned	Additional		Foreign	Minimum		Total
	Common Stock		Treasury	stock	paid-in	Accumulated	currency	pension	Comprehensive	stockholders’
	Shares	Amount	stock	compensation	capital	deficit	translation	liability	income	equity

Balance at January 1, 2005	4,505,033	$90,101	$(115,457)	$(277,083)	$14,441,541	$(8,784,352)	$294,151	$(434,208)		$5,214,693

Net income	—	—	—	—	—	1,445,349	—	—	$1,445,349	—

Foreign currency adjustment	—	—	—	—	—	—	(15,771)	—	(15,771)	—

Total comprehensive income	—	—	—	—	—	—	—	—	$1,429,578	1,429,578

Amortization of unearned stock compensation	—	—	—	45,833	—	—	—	—		45,833

Effect of stock options issued for compensation for consulting services					211,869					211,869

Balance at March 31, 2005 (As restated see Note 2)	4,505,033	$90,101	$(115,457)	$(231,250)	$14,653,410	$(7,339,003)	$278,380	$(434,208)		$6,901,973

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC.  AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2005	2004
	(As restated
	See Note 2)
Cash Flows From Operating Activities:

Net income (loss)	$1,445,349	$(219,092)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	393,986	229,835
Gain on sale of property and equipment	(10,402)	—
Change in fair value of Put Option	(1,750,000)	—
Amortization of interest expense relating to increasing-rate debt and term-extending option on the $7.5 Million Note	304,372	—
Amortization of debt acquisition costs	55,501	—
Amortization of debt discount	58,090	—
Amortization of unearned stock compensation	45,833	—
Stock options issued for compensation for consulting services	211,869	—
Provision for doubtful accounts receivable	45,000	24,000
Deferred income taxes	37,000	37,000
Changes in operating assets and liabilities:
Accounts receivable	726,627	29,339
Inventories	134,795	(360,563)
Prepaid expenses and other assets	(458,316)	(209,273)
Accounts payable and other current liabilities	(39,342)	131,791
Unearned revenue and other liabilities	(56,253)	17,268

Net cash provided by (used in) operating activities	1,144,109	(319,695)

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	70,000	—
Purchase of property and equipment	(273,850)	(321,362)

Net cash used in investing activities	(203,850)	(321,362)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	—	1,600
Net cash provided by financing activities	—	1,600
Effect of exchange rate changes on cash	(3,475)	6,540
Net increase (decrease) in cash and cash equivalents	936,784	(632,917)
Cash and cash equivalents at beginning of period	3,909,849	5,533,946
Cash and cash equivalents at end of period	$4,846,633	$4,901,029
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$195,714	$2,828
Supplemental Disclosures of Non-cash Investing Activities:
Reduction in purchase price of business acquired satisfied by the reduction of the principal balance of the $7.5 Million Note	$232,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC.

AND SUBSIDIARIES

Notes To Unaudited Condensed Consolidated Financial Statements (As restated see Note 2)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

(a)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited condensed consolidated financial statements should be read in conjunction with the related financial statements and consolidated notes, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

During the three months ended March 31, 2005, the Company determined that it should have accounted for the $7.5 Million Note as increasing-rate debt with a term-extending option under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt.” Additionally, the Company determined that it should have accounted for the $3.0 Million Note as debt with an embedded call option which requires bifurcation under SFAS No. 133. The embedded derivative instrument in the $3.0 Million Note should have been recorded at its fair value to an unrelated third-party market participant. The Company has determined that this change did not have a material impact on its financial position or results of operations for the year ended December 31, 2004, or its results of operations for the three months ended March 31, 2005 and, accordingly, this change has been reflected in its unaudited condensed consolidated financial statements for the three months ended March 31, 2005. Note 5 to the unaudited condensed consolidated financial statements further describes the Company’s current accounting with respect to the $7.5 Million Note and the $3.0 Million Note.

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

(f)    Stock-Based Compensation

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

		Three months ended March 31,
		2005	2004
Net income (loss) – as reported		$1,445,349	$(219,092)

Deduct:	Total stock-based employee compensation expense determined under fair value basis method for all awards, net of tax	(211,578)	(66,953)

Add:	Total stock-based employee expense determined under intrinsic value method, net of tax, reflected in the statements of operations	45,833	—

Pro forma net income (loss)		$1,279,604	$(286,045)

Earnings (loss) per share:
Basic – as reported		$.33	$(.05)
Basic – pro forma		$.29	$(.07)

Diluted – as reported		$.22	$(.05)
Diluted – pro forma		$.20	$(.07)

The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123 requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1997.  Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months; stock volatility of 58%, no dividends and risk free interest rates of 2.86% for the three months ended March 31, 2004.  No options were granted in the three months ended March 31, 2005.  Forfeitures are recognized as they occur.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), revising SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superceding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This

statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as such services are performed.  As a result of the SEC’s April 2005 extension, the compliance date for SFAS 123(R), SFAS 123(R) will be effective for the Company as of the beginning of the 2006 fiscal year.  The Company intends to use the modified prospective method of adoption. The adoption of this new accounting pronouncement is expected to have a material impact on the Company’s consolidated financial statements commencing with the first quarter of the year ending December 31, 2006.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On November 18, 2005, the Company concluded that its previously filed unaudited condensed consolidated financial statements contained in its Form 10-Q for the three months ended March 31, 2005 should no longer be relied upon and needed to be restated. The restatement is required as a result of the Company’s accounting for the grant to Kanders & Company, Inc. (“Kanders & Co.”), the sole stockholder of which is Warren B. Kanders, the Chairman of the Board of Directors, of options to purchase 240,000 shares of the Company’s common stock (the “Options”), and 100,000 restricted shares of the Company’s common stock (the “Restricted Stock”) on November 12, 2004, and also as a result of certain overstated liabilities.  No compensation expense related to the restricted stock grant was required in the three months ended March 31, 2005 as the performance conditions were not satisfied by March 31, 2005.

Previously, the Company associated the Options grant with the duties performed by Mr. Kanders as Chairman of the Board.  The Company has now determined that 225,000 of the 240,000 Options granted should be accounted for as granted for services rendered as a consultant to the Company.  To record this correction, the Company has restated its financial statements to record stock option compensation in the three months ended March 31, 2005, in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as non-cash stock option compensation expense. Additionally, the Company determined that certain liabilities for professional fees and other general and administrative expenses had been overstated during the three months ended March 31, 2005, and they have also been corrected in this filing.

The additional expense resulting from the non-cash stock option compensation for the three months ended March 31, 2005 is $211,869.  As a result of the reversal of certain accruals, professional fees and other general and administrative expenses will be reduced by $246,926 for the three months ended March 31, 2005.  Earnings per share, on a fully diluted basis, was unchanged at $.22 for the three months ended March 31, 2005.

The components (increase/(decrease)) to expense of the restatement are as follows:

Three months ended
March 31, 2005
Stock option compensation	$211,869
Professional fees	(135,000)
Other general and administrative expenses	(111,926)
Period effect on expense	$(35,057)

The significant effects of the restatement on our Form 10-Q filing for the three months ended March 31, 2005 is as follows:

Consolidated Balance Sheet Effects:

	March 31, 2005
	As previously reported	Adjustments	As restated
Other current liabilities	$4,331,352	$(246,926)	$4,084,426
Total current liabilities	17,023,617	(246,926)	16,776,691
Total liabilities	41,154,868	(246,926)	40,907,942
Additional paid-in-capital	14,441,541	211,869	14,653,410
Total stockholders’ equity	6,655,047	246,926	6,901,973
Total liabilities and stockholders’ equity	47,809,915	—	47,809,915

Consolidated Statement of Operations Effects:

	Three months ended March 31, 2005
	As previously reported	Adjustments	As restated
General and administrative expenses	$2,300,098	$(35,057)	$2,265,041
Operating income	526,189	35,057	561,246
Income before income taxes	1,449,292	35,057	1,484,349
Net income	1,410,292	35,057	1,445,349
Net income per common share:
Basic	.32	.01	.33
Diluted	.22	—	.22

NOTE 3 – ACQUISITION

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

The purchase price paid was $15.5 million, plus transaction costs of approximately $1.2 million, and was comprised of $5.0 million of cash paid at closing a $7.5 million secured promissory note and a $3 million note. (See Note 5, “Long Term Debt”, for a description of the notes).  On March 31, 2005, the Company entered into a settlement agreement and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million, and which is described more fully below.

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

(1)    On March 31, 2005, the Company entered into a settlement agreement and limited release among the parties to the Silipos purchase agreement.  Under the terms of the settlement agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement.  The reduction to the purchase price was satisfied by decreasing the principal amount of the $7.5 Million Note, which is due on March 31, 2006, and is reflected above.

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

Unaudited pro forma results for the three months ended March 31, 2004 were:

Net sales	$10,836,334
Net loss	$(9,357,299	)(1)
Loss per share basic and diluted	$(2.14)

(1)  Includes loss on impairment of historic goodwill of Silipos of $9,124,344.

(b)  Identifiable intangible assets

Identifiable intangible assets at December 31, 2004 consisted of:

Assets	Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names	indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements	7/8 Years	630,000	187,197	442,803
License agreements and related technology	11 Years	1,600,000	386,010	1,213,990
Repeat customer base	20 Years	500,000	50,000	450,000
Trade Names - Silipos	indefinite	2,688,000	—	2,688,000
Repeat customer base - Silipos	7 Years	1,680,000	60,000	1,620,000
License agreements and related technology - Silipos	9.5 Years	1,364,000	35,895	1,328,105
		$10,062,000	$719,102	$9,342,898

Identifiable intangible assets at March 31, 2005 consisted of:

Assets	Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names	indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements	7/8 Years	630,000	207,909	422,091
License agreements and related technology	11 Years	1,600,000	422,371	1,177,629
Repeat customer base	20 Years	500,000	56,250	443,750
Trade Names - Silipos	indefinite	2,688,000	—	2,688,000
Repeat customer base - Silipos	7 Years	1,680,000	120,000	1,560,000
License agreements and related technology - Silipos	9.5 Years	1,364,000	71,789	1,292,211
		$10,062,000	$878,319	$9,183,681

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended March 31, 2005 and the three months ended March 31, 2004 was $159,217 and $63,327, respectively.  As of December 31, 2004, the estimated future amortization expense is $637,000 per annum for 2005 to 2008 and $615,000 for 2009.

(c)           Goodwill

Changes in goodwill for the three months ended March 31, 2005 and for the year ended December 31, 2004 are as follows:

	Orthopedics	Skincare	Total
Balance, January 1, 2004	$4,536,198	$—	$4,536,198
Purchase price adjustments related to achievement of milestones	163,952	—	163,952
Acquisition of Silipos	6,034,701	2,586,300	8,621,001
Balance, December 31, 2004	10,734,851	2,586,300	13,321,151
Purchase price adjustments related to Silipos	(162,400)	(69,600)	(232,000)
Balance, March 31, 2005	$10,572,451	$2,516,700	$13,089,151

NOTE 4 – INVENTORIES, NET

	March 31, 2005	December 31, 2004

Raw materials	$2,670,135	$2,621,930
Work-in-process	314,130	466,980
Finished goods	2,166,661	2,126,417
	5,150,926	5,215,327
Less: Allowance for excess and obsolescence	444,088	369,244
	$4,706,838	$4,846,083

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

The Company received net proceeds of $13,668,067 from the offering of the Notes.  The cost of raising these proceeds was $920,933, which is being amortized over the life of the Notes.  The amortization of these costs for each of the three months ended March 31, 2005 and 2004 was $48,443 and was included in interest expense in the related unaudited condensed consolidated statements of operations.

The Company issued $1,800,000 in promissory notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were repaid on May 6, 2003 and the balance was repaid on May 6, 2004.  Related interest expense for the three months ended March 31, 2004 was $8,000.

On September 30, 2004, the Company completed the acquisition of all of the outstanding stock of Silipos (see Note 3 (a) - “Acquisition of Silipos”).  In connection with the acquisition of Silipos, the Company issued:

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

Three months ended March 31, 2004	Orthopedic	Skincare	Total

Net sales	$5,763,936	$—	$5,763,936
Gross profit	1,973,350	—	1,973,350
Operating loss	(8,473)	—	(8,473)

Three months ended March 31, 2005	Orthopedic	Skincare	Total

Net sales	$9,034,011	$1,363,182	$10,397,193
Gross profit	4,123,321	771,812	4,895,133
Operating income	398,775	162,471	561,246

Geographical segment information is summarized as follows:

Three months ended March 31, 2004	United States	Canada	United Kingdom	Consolidated Total

Net sales to external customers	$4,607,333	$471,238	$685,365	$5,763,936
Intersegment net sales	70,952	—	—	70,952
Gross profit	1,517,235	224,655	231,460	1,973,350
Operating (loss) income	(67,299)	41,641	17,185	(8,473)

Three months ended March 31, 2005	United States	Canada	United Kingdom	Consolidated Total

Net sales to external customers	$8,852,956	$514,033	$1,030,204	$10,397,193
Intersegment net sales	200,111	—	—	200,111
Gross profit	4,196,424	225,636	473,073	4,895,133
Operating income (loss)	544,859	(2,942)	19,329	561,246

NOTE 7 – COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) were as follows:

	Three months ended March 31,
	2005	2004
Net income (loss)	$1,445,349	$(219,092)
Other comprehensive (loss) income net of tax:
Change in equity resulting from translation of financial statements into U.S. dollars	(15,771)	38,405

Comprehensive income (loss)	$1,429,578	$(180,687)

NOTE 8 – INCOME (LOSS) PER SHARE

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period.  Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period.  The diluted income (loss) per share computations for the three months ended March 31, 2005 and 2004 exclude approximately 14,000 and 649,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive.  The impact of the Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the three months ended March 31, 2004.  Had the impact of the Notes been included in the calculation of diluted earnings per share, net loss would have decreased by approximately $194,000 in the three months ended March 31, 2004.  Additionally, the diluted weighted average shares would have increased by 2,431,500 for the three months ended March 31, 2004, to reflect the conversion of the Notes.

The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2005			2004
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Basic EPS
Net income (loss)	$1,445,349	4,397,933	$.33	$(219,092)	4,380,422	$(.05)
Effect of Dilutive Securities
Stock options and warrants	—	548,929	(.04)	—	—	—
Stock awards	—	40,000	—	—	—	—
Convertible notes	194,333	2,431,500	(.07)	—	—	—

Diluted EPS	$1,639,682	7,418,362	$.22	$(219,092)	4,380,422	$(.05)

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting Agreement with Kanders & Company, Inc.  On November 12, 2004, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder.  The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide us with strategic consulting and corporate development services for a term of three years. Kanders & Company will receive, pursuant to the Consulting Agreement, an annual fee of $200,000 and may receive separate compensation for assistance, at the Company’s request, with certain transactions or other matters to be determined by the board from time to time. Additionally, through the Consulting Agreement, Kanders was granted options to purchase 240,000 shares of the Company’s common stock at an exercise price of $7.50 per share (the market price of the stock on the date of the grant), vesting in three equal annual installments beginning on November 12, 2005.  The Company accounted for 15,000 of such options as compensation for duties performed by Mr. Kanders in his capacity as Chairman of the Board under APB No. 25, and accounted for 225,000 of such options as being granted pursuant to the Consulting Agreement and accounted for in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”  The Company recorded non-cash stock option compensation of approximately $212,000 for the three months ended March 31, 2005.  The Company has also agreed to provide Kanders & Company with indemnification protection, which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error, or misstatement by Kanders & Company alleged by any claimant.  The Consulting Agreement replaced a previous agreement for similar consulting services, pursuant to which Kanders & Company received an annual fee of $100,000, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.525 per share, and the indemnification protection described above.  The Company paid or accrued $50,000 and $25,000 during the three months ended March 31, 2005 and 2004, respectively, pursuant to the Consulting Agreement and the previous agreement.

On November 12, 2004, the Board of Directors approved a grant, of 100,000 shares of restricted stock to Kanders & Company, provided Mr. Kanders has not resigned as Chairman of the Board, all of which vest on November 12, 2007 and, are subject to certain performance conditions and, which accelerate upon the death of Mr. Kanders, or the change of control of the Company.  No compensation expense related to the restricted stock grant was required in the three months ended March 31, 2005 as the performance conditions were not satisfied by March 31, 2005.

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

NOTE 10 – PENSION

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

Recent Development – Restatement of Consolidated Financial Statements

On November 18, 2005, the Company concluded that its previously filed unaudited condensed consolidated financial statements contained in its Form 10-Q for the three months ended March 31, 2005, and the three and six months ended June 30, 2005, should no longer be relied upon and needed to be restated. The restatement is required as a result of the Company’s accounting for the grant to Kanders & Company, Inc. (“Kanders & Co.”), the sole stockholder of which is Warren B. Kanders, the Chairman of the Board of Directors, of options to purchase 240,000 shares of the Company’s common stock (the “Options”) on November 12, 2004, and 100,000 restricted shares of the Company’s common stock (the “Restricted Stock”), and also as a result of certain overstated liabilities.

Previously, the Company associated the Options grant with the duties performed by Mr. Kanders as Chairman of the Board.  The Company has now determined that (i) 225,000 of the 240,000 Options granted should be accounted for as granted for services rendered as a consultant to the Company.  To record this correction, the Company has restated its financial statements to record stock option compensation of $211,869 in the three months ended March 31, 2005, in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as non-cash stock option compensation expense. Additionally, the Company determined that certain liabilities for professional fees and other general and administrative expenses had been overstated during the three months ended March 31, 2005, and they have also been corrected in this filing.

The additional expense resulting from the non-cash stock option compensation for the three months ended March 31, 2005 is $211,869.  As a result of the reversal of certain accruals, professional fees and other general and administrative expenses will be reduced by $246,926 for the three months ended March 31, 2005.  Earnings per share, on a fully diluted basis, was unchanged at $.22 for the three months ended March 31, 2005.

The components (increase/(decrease) to expense of the restatement are as follows:

Three months ended
March 31, 2005
Stock option compensation	$211,869
Professional fees	(135,000)
Other general and administrative expenses	(111,926)
Period effect on expense	$(35,057)

The significant effects of the restatement on our Form 10-Q filing for the three months ended March 31, 2005 is as follows:

Consolidated Balance Sheet Effects:

	March 31, 2005
	As previously reported	Adjustments	As restated
Other current liabilities	$4,331,352	$(246,926)	$4,084,426
Total current liabilities	17,023,617	(246,926)	16,776,691
Total liabilities	41,154,868	(246,926)	40,907,942
Additional paid-in-capital	14,441,541	211,869	14,653,410
Total stockholders’ equity	6,655,047	246,926	6,901,973
Total liabilities and stockholders’ equity	47,809,915	—	47,809,915

Consolidated Statement of Operations Effects:

	Three months ended March 31, 2005
	As previously reported	Adjustments	As restated
General and administrative expenses	$2,300,098	$(35,057)	$2,265,041
Operating income	526,189	35,057	561,246
Income before income taxes	1,449,292	35,057	1,484,349
Net income	1,410,292	35,057	1,445,349
Net income per common share:
Basic	.32	.01	.33
Diluted	.22	—	.22

The accompanying management’s discussion and analysis gives effect to the restatement.

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

Since February 2001, we have consummated the following three acquisitions:

•  Silipos. On September 30, 2004, we acquired Silipos, Inc., our largest acquisition to date, from SSL International plc (“SSL”).  Silipos is a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets.  We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus.  The aggregate consideration paid by us in connection with this acquisition was approximately $16.5 million, including transaction costs of approximately $1.0 million, subject to a dollar-for-dollar downward adjustment to the extent that Silipos’ working capital is less than $5.0 million.  We paid SSL $5.0 million cash and delivered to SSL promissory notes originally totaling $10.5 million.  On March 31, 2005, we entered into a settlement agreement and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million based upon the working capital at September 30, 2004 and the principal amount of one of the promissory notes was increased by $1 million (see Note 5 to the Unaudited Condensed Consolidated Financial Statements - “Long-Term Debt”).  Additionally, under circumstances described below, we may be obligated to pay significant additional amounts in connection with the Silipos acquisition.

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

Three months ended March 31, 2005 and 2004

Net income for the 2005 Quarter was approximately $1,445,000, or $.22 per share on a fully diluted basis, as compared to a net loss of approximately $(219,000), or $(.05) per share on a fully diluted basis for the 2004 Quarter, an increase of approximately $1,664,000.  The principal reason for the increase in net income was the contribution from Silipos of approximately $2,393,000 of pre-tax income in the 2005 Quarter, which included a non-cash gain of $1,750,000 from the change in the fair value of the Put Option (as hereinafter defined) that we assumed in connection with our acquisition of Silipos.  The Put Option is contained in the supply agreement between Silipos and Poly-Gel, L.L.C (“Poly-Gel”) dated August 20, 1999, which we assumed in connection with the Silipos acquisition.  The supply agreement provided that  Poly-Gel had the option (the “Put Option”) to cause Silipos to purchase the assets or shares of Poly-Gel at a purchase price, payable in cash, of 1.5 times Poly-Gel’s revenues over the 12 month period prior to the exercise of the Put Option.  At September 30, 2004, the fair value of the Put Option was approximately $2,355,000.  At December 31, 2004, the fair value of the Put Option was approximately $1,750,000.  The Put Option expired unexercised on February 16, 2005 in accordance with its terms.  In late 2004, we engaged in discussions with Poly-Gel regarding our possible acquisition of Poly-Gel.  However, these discussions were terminated and we do not currently expect to acquire Poly-Gel.  We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004, as a gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004, and as described above, we recorded the expiration of the Put Option as an additional gain of $1,750,000 during the three months ended March 31, 2005.  Our historic business generated a pre-tax loss of approximately $909,000 in the 2005 Quarter, as compared to a pre-tax loss of approximately $169,000 in the 2004 Quarter.  Additionally, the results for the 2005 Quarter reflect the following impact on our historic business resulting from our acquisition and integration of Silipos: interest expense incurred with respect to debt issued in connection with the Silipos acquisition of approximately $609,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing interest rate and Protection Payment in the $7.5 Million Note); an increase in management compensation and consulting fees of approximately $105,000; an increase in stock option compensation relating to consulting services of approximately $212,000; an increase in amortization expense of approximately $96,000 associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition; an increase of approximately $46,000 associated with stock based compensation; and an increase of approximately $17,000 associated with fee based franchise taxes.

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

General and administrative expenses for the 2005 Quarter were approximately $2,265,000, or approximately 21.8% of net sales, as compared to approximately $1,174,000, or approximately 20.4% of net sales for the 2004 Quarter, representing an increase of approximately $1,091,000.  Silipos generated approximately $565,000 of general and administrative expenses in the 2005 Quarter.  The principal reason for the balance of the $526,000 increase is due to an increase in executive salaries and consulting fees (approximately $105,000), an increase in provision for bonuses (approximately $60,000), an increase in amortization expense associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition (approximately $96,000), an increase in depreciation associated with the implementation of the new information technology system (approximately $50,000), an increase in stock based compensation (approximately $46,000), and an increase in stock option compensation relating to consulting services (approximately $212,000).

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

(iii)                   Interest amortization of the estimated fair value of the warrants issued in connection with our 7% senior subordinated notes due September 30, 2007, which aggregated approximately $58,000 and the amortization of the related debt placement costs of approximately $7,000; and

(iv)                  Amortization of interest expense of approximately $304,000 associated with the increasing interest rate and interest cost related to the Protection Payment included in the $7.5 million secured promissory note due March 31, 2006 issued to SSL (the “$7.5 Million Note”) in the 2005 Quarter (see Note 5, “Long-term Debt”).

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

Liquidity and Capital Resources

Working capital as of March 31, 2005 was approximately $882,000, as compared to approximately $1,387,000 as of December 31, 2004.  Cash balances at March 31, 2005 were approximately $4,847,000, an increase of approximately $937,000 from approximately $3,910,000 at December 31, 2004.  The decrease in working capital at March 31, 2005 is attributable to the classification of the $3.0 Million Note, which is due on December 31, 2009, as a current liability as of March 31, 2005 as it is our intention to pay it by March 31, 2006, and the increase in the balance of the $7.5 Million Note, due to the interest cost associated with the increasing - rate debt and term - extending option in the $7.5 Million Note.  The decrease was partially offset by the reduction in the obligation of the Put Option of $1,750,000, and the increase in certain prepaid expenses, partially offset by the increase in the balance of the $7.5 Million Note (see “Contractual Obligations” and “Long-term Debt”).  The increase in cash at March 31, 2005, as compared to December 31, 2004, is primarily attributable to the collection of, and thus decrease in, accounts receivable.

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

In addition, if we do not complete a proposed offering of our common stock and are unable to arrange for other financing, we will be unable to repay the $7.5 Million Note and the $3.0 million promissory note due December 31, 2009 issued to SSL (the “$3.0 Million Note”) and fulfill our obligations under the Silipos Purchase Agreement (see “Contractual Obligations”).  In such event, we would seek to restructure our debt, and we cannot be sure that we would be able to do so.  In the 2005 Quarter, we generated earnings after taxes of approximately $1,445,000, which includes the non-cash gain of $1,750,000 for the change in the estimated fair value of the Put Option.  In 2004, we generated earnings after taxes of approximately $375,000 which included a non-cash gain of $605,000 for the change in the estimated fair value of the Put Option.  In 2003, we did not have earnings after taxes.  There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs, which include debts that mature in 2006, 2007 and 2009.  In such event, we may need to raise additional funds through public or private equity, borrowings from banks or other institutional lenders or debt financings.  In addition, our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose.  We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities.  We cannot assure you that any such funds will be available to us on favorable terms, or at all.

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

Goodwill decreased from approximately $13,321,000 at December 31, 2004 to approximately $13,089,000 at March 31, 2005, a decrease of approximately $232,000, which was attributable to the reduction in the purchase price of Silipos pursuant to the settlement  agreement entered into between SSL (Seller) and us (See Note 3 (a) to the Unaudited Condensed Consolidated Financial Statements – Acquisition of Silipos).

Accounts payable increased from approximately $1,140,000 at December 31, 2004 to approximately $1,269,000 at March 31, 2005, an increase of approximately $129,000, which primarily reflects obligations associated with the filing of the registration statement, offset by a reduction in other operating accounts.

Other current liabilities decreased from approximately $4,265,000 at December 31, 2004 to approximately $4,084,000 at March 31, 2005, a decrease of approximately $181,000 due to the reduction in certain accruals including fee-based franchise taxes, which were paid in March 2005.

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

(2)          Reflects the face value of the related notes. On March 31, 2005, we entered into a settlement agreement and limited release with SSL pursuant to which there was a $232,000 reduction in the purchase price of Silipos which was satisfied by a reduction in the principal amount of the $7.5 Million Note. The table does not include the Protection Payment (as defined in Note 5 - “Long-term Debt” to the unaudited condensed consolidated financial statements and “Long-term Debt” below) of $1,000,000 which increased the principal amount of the note when we determined we could not repay the $7.5 Million Note on or before March 31, 2005. We are entitled to recover $500,000 of the increased principal amount if the $7.5 Million Note is repaid by May 31, 2005 and $500,000 if both the $7.5 Million Note and the $3.0 Million Note and related interest are repaid in full on or before March 31, 2006. The amount does not include the interest recorded with respect to the increasing-rate debt and term-extending option (Protection Payment). See the discussion in Long-term Debt and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2005 - "Long-term Debt."

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

On September 30, 2004, we completed the acquisition of all of the outstanding stock of Silipos (See Note 3(a) to the Unaudited Condensed Consolidated Financial Statements - “Acquisition of Silipos”).  In connection with the acquisition of Silipos, we issued:

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), revising SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superceding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as such services are performed.  As a result of the SEC’s April 2005 extension, the compliance date for SFAS 123(R), SFAS 123(R) will be effective for the Company as of the beginning of the 2006 fiscal year.  The Company intends to use the modified prospective method of adoption.  The adoption of this new accounting pronouncement is expected to have a material impact on the Company’s consolidated financial statements commencing with the first quarter of the year ending December 31, 2006.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s original Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, the Company’s management carried out an evaluation, under the supervision and with the  participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2005, pursuant to Exchange Act Rule 13a-15, and concluded that such controls were effective.  Subsequent to the issuance of those March 31, 2005 financial statements, management has concluded that the controls in place relating to the accounting for stock options and restricted stock were not effective to provide reasonable assurance that these stock options and restricted stock would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting.  The Company also determined that its condensed consolidated financial statements in its Quarterly Report on Form 10-Q for the Quarters Ended June 30, 2005, and for March 31, 2005, as originally filed, need to be restated.

Accordingly, in connection with the preparation of the Company’s amended Quarterly Report on Form 10-Q/A (Amendment No. 1), the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the Company’s disclosure controls and procedures as of March 31, 2005, and concluded that its disclosure controls and procedures were not effective with respect to the accounting for stock options and restricted stock.

The Audit Committee of the Company’s Board of Directors is continuing its review of the Company’s internal controls to determine how this material weakness occurred and how to implement controls designed to avoid the occurrence of this kind of problem in the future.

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

LANGER, INC.

Date:	December 20, 2005	By:	/s/ Andrew H. Meyers
Andrew H. Meyers
President and
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Joseph P. Ciavarella
Joseph P. Ciavarella
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)