Form 10-Q/A
period 2005-06-30
LANGER INC
filed 2005-12-22
CIK 725460

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Common Stock, Par Value $.02 – 9,649,922 shares as of August 12, 2005.

INDEX

LANGER, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This is Amendment No. 1 of the Company's Quarterly Report on Form 10-Q/A, for the Quarter Ended June 30, 2005, is being filed to provide restated unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2005. On or about the time that the Company is filing this Report, it is also filing Amendment No. 1 of the Company's Quarterly Report on Form 10-Q/A, for the Quarter Ended March 31, 2005, to provide restated unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2005. For a more detailed explanation of the restatement of the financial statements herein, see Note 2 to the Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2005, set forth in Part I, Item 1 of this Report, and see, also, Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations — "Recent Development — Restatement of Consolidated Financial Statements." Except for Part 1, Items 1, 2 and 4, and Part 2, Item 6, no other information is being amended by this Amendment No. 1 on Form 10-Q/A.

PART 1.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2005	December 31, 2004
	(As restated See Note 2)
Assets
Current assets:
Cash and cash equivalents	$28,744,271	$3,909,849
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $519,437 and $447,657, respectively	5,595,223	7,055,505
Inventories, net	4,477,782	4,846,083
Prepaid expenses and other current assets	1,068,222	1,387,800
Call option	500,000	—
Total current assets	40,385,498	17,199,237
Property and equipment, net	7,183,195	7,181,277
Identifiable intangible assets, net	9,024,454	9,342,898
Goodwill	14,010,528	13,321,151
Other assets	593,703	762,013
Total assets	$71,197,378	$47,806,576
Liabilities and Stockholders' Equity
Current liabilities:
Secured promissory note payable	$8,168,000	$7,986,000
Promissory note payable	3,000,000	—
Obligation under Silipos stock purchase agreement	900,000	—
Obligation under put option	—	1,750,000
Accounts payable	1,075,722	1,139,953
Other current liabilities	4,261,887	4,265,345
Unearned revenue	598,906	670,513
Total current liabilities	18,004,515	15,811,811
Non current liabilities:
Long-term debt:
Convertible notes	14,439,000	14,589,000
Promissory note payable	—	2,737,000
Senior subordinated notes payable	—	4,821,498
Obligation under capital lease, excluding current installments	2,700,000	2,700,000
Unearned revenue	99,068	116,000
Accrued pension expense	94,445	94,445
Deferred income taxes payable	1,714,610	1,639,610
Other liabilities	124,648	82,519
Total liabilities	37,176,286	42,591,883
Commitments and contingencies (Notes 3, 12 and 13)
Stockholders' equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 9,630,033 and 4,505,033 at June 30, 2005 and December 31, 2004, respectively	192,601	90,101
Additional paid-in capital	43,429,948	14,441,541
Unearned stock compensation	(699,417)	(277,083)
Accumulated deficit	(8,596,880)	(8,784,352)
Accumulated other comprehensive loss	(189,703)	(140,057)
	34,136,549	5,330,150
Treasury stock at cost, 67,100 shares	(115,457)	(115,457)
Total stockholders' equity	34,021,092	5,214,693
Total liabilities and stockholders' equity	$71,197,378	$47,806,576

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2005	2004		2005	2004
	(As restated See Note 2)			(As restated See Note 2)
Net sales	$10,051,744		$6,547,503	$20,448,937	$12,311,439
Cost of sales	5,485,761		4,159,984	10,987,821	7,950,570
Gross profit	4,565,983		2,387,519	9,461,116	4,360,869

General and administrative expenses	2,581,671		1,343,889	4,846,712	2,518,023
Selling expenses	2,015,229		786,445	3,953,772	1,594,134
Research and development expenses	109,871		—	240,176	—
Operating (loss) income	(140,788)		257,185	420,456	248,712

Other expense, net:
Interest income	34,271		44,021	115,348	88,368
Interest expense	(1,640,103)		(201,205)	(2,558,560)	(406,171)
Change in fair value of Call Option	500,000		—	500,000	—
Change in fair value of Put Option	—		—	1,750,000	—
Other	36,743		2,494	47,228	2,494

Other expense, net	(1,069,089)		(154,690)	(145,984)	(315,309)

(Loss) income before income taxes	(1,209,877)		102,495	274,472	(66,597)

Provision for income taxes	48,000		25,000	87,000	75,000
Net (loss) income	$(1,257,877)		$77,495	$187,472	$(141,597)
Net (loss) income per common share:
Basic	$(.24)	$	..02	$ ..04	$(.03)
Diluted	$(.24)	$	..02	$.03	$(.03)

Weighted average number of common shares used in computation of net (loss) income per share:
Basic	5,270,487		4,380,851	4,839,004	4,380,635
Diluted	5,270,487		4,745,083	5,405,286	4,380,635

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the six months ended June 30, 2005
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury stock	Unearned stock compensation	Additional paid-in capital	Accumulated deficit	Foreign currency translation	Minimum pension liability	Comprehensive income	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2005	4,505,033	$90,101	$(115,457)	$(277,083)	$14,441,541	$(8,784,352)	$294,151	$(434,208)		$5,214,693

Net income	—	—	—	—	—	187,472	—	—	$187,472	—

Foreign currency adjustment	—	—	—	—	—	—	(49,646)	—	(49,646)	—

Total comprehensive income	—	—	—	—	—	—	—	—	$137,826	137,826

Common stock issued for restricted stock grant	100,000	2,000	—	(650,000)	648,000	—	—	—		—
Amortization of unearned stock compensation	—	—	—	227,666	—	—	—	—		227,666

Effect of stock options issued for compensation for consulting services	—	—	—	—	314,738	—	—	—		314,738
Sale of stock in public offering	5,000,000	100,000	—	—	32,400,000					32,500,000

Expenses of public offering, including sales commissions	—	—	—	—	(4,521,446)	—	—	—		(4,521,446)

Conversion of convertible note to common stock, net	25,000	500	—	—	147,115					147,615

Balance at June 30, 2005 (As restated see Note 2)	9,630,033	$192,601	$(115,457)	$(699,417)	$43,429,948	$(8,596,880)	$244,505	$(434,208)		$34,021,092

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2005	2004
	(As restated See Note 2)
Cash Flows From Operating Activities:
Net income (loss)	$187,472	$(141,597)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	789,695	465,898
Gain on sale of property and equipment	(10,402)	—
Change in fair value of Put Option	(1,750,000)	—
Change in fair value of Call Option	(500,000)
Amortization of interest expense relating to increasing-rate debt and term-extending option on the $7.5 Million Note	677,000	—
Amortization of debt acquisition costs	167,050	—
Amortization of debt discount on senior subordinated notes payable	678,502	—
Amortization of unearned stock compensation	227,666	—
Stock options issued for compensation for consulting services	314,738	—
Provision for doubtful accounts receivable	82,500	48,000
Deferred income taxes	75,000	75,000
Changes in operating assets and liabilities:
Accounts receivable	1,358,504	(313,120)
Inventories	354,608	(660,529)
Prepaid expenses and other current assets	315,297	(335,201)
Accounts payable and other current liabilities	(1,047,385)	(226,040)
Unearned revenue and other liabilities	(42,409)	(35,311)
Net cash provided by (used in) operating activities	1,877,836	(1,122,900)
Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	70,000	—
Purchase of property and equipment	(552,903)	(480,474)
Purchase of business, net of cash acquired	(21,377)	(321,669)
Net cash used in investing activities	(504,280)	(802,143)
Cash Flows From Financing Activities:
Sale of stock in public offering	32,500,000	—
Offering expenses paid, including sales commissions	(3,530,273)	—
Repayment of senior subordinated notes payable	(5,500,000)	—
Payment of promissory notes	—	(800,000)
Proceeds from the exercise of stock options	—	1,600
Net cash provided by (used in) financing activities	23,469,727	(798,400)
Effect of exchange rate changes on cash	(8,861)	(14,293)
Net increase (decrease) in cash and cash equivalents	24,834,422	(2,737,736)
Cash and cash equivalents at beginning of period	3,909,849	5,533,946
Cash and cash equivalents at end of period	$28,744,271	$2,796,210
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$887,856	$309,599
Supplemental Disclosures of Non-Cash Investing Activities:
Reduction in purchase price of business acquired satisfied by the reduction of the principal balance of the $7.5 Million Note	$232,000	$—
Supplemental Disclosures of Non-Cash Financing Activities:
Conversion of 4% Convertible Note into common stock, net	$147,615	$—
Obligation under Silipos stock purchase agreement	$900,000	$—
Increase in accounts payable relating to registration costs	$991,173	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC.
AND SUBSIDIARIES
Notes To Unaudited Condensed Consolidated Financial Statements
As restated see Note 2

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

During the three months ended March 31, 2005, the Company determined that it should have accounted for the $7.5 Million Note as increasing-rate debt with a term-extending option under the provisions of Emerging Issues Task Force ("EITF") Issue No. 86-15, "Increasing-Rate Debt." Additionally, the Company determined that it should have accounted for the $3.0 Million Note as debt with an embedded call option which requires bifurcation under SFAS No. 133. The embedded derivative instrument in the $3.0 Million Note should have been recorded at its fair value to an unrelated third party market participant. The Company has determined that this change did not have a material impact on its financial position or results of operations as of or for the year ended December 31, 2004, or its results of operations as of or for the three months ended March 31, 2005 and, accordingly, this change has been reflected in its unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2005. Note 6, "Long-Term Debt" to the unaudited condensed consolidated financial statements further describes the Company's current accounting with respect to the $7.5 Million Note and the $3.0 Million Note.

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

(f)   Stock-Based Compensation

At June 30, 2005, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based compensation.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net (loss) income – as reported	$(1,257,877)	$77,495	$187,472	$(141,597)
Deduct: Total stock-based employee expense determined under fair value basis method for all awards, net of tax	(275,227)	(193,145)	(486,805)	(260,098)
Add: Total stock-based employee expense determined under the intrinsic value method, net of tax, reflected in the statements of operations	45,833	—	91,666	—
Pro forma net loss	$(1,487,271)	$(115,650)	$(207,667)	$(401,695)
(Loss) earnings per share:
Basic – as reported	$(.24)	$.02	$.04	$(.03)
Basic – pro forma	$(.28)	$(.03)	$(.04)	$(.09)
Diluted – as reported	$(.24)	$.02	$.03	$(.03)
Diluted – pro forma	$(.28)	$(.03)	$(.04)	$(.09)

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

SFAS No. 123 requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1997. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months; stock volatility of 59% and 58%, no dividends and risk free interest rates of 3.74% and 3.90% for the three months ended June 30, 2005 and 2004, respectively, expected life of 60 months and stock volatility of 59% and 58%, and risk free interest rates of 3.74% and 3.20% for the six months ended June 30, 2005 and 2004, respectively, and no dividends during the expected term. Forfeitures are recognized as they occur.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), revising SFAS No. 123, and superceding APB No. 25. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as such services are performed. As a result of the Securities and Exchange Commission's April 2005 extension, the compliance date for SFAS 123(R), SFAS 123(R) will be effective for the Company as of the beginning of the 2006 fiscal year. The Company intends to use the modified prospective method of adoption. The adoption of this new accounting pronouncement is expected to have a material impact on the Company's consolidated financial statements commencing with the first quarter of the year ending December 31, 2006.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On November 18, 2005, the Company concluded that its previously filed unaudited condensed consolidated financial statements contained in its Form 10-Q for the three and six months ended June 30, 2005, should no longer be relied upon and needed to be restated. The restatement is required as a result of the Company's accounting for the grant to Kanders & Company, Inc. ("Kanders & Co."), the sole stockholder of which is Warren B. Kanders, the Chairman of the Board of Directors, of options to purchase 240,000 shares of the Company's common stock (the "Options"), and 100,000 restricted shares of the Company's common stock (the "Restricted Stock") on November 12, 2004, and also as a result of certain overstated liabilities.

Previously, the Company associated the Options grant with the duties performed by Mr. Kanders as Chairman of the Board and accounted for the service period relating to the Restricted Stock award as having commenced on September 1, 2005. The Company has now determined that (i) 225,000 of the 240,000 Options granted should be accounted for as granted for services rendered as a consultant to the Company, and (ii) the performance condition related to the Restricted Stock grant was satisfied upon consummation of the Company's public offering on June 15, 2005. To record this correction, the Company has restated the aforementioned three and six month periods ended June 30, 2005 to record stock option and stock award compensation of $238,869 and $450,738 in the three and six months ended June 30, 2005, respectively, in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," as non-cash stock option and stock award compensation expense. Additionally, the Company determined that certain liabilities for professional fees and other general and administrative expenses had been understated during the three months ended June 30, 2005, and overstated during the six months ended June 30, 2005, and they have also been corrected in this filing.

The additional expense resulting from the non-cash stock option and stock award compensation for the three and six months ended June 30, 2005 is $238,869 and $450,738, respectively. As a result of the adjustment of certain accruals, professional fees and other general and administrative expenses will be increased by $35,473 for the three months ended June 30, 2005, and decreased by $211,453 for the six months ended June 30, 2005. Earnings per share, on a fully diluted basis, decreased from ($.19) to ($.24) for the three months ended June 30, 2005, and decreased from $.08 to $.03 for the six months ended June 30, 2005.

The components (increase/(decrease)) to expense of the restatement are as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Stock option and stock award compensation	$238,869	$450,738
Professional fees	35,473	(99,527)
Other general and administrative expenses	—	(111,926)
Period effect on expense	$274,342	$239,285

The significant effects of the restatement on our Form 10-Q filing for the three and six months ended June 30, 2005 are as follows:

Consolidated Balance Sheet Effects:

	June 30, 2005
	As previously reported	Adjustments	As restated
Other current liabilities	$4,473,340	$(211,453)	$4,261,887
Total current liabilities	18,215,968	(211,453)	18,004,515
Total liabilities	37,387,739	(211,453)	37,176,286
Common stock	190,601	2,000	192,601
Additional paid-in-capital	42,467,210	962,738	43,429,948
Unearned stock compensation	(185,417)	(514,000)	(699,417)
Total stockholders' equity	33,809,639	211,453	34,021,092
Total liabilities and stockholders' equity	71,197,378	—	71,197,378

Consolidated Statement of Operations Effects:

	Three months ended June 30, 2005
	As previously reported	Adjustments	As restated
General and administrative expenses	$2,307,329	$274,342	$2,581,671
Operating income (loss)	133,554	(274,342)	(140,788)
(Loss) before income taxes	(935,535)	(274,342)	(1,209,877)
Net (loss)	(983,535)	(274,342)	(1,257,877)
Net (loss) per common share:
Basic	(.19)	(.05)	(.24)
Diluted	(.19)	(.05)	(.24)

Consolidated Statement of Operations Effects:

	Six months ended June 30, 2005
	As previously reported	Adjustments	As restated
General and administrative expenses	$4,607,427	$239,285	$4,846,712
Operating income	659,741	(239,285)	420,456
Income before income taxes	513,757	(239,285)	274,472
Net income	426,757	(239,285)	187,472
Net income per common share:
Basic	.09	(.05)	.04
Diluted	.08	(.05)	.03

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

The original purchase price paid was $15.5 million, plus transaction costs of approximately $1.9 million (including $0.9 million with respect to contingent consideration accrued at June 30, 2005 pursuant to an obligation under the Silipos stock purchase agreement described below), and was comprised of $5.0 million of cash paid at closing, the $7.5 Million Note and the $3.0 Million Note. (See Note 6, "Long Term Debt", for a description of the notes). On March 31, 2005, the Company entered into a settlement agreement and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million. (See Note 6, "Long-term Debt" for the definition of the Settlement Agreement).

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

(1)   On March 31, 2005, the Company entered into a settlement agreement and limited release among the parties to the Silipos purchase agreement. Under the terms of the settlement agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by decreasing the principal amount of the $7.5 Million Note, which was originally due on March 31, 2006, and is reflected above. (See Note 6, "Long-term Debt" for discussion of the $7.5 Million Note.)

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

Unaudited pro forma results for the three and six months ended June 30, 2004 were:

	Three months ended June 30, 2004	Six months ended June 30, 2004
Net sales	$10,329,238	$21,165,572
Net loss	$(334,894)	$(9,690,871)	(1)
Loss per share basic and diluted	$(.08)	$(2.21)

(1) Includes loss on impairment of historic goodwill of Silipos of $9,124,344.

(b)   Identifiable intangible assets

Identifiable intangible assets at December 31, 2004 consisted of:

Assets	Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names – Benefoot	indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements – Benefoot/Bi-Op	7 to 8 Years	630,000	187,197	442,803
License agreements and related technology – Benefoot	11 Years	1,600,000	386,010	1,213,990
Repeat customer base – Bi-Op	20 Years	500,000	50,000	450,000
Trade Names − Silipos	indefinite	2,688,000	—	2,688,000
Repeat customer base - Silipos	7 Years	1,680,000	60,000	1,620,000
License agreements and related technology − Silipos	9.5 Years	1,364,000	35,895	1,328,105
		$10,062,000	$719,102	$9,342,898

Identifiable intangible assets at June 30, 2005 consisted of:

Assets	Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names – Benefoot	indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements – Benefoot/Bi-Op	7 to 8 Years	630,000	228,625	401,375
License agreements and related technology – Benefoot	11 Years	1,600,000	458,736	1,141,264
Repeat customer base – Bi-Op	20 Years	500,000	62,500	437,500
Trade Names − Silipos	indefinite	2,688,000	—	2,688,000
Repeat customer base − Silipos	7 Years	1,680,000	180,000	1,500,000
License agreements and related technology − Silipos	9.5 Years	1,364,000	107,685	1,256,315
		$10,062,000	$1,037,546	$9,024,454

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

NOTE 4 – INVENTORIES, NET

	June 30, 2005	December 31, 2004
Raw materials	$2,710,403	$2,621,930
Work-in-process	332,638	466,980
Finished goods	1,897,982	2,126,417
	4,941,023	5,215,327
Less: Allowance for excess and obsolescence	463,241	369,244
	$4,477,782	$4,846,083

NOTE 5 – PUBLIC OFFERING

On June 15, 2005, the Company completed an underwritten public offering of common stock, resulting in a sale of 5,000,000 shares of common stock at $6.50 per share or $32,500,000 of gross proceeds. The Company incurred underwriting discounts and offering expenses totaling $4,521,446 in connection with the sale of such shares. The Company used a portion of the net proceeds totaling $5,675,389 to repay the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the "Subordinated Notes"), plus accrued interest of $175,389 on June 15, 2005. The Company also used a portion of the net proceeds to repay the $7.5 Million Note, the $3.0 Million Note and the Silipos stock purchase obligation of $900,000 (as finally settled on July 15, 2005– see Note 13, "Subsequent Events"). On July 13, 2005, the underwriters exercised a portion of their overallotment option and purchased an additional 226,989 shares of common stock at $6.50 per share (see Note 13, "Subsequent Events").

NOTE 6 – LONG-TERM DEBT

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

The Company received net proceeds of $13,668,067 from the offering of the Convertible Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Convertible Notes. The amortization of these costs for the three month periods ended June 30, 2005 and 2004 were $48,382 and $48,443, respectively, and were $96,825 and $96,886 for the six months ended June 30, 2005 and 2004, respectively, and were included in interest expense in the related unaudited condensed consolidated statements of operations.

The Company issued $1,800,000 in promissory notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were repaid on May 6, 2003 and the balance was repaid on May 6, 2004. Related interest expense for the three and six month periods ended June 30, 2004 were $3,111 and $11,111, respectively.

On September 30, 2004, the Company completed the acquisition of all of the outstanding stock of Silipos (see Note 3 (a) — "Acquisition of Silipos"). In connection with the acquisition of Silipos, the Company issued:

(i)   the Subordinated Notes to ten accredited investors;

(ii)   the $7.5 Million Note, as previously defined; and

(iii)   the $3.0 Million Note, as previously defined.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners, LLC, held $750,000 principal amount of these Subordinated Notes. As part of such issuance, the Company also issued warrants to purchase 110,000 shares of its common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which warrants are exercisable until September 30, 2009, commencing the earlier of (i) six months after the refinancing or prepayment of such notes, or (ii) September 30, 2005. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as an additional interest expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third party for placing the debt, which warrants have a fair value of $75,800, using the Black-Scholes pricing model and the same assumptions used to value the other warrants. The Company recognized amortization expense of $106,386 and $12,252 with respect to the debt discount

(warrants) and debt placement fees for the six months ended June 30, 2005, and $48,296 and $5,194 for the three month periods ended June 30, 2005, respectively. There were no such amounts in the prior year's three and six month periods. The Company repaid the Subordinated Notes plus accrued interest which totaled $5,675,389 on June 15, 2005, with a portion of the net proceeds from its public offering of common stock (see Note 5, "Public Offering"). Accordingly, the Company recognized $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fees of $57,973 as interest expense on the unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2005.

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

The $3.0 Million Note provides for a default interest rate of 11% per annum, escalating 3% per annum every 90 days thereafter up to the maximum rate permitted by law. A default under the $7.5 Million Note constitutes a default under the $3.0 Million Note. Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note are repaid prior to March 31, 2006. The Company determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note have been repaid in full by March 31, 2006, represented a call option ("Refund Provision") that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund the Company is entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise. The Company concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment. After reaching this determination, the Company followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation. Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimis and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset and a gain on change in fair value of a call option. In making this determination, consideration was given primarily to the fact that the

Company had completed its underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the notes (see Note 13, "Subsequent Events").

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

NOTE 7 – SEGMENT INFORMATION

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

Three months ended June 30, 2005	Orthopedic	Skincare	Total
Net sales	$9,347,030	$704,714	$10,051,744
Gross profit	4,159,380	406,603	4,565,983
Operating income (loss)	(194,405)	53,617	(140,788)
Total Assets	62,890,531	8,306,847	71,197,378

Three months ended June 30, 2004	Orthopedic	Skincare	Total
Net sales	$6,547,503	$—	$6,547,503
Gross profit	2,387,519	—	2,387,519
Operating income	257,185	—	257,185
Total Assets	23,117,534	—	23,117,534

Six months ended June 30, 2005	Orthopedic	Skincare	Total
Net sales	$18,381,041	$2,067,896	$20,448,937
Gross profit	8,282,701	1,178,415	9,461,116
Operating income	204,368	216,088	420,456
Total Assets	62,890,531	8,306,847	71,197,378

Six months ended June 30, 2004	Orthopedic	Skincare	Total
Net sales	$12,311,439	$—	$12,311,439
Gross profit	4,360,869	—	4,360,869
Operating income	248,712	—	248,712
Total Assets	23,117,534	—	23,117,534

Geographical segment information is summarized as follows:

Three months ended June 30, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$8,306,751	$642,676	$1,102,317	$10,051,744
Intersegment net sales	206,433	—	—	206,433
Gross profit	3,684,030	342,370	539,583	4,565,983
Operating (loss) income	(398,314)	82,193	175,333	(140,788)
Total Assets	67,428,602	1,703,303	2,065,473	71,197,378

Three months ended June 30, 2004	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$5,245,376	$574,856	$727,271	$6,547,503
Intersegment net sales	136,144	—	—	136,144
Gross profit	1,819,420	288,937	279,162	2,387,519
Operating income	106,571	97,560	53,054	257,185
Total Assets	20,441,300	1,428,994	1,247,240	23,117,534

Six months ended June 30, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$17,159,707	$1,156,709	$2,132,521	$20,448,937
Intersegment net sales	406,544	—	—	406,544
Gross profit	7,880,454	568,006	1,012,656	9,461,116
Operating income	146,543	79,251	194,662	420,456
Total Assets	67,428,602	1,703,303	2,065,473	71,197,378

Six months ended June 30, 2004	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$9,852,709	$1,046,094	$1,412,636	$12,311,439
Intersegment net sales	207,096	—	—	207,096
Gross profit	3,336,655	513,592	510,622	4,360,869
Operating income	39,272	139,201	70,239	248,712
Total Assets	20,441,300	1,428,994	1,247,240	23,117,534

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) was as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net (loss) income	$(1,257,877)	$ 77,495	$187,472	$(141,597)
Other comprehensive loss net of tax:
Change in equity resulting from translation of financial statements into U.S. dollars	(33,875)	(124,504)	(49,646)	(86,099)
Comprehensive (loss) income	$(1,291,752)	$ (47,009)	$137,826	$(227,696)

NOTE 9 – INCOME (LOSS) PER SHARE

Basic earnings per common share ("EPS") are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the three months ended June 30, 2005 and 2004 exclude approximately 563,500 and 20,500 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The diluted income (loss) per share computations for the six months ended June 30, 2005 and 2004 exclude approximately 563,500 and 167,380 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for each of the three and six month periods ended June 30, 2005 and 2004. Had the impact of the Convertible Notes been included in the calculation of the diluted earnings per share, net income would have increased by approximately $194,000 in each of the three months ended June 30, 2005 and 2004. The diluted weighted average shares would have increased by an additional 2,406,500 and 2,431,500 for the three month periods ended June 30, 2005 and 2004, respectively, to reflect the conversion of the Convertible Notes. Additionally, had the impact of the Convertible Notes been excluded in the calculation of diluted earnings per share for the six months ended June 30, 2005 and 2004, net income would have increased in each six month period by approximately $388,000 and diluted weighted average shares would have increased by 2,406,500 and 2,431,500, respectively.

The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Three months ended June 30,
	2005			2004
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Basic EPS:
(Loss) income available to common stockholders	$(1,257,877)	5,270,487	$(.24)	$77,495	4,380,851	$.02

Effect of Dilutive Securities:
Stock options	—	—	—	—	364,232	—

Diluted EPS:
(Loss) income available to common stockholders plus assumed exercise of stock options	$(1,257,877)	5,270,487	$(.24)	$77,495	4,745,083	$.02

	Six months ended June 30,
	2005			2004
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Basic EPS:
Income (loss) available to common stockholders	$187,472	4,839,004	$.04	$(141,597)	4,380,635	$(.03)
Effect of Dilutive Securities:
Stock options and warrants	—	526,281	(.01)	—	—	—
Stock awards	—	40,000	—	—	—	—

Diluted EPS:
Income (loss) available to common stockholders plus assumed exercise of stock options, warrants and stock awards	$187,472	5,405,286	$.03	$(141,597)	4,380,635	$(.03)

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting Agreement with Kanders & Company, Inc.    On November 12, 2004, the Company entered into a consulting agreement (the "Consulting Agreement") with Kanders & Company, Inc. ("Kanders & Company"), the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company's Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC ("Langer Partners"), the Company's largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company's non-exclusive consultant to provide us with strategic consulting and corporate development services for a term of three years. Kanders & Company will receive, pursuant to the Consulting Agreement, an annual fee of $200,000 and may receive separate compensation for assistance, at the Company's request, with certain transactions or other matters to be determined by the board from time to time. Additionally, through the Consulting Agreement, Kanders was granted options to purchase 240,000 shares of the Company's common stock at an exercise price of $7.50 per share (the market price of the stock on the date of the grant), vesting in three equal annual installments beginning on November 12, 2005. The Company accounted for 15,000 of such options as compensation for duties performed by Mr. Kanders in his capacity as Chairman of the Board under APB No. 25, and accounted for 225,000 of such options as being granted pursuant to the Consulting Agreement and accounted for in accordance with EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services." The Company recorded non-cash stock option compensation of approximately $103,000 and $315,000 for the three and six months ended June 30, 2005, respectively. The Company has also agreed to provide Kanders & Company with indemnification protection, which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error, or misstatement by Kanders & Company alleged by any claimant. The Consulting Agreement replaced a previous agreement for similar consulting services, pursuant to which Kanders & Company received an annual fee of $100,000, options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.525 per share, and the indemnification protection described above. The Company paid or accrued $100,000 and $50,000 during the six months ended June 30, 2005 and 2004, respectively, pursuant to the Consulting Agreement and the previous agreement, and $50,000 and $25,000 respectively, during the three months ended June 30, 2005 and 2004.

On November 12, 2004, the Board of Directors approved a grant of 100,000 shares of restricted stock to Kanders & Company, subject to certain performance conditions, provided Mr. Kanders has not resigned as Chairman of the Board, all of which vest on November 12, 2007, and which accelerate upon the death of Mr. Kanders, or the change of control of the Company. In accordance with EITF No. 96-18, the Company recorded an aggregate $650,000 of deferred compensation with respect to the award, of which $136,000 was recognized as compensation expense in the three and six months ended June 30, 2005.

Note and Warrant Purchase Agreement.    On September 30, 2004, the Company sold (a) an aggregate principal amount of $5,500,000 of the Company's Subordinated Notes, and (b) warrants to purchase an aggregate of 110,000 shares of the Company's common stock at an exercise price of $0.02 per share (the "Warrants") pursuant to a Note and Warrant Purchase Agreement dated September 30, 2004 by and among the Company and ten accredited investors, including Langer Partners, LLC. The Subordinated Notes and Warrants were sold by the Company to finance the cash portion of the purchase price of the Silipos acquisition. Langer Partners purchased and held $750,000 principal amount of the Subordinated Notes and Warrants to purchase 15,000 shares of the Company's common stock. The Subordinated Notes were prepayable at any time without penalty, and interest accrued on the unpaid principal amount of the Subordinated Notes at the rate of 7% per annum, payable semi-annually in arrears on the last day of June and December in each year until the maturity date. The Warrants are exercisable commencing the earlier of (i) six months after the refinancing or prepayment of the Subordinated Notes, or (ii) September 30, 2005. The Warrants expire September 30, 2009. The exercise price of the Warrants is subject to adjustment in certain circumstances. The fair value of the Warrants was determined to be $735,900 using the Black-Scholes pricing model. This amount was recognized as a discount to the Subordinated Notes and is being amortized over the term of the Company's Subordinated Notes and recorded as an additional interest expense. Under the Note and Warrant Purchase Agreement, the Company agreed to use its best efforts to file a shelf registration statement covering resales of the shares underlying the Warrants by December 31, 2005. The Subordinated Notes plus accrued interest were repaid in full in June 2005. (See Note 6, "Long-term Debt").

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

NOTE 11 – PENSION

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

NOTE 12 – LITIGATION

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

NOTE 13 – SUBSEQUENT EVENTS

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

Recent Development — Restatement of Consolidated Financial Statements

On November 18, 2005, the Company concluded that its previously filed unaudited condensed consolidated financial statements contained in its Form 10-Q for the three months ended March 31, 2005, and the three and six months ended June 30, 2005, should no longer be relied upon and needed to be restated. The restatement is required as a result of the Company's accounting for the grant to Kanders & Company, Inc. ("Kanders & Co."), the sole stockholder of which is Warren B. Kanders, the Chairman of the Board of Directors, of options to purchase 240,000 shares of the Company's common stock (the "Options") on November 12, 2004, and 100,000 restricted shares of the Company's common stock (the "Restricted Stock"), and also as a result of certain overstated liabilities.

Previously, the Company associated the Options grant with the duties performed by Mr. Kanders as Chairman of the Board and accounted for the service period relating to the Restricted Stock award as having commenced on September 1, 2005. The Company has now determined that (i) 225,000 of the 240,000 Options granted should be accounted for as granted for services rendered as a consultant to the Company, and (ii) the performance condition related to the Restricted Stock grant was satisfied upon consummation of the Company's public offering on June 15, 2005. To record this correction, the Company has restated the aforementioned three and six month periods ended June 30, 2005 to record stock option and stock award compensation of $238,869 and $450,738 in the three and six months ended June 30, 2005 respectively, in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," as non-cash stock option and stock award compensation expense. Additionally, the Company determined that certain liabilities for professional fees and other general and administrative expenses had been understated during the three months ended June 30, 2005, and overstated during the six months ended June 30, 2005, and they have also been corrected in this filing.

The additional expense resulting from the non-cash stock option and stock award compensation for the three and six months ended June 30, 2005 is $238,869 and $450,738, respectively. As a result of the adjustment of certain accruals, professional fees and other general and administrative expenses will be increased by $35,473 for the three months ended June 30, 2005, and decreased by $211,453 for the six months ended June 30, 2005. Earnings per share, on a fully diluted basis, decreased from ($.19) to ($.24) for the three months ended June 30, 2005, and decreased from $.08 to $.03 for the six months ended June 30, 2005.

The components (increase/(decrease)) to expense of the restatement are as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Stock option and stock award compensation	$238,869	$450,738
Professional fees	35,473	(99,527)
Other general and administrative expenses	—	(111,926)
Period effect on expense	$274,342	$239,285

The significant effects of the restatement on our Form 10-Q filing for the three and six months ended June 30, 2005 are as follows:

Consolidated Balance Sheet Effects:

	June 30, 2005
	As previously reported	Adjustments	As restated
Other current liabilities	$4,473,340	$(211,453)	$4,261,887
Total current liabilities	18,215,968	(211,453)	18,004,515
Total liabilities	37,387,739	(211,453)	37,176,286
Common stock	190,601	2,000	192,601
Unearned stock compensation	(185,417)	(514,000)	(699,417)
Additional paid-in-capital	42,467,210	962,738	43,429,948
Total stockholders' equity	33,809,639	211,453	34,021,092
Total liabilities and stockholders' equity	71,197,378	—	71,197,378

Consolidated Statement of Operations Effects:

	Three months ended June 30, 2005
	As previously reported	Adjustments	As restated
General and administrative expenses	$2,307,329	$274,342	$2,581,671
Operating income (loss)	133,554	(274,342)	(140,788)
(Loss) before income taxes	(935,535)	(274,342)	(1,209,877)
Net (loss)	(983,535)	(274,342)	(1,257,877)
Net (loss) per common share:
Basic	(.19)	(.05)	(.24)
Diluted	(.19)	(.05)	(.24)

Consolidated Statement of Operations Effects:

	Six months ended June 30, 2005
	As previously reported	Adjustments	As restated
General and administrative expenses	$4,607,427	$239,285	$4,846,712
Operating income	659,741	(239,285)	420,456
Income before income taxes	513,757	(239,285)	274,472
Net income	426,757	(239,285)	187,472
Net income per common share:
Basic	.09	(.05)	.04
Diluted	.08	(.05)	.03

The accompanying management's discussion and analysis gives effect to the restatement.

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

Since February 2001, we have consummated the following three acquisitions:

• Silipos.	On September 30, 2004, we acquired Silipos, Inc., our largest acquisition to date, from SSL International plc ("SSL"). Silipos is a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets. We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus. The aggregate consideration paid by us in connection with this acquisition was approximately $17.2 million, including transaction costs of approximately $1.9 million (including $0.9 million with respect to contingent consideration accrued at June 30, 2005 pursuant to an obligation under the Silipos stock purchase agreement, described below), subject to a dollar-for-dollar downward adjustment to the extent that Silipos' working capital is less than $5.0 million. We paid SSL $5.0 million cash and delivered to SSL promissory notes originally totaling $10.5 million. On March 31, 2005, we entered into a settlement agreement (the "Settlement Agreement") and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million based upon the working capital at September 30, 2004 (which is reflected in the purchase price above) and the principal amount of one of the promissory notes was increased by $1 million (see Note 6, "Long-term Debt"). Additionally, under circumstances described below, we may be obligated to pay significant additional amounts in connection with the Silipos acquisition.

• Bi-Op.	On January 13, 2003, we acquired Bi-Op Laboratories, Inc., which is engaged in the design, manufacture and sale of footwear and foot orthotic devices as well as orthotic and prosthetic services. We acquired Bi-Op to gain access to additional markets and complementary product lines. The aggregate consideration, including transaction costs, was approximately $2.2 million, of which approximately $1.8 million was paid in cash, and the remaining portion was paid through the issuance of 107,611 shares of our common stock.

• Benefoot.	On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. Benefoot designs, manufactures and distributes custom orthotics, custom Birkenstock® sandals, therapeutic shoes and prefabricated orthotic devices to healthcare professionals. We acquired Benefoot to gain additional scale in our core custom orthotics business as well as to gain access to complementary product lines. The aggregate consideration, including transaction costs, was approximately $7.9 million, of which approximately $5.6 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes, and approximately $0.5 million was paid through the issuance of 61,805 shares of common stock. In connection with this acquisition, we also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness which was paid at closing.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2005 and 2004

Net income for the six months ended June 30, 2005 was approximately $187,000, or $.03 per share on a fully diluted basis, as compared to a net loss of approximately $(142,000), or $(.03) per share on a fully diluted basis for the six months ended June 30, 2004, an increase of approximately $329,000. The principal reason for the increase in net income was the non-recurring non-cash gain of $1,750,000 from the change in the fair value of the Put Option (as hereinafter defined) that we assumed in connection with our acquisition of Silipos and the change in the fair value of the call option of $500,000. The Put Option is contained in the supply agreement between Silipos and Poly-Gel, L.L.C ("Poly-Gel") dated August 20, 1999, which we assumed in connection with the Silipos acquisition. The supply agreement provided that Poly-Gel had the option (the "Put Option") to cause Silipos to purchase the assets or shares of Poly-Gel at a purchase price, payable in cash, of 1.5 times Poly-Gel's revenues over the 12 month period prior to the exercise of the Put Option. At September 30, 2004, the fair value of the Put Option was approximately $2,355,000. At December 31, 2004, the fair value of the Put Option was approximately $1,750,000. The Put Option expired unexercised on February 16, 2005 in accordance with its terms. In late 2004, we engaged in discussions with Poly-Gel regarding our possible acquisition of Poly-Gel. However, these discussions were terminated and we do not currently expect to acquire Poly-Gel. We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004, as a gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004, and as described above, we recorded the expiration of the Put Option as an additional gain of $1,750,000 during the three months ended March 31, 2005. Additionally, the results for the six months ended June 30, 2005 reflect the following impact on our historic business resulting from our acquisition and integration of Silipos: interest expense incurred with respect to debt issued in connection with the Silipos acquisition of approximately $1,311,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing-rate debt and Protection Payment (as described below) in the $7.5 Million Note; an increase in professional fees of approximately $204,000; an increase in management compensation and consulting fees of approximately $205,000; an increase in stock option compensation relating to consulting services of approximately $315,000; an increase in amortization expense of approximately $192,000 associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition; an increase of approximately $228,000 associated with stock based compensation; and an increase of approximately $34,000 associated with fee based franchise taxes. Additionally during the six months ended June 30, 2005, we recorded approximately $572,000 as the write-off of the unamortized debt discount in connection with the repayment of the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the "Subordinated Notes"), and approximately $58,000 as the write-off of the related debt placement fees (both of which were included in interest expense in the unaudited condensed consolidated statements of operations).

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

General and administrative expenses for the six months ended June 30, 2005 were approximately $4,847,000, or approximately 23.7% of net sales, as compared to approximately $2,518,000, or approximately 20.5% of net sales for the six months ended June 30, 2004, representing an increase of approximately $2,329,000. Silipos generated approximately $1,096,000 of general and administrative expenses in the six month period ended June 30, 2005. The principal reason for the remaining balance of the $1,233,000 increase is due to an increase in stock option compensation relating to consulting services (approximately $315,000), an increase in executive salaries and consulting fees (approximately $205,000), an increase in provision for bonuses (approximately $82,000), an increase in professional fees (approximately $204,000), an increase in amortization expense associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition (approximately $192,000), an increase in stock based compensation (approximately $228,000), and an increase in depreciation expense (approximately $55,000).

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

(iv)	Amortization of interest expense of approximately $677,000 associated with the increasing-rate debt and interest costs related to the Protection Payment included in the $7.5 Million Note (see Note 6, "Long-term Debt"); and

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

Three months ended June 30, 2005 and 2004

Net loss for the three months ended June 30, 2005 was approximately $(1,258,000), or $(.24) per share on a fully diluted basis, as compared to a net income of approximately $77,000, or $.02 per share on a fully diluted basis for the three months ended June 30, 2004, a decrease of approximately $1,335,000. The principal reason for the net loss in 2005, as compared to the income in 2004 was the interest expense incurred with respect to debt issued in connection with the Silipos acquisition of approximately $702,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing- rate debt and the Protection Payment in the $7.5 Million Note); an increase in professional fees of approximately $204,000; an increase in management compensation and consulting fees of approximately $100,000; an increase in stock option compensation relating to consulting services of approximately $103,000; an increase in amortization expense of approximately $96,000 associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition; an increase of approximately $182,000 associated with stock based compensation; and an increase of approximately $17,000 associated with fee based franchise taxes. Additionally, during the three months ended June 30, 2005, we recorded approximately $572,000 as the write-off of the unamortized debt discount in connection with the repayment of the Subordinated Notes, and approximately $58,000 as the write-off of the related debt placement fees (both of which were included in interest expense in the unaudited condensed consolidated statements of operations).

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

General and administrative expenses for the three months ended June 30, 2005 were approximately $2,582,000, or approximately 25.7% of net sales, as compared to approximately $1,344,000, or approximately 20.5% of net sales for the three months ended June 30, 2004, representing an increase of approximately $1,238,000. Silipos incurred approximately $568,000 of general and administrative expenses in the three month period ended June 30, 2005. The principal reason for the remaining balance of the $670,000 increase is due to an increase in stock option compensation relating to consulting services (approximately $103,000), an increase in executive salaries and consulting fees (approximately $100,000), an increase in provision for bonuses (approximately $22,000), an increase in professional fees (approximately $204,000), an increase in amortization expense associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition (approximately $96,000), an increase in stock based compensation (approximately $182,000), and an increase in depreciation expense (approximately $24,000).

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

(iv)	Amortization of interest expense of approximately $373,000 associated with the increasing-rate debt and interest costs related to the Protection Payment included in the $7.5 Million Note (see Note 6, "Long-term Debt"); and

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

Liquidity and Capital Resources

Working capital as of June 30, 2005 was approximately $22,381,000, as compared to approximately $1,387,000 as of December 31, 2004. Cash balances at June 30, 2005 were approximately $28,744,000, an increase of approximately $24,834,000, from approximately $3,910,000 at December 31, 2004. The increase in working capital at June 30, 2005 is attributable to the receipt of the proceeds from the underwritten public offering of stock totaling $32,500,000, less expenses paid to date of approximately $3,530,000 (approximately $991,000 additional offering related costs accrued at June 30, 2005), less the repayment of the Subordinated Notes plus interest, and the recording of the fair value of the call option of $500,000 at June 30, 2005, partially offset by the classification of the $3.0 Million Note, which was originally due on December 31, 2009, as a current liability as of June 30, 2005, the increase in the balance of the $7.5 Million Note, due to the interest cost associated with the increasing-rate debt and term-extending option in the $7.5 Million Note, and the obligation under the Silipos stock purchase agreement of $900,000. Both the $3.0 Million Note and the $7.5 Million Note were repaid in July 2005. The increase in cash at June 30, 2005, as compared to December 31, 2004, is primarily attributable to the remaining net proceeds from the public offering.

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

Pursuant to the terms of our outstanding $7.5 Million Note, on March 15, 2005 we notified SSL, the holder of the $7.5 Million Note, of our election to increase the principal amount of such note, effective as of April 1, 2005, by $1,000,000 rather than make an additional payment of $500,000 by March 31, 2005. On March 31, 2005, we entered into a Settlement Agreement and limited release with SSL, pursuant to which the purchase price of Silipos was reduced by $232,000. The reduction in the purchase price was satisfied by a reduction in the principal balance of the $7.5 Million Note. The $7.5 Million Note, which has a revised face value of $8,268,000, matures on March 31, 2006 and had a carrying value of approximately $8,168,000 at June 30, 2005 which represented the amount paid off in July 2005 (see Note 13, "Subsequent Events").

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

In the six months ended June 30, 2005, we generated earnings after taxes of approximately $187,000, which includes the non-cash gain of $1,750,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2004, we generated earnings after taxes of approximately $375,000 which included a non-cash gain of $605,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2003, we did not have earnings after taxes. There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs, which include the Convertible Notes that mature in August 2006. In such event, we may need to raise additional funds through public or private equity, borrowings from banks or other institutional lenders or debt financings. In addition, our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot assure you that any such funds will be available to us on favorable terms, or at all.

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

Other current liabilities decreased from approximately $4,265,000 at December 31, 2004, to approximately $4,262,000 at June 30, 2005, a decrease of approximately $3,000.

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

	Payments due By Period (In thousands)
Contractual Obligations	Total	6 Months Ended Dec. 31, 2005	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$2,450	$359	$1,378	$713	$—
Capital Lease Obligations	6,517	201	833	876	4,607
Secured Promissory Note due March 31, 2006(1)(3)	8,168	8,168	—	—	—
Convertible Notes due August 31, 2006	14,439	—	14,439	—	—
Obligations under Silipos stock purchase agreement	900	900	—	—	—
Promissory Note due December 31, 2009(2)(3)	2,500	2,500	—	—	—
Interest on Long-term Debt(3)	997	612	385	—	—
Total	$35,971	$12,740	$17,035	$1,589	$4,607

(1)	Reflects the carrying value of the $7.5 Million Note at June 30, 2005.

(2)	Reflects the carrying value of the $3.0 Million Note, less the recovery of the Protection Payment of $0.5 million. See the discussion in Long-term Debt and Note 6, — "Long-term Debt."

(3)	Reflects interest to be paid in each period based upon scheduled due date except for the $7.5 Million Note and the $3.0 Million Note which reflects the interest paid on July 15, 2005, which was the date these notes were repaid in full.

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

On September 30, 2004, we completed the acquisition of all of the outstanding stock of Silipos (See Note 3(a) "Acquisition of Silipos"). In connection with the acquisition of Silipos, we issued:

•	the Subordinated Notes to ten accredited investors;

•	$7.5 Million Note to SSL; and

•	$3.0 Million Note to SSL.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners, LLC, whose sole manager and voting member is Warren B. Kanders, our Chairman of the Board of Directors since November 12, 2004, held $750,000 principal amount of these Subordinated Notes. As part of such issuance, we also issued warrants to purchase 110,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which warrants are exercisable until September 30, 2009, commencing the earlier of (i) six months after the refinancing or prepayment of such notes, or (ii) September 30, 2005. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as an additional interest expense. Additionally, we issued 10,000 warrants, under the same terms as described above, to an unaffiliated third party for placing the debt, which have a fair value of $75,800, using the Black-Scholes pricing model and the same assumptions used to value the other warrants. We recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fee for the six months ended June 30, 2005 and $48,296 and $5,194 for the three month period ended June 30, 2005, respectively. We repaid the Subordinated Notes plus accrued interest on June 15, 2005 which totaled $5,675,389 with a portion of the net proceeds from our public offering of common stock (see Note 5, "Public Offering"). Accordingly, we recognized $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fee of $57,973 as additional interest expense in the unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2005.

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

Both the $7.5 Million Note and the $3.0 Million Note are included as current liabilities in the unaudited condensed consolidated balance sheet as of June 30, 2005. The $3.0 Million Note was carried as a long-term liability at December 31, 2004 based upon our expected ability to repay the $3.0 Million Note with a carrying value of $2,737,000. We incurred interest expense of approximately $528,000 (inclusive of approximately $373,000 of additional interest expense in excess of the initial coupon rate of 5.5%) and $41,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, in the three months ended June 30, 2005 and $935,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5% after April 1, 2005) and $83,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively for the six months ended June 30, 2005. We recorded the $7.5 Million Note and the $3.0 Million Note at their face value which represented the fair value of the notes on their date of issuance (September 30, 2004).

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), revising SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and superceding Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as such services are performed. As a result of the Securities and Exchange Commission's April 2005 extension, the compliance date for SFAS 123(R), SFAS 123(R) will be effective for us as of the beginning of the 2006 fiscal year. The Company intends to use the modified prospective method of adoption. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements commencing with the first quarter of the year ending December 31, 2006.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company's original Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial

Officer, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2005, pursuant to Exchange Act Rule 13a-15, and concluded that such controls were effective. Subsequent to the issuance of those June 30, 2005 financial statements, management has concluded that the controls in place relating to the accounting for stock options and restricted stock were not effective to provide reasonable assurance that these stock options and restricted stock would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting. The Company also determined that its condensed consolidated financial statements in its Quarterly Report on Form 10-Q for the Quarters Ended June 30, 2005, and for March 31, 2005, as originally filed, need to be restated.

Accordingly, in connection with the preparation of the Company's amended Quarterly Report on Form 10-Q/A (Amendment No. 1), the Company's Chief Executive Officer and Chief Financial Officer re-evaluated the Company's disclosure controls and procedures as of June 30, 2005, and concluded that its disclosure controls and procedures were not effective with respect to the accounting for stock options and restricted stock.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 23, 2005. The only matters voted upon at the meeting were (i) the re-election of the incumbent Board of Directors, and (ii) the approval of the Company's 2005 Stock Incentive Plan. Voting on the matters was as follows:

For the election of the Board of Directors:

Nominee	Vote For	Vote Withheld
Warren B. Kanders	3,538,339	46,580
Burtt R. Ehrlich	3,584,539	380
Andrew H. Meyers	3,584,539	380
Jonathan R. Foster	3,584,539	380
Arthur Goldstein	3,584,539	380
Gregory R. Nelson	3,584,539	380

For the approval of the 2005 Stock Incentive Plan:

For	3,280,459
Against	304,460
Abstentions	0

ITEM 6.    EXHIBITS

10.1	Letter agreement dated July 15, 2005, among Langer, Inc., Silipos, Inc., LRC North America, Inc., and SSL Holdings, Inc., incorporated herein by reference to the Company's original Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005.
10.2	2005 Stock Incentive Plan, incorporated herein by reference to Schedule 14A, Amendment No. 1, Appendix A, filed May 26, 2005 (File No. 000-12991) with the Securities and Exchange Commission.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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