Form 10-K
period 2005-12-31
LANGER INC
filed 2006-03-31
CIK 725460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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

Common Stock, par value $0.02 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐      Accelerated filer  ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2005 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $42,584,640, as computed by reference to the closing sale price on the Nasdaq National Market of such common stock ($6.50) multiplied by the number of shares of voting stock outstanding on June 30, 2005 held by non-affiliates (6,551,483 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the Company.

The number of shares of the registrant’s common stock outstanding at March 15, 2006 was 9,948,623 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated herein by reference to the Company’s proxy statement for the 2006 annual meeting of the registrant’s stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

Langer, Inc.

Annual Report on Form 10-K

For The Year Ended December 31, 2005

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

Our broad range of over 500 orthopedic products, including custom foot and ankle orthotic devices, pre-fabricated foot products, rehabilitation products, and gel-based orthopedic and prosthetics products, are designed to correct, protect, heal and provide comfort for the patient. Our line of over 50 skincare products, which include scar management products and gel-based therapeutic gloves and socks, is designed to improve skin appearance and transmit moisture agents, vitamins and nutrients to the skin.

Acquisition History

In February 2001, an investor group and management team, led by our current Chairman of the Board of Directors Warren B. Kanders, our former President and Chief Executive Officer and Director, Andrew H. Meyers, and former Board of Directors member Gregory R. Nelson, purchased a controlling interest in Langer, a custom orthotics company distributing its products primarily to podiatric professionals.

The investor group and management team sought Langer as a platform to pursue a growth strategy in the orthopedic industry. Since that time, in connection with our growth strategy, we have consummated the following three strategic acquisitions:

• Silipos.   On September 30, 2004, we acquired Silipos Inc., our largest acquisition to date, from SSL International plc (“SSL”). Silipos is a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets. We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus. The aggregate consideration paid by us in connection with this acquisition was approximately $17.3 million, including transaction costs, paid in cash and notes.

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

• Benefoot.   On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. (together, “Benefoot”). Benefoot designed, manufactured and distributed custom orthotic, custom Birkenstock® sandals, therapeutic shoes, and prefabricated orthotic devices to healthcare professionals. We acquired Benefoot to gain additional scale in our historic custom orthotics business as well as to gain access to complementary product lines. The aggregate consideration, including transaction costs, was approximately $7.9 million, consisting of cash, notes, the assumption of liabilities consisting of approximately $0.3 million of long-term debt paid at closing and shares of our common stock.

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

Prosthetics involve the design, fabrication and fitting of artificial limbs for patients who have lost their limbs due to traumatic injuries, vascular diseases, diabetes, cancer and congenital diseases. Our target market is comprised of the production and distribution of the components utilized in the fabrication of these prosthetic devices. Prosthetic componentry includes external mechanical joints such as hips and knees, artificial feet and hands, and sheaths and liners utilized as an interface between the amputee’s skin and prosthetic socket.

Based on third-party research, we believe that the global orthopedic markets that we target are expected to grow to approximately $3.4 billion by the end of 2008.

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

• Need for Replacement and Continuing Care.   Most prosthetic orthotic devices have useful lives ranging from three to five years, necessitating ongoing warranty replacement and retrofitting for the life of the patient.

• Growing Emphasis on Physical Fitness, Leisure Sports and Conditioning.   As a large number of individuals participate in athletic activities, many of them suffer strains and injuries, requiring non-operative orthopedic rehabilitation products.

Skincare

Skincare products are generally sold in the retail cosmetic marketplace and include cleansers, toners, moisturizers, exfoliants, and facial masks. Independent research has reported that moisturizing products account for the predominant portion of the skincare market. Many of these products combine traditional moisturizing agents with compounds such as retinoids, hydroxy acids, and anti-oxidants that smooth and soothe dry skin, retain water in the outer layer skin cells and help maintain or reinforce the skin’s protective barrier, particularly skin tissue damaged from surgery or injury.

Based on third-party research, we believe that the U.S. skincare moisturizer market is expected to grow to approximately $2.5 billion by the end of 2008.

We believe that growth in this market will be driven by an aging population, an increasing number of image-conscious consumers, and the growth and popularity of spas and body/facial treatment centers.

Growth Strategy

•       Gain Access to New Sales Channels and Leverage Customer Relationships.   We are focused on expanding our customer base and offering an increasing array of products within our distribution channels to improve profitability. Our distribution historically focused on individual podiatry practices while Silipos focuses much of its marketing efforts on medical distributors. We believe this diversification will facilitate access to a new customer base for our historical products, as well as provide the opportunity to offer new products to our existing customers.

•       Continue to Introduce New Products and Product Enhancements and Improve Manufacturing Operations.   We have a history of product innovation. Since 2003, we have introduced over 80 new products, including activity-specific custom orthotics, proprietary custom ankle-foot orthotics, an enhanced version of our Explorer® mineral oil-based prosthetic liner, the SoftZone® heel pad product line, and a new line of shock absorption materials. In September 2005, we introduced our new DuraGel™ liner, an advanced prosthetic liner, which is designed for increased activity and durability, and skin protection. For the year ended December 31, 2005, these products accounted for approximately 11% of our revenues. We are also working to improve the manufacturing process for custom orthotics in an effort to improve cycle times and production and output consistency, reduce work-in-progress inventory and lower unit production costs. We believe that new product introductions and enhancements and operational improvements will further enhance growth and provide an advantage over our competitors in the future.

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

•       Acquire Complementary Businesses.   Since February 2001, we have consummated three acquisitions. These acquisitions have increased our net sales by approximately 233% from the fiscal year ended February 28, 2001 to the fiscal year ended December 31, 2005. We intend to continue our program of targeted acquisitions, subject to the availability of financing, to gain access to new sales channels, acquire new product lines, increase penetration of our existing markets, and gain entry into new market sectors.

Competitive Strengths

Management Team.   Our management team has been involved in the acquisition and integration of a substantial number of companies. Our Chairman of the Board of Directors, Warren B. Kanders, brings a track record spanning over 20 years of building public companies through strategic acquisitions to enhance organic growth. W. Gray Hudkins, who became our Chief Operating Officer on October 1, 2004, and our President and Chief Executive Officer on January 1, 2006, brings a strong investment banking background and has been involved in the acquisition and integration of acquired companies prior to joining us, and since joining us has played a significant role in the acquisition and the integration of Silipos.

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

Products

Orthotics.   We manufacture custom orthotic foot devices, which are contoured molds made from plastic, graphite, or composite materials, that are placed in the patient’s shoe to correct or mitigate abnormalities in gait and relieve symptoms associated with foot or postural misalignment. Our product line includes Sporthotics® that are specifically designed for various athletic activities, fashion oriented orthotics, custom sandals that integrate an orthotic shell into authentic Birkenstock® components, orthotics for patients who are prone to pre-ulcerative sites, and controlling devices for patients with more severe foot abnormalities. In 2002, we introduced a line of custom Ankle-Foot orthotic devices (“AFO’s”), which are used to support the foot/ankle region. These products are often used for the more difficult and challenging foot and ankle injuries. In addition, in 2000, we introduced pre-fabricated (non-customized) orthotic devices for various applications as a cost effective solution for patients with less complex foot conditions.

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

Gel Based Prosthetic Products.   We offer a line of products that are utilized in the fabrication of a prosthetic device. For example, we offer sheaths and liners that incorporate a gel interface between the amputee’s skin and socket, providing protection for patients who are subject to significant pressure between their skin and prosthesis. We also offer liners and sleeves which are used as part of prosthetic suspension systems to maintain a secure fit while not limiting flexibility and motion. These products are designed to allow amputees to maintain more active lifestyles while providing protection from irritation and infection.

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

Distributed Products.   We offer a range of distributed products such as prefabricated rehabilitation products, compression hose, socks, therapeutic shoes, resting splints, walkers, and other products for the lower extremities. All of these products are manufactured by third parties, using the Langer or manufacturer’s brand name.

Skincare Products.   We offer a range of products for two primary uses. First, we offer scar management products that utilize mineral oil-based gel sheeting to moisturize the skin and reduce the appearance of visible scars developed as a result of procedures such as Cesarean section, abdominoplasty, breast reduction and reconstruction. We also offer a line of moisturizing gloves and socks developed for the cosmetics industry utilizing our proprietary gel technologies. These products are sold under our proprietary NouveaDerm® brand and also offered to specialty retailers, spas, health clubs, and catalogs for private label programs.

Sales, Marketing and Distribution

Our sales, marketing and distribution is managed through a combination of account managers, product managers, inside sales representatives, and outside sales representatives who are regionally and nationally based. We employ international sales and marketing representatives who represent us in the United Kingdom, Europe, Asia and Australia. We also utilize educational seminars to educate medical professionals about our product offerings, followed up with telemarketing efforts. Our custom and prefabricated orthotics, custom sandals, AFO’s, and distributed products have historically been sold to health care practitioners. Our PPT and materials products have historically been sold to practitioners, manufacturers, and shoe fabricators, as well as medical distributors, and our gel-based products have been sold primarily to medical distributors. As we continue to integrate our recent Silipos acquisition, we intend to manage our sales and marketing efforts in a unified effort, and we plan to take advantage of opportunities to leverage relationships to increase sales and utilize resources most effectively to increase the exposure of our product lines. In 2005, we were able to create efficiencies and cost savings in our sales and marketing efforts relative to historic expenditures.

Health Care Practitioners

We utilize a network of regional sales representatives to target multi-practitioner practices and individual facilities. In addition, we use trade shows, advertising, direct mail, educational seminars, public relations and customer visits to market and distribute products. We emphasize customer service by maintaining a staff of customer service representatives.

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

Manufacturing and Sourcing

Manufacturing

We manufacture a large portion of our custom orthotics, including custom sandals and Ankle-Foot Orthoses, in our fabrication facility in Deer Park, New York with the remainder produced in facilities in Anaheim, California, Montreal, Canada and Stoke-on-Trent, England. In our manufacturing process, medical practitioners will send plaster casts, foam impressions, or digital images of the patient’s foot. Our advanced manufacturing operation allows plaster models to be digitized, creating an electronic three-dimensional image of the patient’s foot. These images are then transmitted to milling machines that transform the digital image into a cast, and the orthotic is molded over the cast. The increased usage of computer-aided design/computer-aided manufacturing processes has increased the efficiency of our fabricating operation and decreased the turnaround time for orders.

We manufacture mineral oil-based gel and then utilize that gel in our Niagara Falls, New York facility to manufacture gel-based orthopedic products, including orthotic and prosthetic products, and skincare products. This manufacturing process includes the molding of the gels into specific shapes and sometimes the application of gels to textiles. Our Niagara Falls facility has obtained ISO 9001 certification, which permits the marketing of our products in certain foreign markets.

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

We did not renew our supply agreement with Poly-Gel (when it expired in October of 2004), which was prior to our acquisition of Silipos, the principal supplier of mineral oil based gels used in Silipos’ gel-based products, and we started manufacturing the gels on our own. If we were to fail to produce sufficient quantities of high quality gels, it would hurt our reputation and cause customers to cancel orders for our gel-based products.

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

The broadly defined skincare market’s products include lotions, creams, water-based gels, oil-based gels, ointments and other types of products that transmit moisture, vitamins, minerals, and comfort agents to the skin. The market for high-end skincare products is dominated by a number of large multinational companies that sell under brands such as Shiseido, LVMH Moet Hennessy Louis Vuitton, Clarins and Revlon. In addition, a number of specialty retailers and catalog companies that focus on the skincare market, such as The Body Shop and L’Occitaine, are vertically integrated and manufacture their own products.

In each of our target markets, the principal competitive factors are product design, innovation and performance, efficiencies of scale, quality of engineering, brand recognition, reputation in the industry, production capability and capacity, and price and customer relations.

Patents and Trademarks

We hold a variety of patents, trademarks and copyrights in several countries, including the United States. We hold approximately 35 patents and patent applications in the U.S. and certain foreign jurisdictions and a number of trademarks for technologies and brands related to our product offerings. In addition we have (i) a non exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated, dated as of November 30, 2001, as amended (the “AEI License”), to manufacture and sell certain products using mineral oil based gels which are manufactured using certain patents; the license terminates upon the expiration of the patents, which expire between November 16, 2010 and December 3, 2017, and (ii) a license with Gerald Zook effective as of January 1, 1997, to manufacture and sell certain products using mineral oil based gels under certain patents and know how in exchange for sales based royalty payments; the license is exclusive as to certain products and non-exclusive as to other products, and terminates upon expiration of the underlying patents, which expire between June 27, 2006 and March 12, 2013. We also have exclusive licenses to three types of orthotic devices which are patented in the United States and several foreign countries. Other than the AEI License and the Zook license, we believe that none of our active patents or licenses is essential to the successful operation of our business as a whole, although the loss of any patent protection that we have could allow competitors to utilize techniques developed by us or our licensors. We believe our trademarks and trade names, including Langer™, Sporthotics™, PPT™, Silipos™, Explorer Gel Liner™, Siloliner™, DuraGel™, and Silopad™, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse effect on our business. For the year ended December 31, 2005, revenues generated by the products incorporating in the technology licensed under the AEI License accounted for approximately 40.2% of our revenues.

Employees

As of March 1, 2006, we have 335 employees, of which 130 were located in Deer Park, New York, 81 were located in Niagara Falls, New York, 29 were located in Anaheim, California, 38 were located in Montreal, Canada, 5 were located in Markham, Ontario, 38 were located in Stoke-on-Trent, England, 8 were located in New York, New York, and 6 are outside salespeople. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Government Regulation

Medical Device Regulation

United States.   Our products and operations are subject to regulation by the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, state authorities and comparable authorities in foreign jurisdictions. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets. Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III (described below)—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our products are generally Class I devices, with the exception of certain gel sheeting and prosthetic devices which are Class II devices. The FTC regulates product advertising to help ensure that claims are truthful and non-misleading.

Class I devices are subject to the lowest degree of regulatory scrutiny because they are considered low risk devices. FDA requires Class I devices to comply with its General Controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Most Class I devices are not required to submit 510(k) premarket notifications, but all are subject to FDA’s general misbranding and adulteration prohibitions.

Class II devices are subject to the General Controls as well as certain Special Controls such as performance standards, post-market surveillance, and patient registries to assure the device’s safety and effectiveness. Class II devices also typically require the submission and clearance of a 510(k) premarket notification prior to marketing. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. When a 510(k) premarket notification is required, the manufacturer must submit information to the FDA demonstrating that the device is “substantially equivalent” to a “predicate device” which is either a device that was legally marketed prior to May 28, 1976 (the date upon which the Medical Device Amendments of 1976 were enacted) or another commercially available, similar device that was subsequently cleared through the 510(k) process.

If the FDA agrees that the device is substantially equivalent, it will grant a clearance order to allow the commercial marketing of the device in the U.S. By statute, the FDA is required to clear a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes longer. If the FDA determines that the device, or its intended use, is not “substantially equivalent” to a previously-cleared device or use, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous premarketing requirements which may include the submission of a premarket approval application or the submission of a reclassification petition seeking de novo review of the device and placement into Class I or Class II. There can be no assurance that we will receive 510(k) clearances within 90 days of submission or that we will be successful in obtaining future 510(k) clearances for any of our products, which could have a materially adverse effect on us.

Class III devices are subject to the highest level of regulatory scrutiny and typically include life support and life sustaining devices and implants as well as devices with a new intended use or technological characteristics that are not substantially equivalent to a use or technology currently being legally marketed. A premarket approval application, or “PMA,” must be submitted and approved by FDA before marketing in the U.S.

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

The FDA, by statute and by regulation, has 180-days to review a PMA that has been accepted for filing, although the review of an application more often occurs over a significantly longer period of time, and can take several years. In approving a PMA application or clearing a 510(k) premarket notification application, the FDA may also require some form of post-market surveillance when the agency determines it to be necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Medical devices can be marketed only for the indications for which they are cleared or approved. Modifications to a previously cleared or approved device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, design or manufacture require the submission of a new 510(k) premarket notification, a premarket approval supplement or a new premarket approval application. We have modified various aspects of our devices in the past and determined that new approvals, clearances or supplements were not required or we filed a new 510(k) or a PMA supplement. Nonetheless, the FDA may disagree with our conclusion that clearances or approvals were not required for particular products and may require approval or clearances for such past or any future modifications or to obtain new indications for our existing products. Such submissions may require the submission of additional clinical or preclinical data and may be time consuming and costly, and may not ultimately be cleared or approved by the FDA.

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

In Canada, the Medical Devices Regulations of the Medical Device Bureau, Therapeutic Products Directorate of Health Canada (“TPD”), set out the requirements governing the sale, importation and advertisement of medical devices. The regulations are intended to ensure that medical devices distributed in Canada are both safe and effective. The Canadian medical device classification system is broadly similar to the classification systems in place in the European Union and the United States and is based on a Class I to Class IV risk-based classification system, with Class I being the lowest risk and Class IV being the highest. The TPD has provided a comprehensive set of rules determining the classification of a device, and, ultimately, the responsibility of classification lies with the manufacturer or importer. The TPD has provided a database of common devices and their risk classifications for reference. Devices that are Class II, III and IV are required to have a device license. Class I devices are not so required. Device licenses must be obtained from the TPD before the sale of the device, effectively creating a premarket approval regime for these categories. Many non-invasive are classified as Class I devices requiring only an establishment license, while manufacturers of Class II, III and IV devices do not. Effective January 1, 2003, new Canadian regulatory quality systems requirements for medical devices took effect applying established quality standards to all Canadian and foreign manufacturers holding Class II, III and IV medical device licenses, and all Canadian and foreign manufacturing applying for Class II, III and IV medical licenses. These quality system regulations require Class II medical devices to be manufactured under CAN/CSA ISO 13488-1998, and Class III and IV medical devices to be designed and manufactured under CAN/CSA ISO 13485-1998. There are no regulatory quality system requirements for Class I medical devices.

Skincare Product Regulation

Our Skincare products are subject to regulation by the FDA, FTC, and various other federal, state, and foreign governmental authorities. Depending upon product claims and formulation, skincare products may be regulated as cosmetics, drugs or devices. Our skincare products are primarily regulated as cosmetics, with the exception of the scar management gel sheeting which are medical devices because of their mode of use.

There are fewer regulatory requirements for cosmetic products than for drugs or medical devices. Cosmetics marketed in the United States must comply with the FFDCA, the Fair Packaging and Labeling Act, and the FDA’s implementing regulations. Cosmetics must also comply with FDA’s ingredient, quality, and labeling requirements and the FTC’s requirements pertaining to truthful and non-misleading advertising. FDA or FTC could disagree with our characterization of our skincare products or product claims. This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the products’ claims or the safety and effectiveness of our products, or more punitive action, all of which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Federal Privacy and Transaction Law and Regulations

Other federal legislation requires major changes in the transmission and retention of health information by us. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. Sanctions for failure to comply with HIPAA include civil penalties of $100 per violation (up to $25,000 per year) and criminal penalties of up to $250,000 and 10 years in jail. The United States Department of Health and Human Services, or HHS, has released rules mandating the use of new standards with respect to certain healthcare transactions and health information.

Third-Party Reimbursement

Some of our products are prescribed by physicians or other health care service providers and are eligible for third-party reimbursement. An important consideration for our business is whether third-party payment amounts will be adequate, since this is a factor in our customers’ selection of our products. We believe that third-party payers will continue to focus on measures to contain or reduce their costs through managed care and other efforts. Medicare policies are important to our business because third-party payers often model their policies after the Medicare program’s coverage and reimbursement policies.

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

In recent years, efforts to control Medicare costs have included the heightened scrutiny of reimbursement codes and payment methodologies. Under Medicare, certain devices used by outpatients are classified using reimbursement codes, which in turn form the basis for each device’s Medicare payment levels. Changes to the reimbursement codes describing our products can result in reduced payment levels or the breadth of products for which reimbursement can be sought under recognized codes.

On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final regulation implementing “inherent reasonableness” authority, which allows the agency and contractors to adjust payment amounts by up to 15% per year for certain items and services when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine a realistic and equitable payment amount. CMS may make a larger adjustment each year if it undertakes prescribed procedures. The regulation remains in effect after the Modernization Act, although the use of inherent reasonableness authority is precluded for devices provided under competitive bidding. We do not know what impact inherent reasonableness and competitive bidding would have on us or the reimbursement of our products.

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

Anti-kickback and Fraud Laws

Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. HHS has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the Medicare Fraud and Abuse Statute. Although full compliance with these provisions ensures against prosecution under the Medicare Fraud and Abuse Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Medicare Fraud and Abuse Statute will be pursued. The penalties for violating the Medicare Fraud and Abuse Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

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

Physician Self-Referral Laws

We are also subject to federal and state physician self-referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per service and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

False Claims Laws

Under separate statutes, submission of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,000 and $10,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

Seasonality

Revenue derived from our sales of orthotic devices in North America has historically been significantly higher in the warmer months of the year, while sales of orthotic devices by our United Kingdom subsidiary have historically not evidenced any seasonality. Other factors which can result in quarterly variations include the timing and amount of new business generated by us, the timing of new product introductions, our revenue mix, the timimg of additional selling, general and administrative expenses to support the anticipated growth and development of new business units and the competitive and fluctuating economic conditions in the orthopedic and skincare industries.

Inflation

We have in the past been able to increase the prices of our products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses.

Special Note Regarding Forward-looking Statements

Information contained or incorporated by reference in this Annual Report on Form 10-K, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Such forward-looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, future opportunities, ability to retain existing customers and attract new ones, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 1A.        RISK FACTORS

In addition to other information in this Annual Report on the Form 10-K, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those mentioned in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition, and the price of our common stock, could be materially adversely affected.

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

A key element of our strategy is the acquisition of businesses and assets that will complement our current business, increase size, expand our geographic scope of operations, and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. Additionally, competition for acquisition opportunities in our industry may escalate, which would increase the costs to us of completing acquisitions or prevent us from making acquisitions. Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

•       loss of key employees, customers or suppliers of acquired businesses;

•       diversion of management’s time and attention from our core businesses;

•       adverse effects on existing business relationships with suppliers and customers;

•       our ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition;

•       risks associated with entering markets in which we have limited or no experience; and

•       assumption of contingent or undisclosed liabilities of acquisition targets.

In addition, in connection with our recent acquisition of Silipos, we face the risk of incurring potential liabilities of Silipos which may not be covered by the limited indemnification in the Silipos Purchase Agreement, as defined later in this document.

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

Our total assets include substantial intangible assets, including goodwill acquired in connection with the acquisitions of Benefoot, Bi-Op and Silipos representing the excess of cost over the fair value of the identifiable assets acquired. We expect to incur additional goodwill in connection with other acquisitions we make in the future. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the goodwill or other intangible assets may no longer be recoverable, in which case a charge to earnings would be required. In the year ended December 31, 2005, we recorded a provision for impairment totalling $2,102,000 with respect to certain identifiable intangible assets. Any determination requiring another write-off of a significant portion of other unamortized intangible assets would be expected to have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

Our business is highly competitive. If we fail to compete successfully, our sales and operating results may be negatively affected and we may not achieve future growth.

The orthopedic, orthotic, prosthetic and skincare markets are highly competitive. Certain of our competitors in these markets have more resources and experience as well as more recognizable trademarks for products similar to those sold by us. In addition, the market for orthopedic devices and related products is characterized by new product development and corresponding obsolescence of existing products. Our competitors may develop new techniques, therapeutic procedures or alternative products that are more effective than our current technology or products or that render our technology or products obsolete or uncompetitive, which could cause a decrease in orders for our custom orthotic products. Such decreases would have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

Our acquisition and product expansion programs, debt servicing requirements, and existing operations will require substantial capital resources. Currently, we do not have a working capital facility or revolving line of credit with a financial institution for additional borrowings. Accordingly, we cannot assure you that we will be able to generate sufficient operating cash flow or obtain sufficient additional financing to meet these requirements. If we do not have adequate resources and cannot obtain additional capital on terms acceptable to us or at all, we may be required to reduce operating costs by altering and delaying our business plan or otherwise radically altering our business practices. Failure to meet our future capital requirements could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

We may be adversely affected by legal actions or proceedings.

On April 21, 2005, Thermo-Ply, Inc., a Florida corporation, filed an action in the United States District Court for the Middle District of Florida (Tampa Division) against Silipos and four other defendants. The action asserts a claim for alleged infringement of U.S. Patent No. 6,231,617. Although not specifically identified by the claim, we believe that the claim, insofar as it relates to us, may be directed towards the Explorer Gel Liners manufactured, distributed and sold by Silipos. We are currently investigating the validity of this claim. Should the plaintiff be successful in pressing this claim, Silipos could be enjoined from making, using or selling the accused products and could also be assessed damages for the alleged infringement, which damages could be increased up to three times in the event the infringement is found to be willful, together with attorney fees and certain costs. The parties are currently discussing a settlement of the action, although no assurance can be given that such discussions will lead to a settlement favorable to the Company. Pursuant to the Silipos stock purchase agreement, SSL has agreed to fund any obligations resulting from the settlement over $150,000, which we had accrued or paid as of December 31, 2005.

In addition, in connection with our acquisition of Silipos, we could become subject to certain claims or actions brought by Poly-Gel, L.L.C. (“Poly-Gel”), Silipos’ former supplier of mineral oil based gels, although no such claims have been brought to date. These claims may arise, for example, out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulations) of Poly-Gel, as well as any other alleged violations of the supply agreement (the “Potential Poly-Gel Claims”). For any of these potential claims, SSL, the seller of Silipos, has agreed to indemnify us for losses up to $2.0 million, after which we would be liable for any such claims. Furthermore, we have assumed responsibility for the first $150,000 of any other liability in connection with our acquisition of Silipos, and SSL’s maximum liability for total indemnification related to our acquisition of Silipos is between $5,000,000 and $7,000,000. Thus, if the total amount of all claims arising from the acquisition exceed this maximum, whether or not related to Poly-Gel, we would be liable for amounts in excess of the maximum. For claims arising out of conduct that occurs after the closing of the Silipos transaction on September 30, 2004, we have agreed to indemnify SSL against losses. We would expect to vigorously defend against any claims brought by Poly-Gel or any other third party. However, if such claims were brought, we may not ultimately prevail.

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.)  The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed. The demand for arbitration seeks an award of $400,000 and reserves the right to seek a higher award after completion of discovery. The Company and Silipos intend to vigorously defend the claim.

On or about February 23, 2006, Silipos commenced an action in New York State Supreme Court, New York County, against Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006. In the action, Silipos seeks, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that his termination by Silipos was for “cause” as defined in the employment agreement. Silipos is also seeking an aggregate of $12 million in compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. No assurance can be given that Silipos will be successful in recovering all or any portion of this amount. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaint and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. Silipos intends to vigorously defend these counterclaims.

Additionally, in the normal course of business, we may be subject to claims and litigation in the areas of general liability, including claims of employees, and claims, litigation or other liabilities as a result of acquisitions we have completed. The results of legal proceedings are difficult to predict and we cannot provide you with any assurance that an action or proceeding will not be commenced against us, or that we will prevail in any such action or proceeding. An unfavorable outcome of the arbitration proceeding commenced by Dr. Gerald P. Zook against us and Silipos, may adversely affect our rights to manufacture and/or sell certain products or raise the royalty costs of those certain products.

An unfavorable resolution of any legal action or proceeding could materially adversely affect the market price of our common stock and our business, results of operations, liquidity or financial condition.

Our existing purchasing arrangements may be adversely affected if we are unable to maintain good relations with our suppliers.

Our ability to sustain our gross margins has been and will continue to be dependent, in part, on our ability to maintain satisfactory terms with the third-party manufacturers of certain raw materials. These terms may be adversely impacted by changes in our suppliers’ strategies or changes in our relationship with our suppliers. We cannot assure you that we will continue to maintain satisfactory terms with our suppliers. Our inability to maintain such terms, the loss of any of our key suppliers, or any other interruption or delay in the supply of our required materials. or our inability to obtain these materials at acceptable prices or within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

Our marketing success also depends largely upon arrangements with agents and distributors. Our success depends upon our agents’ and distributors’ sales and service expertise and their relationships with the customers in the marketplace. Our failure to maintain relationships with our agents and distributors for marketing our products could have an adverse effect on the market price of our common stock and our business, financial condition and results of operations.

The nature of our business could subject us to potential product liability and other claims.

The sale of orthotic and prosthetic products and other biomechanical devices as well as skincare products entails the potential risk of physical injury to patients and other end users and an inherent risk of product liability, lawsuits and product recalls. We currently maintain product liability insurance with coverage limits of $10 million per occurrence and an annual aggregate maximum of $10 million subject to a deductible of $25,000. However, we cannot assure you that this coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, will be obtainable at a reasonable cost. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur, and we will continue to be exposed to the risk that our claims may be excluded and that our insurers may become insolvent. A product liability claim or series of claims brought against us for uninsured liabilities or liabilities in excess of our insurance coverage could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. In addition, as a result of a product liability claim, our reputation could be harmed and we may have to recall some of our products, which could result in significant costs to us and have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Health care regulations or health care reform initiatives could materially adversely affect the market price of our common stock and our business, financial condition and results of operations.

We are subject to governmental regulation and supervision in the United States—at the federal and state levels—and abroad. These regulations include FDA regulations and those regarding Medicare, Medicaid and physician self-referrals. These regulations are far-reaching, and we may be required to alter one or more of our practices to be in compliance with these laws. For example, we may be required to obtain regulatory approvals and otherwise comply with regulations regarding safety, quality and efficacy standards. If we fail to obtain such approvals and otherwise comply with applicable regulatory requirements that could result in government authorities taking punitive actions against us, including, among other things, imposing fines and penalties on us or preventing us from manufacturing or selling our products. Health care fraud and abuse regulations are complex, and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. Any violations of these laws could result in a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. We cannot assure you that these laws and regulations will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with providers of orthotic and biomechanical products.

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

Government regulation in the United States and other countries is a significant factor affecting the research, development, formulation, manufacture and marketing of our products. In the United States, the FDA has broad authority to regulate the design, manufacture, formulation, marketing and sale of medical devices, skincare, and other medical products, and the FTC has broad authority over product advertising. Overseas, these activities are subject to foreign governmental regulation, which is in many respects similar to regulation in the United States but which vary from country to country. United States and foreign regulation continues to evolve, which could result in additional burdens on our operations. If we fail to comply with applicable regulations we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. Additionally, the cost of maintaining personnel and systems necessary to comply with applicable regulations is substantial and increasing.

Some of our products may require or will require regulatory approval prior to being marketed. The process of obtaining these approvals can be lengthy and expensive. We may not be able to obtain or maintain necessary approvals for testing or marketing our products. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed or other restrictions or requirements that reduce the value to us of the products. Regulatory authorities may also withdraw product approvals if we fail to comply with regulatory standards or if any problems related to our products develop following initial marketing. We are also subject to strict regulation with respect to our manufacturing operations. This regulation includes testing, control and documentation requirements, and compliance with current good manufacturing practices, which is monitored through inspections by regulatory authorities.

Our profitability depends, in part, upon our and our distributors’ ability to obtain and maintain all necessary certificates, permits, approvals and clearances from United States and foreign regulatory authorities and to operate in compliance with applicable regulations. Delays in the receipt of, or failure to receive necessary approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

If we fail to comply with the FDA’s Quality System Regulation, our manufacturing could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes are required to comply with the FDA’s Quality System Regulation, which covers the procedures concerning (and documentation of) the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our devices. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Moreover, failure to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays. Failure to take adequate corrective action could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we have in all instances fully complied with all applicable requirements. Any failure to comply with applicable requirements could adversely affect our product sales and profitability.

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

•       subject us to significant liabilities to third-parties;

•       require disputed rights to be licensed from a third-party for royalties that may be substantial;

•       require us to cease manufacturing, using or selling such products or technology; or

•       result in the invalidation or loss of our patent rights.

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

In addition, in connection with our acquisition of Silipos, we may be subject to the Potential Poly-Gel Claims discussed under “Risk Factors—We may be adversely affected by legal actions or proceedings,” including intellectual property claims, brought by Poly-Gel. For any of these potential claims, SSL has generally agreed to indemnify us for losses up to $2.0 million, after which we would be liable for any such claims. For claims arising out of conduct that occurs after the closing of the Silipos transaction on September 30, 2004, we have agreed to indemnify SSL against losses. We would expect to vigorously defend against any claims brought by Poly-Gel. However, if such claims were brought, we may not ultimately prevail.

We may not be able to maintain the confidentiality, or assure the protection, of our proprietary technology.

We hold a variety of patents, trademarks and copyrights in several countries, including the United States, that we are dependent on, including approximately 35 patents and patent applications in the U.S. and certain foreign jurisdictions and a number of trademarks for technologies and brands related to our product offerings. The ownership of a patent or an interest in a patent does not always provide significant protection, and the patents and patent applications in which we have an interest may be challenged as to their validity or enforceability. Others may independently develop similar technologies or design around the patented aspects of our technology. Challenges may result in potentially significant harm to our business. We are also dependent upon a variety of methods and technologies that we regard as proprietary trade secrets. In addition, we have (i) a non-exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated (the “AEI License”) dated as of November 30, 2001, as amended, to manufacture and sell certain products using mineral oil based gels under certain patents, during the life of such patents, and (ii) a license with Gerald Zook (the “Zook License”), effective as of January 1, 1997, to manufacture and sell certain products using mineral oil based gels under certain patents and know how, during the life of such patents, in exchange for sales based royalty payments, that is exclusive as to certain products but is non-exclusive as to others. We also have exclusive licenses to three types of orthotic devices which are patented in the United States and several foreign countries. We believe our trademarks and trade names, including Langer™, Sporthotics™, PPT™, Silipos™, Explorer Gel Liner™, Siloliner™, and Silopad™, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse affect on our business. For the years ended December 31, 2005 and 2004, revenues generated by the products incorporating the technology licensed under the AEI License accounted for approximately 40.2% and 42.6% of our revenues. For the years ended December 31, 2005 and 2004, revenues generated by products covered by the Zook License, as we understand the Zook License, accounted for approximately 23.9% and 17.0% of our revenues. Dr. Gerald P. Zook, the licensor of the Zook License, has commenced an arbitration proceeding alleging that a broader range of products sold by us are covered by the Zook License and that more license fees are payable by us under the Zook License. See Item 3, “Legal Proceedings.”

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

While a majority of our business is denominated in United States dollars, we maintain operations in foreign countries, primarily the United Kingdom and Canada that require payments in the local currency and payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the United States dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, the value of the U.S. dollar has fallen over the last year relative to the British pound and the Canadian dollar (which are the principal foreign currencies material to our business) causing an increase in our reported revenues when we convert the higher valued foreign currencies into U.S. dollars. If the value of the U.S. dollar were to increase in relation to those currencies in the future, there could be a negative effect on the value of our sales in those markets when we convert amounts to dollars when we prepare our financial statements. We do not engage in hedging or similar transactions to reduce these risks.

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

We may be unable to realize the benefits of our net operating loss (“NOL”) carryforwards.

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

The amount of NOL carryforwards that we have claimed to date of approximately $6,400,000 has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOL or any deductions or losses included in such calculation, and provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS were successful with respect to any challenge in respect of the amount of our NOL, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

The recent changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also negatively impact our results of operations.

A recent change in accounting standards is requiring all public companies to treat the fair value of stock options granted to employees as an expense effective as of the beginning of the first fiscal year beginning after June 15, 2005. When this change becomes mandatory, we and other companies will be required to record a compensation expense equal to the fair value of each stock option granted. Currently, we are generally not required to record compensation expense in connection with stock option grants. When we are required to expense the fair value of stock option grants, it may reduce the attractiveness to us of granting stock options because of the additional expense associated with these grants, which would negatively impact our reported results of operations. For example, had we been required to expense stock option grants by applying the measurement provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our recorded net loss for the year ended December 31, 2005 of approximately $4,557,000 would have been increased by approximately $2,837,000 (of which approximately $766,000 would have represented periodic expense relating to employee stock options granted and $2,071,000 would have represented expenses relating to the acceleration of the vesting of certain options (See Note 10 to the Consolidated Financial Statements, “Stock Options”), to a net loss of approximately $7,394,000, and our recorded net income for the year ended December 31, 2004 of approximately $375,000 would have been reduced by approximately $521,000, to a net loss of approximately $146,000, and our recorded net loss for the year ended December 31, 2003 of approximately $5,000 would have been increased by approximately $147,000, to a net loss of approximately $152,000, net of tax. Nevertheless, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, when we are required to expense stock option grants, our future results of operations will be negatively impacted, as could our willingness to use stock options as an employee recruitment and retention tool.

Risks Related to Our Common Stock

One stockholder has the ability to significantly influence the election of our directors and the outcome of corporate action requiring stockholder approval.

As of March 27, 2006, Warren B. Kanders, our Chairman of the Board of Directors, in his capacity as sole manager and voting member of Langer Partners, LLC (“Langer Partners”) and the sole stockholder of Kanders & Company, Inc., may be deemed to be the beneficial owner of 2,913,523 shares, or approximately 26.5% of our outstanding common stock.

As of March 27, 2006, current executive officers and directors, including Mr. Kanders, beneficially own an aggregate of 4,026,002 shares, or approximately 30.3% of our outstanding common stock, which excludes 1,077,580 shares beneficially owned by Andrew H. Meyers, who ceased to be an officer on December 31, 2005 and a director on March 24, 2006.

Consequently, Mr. Kanders, acting alone or together with our other officers and directors, has the ability to significantly influence all matters requiring stockholder approval, including the election of our directors and the outcome of corporate actions requiring stockholder approval, such as a change in control.

Langer Partners is party to an agreement with Oracle Investment Management, Inc. (“Oracle”), the beneficial owner of some of our outstanding 4% convertible subordinated notes due August 31, 2006. Pursuant to the agreement, Langer Partners agreed not to, without the prior written consent of Oracle, sell, assign, pledge or otherwise transfer any shares of our common stock owned by Langer Partners until such time as Oracle sells or otherwise transfers one-third or more of the 4% convertible subordinated notes held by it, or shares of common stock received upon conversion of the notes. Oracle has not converted or transferred any of the 4% convertible subordinated notes to date. Oracle is considered to beneficially own 6.3% of our outstanding common stock. Langer Partners further agreed with Oracle to vote all shares of Common Stock owned by Langer Partners in favor of so many nominees of Oracle to our Board of Directors as is equal, on a percentage basis, to the aggregate percentage of our common stock owned by Oracle on a fully diluted basis. Under this arrangement, we believe Oracle would be currently entitled to designate one Board nominee pursuant to this right. However, Oracle has not to date nominated a director.

The price of our common stock has been and is expected to continue to be volatile, which could affect a stockholder’s return on investment.

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

Although a trading market for our common stock exists, the trading volume has not been significant and there can be no assurance that an active trading market for our common stock will develop or, if developed, be sustained in the future. As a result of the thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future. Our common stock is currently traded on The Nasdaq National Market.

We may issue a substantial amount of our common stock in the future which could cause dilution to investors and otherwise adversely affect our stock price.

A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration stockholder’s interest may be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock than other investors, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes.

We have a significant amount of convertible indebtedness outstanding and may issue a substantial amount of our common stock in connection with these and other outstanding securities and in connection with future acquisitions and our growth plans; any such issuances of additional shares could adversely affect our stock price.

On October 31, 2001, we sold $14,589,000 of our 4% convertible subordinated notes due August 31, 2006 (the “Convertible Notes”) in a private placement. In June 2005, $150,000 of the Convertible Notes were converted into 25,000 shares of our common stock leaving a balance of $14,439,000 outstanding. The remaining Convertible Notes are convertible at any time into approximately 2,406,500 shares of our common stock, at a conversion price of $6.00 per share, subject to adjustment in certain circumstances. The conversion of our Convertible Notes could result in dilution in the value of the shares of our outstanding stock and the voting power represented thereby. The effect of the conversion of all of our outstanding Convertible Notes due August 31, 2006 would be to increase outstanding shares and dilute current shareholders by approximately 19.5% at December 31, 2005. In addition, the conversion price of our Convertible Notes may be lowered under the conversion price adjustment provisions of the notes in certain circumstances, including if we issue common stock at a net price per share less than the conversion price then in effect or if we issue rights, warrants or options entitling the recipients to subscribe for or purchase shares of our common stock at a price per share less than the conversion price (after taking into account any consideration we received for such rights, warrants or options). A reduction in the conversion price may result in the issuance of an additional number of shares upon the conversion of our Convertible Notes. We also have a significant number of stock options and warrants outstanding.

We anticipate issuing additional shares of our common stock and may also issue additional securities convertible into or exercisable or exchangeable for common stock to finance acquisitions or for other reasons in the future. The number of outstanding shares of our common stock that will be eligible for sale in the future is, therefore, likely to increase substantially. Persons receiving shares of our common stock in connection with these acquisitions or financings may be more likely to sell large quantities of their common stock, which may adversely affect the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than would otherwise be obtained. If our security holders sell substantial amounts of our common stock in the public market following this offering, the market price of our common stock could fall. These sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate and may require us to issue greater amounts of our common stock to finance acquisitions. Additional shares sold to finance acquisitions and conversions, exercises and exchanges of other securities for common stock may also dilute our earnings per share.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage, delay or prevent a takeover attempt.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits publicly-held Delaware corporations to which it applies from engaging in a “business combination” (generally including mergers, consolidations and sales of 10% or more of the corporation’s assets) with an “interested stockholder” (generally defined as a person owning 15% or more of the outstanding voting stock of the corporation, subject to certain exceptions) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. This provision could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.                PROPERTIES

We are headquartered in Deer Park, New York and operate manufacturing facilities in Deer Park, New York, Niagara Falls, New York, Anaheim, California, Montreal, Canada and Stoke-on-Trent, England. We also have sales offices in New York City and Markham, Ontario (Canada). The following table sets forth information about our real properties where our manufacturing, warehouse, sales and office space are located:

Location	Use	2006 Annual Rent		Owned/ Leased	Lease Termination Date		Size (Square Feet)
Deer Park, New York	Corporate headquarters,
	manufacturing and distribution	$348,960		Leased	July 31, 2009	(1)	44,500
Deer Park, New York	Warehouse	$27,075		Leased	March 31, 2007		3,500
Anaheim, California	Manufacturing and distribution	$69,120	(2)	Leased	December 31, 2007		8,000
Stoke-on-Trent, England	Manufacturing and distribution	$63,725	(3)	Leased	June 30, 2009		15,000
Montreal, Canada	Manufacturing and distribution	—		Owned	Not Applicable		7,800
Niagara Falls, New York	Manufacturing and distribution	$411,504	(4)	Leased	December 31, 2018		40,000
New York, New York	Sales	$154,611		Leased	December 31, 2007		4,600
Niagara Falls, New York.	Manufacturing	$30,179		Leased	January 31, 2007		5,250
New York, New York.	Sales and administration	$13,500	(5)	Leased	April 30, 2017	(7)	13,500
Markham, Ontario.	Sales and administration	$11,987	(6)	Leased	April 30, 2008	(6)	1,933

(1)           In January 2005, we exercised our option to extend the lease to July 31, 2009. The rent under the lease increases 4% annually commencing with each August payment.

(2)           Lease commenced January 1, 2005. The annual rent increases to $71,040 in 2007. The table above reflects the 2006 annual rent payments due for this lease.

(3)           Assumes a conversion rate of 1.82 U.S. Dollars to 1.00 British pound sterling.

(4)           Reflects the annual rent due in 2006. The rent increases each year throughout the lease.

(5)           On December 19, 2005, we entered into a lease (as tenant) with 41 Madison, L.P. (the “Landlord”) of certain space, for use as sales, marketing and executive offices. The lease will run for 10 years, 8 months, commencing upon the completion of the build-out of the space.

(6)           Assumes a conversion rate of .83 U.S. dollars to 1.00 Canadian dollar.

(7)           Estimated date based upon build-out schedule.

We believe that our manufacturing, warehouse and office facilities are suitable and adequate and afford sufficient capacity for our current and reasonably foreseeable future needs. We believe we have adequate insurance coverage for our properties and their contents.

ITEM 3.                LEGAL PROCEEDINGS

On April 21, 2005, Thermo-Ply, Inc., a Florida corporation, filed an action in the United States District Court for the Middle District of Florida (Tampa Division) against Silipos and four other defendants. The action asserts a claim for alleged infringement of U.S. Patent No. 6,231,617. Although not specifically identified by the claim, the Company believes that the claim, insofar as it relates to the Company, may be directed towards the Explorer Gel Liners manufactured, distributed and sold by Silipos. The Company is currently investigating the validity of this claim. Should the plaintiff be successful in pressing this claim, Silipos could be enjoined from making, using or selling the accused products and could also be assessed damages for the alleged infringement, which damages could be increased up to three times in the event the infringement is found to be willful, together with attorney fees and certain costs. The parties are discussing a settlement of the action although no assurance can be given that such discussions will lead to a settlement favorable to the Company. Pursuant to the Silipos stock purchase agreement, SSL has agreed to fund any of the Company’s obligations resulting from the settlement over $150,000, which the Company had accrued or paid as of December 31, 2005.

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

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.)  The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed. The demand for arbitration seeks an award of $400,000 and reserves the right to seek a higher award after completion of discovery. The Company and Silipos intend to vigorously defend the claim.

On or about February 23, 2006, Silipos commenced an action in New York State Supreme Court, New York County, against Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006. In the action, Silipos seeks, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that his termination by Silipos was for “cause” as defined in the employment agreement. Silipos is also seeking an aggregate of $12 million in compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. No assurance can be given that Silipos will be successful in recovering all or any portion of this amount. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaint and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. Silipos intends to vigorously defend these counterclaims.

Additionally, in the normal course of business, we may be subject to claims and litigation in the areas of general liability, including claims of employees, and claims, litigation or other liabilities as a result of acquisitions we have completed. The results of legal proceedings are difficult to predict and we cannot provide you with any assurance that an action or proceeding will not be commenced against us, or that we will prevail in any such action or proceeding. An unfavorable outcome of the arbitration proceeding commenced by Dr. Gerald P. Zook against us and Silipos, may adversely affect our rights to manufacture and/or sell certain products or raise the royalty costs of those certain products.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock, par value $0.02 per share, has been traded on The Nasdaq National Market since August 23, 2005 under the symbol “GAIT”. For more then two years prior thereto, our common stock was traded on the Nasdaq Small Cap Market. The following table sets forth the high and low bid prices for the common stock as reported on The Nasdaq Small Cap Market for the specified periods prior to August 23, 2005 and on the Nasdaq National Market on and after August 23, 2005.

The last reported sale price on March 15, 2006, was $4.00. On such date, there were approximately 229 holders of record of our common stock. This figure excludes all owners whose stock is held beneficially or in “street” name.

Year ended December 31, 2005	High	Low
First Quarter	$8.24	$6.53
Second Quarter	$8.00	$6.18
Third Quarter	$6.96	$4.33
Fourth Quarter	$5.49	$4.25

Year ended December 31, 2004	High	Low
First Quarter	$7.49	$3.48
Second Quarter	$9.20	$5.43
Third Quarter	$7.15	$5.41
Fourth Quarter	$8.15	$5.50

Dividend Policy

We have not declared any cash dividends on our common stock in the past, and we do not presently anticipate declaring or paying any cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings for use in our business. The payment of dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions on payment of dividends, if any, legal and regulatory restrictions on payment of dividends, and other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

On October 1, 2005, we issued 901 shares of our common stock as consideration for certain consulting services. The shares of common stock were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

On November 12, 2004, the Board of Directors approved a grant of 100,000 shares of restricted stock to Kanders & Company subject to certain performance conditions, which were satisfied in June 2005, provided Mr. Kanders has not resigned from the Board of Directors, all of which were originally scheduled to vest on November 12, 2007 and which would accelerate upon the death of Mr. Kanders, or the change of control of the Company. On December 20, 2005, the Board of Directors accelerated the vesting of the stock award subject to lock-up, confidentiality and non-competition agreements.

On December 20, 2005, the Company accelerated the vesting of a certain restricted stock award to W. Gray Hudkins originally granted in November 2004, subject to certain lock-up, confidentiality and non-

competition agreements. Mr. Hudkins surrendered 17,200 shares of such restricted stock to the Company to satisfy his obligation to reimburse the Company for withholding taxes payable by the Company on behalf of Mr. Hudkins.

ITEM 6.                SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and the related notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7. We derived the consolidated statements of operations data for the ten months ended December 31, 2001 and the year ended December 31, 2002, and the consolidated balance sheet data as of December 31, 2001, December 31, 2002 and December 31, 2003 from our audited financial statements not included in this Annual Report. We derived the consolidated statements of operations data for the years ended December 31, 2003, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004 and 2005 from our audited financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year ended Dec. 31, 2005	Year ended Dec. 31, 2004	Year ended Dec. 31, 2003	Year ended Dec. 31, 2002	Ten months ended Dec. 31, 2001
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$40,141	$30,127	$24,721	$18,677	$10,936
Operating (loss) income	(4,313)	1,177	764	(470)	139
Change in fair value of Put Option	1,750	605	—	—	—
Change in fair value of Protection Payment	—	(223)	—	—	—
(Loss) income before income taxes	(4,758)	532	161	(998)	73
Net (loss) income	(4,557)	375	(5)	(1,106)	70
Net (loss) income per common share:
Basic	(0.63)	0.09	—	(0.26)	0.02
Diluted	(0.63)	0.08	—	(0.26)	0.02
Weighted average number of common shares:
Basic	7,277	4,395	4,374	4,246	3,860
Diluted	7,277	4,793	4,374	4,246	4,307

	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Consolidated Balance Sheets:
Working capital	$9,204	$1,387	$7,434	$10,569	$16,655
Total assets	57,172	47,807	24,023	23,810	20,700
Long-term debt	2,700	24,847	14,589	15,389	14,589
Stockholders’ equity	33,181	5,215	3,775	3,112	3,866

As set forth in Item 1, Business, “Acquisition History”, we have completed three acquisitions since May 6, 2002. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Overview” and “Results of Operations,” for information regarding the effect of acquisitions on our results of operations.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Item 7 should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of specific events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in Item 1A, Risk Factors, and elsewhere in this Annual Report.

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

Our broad range of over 500 orthopedic products, including custom foot and ankle orthotic devices, pre-fabricated foot products, rehabilitation products, and gel-based orthopedic and prosthetics products, are designed to correct, protect, heal and provide comfort for the patient. Our line of over 50 skincare products, which include scar management products and gel-based therapeutic gloves and socks, is designed to improve skin appearance and transmit moisture agents, vitamins and nutrients to the skin.

Since February 2001, we have consummated the following three acquisitions:

•       Silipos. On September 30, 2004, we acquired Silipos, Inc., our largest acquisition to date, from SSL. Silipos is a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets. We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus. The aggregate consideration paid by us in connection with this acquisition was approximately $17.3 million, including transaction costs of approximately $2.0 million, paid in cash and notes.

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

•       Benefoot. On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. (together, “Benefoot”). Benefoot designs, manufactures and distributes custom orthotics, custom Birkenstock® sandals, therapeutic shoes, and prefabricated orthotic devices to healthcare professionals. We acquired Benefoot to gain additional scale in our core custom orthotics business as well as to gain access to complementary product lines. The aggregate consideration, including transaction costs, was approximately $7.9 million, of which approximately $5.6 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes, and approximately $0.5 million was paid through the issuance of 61,805 shares of common stock. In connection with this acquisition, we also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness which was paid at closing.

We sell our products directly to health care professionals and also to wholesale distributors. Custom orthotic products are primarily sold directly to health care professionals. Other products sold in our orthopedic business are sold both directly to health care professionals and to distributors. Products sold in our skincare business are sold primarily to wholesale distributors. Revenue from product sales is recognized at the time of shipment. Our most significant expense is cost of sales. Cost of sales consists of materials, direct labor and overhead, and related shipping costs. General and administrative expenses consist of executive, accounting and administrative salaries and related expenses, insurance, pension expenses, bank service charges, stockholder relations and amortization of identifiable intangible assets with definite lives. Selling expenses consist of advertising, promotions, commissions, conventions, postage, travel and entertainment, sales and marketing salaries and related expenses.

For the year ended December 31, 2005, we derived approximately 89% of our revenue from North America and approximately 11% of our revenue from outside North America. For each of the years ended December 31, 2004 and 2003, we derived approximately 90% of our revenue from North America, and approximately 10% of our revenue from outside North America. Of our revenue derived from North America for the year ended December 31, 2005, approximately 93% was generated in the United States and approximately 7% was generated from Canada. Of our revenue derived from North America for each of the years ended December 31, 2004 and 2003, approximately 92% and 93%, respectively, was generated in the United States and approximately 8% and 7%, respectively, was generated from Canada. On a pro forma basis, giving effect to our acquisition of Silipos as if it had occurred on the first day of the period, approximately 84% of our revenue for each of the years ended December 31, 2004 and 2003 would have been derived from North America, and approximately 16% of our revenue for each of these years, would have been derived from outside North America. On a pro forma basis, giving effect to our acquisition of Silipos as if had occurred on the first day of the period, for the years ended December 31, 2004 and 2003, approximately 79% and 80%, respectively, of our revenue would have been derived in the United States, and approximately 5% and 4%, respectively, would have been derived from Canada.

For the year ended December 31, 2005, we had a net loss of approximately $4,557,000, as compared to net income for the year ended December 31, 2004 of approximately $375,000. The principal reasons for the net loss were the non-cash stock award and stock option compensation expense recorded in 2005 of approximately $3,045,000 (including approximately $1,313,000 relating to the acceleration of vesting of certain stock options and stock awards in the fourth quarter of 2005), as compared to approximately $23,000 in 2004, the provision for impairment of $2,102,000 provided with respect to certain identifiable intangible assets recorded in 2005, and the increase in interest expense to approximately $2,692,000 in 2005, as compared to approximately $1,219,000 in 2004. The net loss for 2005 was partially offset by the non-cash gain on the expiration of the Put Option (as defined below) of $1,750,000 recorded in 2005, as compared to the non-cash gain on the change in the fair value of the Put Option of $605,000 recorded in 2004.

From January 1, 2002 to September 30, 2004, we had two reportable segments, custom orthotics and distributed products. As a result of the Silipos acquisition, beginning with the fourth quarter of 2004, we are reporting custom orthotics and distributed products as a single segment called orthopedics, and are reporting a new second segment called skincare. The orthopedics segment includes the orthopedic products of Silipos.

On a pro forma basis giving effect to our acquisition of Silipos as of the beginning of the relevant years, approximately 86% and 87% of our revenue, respectively, for the years ended December 31, 2004 and 2003 would have been derived from our orthopedics segment, and approximately 14% and 13% of our revenue, respectively, for these periods would have been derived from our new skincare segment.

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

Warranty Reserve.   Warranty reserves represent our estimate of future costs associated with our warranty of fabricated products and are based upon historical experience. The warranty reserve at December 31, 2002 was approximately $70,000. During the year ended December 31, 2003, we added approximately $405,000 to the reserve and charged the same amount against the reserve for costs incurred to complete warranty repairs. The warranty reserve at December 31, 2003 was $70,000. During the year ended December 31, 2004, we added approximately $332,000 to the reserve and charged approximately $332,000 against the reserve for costs incurred to complete warranty repairs. The warranty reserve at December 31, 2004 was $70,000. During the year ended December 31, 2005, we added approximately $290,000 to the reserve and charged $290,000. The warranty reserve at December 31, 2005 was $70,000. If future costs incurred were to differ from our estimates, we may need to increase or decrease our reserve.

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

Allowance for Doubtful Accounts.   Our allowance for doubtful accounts was 7.6% of accounts receivable at December 31, 2005 as compared to 5.1% of accounts receivable at December 31, 2004. Management believes that the overall allowance, as a percentage of accounts receivable at December 31, 2005 is appropriate based upon the consolidated collection and write-off history as well as the average age of the consolidated accounts receivable. The allowance for doubtful accounts at December 31, 2002 was approximately $125,000. During the year ended December 31, 2003, we added approximately $118,000 to the allowance based upon increased net sales and our review of the accounts receivable aging. We wrote off, net of recoveries, approximately $18,000 against the allowance. The allowance for doubtful accounts at December 31, 2003 was approximately $225,000. During the year ended December 31, 2004, we added approximately $172,000 to the allowance and wrote off, net of recoveries, approximately $17,000 against the allowance. As of December 31, 2004, the allowance for doubtful accounts was approximately $380,000. During the year ended December 31, 2005, we added approximately $151,000 to the allowance and wrote off approximately $101,000. At December 31, 2005, the allowance for doubtful accounts was approximately $430,000. If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.

Other Allowances.   The sales returns and allowances at December 31, 2002 were $28,000. In 2003, we added $40,000 to the allowance. The sales returns and allowances at each of December 31, 2005, 2004 and 2003 were $68,000. If actual sales returns and allowances were to differ from our estimates, we may need to increase or decrease our sales return and allowance.

Inventory Reserve.   At December 31, 2002, the inventory reserve for excess or obsolete inventory was approximately $220,000. In 2003, we provided approximately $129,000 as an additional reserve and charged approximately $39,000 to the reserve. The inventory reserve for excess or obsolete inventory at December 31, 2003 was approximately $310,000. During the year ended December 31, 2004, we added approximately $214,000 of additional reserves and wrote off approximately $155,000 in excess or obsolete inventory which was disposed of during the year. During 2004, we reviewed our inventory levels and aging relative to current and expected usage and determined the requirement for additions to the reserve. The inventory reserve for obsolete inventory at December 31, 2004 was approximately $369,000. During the year ended December 31, 2005, we added $453,000 of additional reserves and wrote off approximately $258,000 in excess or obsolete inventory which was disposed of during the year. The reserve for obsolete inventory was approximately $564,000 at December 31, 2005. If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory. Inventory write-downs represent the estimated loss of value of certain slow-moving inventory or inventory that has been damaged or spoiled. Inventory usage is analyzed using turnover analysis, and an allowance for obsolescence is provided when inventory quantity exceeds its normal cycle. The percentage of allowance is based upon actual usage, historical data and experience. Most of these reserves are associated with raw materials used in the fabrication process and either represent items no longer utilized in the process or significant excess inventory. Inventory for which a reserve has been provided was approximately $992,000 and approximately $1,175,000, on an original cost basis, at December 31, 2004 and December 31, 2005, respectively. Certain of the raw material inventory for which a reserve was provided has subsequently been used in fabrication, with the related reserve being reversed. However, we re-evaluate the reserve as of the end of each reporting period based upon the age of the existing inventory and the usage analysis..

Valuation Allowance—Deferred Tax Assets.   The valuation allowance relating to deferred tax assets was approximately $2,408,000 at December 31, 2002, which represented a full allowance against all net deferred tax assets except approximately $6,000 related to an alternative minimum tax carryforward. During the year ended December 31, 2003, the valuation allowance increased by approximately $17,000 to approximately $2,425,000 at December 31, 2003. During 2004, the valuation allowance was increased by approximately $143,000 to approximately $2,568,000. During 2005, the valuation allowance was increased by approximately $2,112,000 to approximately $4,680,000. We believe this valuation allowance is required because it is more likely than not that these deferred tax assets will not be realized.

Goodwill and Identifiable Intangible Assets.   Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (36.2% as of December 31, 2005 and 47.4% as of December 31, 2004) of our total assets.

We had no goodwill or other intangible assets prior to 2002. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.”  We adopted SFAS No. 142 effective January 1, 2002. As a result of the adoption of this standard, amortization of goodwill and certain intangible assets with indefinite lives has been discontinued. Instead, we review these assets for impairment on an annual basis.

During 2003, 2004 and 2005, impairment tests of goodwill and indefinite-lived identifiable intangible assets were performed in accordance with SFAS No. 142 and an evaluation of identifiable intangible assets with definite lives pursuant to SFAS No. 144. As the result of the impairment test completed as of October 1, 2005 in accordance with SFAS No. 142, we recognized a loss on impairment of identifiable intangibles with indefinite lives of $1,600,000 and recorded a loss on impairment of $502,000 with respect to identifiable intangible assets with definitive lives in accordance with SFAS No. 144.

Goodwill and identifiable intangible assets, net, at December 31, 2002 were approximately $3,186,000 and approximately $3,313,000, respectively. During the year ended December 31, 2003, goodwill increased by approximately $1,350,000, which represented goodwill of approximately $820,000 created by the Bi-Op acquisition and approximately $530,000 resulting from performance-based contingent consideration pursuant to the Benefoot acquisition. During 2003, we added $900,000 of identifiable intangible assets with definite lives, all of which related to the Bi-Op acquisition and recorded amortization expense of approximately $253,000. Goodwill and identifiable intangible assets, net, at December 31, 2003 were approximately $4,536,000 and approximately $3,960,000, respectively.

During 2004, goodwill increased by approximately $8,785,000, which represented the goodwill resulting from the Silipos acquisition of approximately $8,621,000 and the final payment of deferred performance based contingent consideration with respect to the Benefoot acquisition of approximately $164,000. Additionally, during 2004, we added $5,732,000 of identifiable intangible assets as a result of the Silipos acquisition and recorded amortization expense of approximately $349,000. Goodwill and identifiable intangible assets, net at December 31, 2004, were approximately $13,321,000 and approximately $9,343,000, respectively.

During the year ended December 31, 2005, goodwill increased by approximately $798,000. The increase was due to the payment of $900,000 as the full settlement of our obligation under the Silipos stock purchase agreement to pay SSL Holdings, Inc., $1 million if we did not acquire Poly-Gel by March 31, 2006, and which was accounted for under SFAS No. 141, “Business Combinations.” The payment was made on July 15, 2005. Additionally, we recorded professional fees of approximately $67,000 with respect to the acquisition, and a reduction to certain deferred assets and property and equipment totalling approximately $63,000. Goodwill decreased due to a $232,000 reduction in the purchase price paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by decreasing the $7,500,000 principal amount of 5.5% secured promissory note due March 31, 2006 issued to SSL (the “$7.5 Million Note”), and which is reflected herein. Goodwill and identifiable intangible assets, net, at December 31, 2005 were approximately $14,119,000 and approximately $6,604,000, respectively.

Results of Operations

The following tables present (i) selected consolidated statements of operations data, and (ii) selected consolidated statements of operations data as a percentage of net sales:

	Years ended December 31,
	2003	2004	2005
Consolidated Statements of Operations Data:
Net sales	$24,720,515	$30,126,759	$40,141,498
Cost of sales	16,049,790	18,022,532	22,222,934
Gross profit	8,670,725	12,104,227	17,918,564
General and administrative expenses	4,775,142	5,927,808	12,257,046
Selling expenses	3,131,197	4,950,947	7,402,843
Research and development expenses	—	48,694	469,971
Provision for impairment of identifiable intangible assets	—	—	2,102,000
Operating (loss) income	764,386	1,176,778	(4,313,296)
Other income (expense):
Interest income	157,522	174,261	443,996
Interest expense	(836,273)	(1,219,427)	(2,692,209)
Change in fair value of Put Option	—	605,000	1,750,000
Change in fair value of Protection Payment	—	(223,000)	—
Other	75,798	18,859	53,081
Other expense, net	(602,953)	(644,307)	(445,132)
(Loss) income before income taxes	161,433	532,471	(4,758,428)
Provision for (benefit from) income taxes	166,904	157,683	(201,160)
Net (loss) income	$(5,471)	$374,788	$(4,557,268)

	Years ended December 31,
	2003	2004	2005
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.9	59.8	55.4
Gross Profit	35.1	40.2	44.6
General and administrative expenses	19.3	19.7	30.5
Selling expenses	12.7	16.4	18.4
Research and development expenses	—	.2	1.2
Provision for impairment of identifiable intangible assets	—	—	5.2
Operating (loss) income	3.1	3.9	(10.7)
Other income (expense):
Interest income	.6	.6	1.1
Interest expense	(3.4)	(4.0)	(6.7)
Change in fair value of Put Option	—	2.0	4.4
Change in fair value of Protection Payment	—	(.7)	—
Other	.3	.1	.1
Other expense, net	(2.4)	(2.1)	(1.1)
(Loss) income before income taxes	.7	1.8	(11.9)
Provision for (benefit from) income taxes	.7	.5	(.5)
Net (loss) income	—%	1.2%	(11.4)%

Years Ended December 31, 2005 and 2004

Net loss for the year ended December 31, 2005 was approximately $(4,557,000), or $(.63) per share on a fully diluted basis, as compared to net income of approximately $375,000, or $.08 per share on a fully diluted basis for the year ended December 31, 2004. The principal reasons for the net loss were the impairment with respect to certain identifiable intangible assets with indefinite lives totalling $1,600,000, and the impairment of certain identifiable intangible assets with definite lives of $502,000. Additionally, we realized non-cash compensation expense with respect to certain stock awards (approximately $742,000) and stock options (approximately $2,303,000) granted totalling approximately $3,045,000, approximately $1,313,000 of which was attributable to our acceleration of vesting of such stock awards and stock options. These items were partially offset by the non-recurring non-cash gain of $1,750,000 from the change in the fair value of the Put Option (as hereinafter defined) that we assumed in connection with our acquisition of Silipos. The Put Option is contained in the supply agreement between Silipos and Poly-Gel, L.L.C. (“Poly-Gel”) dated August 20, 1999, which we assumed in connection with the Silipos acquisition. The supply agreement provided that Poly-Gel had the option (the “Put Option”) to cause Silipos to purchase the assets or shares of Poly-Gel at a purchase price, payable in cash, of 1.5 times Poly-Gel’s revenues in the 12-month period prior to the exercise of the Put Option. At September 30, 2004, the fair value of the Put Option was $2,355,000. At December 31, 2004, the fair value of the Put Option was $1,750,000. The Put Option expired unexercised on February 16, 2005 in accordance with its terms. In late 2004, we engaged in discussions with Poly-Gel regarding our possible acquisition of Poly-Gel. However, these discussions were terminated and we did not acquire Poly-Gel. We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004, as a non-cash gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004, and as described above, we recorded the expiration of the Put Option as an additional non-cash gain of $1,750,000 during the three months ended March 31, 2005. The results for the year ended December 31, 2005 also reflect the impact of the following events on our historic business resulting from our acquisition and integration of Silipos: interest expense incurred with respect to debt issued in connection with the Silipos acquisition of approximately $842,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing-rate debt and the Protection Payment, net of the realization of the Refund Provision, as described below) in the $7.5 Million Note. Additionally, the results were impacted by  an increase in professional fees of approximately $1,245,000; an increase of approximately $719,000 associated with stock-based compensation (stock award) (including approximately $431,000 relating to the acceleration of the vesting of the stock awards); an increase in severance compensation and related legal reserves of $372,000; an increase in stock option compensation of approximately $2,303,000, approximately $1,257,000 of which related to stock options for consulting services and approximately $1,046,000 of which related to a modification to a stock option agreement, (including approximately $882,000 relating to the acceleration of the vesting of the stock options for consulting services); an increase in amortization expense of approximately $288,000 associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition; and an increase of approximately $141,000 of depreciation. Additionally, during the year ended December 31, 2005, we recorded approximately $572,000 as the write-off of the unamortized debt discount in connection with the repayment of the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “Subordinated Notes”), and approximately $58,000 as the write-off of the related debt placement fees (both of which were included in interest expense in the consolidated statements of operations).

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

Net sales for the year ended December 31, 2005 were approximately $40,141,000, as compared to approximately $30,127,000 for the year ended December 31, 2004, an increase of approximately $10,014,000, or approximately 33.2%. The principal reason for the increase was the net sales of approximately $17,505,000 in 2005 generated by Silipos, as compared to $5,558,000 generated by Silipos in 2004 (which was acquired on September 30, 2004 and thus only contributed to the 2004 results for one quarter), partially offset by a decline in net sales of approximately $1,933,000 in our historic business. The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $35,641,000 in the year ended December 31, 2005, as compared to approximately $27,947,000 in the year ended December 31, 2004, an increase of approximately $7,694,000, or approximately 27.5%. This increase was due to the net sales increase of approximately $9,627,000 from the orthopedic segment of Silipos, offset by a reduction in net sales in our historic business of approximately $1,933,000.

Within the orthopedic segment, net sales of custom orthotics for the year ended December 31, 2005 were approximately $17,347,000, as compared to approximately $18,836,000 for the year ended December 31, 2004, a decrease of approximately $1,489,000. Net sales of ankle-foot orthoses (“AFO’s”) increased from approximately $1,571,000 in the year ended December 31, 2004, to approximately $1,696,000 in the year ended December 31, 2005. However, these increases were more than offset by a decrease in our other custom foot orthotic sales (exclusive of revenue from AFO’s) of approximately $1,614,000, from approximately $17,265,000 in the year ended December 31, 2004, to approximately $15,651,000 in the year ended December 31, 2005.

Net sales of historic distributed products for the year ended December 31, 2005 were approximately $5,289,000, as compared to approximately $5,733,000 for the year ended December 31, 2004, a decrease of approximately $444,000, or approximately 7.7%. This decrease was attributable to a decrease in sales of certain distributed products, including shoes and PPT®, a proprietary shock absorption cushion product used, among other things, in the fabrication of insoles, and shoes.

Net sales of Silipos branded orthopedic products were approximately $13,005,000 in the year ended December 31, 2005, as compared to approximately $3,378,000 in the year ended December 31, 2004. The 2005 sales represents the full year effect of the Silipos acquisition whereas the 2004 net sales represent only sales of Silipos following our acquisition of Silipos on September 30, 2004.

Through Silipos, we generated net sales of approximately $4,500,000 in our skincare segment in the year ended December 31, 2005, as compared to $2,180,000 in the year ended December 31, 2004. We had skincare sales in the year ended December 31, 2004 for only the last three months of the year, following our acquisition of Silipos on September 30, 2004. Net sales in the skincare segment represented approximately 25.7% of Silipos’ sales for the year ended December 31, 2005, and represented approximately 11.2% of our total net sales for the year ended December 31, 2005. The cost of sales associated with skincare was approximately $1,880,000, or approximately 41.8% of net sales in our skincare segment, resulting in a gross profit of approximately 58.2%.

Cost of sales, on a consolidated basis, increased approximately $4,200,000, to approximately $22,223,000 in the year ended December 31, 2005, as compared to approximately $18,023,000 in the year ended December 31, 2004. This increase was primarily attributable to the increase in cost of sales incurred by Silipos of approximately $4,558,000 in the year ended December 31, 2005, offset by a decrease in cost of sales in our historic business of approximately $358,000, which was attributable to a decrease in net sales, partially offset by an increase in overhead and certain material costs.

Cost of sales in the orthopedic segment was approximately $20,343,000, or approximately 57.1% of orthopedic net sales in the year ended December 31, 2005, as compared to approximately $17,129,000, or approximately 61.3% of orthopedic net sales in the year ended December 31, 2004. The reason for the increase in the cost of sales was the cost of sales related to the Silipos’ products, which nevertheless generated higher gross profit.

Cost of sales for custom orthotics were approximately $12,359,000, or approximately 71.2% of net sales of custom orthotics for the year ended December 31, 2005, as compared to approximately $12,346,000, or approximately 65.5% of net sales of custom orthotics for the year ended December 31, 2004. Cost of sales of historic distributed products were approximately $3,175,000, or approximately 60.0% of net sales of distributed products in the historic business for the year ended December 31, 2005, as compared to approximately $3,546,000, or approximately 61.9% of net sales of distributed products in the historic business for the year ended December 31, 2004.

Cost of sales for Silipos branded orthopedic products were approximately $4,809,000, or approximately 37.0% of net sales of Silipos branded orthopedic products of approximately $13,005,000 in the year ended December 31, 2005, as compared to approximately $1,237,000, or approximately 36.6% of net sales of Silipos branded orthopedic products of approximately $3,378,000 in the year ended December 31, 2004.

Cost of sales for skincare products were approximately $1,880,000, or approximately 41.8% of net sales of skincare products of approximately $4,500,000 in the year ended December 31, 2005, as compared to approximately $894,000, or approximately 41.0% of net sales of skincare products of approximately $2,180,000 in the year ended December 31, 2004.

Consolidated gross profit increased approximately $5,814,000, or approximately 48%, to approximately $17,918,000 for the year ended December 31, 2005, as compared to approximately $12,104,000 for the year ended December 31, 2004. Consolidated gross profit as a percentage of net sales for the year ended December 31, 2005 was approximately 44.6%, as compared to approximately 40.2% for the year ended December 31, 2004. The principal reason for the increase in consolidated gross profit was the gross profit contribution from Silipos of approximately $10,816,000 for the year ended December 31, 2005. Silipos’ consolidated gross profit as a percentage of its net sales for the year ended December 31, 2005 was approximately 61.8%, which includes both orthopedics and skincare. Excluding Silipos, our gross profit as a percentage of net sales was approximately 31.4% for the year ended December 31, 2005, reflecting a decrease from a gross profit of approximately 35.3% for the year ended December 31, 2004.

Gross profit for the orthopedic segment was approximately $15,298,000, or approximately 42.9% of net sales of the orthopedic segment in the year ended December 31, 2005, as compared to approximately $10,818,000, or approximately 38.7% of net sales of the orthopedic segment in the year ended December 31, 2004.

Gross profit for custom orthotics was approximately $4,988,000, or approximately 28.8% of net sales of custom orthotics for the year ended December 31, 2005, as compared to approximately $6,490,000, or approximately 34.5% of net sales of custom orthotics for the year ended December 31, 2004. Gross profit for our historic distributed products was approximately $2,114,000, or approximately 40.0% of net sales of distributed products in the historic business for the year ended December 31, 2005, as compared to approximately $2,187,000, or approximately 38.1% of net sales of distributed products in the historic business for the year ended December 31, 2004. The decrease in gross profit in custom orthotics was attributable to increases in certain overhead expenses, as well as a slight increase in certain material prices. The slight decrease in gross profit in distributed products from our historical business was attributable to a decrease in the net sales of historic distributed products.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $8,196,000, or approximately 63.0% of net sales of Silipos’ branded orthopedic products, as compared to $2,141,000, or approximately 63.4% of net sales of Silipos’ branded orthopedic products for the year ended December 31, 2004. The gross profit was enhanced by our decision to manufacture our own gel products used in production. Such products were previously purchased from Poly-Gel pursuant to the supply agreement between Silipos and Poly-Gel.

Gross profit generated by our skincare segment was approximately $2,620,000, or approximately 58.2% of net sales in the skincare segment for the year ended December 31, 2005, as compared to $1,286,000, or approximately 59.0% of net sales in the skincare segment for the year ended December 31, 2004.

General and administrative expenses for the year ended December 31, 2005 were approximately $12,257,000, or approximately 30.5% of net sales, as compared to approximately $5,928,000, or approximately 19.7% of net sales for the year ended December 31, 2004, representing an increase of approximately $6,329,000. Silipos generated approximately $1,539,000 of general and administrative expenses in the year ended December 31, 2005, which included legal fees totalling $333,000 ($150,000 with respect to the Thermo-Ply litigation), as compared to $307,000 in the year ended December 31, 2004, which represents the full year effect of Silipos’ operations in 2005. The principal reason for the remaining increase of $5,145,000 was due to an increase in stock option compensation (approximately $2,303,000, approximately $1,257,000 of which related to stock options for consulting services and approximately $1,046,000 of which related to a modification to a stock option agreement), an increase in stock-based compensation (approximately $719,000), an increase in severance and related legal reserves ($372,000), an increase in professional fees (approximately $1,245,000), an increase in amortization expense associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition (approximately $288,000), an increase in depreciation expense (approximately $141,000), and a write off of certain other assets totalling $166,000.

Selling expenses increased approximately $2,452,000, or approximately 49.5%, to approximately $7,403,000 for the year ended December 31, 2005, as compared to approximately $4,951,000 for the year ended December 31, 2004. Selling expenses as a percentage of net sales were approximately 18.4 % and 16.4% for the years ended December 31, 2005 and 2004, respectively. Silipos incurred approximately $4,005,000 of selling expenses in the year ended December 31, 2005, as compared to approximately $1,816,000 of selling expenses for the year ended December 31, 2004, and selling expenses in our historic business increased by approximately $263,000, from approximately $3,135,000 in the year ended December 31, 2004, to approximately $3,398,000 in the year ended December 31, 2005. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our historic business. We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses. Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

Research and development expense was approximately $470,000 in the year ended December 31, 2005, compared to approximately $49,000 in the year ended December 31, 2004. This was attributable primarily to the fact that all of the research and development expense is incurred by Silipos, which we owned for only one quarter in 2004. Additionally, we, through Silipos, undertook several initiatives in 2005 that were not in place in 2004.

During 2003, 2004 and 2005, the Company performed impairment tests of goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, and evaluation of the useful lives of acquired intangible assets subject to amortization were performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result of the impairment test completed as of October 1, 2005, we recognized a loss on impairment of identifiable intangible assets with indefinite lives of $1,600,000 and recorded a loss on impairment of $502,000 with respect to identifiable intangible assets with definitive lives.

Interest expense was approximately $2,692,000 for the year ended December 31, 2005, as compared to approximately $1,219,000 for the year ended December 31, 2004, an increase of approximately $1,473,000. The principal reasons for the increase in 2005 were:

(i)            Nominal interest expense of approximately $547,000 in the year ended December 31, 2005 associated with the various components of the acquisition indebtedness incurred in connection with the Silipos acquisition, which closed on September 30, 2004, of which $5.5 million was repaid in June 2005 and $10.5 million was repaid in July 2005, as compared to $242,000 in the year ended December 31, 2004;

(ii)        Interest recorded with respect to a capital lease assumed in the Silipos acquisition, which     totaled approximately $443,000 in the year ended December 31, 2005, as compared to $111,000 in the year ended December 31, 2004;

(iii)    Interest amortization of the estimated fair value of the warrants (debt discount) issued in connection with the Subordinated Notes, which aggregated approximately $106,000, and the amortization of the related debt placement costs of approximately $12,000 in the year ended December 31, 2005, as compared to $57,000 and $6,000, respectively for the year ended December 31, 2004;

(iv)      Amortization of interest expense of approximately $677,000 (net of the $100,000 discount provided as part of the settlement) associated with the increasing-rate debt and interest costs related to the Protection Payment included in the $7.5 Million Note (see Note 7, “Long-term Debt”); and

(v)          The write-off of approximately $572,000 of unamortized debt discount and the write-off of approximately $58,000 of the related debt placement costs, discussed in (iii) above, in connection with the repayment of the Subordinated Notes.

These amounts were partially offset by the realization of the call option of $500,000, which was recorded as a reduction in interest expense for the year ended December 31, 2005.

These amounts were further offset by a reduction in interest expense associated with the $800,000 principal amount of 4% promissory notes issued by us in 2002 in connection with our acquisition of Benefoot (the “Benefoot Notes”), which were outstanding for part of the 2004 period, and which were repaid in May 2004.

We recorded a reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004 from September 30, 2004 as a non-cash gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. We recorded the expiration of the Put Option on February 16, 2005 as an additional non-cash gain of $1,750,000 from the change in the estimated fair value of the Put Option in the three months ended March 31, 2005 which was included in the statement of operations for the year ended December 31, 2005.

The (benefit from) provision for income taxes was approximately $(201,000) in the year ended December 31, 2005, as compared to $158,000 in the year ended December 31, 2004. In 2005, we provided for current foreign income taxes of approximately $113,000 and a deferred income tax benefit totalling approximately $314,000 (approximately $22,000 of which relates to foreign taxes). In the year ended December 31, 2004, we provided deferred income expense of $154,000 and a foreign tax provision of $4,000.

Years ended December 31, 2004 and 2003

Net income for the year ended December 31, 2004, was approximately $375,000, or $.08 per share on a fully diluted basis, as compared to a net loss of approximately $(5,000), or $(.00) per share on a fully diluted basis for the year ended December 31, 2003, an increase of approximately $380,000. The principal reason for the increase in net income was the contribution from Silipos in the fourth quarter of approximately $1,337,000 of pretax income which included the non-cash gain of $605,000 from the change in the fair value of the Put Option (as hereinafter defined) we assumed in connection with our acquisition of Silipos. We became liable under an obligation in the supply agreement between Silipos and Poly-Gel dated August 20, 1999, under which Poly-Gel had the option (the “Put Option”) to cause Silipos to purchase the assets or shares of Poly-Gel at a purchase price, payable in cash, of 1.5 times Poly-Gel’s revenues over the 12 month period prior to the exercise of the Put Option. At September 30, 2004, the fair value of the Put Option was approximately $2,355,000. At December 31, 2004, the fair value of the Put Option was approximately $1,750,000. The Put Option expired unexercised on February 16, 2005 in accordance with its terms, and we have terminated all discussions with Poly-Gel regarding our possible acquisition of Poly-Gel, and we do not expect to acquire Poly-Gel. We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 as a gain from the change in estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. Our historic business generated a pretax loss of approximately $805,000 in 2004, as compared to pretax income of approximately $161,000 in 2003. The principal reason for the net loss in our historic business was a decrease in net sales and corresponding gross profit, partially offset by cost containment measures undertaken in 2004, as compared to 2003, all of which is discussed below. Additionally, the 2004 operating results for the historic business reflect the change in the fair value of the protection payment associated with the $7.5 Million Note and the $3.0 Million Note issued to SSL in connection with the Silipos acquisition, which resulted in an expense of $223,000, the interest expense incurred with respect to debt issued in connection with the Silipos acquisition of approximately $305,000 (including related warrants and debt placement cost amortization), and the increase in amortization expense of approximately $96,000 associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition.

We reported our operations in two segments, custom orthotics and distributed products through September 30, 2004. Beginning October 1, 2004, we are reporting our operations in two segments, orthopedics and skincare. Both the custom orthotics business and the distributed products business are now included in the orthopedic segment for reporting purposes.

Net sales for the year ended December 31, 2004 were approximately $30,127,000, as compared to approximately $24,721,000 for the year ended December 31, 2003, an increase of approximately $5,406,000 or approximately 21.9%. The principal reason for the increase was the net sales of approximately $5,558,000 generated by Silipos (which was acquired as of September 30, 2004) in the fourth quarter of 2004, partially offset by a decline in net sales of approximately $152,000 in our historic business. The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $27,947,000 for the year ended December 31, 2004, as compared to approximately $24,721,000 for the year ended December 31, 2003, an increase of approximately $3,226,000, or approximately 13.0%. This increase was due to approximately $3,378,000 of net sales generated by the orthopedic segment of Silipos, offset by a reduction in net sales in our historic business of approximately $152,000.

Within the orthopedic segment, net sales of custom orthotics for the year ended December 31, 2004 were approximately $18,836,000, as compared to approximately $19,031,000 for the year ended December 31, 2003, a decrease of approximately $195,000. Shipping revenue related to our sales of custom orthotics increased due to a domestic initiative to pass the cost of shipping to the customers. As a result of the domestic shipping initiative, we generated shipping revenue on orthotics of approximately $938,000 in

2004, as compared to approximately $725,000 in 2003. Net sales of AFO’s also increased from approximately $1,290,000 in 2003, to approximately $1,571,000 in 2004, and net sales of our First Choice™ line of orthotics increased from approximately $889,000 in 2003, to approximately $1,234,000 in 2004. However, these increases were more than offset by a decrease in our other custom foot orthotic sales (exclusive of revenues from shipping, AFO’s and First Choice) of approximately $1,034,000, from approximately $16,127,000 in 2003, to approximately $15,093,000 in 2004. In 2004, we raised custom foot orthotic prices by approximately 5% (including shipping); however, we had a loss in sales unit volume of approximately 11% as a result of the price increase.

Net sales of distributed products for the year ended December 31, 2004 were approximately $5,733,000, as compared to approximately $5,690,000 for the year ended December 31, 2003, an increase of approximately $43,000, or approximately 0.8%. The increase was due to an increase in sales of certain distributed products including PPT (which increased approximately $279,000 (excluding related shipping revenue) or approximately 24.5%), which was partially offset by a reduction in the sale of therapeutic shoes. This decrease was primarily due to a 10% price decrease for therapeutic shoes, which was intended to stimulate sales; however, there was an approximate 5% reduction in sales unit volume due to continued competitive pressure and an approximate 6% reduction in sales unit volume due to a discontinuation of a direct-to-consumer shoe program in early 2004.

Net sales of Silipos branded orthopedic products were approximately $3,378,000 in the fourth quarter of 2004. Related cost of sales were approximately $1,237,000, or approximately 36.6%, resulting in a gross profit of approximately 63.4%.

We, through Silipos, generated net sales of approximately $2,180,000 in its skincare segment. Such net sales were approximately 39.2% of Silipos’ sales for the period we owned Silipos, and represented 18.9% of our total net sales since we acquired Silipos. The cost of sales associated with skincare was approximately $894,000, or approximately 41.0% of net sales in our skincare segment, resulting in a gross profit of approximately 59.0%.

Cost of sales increased approximately $1,973,000, to approximately $18,023,000 for the year ended December 31, 2004, as compared to approximately $16,050,000 for the year ended December 31, 2003. This increase was primarily attributable to the cost of sales contributed by Silipos of approximately $2,131,000 in the fourth quarter of 2004, offset by a decrease in cost of sales in the historic business of approximately $158,000, which was attributable to a decrease in net sales and our focus on cost containment measures.

Cost of sales in the orthopedic segment were approximately $17,129,000, or approximately 61.3% of orthopedic net sales in the year ended December 31, 2004, as compared to approximately $16,050,000, or approximately 64.9% of orthopedic net sales in the year ended December 31, 2003. The reason for the increase in the cost of sales was the cost of sales related to the Silipos’ products.

Costs of sales for custom orthotics were approximately $12,346,000, or approximately 65.5% of net sales of custom orthotics for the year ended December 31, 2004, as compared to approximately $12,910,000, or approximately 67.8% of net sales of custom orthotics for the year ended December 31, 2003. Cost of sales of distributed products were approximately $3,546,000, or approximately 61.9% of net sales of distributed products in the historic business for the year ended December 31, 2004, as compared to approximately $3,140,000, or approximately 55.2% of net sales of distributed products in the historic business for the year ended December 31, 2003.

Cost of sales for Silipos’ branded orthopedic products were approximately $1,237,000, or approximately 36.6% of net sales of Silipos’ branded orthopedic products of approximately $3,378,000.

Cost of sales for skincare products were approximately $894,000, or approximately 41.0% of net sales of skincare products of approximately $2,180,000.

Gross profit increased approximately $3,433,000, or approximately 39.6%, to approximately $12,104,000 for the year ended December 31, 2004, as compared to approximately $8,671,000 in 2003. Gross profit as a percentage of net sales for the year ended December 31, 2004 was approximately 40.2%, as compared to approximately 35.1% for the year ended December 31, 2003. The principal reason for the increase in gross profit was the approximately $3,427,000 gross profit contribution of Silipos. Silipos’ gross profit as a percentage of its net sales for the period during which we owned Silipos was approximately 61.7%, which includes both orthopedics and skincare. Excluding Silipos, our gross profit as a percentage of net sales was approximately 35.3%, reflecting a slight increase over a gross profit of approximately 35.1% in 2003.

Gross profit for the orthopedic segment was approximately $10,818,000, or approximately 38.7% of net sales of the orthopedic segment in the year ended December 31, 2004, as compared to approximately $8,671,000, or approximately 35.1% of net sales in the year ended December 31, 2003.

Gross profit for custom orthotics was approximately $6,490,000 during the year ended December 31, 2004, as compared to approximately $6,121,000 for the year ended December 31, 2003. Gross profit for distributed products was approximately $2,187,000 for the year ended December 31, 2004, as compared to approximately $2,550,000 for the year ended December 31, 2003. The increase in gross profit as a percentage in net sales of custom orthotics from approximately 32.2% in 2003, to approximately 34.5% in 2004, was attributable to an approximate 5% price increase in custom orthotics (including shipping charges), and an increase in the sale of ankle-foot orthotics, which have a higher gross profit than other custom orthotics, offset by an approximate 11% reduction in the sales unit volume of custom orthotics. The sales unit volume declined due to the price increase. The decrease in gross profit percentage in distributed products from our historical business, from approximately 44.8% in 2003, to approximately 38.1% in 2004, was attributable to an approximate 10% price decrease in the therapeutic shoe program and an approximate 8% reduction in the sales unit volume, partially offset by an increase in the sale of other distributed products, which include PPT, which has a higher profit margin, but lower unit sales volume, than the therapeutic shoe program. The price decrease for the therapeutic shoe program was designed to stimulate sales; however, there was an approximate 5% reduction in sales unit volume due to continued competitive pressure and an approximate 6% reduction in sales unit volume due to the discontinuation of a direct-to-consumer shoe program in early 2004. Additionally, in the aggregate, gross profit as a percentage of net sales increased principally due to lower labor costs and lower manufacturing overhead, partially offset by increases in certain product costs. The lower labor costs and lower manufacturing overhead, resulting in a higher gross profit percentage, which we expect to benefit from in the future, was the result of cost containment measures undertaken in 2004 and described in the cost-of-sales analysis above. The cost containment measures included a reduction in staff of approximately 6%, and a decrease in overtime required, which was consistent with the reduction in sales unit volume in the custom orthotics segment.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $2,141,000, or approximately 63.4% of net sales of Silipos’ branded orthopedic products. The gross profit was enhanced by our decision to manufacture its own gel products used in production. Such products were previously purchased from an unrelated supplier.

Gross profit generated by our skincare segment was approximately $1,286,000, or approximately 59.0% of net sales in the skincare segment. The gross profit was in line with our expectations when we acquired Silipos.

General and administrative expenses for the year ended December 31, 2004 were approximately $5,928,000, or approximately 19.7% of net sales, as compared to approximately $4,775,000, or approximately 19.3% of net sales for the year ended December 31, 2003, representing an increase of approximately $1,153,000. Silipos generated approximately $307,000 of general and administrative expenses in the fourth quarter of 2004. Additionally, in 2004, we took a charge of approximately $292,000 with respect to transaction costs associated with the abandoned acquisition of Poly-Gel. Further, we incurred a charge of approximately $65,000 for capital-based franchise taxes as a result of the acquisition of Silipos. We recognized approximately $96,000 of amortization in connection with identifiable intangible assets with definitive lives acquired in the Silipos transaction. Finally, we incurred increased costs (depreciation of approximately $148,000) associated with the acquisition and implementation of a new information technology platform, as well as increases in professional fees (approximately $75,000) and insurance expense (approximately $49,000) in connection with compliance with the Sarbanes Oxley Act of 2002, and the revised listing requirements of The Nasdaq Stock Market, which costs are expected to remain at such levels.

Selling expenses increased approximately $1,820,000, or approximately 58.1%, to approximately $4,951,000, for the year ended December 31, 2004, as compared to approximately $3,131,000 for the year ended December 31, 2003. Selling expenses as a percentage of net sales were approximately 16.4% for the year ended December 31, 2004, as compared to approximately 12.7% for the year ended December 31, 2003. Silipos contributed approximately $1,816,000 of selling expenses in the fourth quarter of 2004, which comprised substantially all of the increase in selling expenses for the year ended December 31, 2004 over the year ended December 31, 2003. Silipos, which sells to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our historic business. We will continue to closely monitor selling expenses in our historic business, i.e., custom orthotics and distributed products business. Additionally, we expect to rationalize the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

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

(ii)        The interest recorded with respect to the capital lease assumed in the Silipos acquisition, which totaled approximately $111,000 in 2004; and

(iii)    The interest amortization of the estimated fair value of the warrants issued in connection with the Subordinated Notes, which aggregated approximately $57,000 and the amortization of the related debt placement costs of approximately $6,000.

These amounts were partially offset by the final repayment in May 2004 of $800,000 outstanding under our 4% promissory notes issued in 2002 in connection with our acquisition of Benefoot (the “Benefoot Notes”), which were outstanding for only part of the year.

At September 30, 2004, the fair value of the Put Option was approximately $2,355,000. At December 31, 2004, the fair value of the Put Option was approximately $1,750,000. The Put Option expired unexercised on February 16, 2005. We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 as a gain from the change in estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. We will record the expiration of the Put Option in the first quarter of 2005 as an additional gain of $1,750,000 from the change in the estimated fair value of the Put Option.

Additionally, we recorded $223,000 as additional expense to reflect a change in the fair value of our obligation under the $7.5 Million Note and $3.0 Million Note to pay a $500,000 yield enhancement on March 31, 2005 or increase, effective April 1, 2005, by $1,000,000 the principal amount of $7.5 Million Note issued to SSL in connection with the Silipos acquisition (the $500,000 yield enhancement or the $1,000,000 increase in principal are each referred to as the “Protection Payment”). See “—Long-term Debt”.

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

Liquidity and Capital Resources

Working capital as of December 31, 2005 was approximately $9,204,000, as compared to approximately $1,387,000 as of December 31, 2004. Cash balances at December 31, 2005 were approximately $18,829,000, an increase of approximately $14,919,000, from approximately $3,910,000 at December 31, 2004. The increase in working capital at December 31, 2005 is attributable to the receipt of the proceeds from the underwritten public offering of stock totalling approximately $33,975,000, less expenses paid to date of approximately $4,665,000, the repayment of the $7.5 Million Note and the $3.0 Million Note plus interest (including the Protection Payment, net of the Refund Provision), the payment of $900,000 to satisfy our obligation under the Silipos purchase agreement, and cash payments for purchases of property and equipment of approximately $990,000. The increase in cash at December 31, 2005, as compared to December 31, 2004, is primarily attributable to the remaining net proceeds from the public offering.

Net cash provided by operating activities was approximately $3,867,000 for the year ended December 31, 2005. Net cash provided by operating activities was approximately $648,000 in the year ended December 31, 2004. Net cash provided by operations in the year ended December 31, 2005 resulted from decreases in accounts receivable, inventory and prepaid expenses, and an increase in accounts payable and other current liabilities. The net cash used in operating activities in the year ended December 31, 2004 resulted primarily from increases in inventory levels, and prepaid expenses and other current assets, and increases in accounts receivable and a decrease in accounts payable and other current liabilities.

Net cash used in investing activities in the year ended December 31, 2005 was approximately $2,328,000. Net cash used in investing activities was approximately $6,994,000 in the year ended December 31, 2004. Net cash used in investing activities in the year ended December 31, 2005 reflects the cash payment for amounts related to the acquisition of Silipos of approximately $1,277,000, of which $900,000  represents the settlement of the obligation under the Silipos stock purchase agreement to pay SSL $1 million if we did not acquire Poly-Gel before March 31, 2006,  and purchases of property and equipment of approximately $990,000, principally the investment in our new information technology platform, partially offset by the sale of certain property and equipment of approximately $70,000. Net cash used in investing activities in the year ended December 31, 2004 represented the cash utilized to purchase Silipos (net of cash acquired) of $5,331,000, the investment in property and equipment of approximately

$1,198,000, principally our new information technology platform, and approximately $466,000, which represented the payment of certain deferred contingent consideration with respect to the Benefoot transaction.

We generated cash flows from financing activities of approximately $13,406,000, which represents the gross proceeds from the public offering of common stock of approximately $33,975,000, less expenses paid through December 31, 2005 of approximately $4,665,000, less the repayment of the Subordinated Notes ($5.5 million) plus interest, the $7.5 Million Note plus interest, and the $3.0 Million Note plus interest. Net cash from financing activities was approximately $4,702,000 in the year ended December 31, 2004 which reflects the proceeds from the issuance of the Subordinated Notes, $1,600 received from the exercise of stock options, and the repayment of the $800,000 promissory notes issued in connection with the Benefoot acquisition in May 2004.

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

Pursuant to the terms of our outstanding $7.5 Million Note, on March 15, 2005 we notified SSL, the holder of the $7.5 Million Note, of our election to increase the principal amount of such note, effective as of April 1, 2005, by $1,000,000 rather than make an additional payment of $500,000 by March 31, 2005. On March 31, 2005, we entered into a Settlement Agreement and limited release with SSL, pursuant to which the purchase price of Silipos was reduced by $232,000. The reduction in the purchase price was satisfied by a reduction in the principal balance of the $7.5 Million Note. The $7.5 Million Note, which had a revised face value of $8,268,000, was scheduled to mature on March 31, 2006.

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

Under the terms of the Silipos stock purchase agreement, if we do not acquire Poly-Gel prior to March 31, 2006, and the amount of any liabilities for Potential Poly-Gel Claims does not exceed $2,500,000, we were obligated to pay SSL $1,000,000, plus an amount not to exceed $500,000, for certain costs, if incurred by SSL, in defense of any such Potential Poly-Gel Claims. As part of the settlement of the $7.5 Million Note and the $3.0 Million Note, we recorded and paid $900,000 as full settlement of the $1.0 million obligation. SSL remains obligated under the Silipos stock purchase agreement for certain Potential Poly-Gel Claims, if any.

In June 2005, we reached a further settlement with SSL to repay the acquisition indebtedness incurred and certain other obligations due under the Silipos stock purchase agreement. Additionally, we agreed to satisfy our obligations under the Silipos stock purchase agreement to pay SSL Holdings, Inc. $1.0 million by March 31, 2006 if we did not acquire Poly-Gel by such date.

On July 15, 2005, we consummated the settlement with SSL to repay the acquisition indebtedness incurred and certain other obligations due under the Silipos stock purchase agreement. We paid off the

$7.5 Million Note, which had a face value of $8.268 million, plus accrued interest of approximately $248,000 ($224,000 through June 30, 2005), the $3.0 Million Note plus accrued interest of approximately $75,000 ($69,000 through June 30, 2005) less the recoupment of the Refund Provision (as defined in Note 7 to the Consolidated Financial Statements, “Long Term Debt”) of $0.5 million. In consideration of our earlier than scheduled repayment to SSL of the $7.5 Million Note, the $3.0 Million Note and the $1.0 million payment, SSL provided us with a $100,000 discount with respect to the $7.5 Million Note and a $100,000 discount with respect to the $1.0 million payment.

In the year ended December 31, 2005, we generated a net loss after income taxes of approximately $4,557,000, which included loss on impairment of certain identifiable intangible assets totalling $2,102,000. Additionally, we incurred compensation charges for stock awards, stock options granted to consultants, modifications to stock option agreements and acceleration of vesting of certain stock awards and options which in the aggregate were approximately $3,045,000. These charges were partially offset by the non-cash gain of $1,750,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2004, we generated earnings after taxes of approximately $375,000, which included a non-cash gain of $605,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2003, we did not have earnings after taxes. There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs, which include the Convertible Notes in the principal amount of $14,439,000 that mature in August 2006. In such event, we would likely need to raise additional funds through public or private equity, borrowings from banks or other institutional lenders or debt financings. In addition, our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot assure you that any such funds will be available to us on favorable terms, or at all.

Changes in Significant Balance Sheet Accounts—December 31, 2005

Accounts receivable, net, decreased from approximately $7,056,000 at December 31, 2004, to approximately $5,182,000 at December 31, 2005, a decrease of approximately $1,874,000. The decrease is primarily attributable to a decrease in accounts receivable relating to Silipos from approximately $3,324,000, net at December 31, 2004 to approximately $1,856,000, net at December 31, 2005, and an increase in provision for doubtful accounts from approximately $380,000 at December 31, 2004, to $430,000 at December 31, 2005. The difference in accounts receivable balances relating to Silipos is attributable to the decrease in fourth quarter sales, which were approximately $3,863,000 in 2005, as compared to approximately $5,558,000 in the fourth quarter of 2004, due partially to the loss of certain orthopedic customers in the 2005 quarter, as well as the reduction in the skincare sales in the three months ended December 31, 2005, as compared to the three months ended December 31, 2004 which reflected very strong skincare sales.

Inventories, net, decreased from approximately $4,846,000 at December 31, 2004, to approximately $4,123,000 at December 31, 2005, a decrease of approximately $723,000, which was attributable partially to the net increase in the reserve for excess or obsolete inventory from approximately $369,000 at December 31, 2004 to approximately $564,000 at December 31, 2005 and partly to our focus to reduce certain excess inventory levels, principally in the distributed products group of our orthopedic segment.

Prepaid expenses and other current assets decreased from approximately $1,388,000 at December 31, 2004, to approximately $820,000 at December 31, 2005. The 2004 balances included $418,000 incurred in connection with the registration statement of our underwritten public offering which were charged to additional paid in capital upon the completion of the offering. This was partially offset by prepaid rent, supplies and prepaid conventions totalling $118,000.

Property and equipment, net, decreased from approximately $7,181,000 at December 31, 2004, to approximately $7,035,000 at December 31, 2005, a decrease of approximately $146,000. The change was primarily attributable to the investment in property and equipment of approximately $990,000, offset by depreciation expense of approximately $1,011,000 in the year ended December 31, 2005, and the sale of certain property and equipment that had a net book value of approximately $60,000. We do not currently anticipate significant additions to property and equipment in 2006 for our existing business, other than items purchased for either production or administrative purposes in the normal course of business.

Identifiable intangible assets, net, decreased from approximately $9,343,000 at December 31, 2004, to approximately $6,604,000 at December 31, 2005, a decrease of approximately $2,739,000, $637,000 of which was attributable to amortization expense recorded for the year ended December 31, 2005 and $2,102,000 of which was attributable to the provision for impairment in connection with certain identifiable intangible assets.

Other assets decreased from approximately $762,000 at December 31, 2004, to approximately $460,000 at December 31, 2005, a decrease of approximately $302,000. The change was primarily attributable to the amortization of deferred debt acquisition costs of approximately $193,000, and the write-off of the unamortized portion of debt placement costs of approximately $58,000 and the write-off of certain other assets totalling $166,000 for the year ended December 31, 2005, partially offset by deposits of approximately $100,000 with an investment banking firm engaged to find acquisition targets.

Goodwill increased from approximately $13,321,000 at December 31, 2004, to approximately $14,119,000 at December 31, 2005, an increase of approximately $798,000. The increase was attributable to the payment of $900,000 as the full settlement of our obligation under the Silipos stock purchase agreement to pay SSL Holdings, Inc., $1 million if we did not acquire Poly-Gel by March 31, 2006, and which was accounted for under SFAS No. 141. The settlement agreement was consummated and payment was made on July 15, 2005. Additionally, we recorded professional fees of approximately $66,000 with respect to the acquisition and a write-down totalling approximately $64,000 of certain deferred tax assets and property and equipment to their fair value. These increases were partially offset by a $232,000 reduction in the purchase price paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement.

Accounts payable increased from approximately $1,140,000 at December 31, 2004, to approximately $1,281,000 at December 31, 2005, an increase of approximately $141,000 which was consistent with our level of operation.

Other current liabilities decreased from approximately $4,265,000 at December 31, 2004, to approximately $3,675,000 at December 31, 2005, a decrease of approximately $590,000. The change was primarily attributable to the payment of certain accrued liabilities that existed at December 31, 2004 related to the acquisition of Silipos (approximately $373,000) and our underwritten public offering (approximately $403,000) and accrued interest with respect to Silipos-related debt (approximately $144,000). Additionally, accrued liabilities for Silipos decreased by approximately $453,000, accrued bonuses decreased by approximately $95,000, accrued franchise taxes decreased by approximately $50,000 and accrued shipping  decreased by approximately $65,000; these decreases were partially offset by increases in certain accrued liabilities such as professional fees (approximately $494,000) and accrued severance (approximately $335,000).

Deferred income taxes payable decreased by approximately $315,000, from approximately $1,640,000 at December 31, 2004, to approximately $1,325,000 at December 31, 2005. The decrease was primarily attributable to the income tax effect of the excess of amortization recorded for financial statement purposes over amortization deducted for income tax purposes plus the deferred tax effect (benefit) of the provision for impairment of certain identifiable intangible assets recorded for financial statement purposes.

Changes in Significant Balance Sheet Accounts—December 31, 2004

Accounts receivable, net, increased from approximately $3,628,000 at December 31, 2003 to approximately $7,056,000 at December 31, 2004, an increase of approximately $3,428,000. The increase is primarily attributable to the accounts receivable acquired in the Silipos acquisition of approximately $3,366,000, (approximately $3,324,000 at December 31, 2004), as well as a slight increase in accounts receivable from our other business, due mostly to lower collections in the year ended December 31, 2004.

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

Prepaid expenses and other increased from approximately $495,000 at December 31, 2003 to approximately $1,388,000 at December 31, 2004, an increase of approximately $893,000. The increase was primarily attributable to prepaid expenses of Silipos of $327,000 at acquisition (approximately $349,000 at December 31, 2004), as well as certain costs associated with the registration statement filed by us for the proposed offering of common stock.

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

Other assets decreased from approximately $877,000 at December 31, 2003 to approximately $762,000 at December 31, 2004, a decrease of approximately $115,000. The change was primarily attributable to amortization of deferred debt acquisition costs of approximately $199,000, partially offset by the debt acquisition costs capitalized in connection with the sale of the Subordinated Notes of approximately $76,000.

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

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of December 31, 2005 measured from the end of our fiscal year (December 31):

	Payments due By Period (In thousands)
Contractual Obligations	Total	Less than Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$8,688	$767	$2,317	$1,448	$4,156
Capital Lease Obligations	6,316	412	854	896	4,154
Interest on Long-term Debt	385	385	—	—	—
Convertible Notes due August 31, 2006	14,439	14,439	—	—	—
Severance Obligations	335	335	—	—	—
Pension Obligations	40	40	—	—	—
Total	$30,203	$16,378	$3,171	$2,344	$8,310

Long-term Debt

On October 31, 2001, we completed the sale of $14,589,000 principal amount of our 4% convertible subordinated notes due August 31, 2006 (the “Convertible Notes”), in a private placement. Langer Partners, whose sole manager and voting member is Warren B. Kanders, our Chairman of the Board of Directors since November 12, 2004, holds $2,500,000 principal amount of these Convertible Notes. The Convertible Notes are convertible into shares of our common stock at a conversion price of $6.00 per share (equal to the market value of our stock on October 31, 2001), subject to anti-dilution protections in the event that, among other things, we issue common stock or equity securities convertible into or exchangeable for common stock at a price below the conversion price of the Convertible Notes, and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, we may, at our option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, “Call”) the Convertible Notes, in whole or in part after August 31, 2003. If we elect to Call any of the Convertible Notes, the holders of the Convertible Notes may elect to convert the Convertible Notes into our common stock. Interest is payable semi-annually on the last day of June and December. On June 20, 2005, $150,000 of the Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest expense on the Convertible Notes for years ended December 31, 2005, 2004 and 2003 was $580,377, $583,560 and $583,560, respectively.

We received net proceeds of $13,668,067 from the offering of the Convertible Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Convertible Notes. The amortization of these costs for the years December 31, 2005 and 2004 were approximately $193,000 and approximately $194,000, respectively, and were included in interest expense in the related consolidated statements of operations.

We issued $1,800,000 in promissory notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were repaid on May 6, 2003 and the balance was repaid on May 6, 2004. Related interest expense for the year ended December 31, 2004 was $11,111.

On September 30, 2004, we completed the acquisition of all of the outstanding stock of Silipos (see Note 2(c)—”Acquisition of Silipos” of the our financial statements included in Item 8 below). In connection with the acquisition of Silipos, we issued:

•       the Subordinated Notes in the principal amount of $5,500,000 to ten accredited investors;

•       the $7.5 Million Note, as previously defined; and

•       the $3.0 Million Note, as previously defined.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners held $750,000 principal amount of these Subordinated Notes. As part of such issuance, we also issued warrants to purchase 110,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which warrants are exercisable until September 30, 2009, commencing on September 30, 2005. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as an additional interest expense. Additionally, we issued 10,000 warrants, under the same terms as described above, to an unaffiliated third party for placing the Subordinated Notes, which warrants have a fair value of $75,800, using the Black-Scholes pricing model and the same assumptions used to value the other warrants. We recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fees for the year ended December 31, 2005, respectively, which was included in interest expense in the consolidated statement of operations, all of which was recognized in the six months ended June 30, 2005. There were no such amounts in the prior year periods. We incurred interest expense of $175,389 with respect to the Subordinated Notes, all of which was recorded as of June 30, 2005. We repaid the Subordinated Notes plus accrued interest, which totalled $5,675,389, on June 15, 2005, with a portion of the net proceeds from our public offering of common stock (see Note 6, “Public Offering”). Accordingly, as of June 30, 2005, we recognized $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fees of $57,973, which is included in interest expense on the consolidated statement of operations for the year ended December 31, 2005.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and was subject to increase pursuant to a Protection Payment as defined in Note 1 (b). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005. We recorded the $7.5 Million Note and the $3.0 Million Note at their face value, which represented the fair value of the notes on their date of issuance (September 30, 2004). We adjusted the carrying value of the $7.5 Million Note and the $3.0 Million Note to $7.986 million and $2.737 million, respectively, at December 31, 2004, and further adjusted the carrying value of the notes as of January 1, 2005 to $7.723 million and $3.0 million, respectively, upon our determination to follow EITF No. 86-15 with respect to the $7.5 Million Note (see Note 1 (b)). On March 31, 2005, we entered into a settlement agreement (the “Settlement Agreement”) and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006 to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect our election on March 15, 2005, in accordance with its terms, to increase the principal amount effective, April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note was $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties also agreed to amend and restate the $3.0 Million Note, which was originally due on December 31, 2009. The $3.0 Million Note was amended and restated to provide that it was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note have been repaid in full on or before March 31, 2006. We determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133 in that there is no provision for net settlement. We followed the guidance of EITF No. 86-15 which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, we recorded additional interest expense of approximately $677,000 (in excess of the initial coupon rate of 5.5%, 7.5% after April 1, 2005), net of the $100,000 discount negotiated as part of the settlement, discussed below, to increase the carrying value of the $7.5 Million Note to the payoff amount of $8,168,000 at June 30, 2005, which is reflected as interest expense in the consolidated statement of operations for the year ended December 31, 2005.

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

Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimis and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset (call option) and a non-cash gain on the change in the fair value of a call option. In making this determination, consideration was given primarily to the fact that we had completed our underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the notes. We realized $500,000 with respect to the Refund Provision upon the repayment of the $7.5 Million Note and the $3.0 Million Note in July 2005, which was recorded as a reduction in interest expense in the consolidated statement of operations for the year ended December 31, 2005, which was offset by the reversal of the non-cash gain on the change in the fair value of the call option previously recorded.

We incurred interest expense of approximately $959,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5% after April 1, 2005)) and $89,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, for the year ended December 31, 2005.

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

Seasonality

Revenue derived from our sales of orthotic devices in North America has historically been significantly higher in the warmer months of the year, while sales of orthotic devices by our United Kingdom subsidiary have historically not evidenced any seasonality. Other factors which can result in quarterly variations include the timing and amount of new business generated by us, the timing of new product introductions, our revenue mix, the timing of additional selling, general and administrative expenses to support the anticipated growth and development of new business units and the competitive and fluctuating economic conditions in the orthopedic and skincare industries.

Inflation

We have in the past been able to increase the prices of our products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, and anticipate that we will be able to continue to do so in the future.

Recently Issued Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151, “Inventory Costs.”  SFAS No. 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

We are currently still evaluating the impact of adoption of SFAS No. 151 on our consolidated financial statements. The adoption of this new accounting pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” revising SFAS No. 123, “Accounting for Stock-Based Compensation,” and superceding Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. As a result of the Securities and Exchange Commission’s April 2005 extension of the compliance date for SFAS No. 123(R), SFAS No. 123(R) will be effective for us as of the beginning of the 2006 fiscal year. The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements when we grant stock options and stock awards in the future.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Starting in 2006, we will apply the provisions of SFAS No. 154 on a prospective basis when applicable.

Unaudited Quarterly Financial Data

Set forth below is certain unaudited quarterly financial data for each of the our last eight quarters, and such data expressed as a percentage of our revenue for the respective quarters. The information has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such quarterly information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004(1)	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005(2)
Sales	$5,764	$6,547	$6,285	$11,530	$10,397	$10,052	$10,531	$9,162
Cost of sales	3,791	4,160	4,007	6,065	5,502	5,486	5,758	5,477
Gross profit	1,973	2,387	2,278	5,465	4,895	4,566	4,773	3,685
Operating expenses:
Provision for impairment of identifiable intangible assets	—	—	—	—	—	—	—	2,102
Selling	807	786	790	2,567	1,939	2,015	1,747	1,702
General and administrative	1,174	1,344	1,259	2,150	2,265	2,582	2,421	4,990
Research and development.	—	—	—	49	130	110	112	117
Total operating expenses	1,981	2,130	2,049	4,766	4,334	4,707	4,280	8,911
(Loss) income from operations	(8)	257	229	699	561	(141)	493	(5,226)
Interest and other income (expense)	(161)	(155)	(147)	(563)	(827)	(1,569)	(174)	(125)
Change in fair value of Put Option.	—	—	—	605	1,750	—	—	—
Change in fair value of Call Option.	—	—	—	—	—	500	—	—
Change in fair value of Protection Payment	—	—	—	(223)	—	—	—	—
(Loss) income before taxes	(169)	102	82	518	1,484	(1,210)	319	(5,351)
Provision for (benefit from) income taxes	50	25	38	45	39	48	83	(371)
Net (loss) income	$(219)	$77	$44	$473	$1,445	$(1,258)	$236	$(4,980)
Net (loss) income per share
Basic	$(.05)	$.02	$.01	$.11	$.33	$(.24)	$.02	$(.51)
Diluted	$(.05)	$.02	$.01	$.10	$.22	$(.24)	$.02	$(.51)

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004(1)	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005(2)
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8	63.5	63.8	52.6	52.9	54.6	54.7	59.8
Gross profit	34.2	36.5	36.2	47.4	47.1	45.4	45.3	40.2
Operating expenses:
Provision for impairment of identifiable intangible assets	—	—	—	—	—	—	—	22.9
Selling	14.0	12.0	12.6	22.3	18.6	20.0	16.6	18.6
General and administrative	20.3	20.5	20.0	18.7	21.8	25.7	23.0	54.5
Research and development.	—	—	—	0.4	1.3	1.1	1.1	1.3
Total operating expenses	34.3	32.5	32.6	41.3	41.7	46.8	40.6	97.2
(Loss) income from operations	(0.1)	4.0	3.6	6.1	5.4	(1.4)	4.7	(57.0)
Interest and other income (expense)	(2.8)	(2.4)	(2.3)	(4.9)	(8.0)	(15.6)	(1.7)	(1.4)
Change in fair value of Put Option.	—	—	—	5.2	16.8	—	—	—
Change in fair value of Call Option.	—	—	—	—	—	5.0	—	—
Change in fair value of Protection Payment	—	—	—	(1.9)	—	—	—	—
(Loss) income before taxes	(2.9)	1.6	1.3	4.5	14.3	(12.0)	3.0	(58.4)
Provision for (benefit from) income taxes	0.9	0.4	0.6	0.4	0.4	0.5	0.8	(4.0)
Net (loss) income	(3.8)%	1.2%	0.7%	4.1%	13.9%	(12.5)%	2.2%	(54.4)%

(1)           Includes a full quarter of results of operations of Silipos, which was acquired on September 30, 2004.

(2)           Included in the operating results for the quarter ended December 31, 2005 were:

(a)          a provision for impairment of certain identifiable intangible assets totalling $2,102,000; and

(b)          stock award and stock option compensation expense totalling approximately $2,398,000, of which approximately $1,313,000 related to the acceleration of vesting of certain stock options and stock awards.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In general, business enterprises can be exposed to market risks, including fluctuation in commodity and raw materials prices, foreign n currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in commodities and raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives. In the Silipos acquisition, the Company acquired the Put Option (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the subsection headed “Results of Operations—Years Ended December 31, 2005 and 2004”), and under the Silipos Purchase Agreement and the $7.5 Million Note, the Company became obligated to make the Protection Payment (as defined in Item 7 in the subsection headed “Results of Operations—Years Ended December 31, 2004 and 2003”). The Put Option expired unexercised in accordance with its terms in the three months ended March 31, 2005. The Protection Payment was accounted for under EITF No. 86-15. (see Notes 1(b), 2(c) and 7 of the Notes to the Consolidated Financial Statements, in Item 8 of this Annual Report).

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s short-term monetary investments. There is a market rate risk for changes in interest rates earned on short-term money market instruments. There is inherent rollover risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income. Derivative instruments are not presently used to adjust the Company’s interest rate risk profile.

The majority of the Company’s business is denominated in United States dollars. There are costs associated with the Company’s operations in foreign countries, primarily the United Kingdom and Canada, which require payments in the local currency, and payments received from customers for goods sold in these countries are typically in the local currency. The Company partially manages its foreign currency risk related to those payments by maintaining operating accounts in these foreign countries and by having customers pay the Company in those same currencies.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LANGER, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Langer, Inc. and Subsidiaries
Deer Park, New York

We have audited the accompanying consolidated balance sheet of Langer, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the schedules for the year ended December 31, 2005 listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Langer, Inc. and Subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein for the year ended December 31, 2005.

(Signed BDO Seidman, LLP)

Melville, New York

March 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Langer, Inc.
Deer Park, New York

We have audited the accompanying consolidated balance sheet of Langer, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Langer, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule of Langer, Inc. and subsidiaries as of December 31, 2004 and for the two years in the period ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Jericho, New York
March 17, 2005

LANGER, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$18,828,989	$3,909,849
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $498,073 and $447,657, respectively	5,182,368	7,055,505
Inventories, net	4,122,998	4,846,083
Prepaid expenses and other	819,757	1,387,800
Total current assets	28,954,112	17,199,237
Property and equipment, net	7,034,885	7,181,277
Identifiable intangible assets, net	6,604,015	9,342,898
Goodwill	14,119,213	13,321,151
Other assets	460,151	762,013
Total assets	$57,172,376	$47,806,576
Liabilities and Stockholders’ Equity
Current liabilities:
Convertible notes	$14,439,000	$—
Accounts payable	1,070,152	1,139,953
Unearned revenue	565,744	670,513
Other current liabilities	3,674,947	4,265,345
Secured promissory note payable	—	7,986,000
Obligation under Put Option	—	1,750,000
Total current liabilities	19,749,843	15,811,811
Non current liabilities:
Long-term debt:
Obligation under capital lease	2,700,000	2,700,000
Convertible notes	—	14,589,000
Promissory note payable	—	2,737,000
Senior subordinated notes payable	—	4,821,498
Unearned revenue	106,713	116,000
Accrued pension expense	40,388	94,445
Deferred income taxes payable	1,324,932	1,639,610
Other liabilities	69,989	82,519
Total liabilities	23,991,865	42,591,883
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 9,992,923 and 4,505,033, respectively	199,859	90,101
Additional paid-in capital	46,722,004	14,441,541
Unearned stock compensation	—	(277,083)
Accumulated deficit	(13,341,620)	(8,784,352)
Accumulated other comprehensive loss	(203,091)	(140,057)
	33,377,152	5,330,150
Treasury stock at cost, 84,300 and 67,100 shares, respectively	(196,641)	(115,457)
Total stockholders’ equity	33,180,511	5,214,693
Total liabilities and stockholders’ equity	$57,172,376	$47,806,576

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
	2005	2004	2003
Net sales	$40,141,498	$30,126,759	$24,720,515
Cost of sales	22,222,934	18,022,532	16,049,790
Gross profit	17,918,564	12,104,227	8,670,725
General and administrative expenses	12,257,046	5,927,808	4,775,142
Selling expenses	7,402,843	4,950,947	3,131,197
Research and development expenses	469,971	48,694	—
Provision for impairment of identifiable intangible assets	2,102,000	—	—
Operating (loss) income	(4,313,296)	1,176,778	764,386
Other income (expense):
Interest income	443,996	174,261	157,522
Interest expense	(2,692,209)	(1,219,427)	(836,273)
Change in fair value of Put Option	1,750,000	605,000	—
Change in fair value of Protection Payment	—	(223,000)	—
Other	53,081	18,859	75,798
Other expense, net	(445,132)	(644,307)	(602,953)
(Loss) income before income taxes	(4,758,428)	532,471	161,433
Provision for (benefit from) income taxes (Note 13)	(201,160)	157,683	166,904
Net (loss) income	$(4,557,268)	$374,788	$(5,471)
Net (loss) income per common share:
Basic	$(.63)	$.09	$(.00)
Diluted	$(.63)	$.08	$(.00)
Weighted average number of common shares used in computation of net (loss) income per share:
Basic	7,277,240	4,395,180	4,374,396
Diluted	7,277,240	4,793,439	4,374,396

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

							Accumulated Other Comprehensive Income (Loss)
				Unearned	Additional		Foreign	Minimum		Total
	Common Stock		Treasury	stock	paid-in	Accumulated	currency	pension	Comprehensive	stockholders’
	Shares	Amount	stock	compensation	capital	deficit	translation	liability	income	equity
Balance at January 1, 2003	4,336,744	$86,735	$(115,457)	$—	$12,825,237	$(9,153,669)	$(26,217)	$(504,415)		$3,112,214
Net loss						(5,471)			$(5,471)
Foreign currency adjustment							238,038		238,038
Minimum pension liability adjustment, net of tax								51,306	51,306
Total comprehensive income									$283,873	283,873
Issuance of stock to purchase business	107,611	2,152			366,954					369,106
Issuance of stock options for consulting services	3,096	62			9,938					10,000
Balance at December 31, 2003	4,447,451	88,949	(115,457)	—	13,202,129	(9,159,140)	211,821	(453,109)		3,775,193
Net income						374,788			$374,788
Foreign currency adjustment							82,330		82,330
Minimum pension liability adjustment, net of tax								18,901	18,901
Total comprehensive income									$476,019	476,019
Exercise of stock options	500	10			1,590					1,600
Stock issued for services	17,082	342			126,922					127,264
Common stock issued for restricted stock grants	40,000	800		(300,000)	299,200					—
Amortization of unearned stock compensation				22,917						22,917
Issuance of warrants					811,700					811,700
Balance at December 31, 2004	4,505,033	90,101	(115,457)	(277,083)	14,441,541	(8,784,352)	294,151	(434,208)		5,214,693
Net loss						(4,557,268)			$(4,557,268)
Foreign currency adjustment							(67,383)		(67,383)
Minimum pension liability adjustment, net of tax								4,349	4,349
Total comprehensive loss									$(4,620,302)	(4,620,302)
Stock grant for consulting services	901	18			4,982					5,000
Common stock issued for restricted stock grants	100,000	2,000		(465,000)	463,000					—
Amortization of unearned stock compensation				742,083						742,083
Effect of stock options issued for compensation for services					1,256,988					1,256,988
Sale of stock in public offering	5,226,989	104,540			33,870,889					33,975,429
Expenses of public offering, including sales commissions					(4,673,686)					(4,673,686)
Stock returned to treasury in settlement of obligations			(81,184)							(81,184)
Effect of modification to stock option agreement					1,045,625					1,045,625
Conversion of Convertible Note to common stock, net	25,000	500			147,115					147,615
Exercise of stock options	110,000	2,200			165,550					167,750
Exercise of warrants	25,000	500								500
Balance at December 31, 2005	9,992,923	$199,859	$(196,641)	$—	$46,722,004	$(13,341,620)	$226,768	$(429,859)		$33,180,511

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net (loss) income	$(4,557,268)	$374,788	$(5,471)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	1,647,680	953,222	651,209
Gain on sale of property and equipment	(10,402)	—	—
Provision for impairment of identifiable intangible assets	2,102,000	—	—
Change in fair value of Put Option	(1,750,000)	(605,000)	—
Change in fair value of Protection Payment	—	223,000	—
Amortization of debt acquisition costs	262,940	199,346	193,772
Amortization of debt discount	678,502	57,398	—
Amortization of unearned stock compensation	742,083	22,917	—
Compensation expense for options issued for services and option modification	2,302,613	—	—
Provision for doubtful accounts receivable	151,066	172,295	117,993
Deferred income tax (benefit) provision	(314,678)	131,988	135,500
Issuance of stock for services	5,000	66,132	10,000
Changes in operating assets and liabilities:
Accounts receivable	1,698,594	(206,165)	(512,078)
Inventories	708,627	(216,305)	33,901
Prepaid expenses	145,471	(78,718)	403,361
Accounts payable and other current liabilities	60,250	(387,236)	(377,345)
Other assets	167,512	—	—
Unearned revenue and other liabilities	(172,835)	(59,690)	(200,723)
Net cash provided by operating activities	3,867,155	647,972	450,119
Cash Flows From Investing Activities:
Deposits	(130,975)	—	—
Proceeds from sale of property and equipment	70,000	—	—
Purchase of businesses, net of cash acquired	(1,277,194)	(5,796,534)	(1,897,328)
Purchase of property and equipment	(989,881)	(1,197,845)	(1,402,336)
Net cash used in investing activities	(2,328,050)	(6,994,379)	(3,299,664)
Cash Flows From Financing Activities:
Sale of stock in public offering	33,975,429	—	—
Offering expense paid, including sales commission	(4,665,383)	—	—
Repayment of promissory notes	(10,491,000)	—	—
Repayment of senior subordinated notes payable	(5,500,000)	—	—
Proceeds from the exercise of stock options	167,750	1,600	—
Cash paid to settle withholding obligation	(81,184)	—	—
Proceeds from the exercise of warrants	500	—	—
Proceeds from issuance of debt	—	5,500,000	—
Payments of promissory notes	—	(800,000)	(1,000,000)
Net cash provided by (used in) financing activities	13,406,112	4,701,600	(1,000,000)
Effect of exchange rate changes on cash	(26,077)	20,710	(28,219)
Net increase (decrease) in cash and cash equivalents	14,919,140	(1,624,097)	(3,877,764)
Cash and cash equivalents at beginning of year	3,909,849	5,533,946	9,411,710
Cash and cash equivalents at end of year	$18,828,989	$3,909,849	$5,533,946
Supplemental Disclosures of Investing Activities:
Reduction in purchase price of business acquired satisfied by the reduction of the principal balance of the $7.5 Million Note	$232,000
Supplemental Disclosures of Non-Cash Financing Activities:
Conversion of Convertible Note to common stock, net	$147,615
Issuance of promissory notes in purchase of business		$10,500,000
Obligation under the Put Option		$1,750,000
Warrants issued in connection with senior subordinated note payable		$735,900
Warrants issued for debt placement fee		$75,800
Increase in accounts payable relating to expenses of public offering	$8,303	$403,064
Stock returned to treasury from stock award to satisfy withholding obligation	$81,184
Increase in accounts payable relating to property and equipment acquired	$7,887	$58,953	$95,798
Increase in accounts payable relating to purchase of business		$372,857	$302,036
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,959,481	$804,792	$642,501
Income taxes	$100,669	$6,284	$33,288

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Langer, Inc. and its subsidiaries (the “Company” or “Langer”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

During the three months ended March 31, 2005, the Company determined that it should have accounted for the $7.5 Million Note as increasing-rate debt with a term-extending option under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt.” Additionally, the Company determined that it should have accounted for the $3.0 Million Note as debt with an embedded call option, which requires bifurcation under SFAS No. 133. The embedded derivative instrument in the $3.0 Million Note should have been recorded at its fair value to an unrelated third party market participant. The Company has determined that the change in accounting treatment did not have a material impact on its financial position or results of operations as of or for the year ended December 31, 2004, or its results of operations as of or for the three months ended March 31, 2005 and, accordingly, this change has been reflected in its consolidated financial statements for the year ended December 31, 2005. Note 7, “Long-Term Debt” to the consolidated financial statements further describes the Company’s current accounting with respect to the $7.5 Million Note and the $3.0 Million Note. The notes were repaid in July 2005, and there are no derivatives as of December 31, 2005.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting or, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged item that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss), net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

(c) Description of the Business

The Company is an orthopedics products company specializing in the designing, manufacturing, distributing and marketing of high quality foot and gait-related biomechanical products. The Company’s diversified range of products is comprised of (i) custom orthotic devices ordered by healthcare professionals, and (ii) pre-fabricated orthopedic rehabilitation and recovery devices and related devices distributed by the Company to healthcare professionals for use by their patients. On September 30, 2004, the Company acquired Silipos, Inc. and subsidiary, a designer manufacturer and distributor of gel-based products that target orthopedics (including prosthetics) and skincare (see Note 2 (c), “Acquisition of Silipos” and Note 11).

(d) Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment. The Company generally does not have any post-shipment obligations to customers other than for product warranties. The Company generally warrants its products against defects in materials and workmanship for a period of 6 months. The Company records a provision for estimated future costs associated with its warranties of fabricated products/custom orthotics as warranty reserves upon shipment, based upon historical experience. The Company offers extended warranty contracts which are recorded as deferred revenue and recognized over the lives of the contracts (24 months) on a straight-line basis. Revenue from shipping and handling fees is included in net sales in the consolidated statements of operations. Costs incurred for shipping and handling are included in cost of sales in the consolidated statements of operations.

(e) Advertising and Promotion Expenses

Advertising and promotion costs are expensed as incurred. Advertising and promotion expenses were approximately $1,098,000, $553,000 and $326,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company accounts for sales and incentives which include discounts, coupons, co-operative advertising and free products or services in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”. Generally, cash consideration is to be classified as a reduction of net sales, unless specific criteria are met regarding goods or services that a vendor may receive in return for this consideration. The Company’s consideration given to customers does not meet these conditions and, accordingly is classified as a reduction to revenue.

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

The Company reviews long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. If an impairment loss is required, the amount of such loss is equal to the excess of the carrying value of the impaired asset over its fair value. Based upon the Company’s review of long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded a provision for impairment of $502,000 in the year ended December 31, 2005. The provision was determined based upon expected undiscounted cash flow and recoverability.

(i) Goodwill and Identifiable Intangible Assets with Indefinite Lives

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill and identifiable intangible assets with indefinite lives (trade names). Instead these assets are reviewed for impairment on an annual basis (October 1). Based upon the review of impairment, the Company recorded a provision for impairment of $1,600,000 with respect to the Benefoot trademark because the fair value of the trademark was de minimus based upon management’s determination that it will no longer rely on or use such trademark in the marketplace.

(j) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

(l) Foreign Currency Translation

Assets and liabilities of the foreign subsidiaries that are denominated in local currencies have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

(n) Fair Value of Financial Instruments

At December 31, 2005 and 2004, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity. The carrying value of long-term debt at December 31, 2005 and 2004 also approximated fair value based on borrowing rates currently available to the Company for debt with similar terms.

(o) Internal Use Software

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes internal-use software costs upon the completion of the preliminary project stage and ceases capitalization when the software project is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software.

(p) Stock Options

At December 31, 2005, the Company had three stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the years ended December 31,
	2005	2004	2003
Net (loss) income—as reported	$(4,557,268)	$374,788	$(5,471)
Deduct: Total stock-based employee compensation expense determined under fair value basis method for all awards, net of tax	(3,882,026)	(520,656)	(146,594)
Add: Total stock-based employee compensation expense determined under the intrinsic value method, net of tax, reflected in the statement of operations	1,045,625	—	—
Pro forma net loss:	$(7,393,669)	$(145,868)	$(152,065)
(Loss) Earnings per share:
Basic—as reported	$(.63)	$.09	$(.00)
Basic—pro forma	$(1.02)	$(.03)	$(.03)
Diluted—as reported	$(.63)	$.08	$(.00)
Diluted—pro forma	$(1.02)	$(.03)	$(.03)

On September 8, 2005, the Company determined not to extend Andrew H. Meyer’s employment contract, and in accordance with its terms, the contract expired December 31, 2005 (except for certain covenants by Mr. Meyers in favor of the Company). In accordance with a modification of the employment contract on November 12, 2004, which extended his right to exercise 175,000 vested options from 90 days to one year beyond termination, the Company recorded a non-cash charge equal to the intrinsic value of the options on the date the option agreement was modified, or approximately $1,046,000 at December 31, 2005. Additionally, the Company issued certain stock options for consulting services. In connection with such options, the Company recorded non-cash compensation expense totalling $1,257,000 during the year ended December 31, 2005, which includes the effect of accelerating the vesting of certain stock options (see Note 15, “Related Party Transactions”).

(q) Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market accounts. Accounts receivable are generally diversified due to the number of healthcare professionals comprising the Company’s customer base. As of December 31, 2005 and 2004, the Company’s allowance for doubtful accounts was approximately $430,000 and $380,000. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable. The carrying amounts of these financial instruments are reasonable estimates of their fair value.

(r) Recently Issued Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently still evaluating the impact of adoption of SFAS No. 151 on its consolidated financial statements. The adoption of this new accounting pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” revising SFAS No. 123 and superceding APB No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. As a result of the Securities and Exchange Commission’s April 2005 extension of the compliance date for SFAS No. 123(R), SFAS No. 123(R) will be effective for us as of the beginning of the 2006 fiscal year. On December 20, 2005, in order to lessen the impact in future periods, the Company accelerated the vesting of certain stock options and awards (see Note 10). The adoption of this new accounting pronouncement is expected to have a material impact on our consolidated financial statements when we grant stock options and stock awards in the future.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Starting in 2006, we will apply the provisions of SFAS No. 154 on a prospective basis when applicable.

(2)   Acquisitions

(a) Bi-Op Laboratories, Inc.

Effective January 1, 2003, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding stock of Bi-Op Laboratories, Inc. (“Bi-Op”) pursuant to the terms of a Stock Purchase Agreement dated as of January 13, 2003 (the “Stock Purchase Agreement”). Bi-Op was purchased principally to expand Langer’s global presence and to take over fabrication of certain custom orthotics for Canadian customers of Langer. The purchase price for Bi-Op was determined by arms’-length negotiations between the Company and the seller and was based in part upon analyses and due diligence which the Company performed on the financial records of Bi-Op, focusing on enterprise value, historic cash flows and expected future cash flow to determine valuation. The results of operations of Bi-Op have been included in the Company’s consolidated financial statements since January 1, 2003.

In connection with the acquisition, the Company paid consideration in Canadian dollars, determined through arms-length negotiation of the parties. When converted to U.S. dollars the total purchase price approximated $2.2 million, of which approximately $1.8 million (including $0.5 million for transaction costs) was paid in cash and approximately $0.4 million was paid by issuing 107,611 shares of the Company’s common stock (the “Shares”). The purchase price was funded by using a portion of the proceeds remaining from the sale of the Company’s 4% convertible subordinated notes due August 31, 2006 (the “Convertible Notes”). The Shares were valued based upon the average of the market price of the Company’s common stock two days before, two days after, and on the date the acquisition was announced.

In connection with the Stock Purchase Agreement, the Company entered into an employment agreement with Raynald Henry, Bi-Op’s former principal owner, having a term of three years and providing for an annual base salary of $75,000 CDN and benefits, including certain severance payments. In December 2005, Mr. Henry agreed to a two year extension of his contract which now expires at the end of December 2007. The allocation of the purchase price among the assets and liabilities was based upon the Company’s valuation of the fair value of assets and liabilities of Bi-Op.

The following table sets forth the components of the purchase price:

Cash consideration	$1,368,756
Common stock issued	369,106
Transaction costs	495,383
Total purchase price	$2,233,245

The following table provides the allocation of the purchase price:

Assets:
Cash and cash equivalents	$194,531
Accounts receivables	212,593
Inventories	109,572
Prepaid expenses and other	232,394
Property and equipment	437,148
Goodwill	820,056
Identifiable intangible assets (non-competition agreement of $400,000 and repeat customer base of $500,000)	900,000
Other assets	41,802
2,948,096
Liabilities:
Accounts payable	117,809
Other current liabilities	140,217
Deferred income taxes	270,000
Long-term debt and other liabilities	186,825
714,851
Total purchase price	$2,233,245

The value allocated to goodwill in the purchase of Bi-Op is not deductible for income tax purposes.

(b) Benefoot, Inc. and Benefoot Professional Products, Inc.

On May 6, 2002, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and liabilities of each of Benefoot, Inc. and Benefoot Professional Products, Inc. (collectively, “Benefoot”), pursuant to the terms of an asset purchase agreement (the “Asset Purchase Agreement”). The assets acquired include machinery and equipment, other fixed assets, inventory, receivables, contract rights, and intangible assets. Benefoot was acquired to strengthen the Company’s core business of custom orthotics and provide it with new products (distributed products), including therapeutic shoes and custom sandals, thereby broadening the product selection for customers. The purchase price for Benefoot was determined by arms’-length negotiations between the Company and the seller and was based in part upon analyses and due diligence which the Company performed on the financial records of Benefoot, focusing on enterprise value, historic cash flows and expected future cash flow to determine valuation.

In connection with the acquisition, the Company paid consideration of $6.1 million, of which $3.8 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes (the “Promissory Notes”) and $0.5 million was paid by issuing 61,805 shares of common stock (the “Shares”), together with certain registration rights. The Shares were valued based upon the average of the market price of the Company’s common stock two days before, two days after and on the date the acquisition was announced. $1.0 million of the Promissory Notes were repaid on May 6, 2003 and the balance of $0.8 million, plus interest was repaid on May 6, 2004. The Company also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness which was paid at closing. The Company also agreed to pay Benefoot up to an additional $1 million (“Performance-based Consideration”) upon achievement of certain performance targets on or prior to May 6, 2004 measured at various intervals. During the year ended December 31, 2004, the Company recorded $163,952 of such Performance-based Consideration as additional goodwill. As of May 6, 2004, the final measurement date for such performance targets, the Company had incurred a total of $767,190 with respect to such Performance-based Consideration. Such amount was recorded as an adjustment to the purchase price as it was not related to the employment of the selling shareholders and was based solely on the achievement of certain performance targets. The Company funded the entire cash portion of the purchase price with proceeds from the prior sale of the Company’s Convertible Notes.

In connection with the Asset Purchase Agreement, the Company entered into an employment agreement with each of two shareholders of Benefoot, each having a term of two years and providing for an annual base salary of $150,000 and benefits, including certain severance arrangements. One of these shareholders subsequently terminated his employment agreement with the Company and the second contract expired in the second quarter of 2004. The allocation of the purchase price among the assets acquired and liabilities assumed is based on the Company’s valuation of the fair value of the assets and liabilities of Benefoot.

The following table sets forth the components of the purchase price:

Cash consideration	$3,800,351
Benefoot long-term debt paid at closing	307,211
Total cash paid at closing	4,107,562
Promissory note issued	1,800,000
Common stock issued	529,512
Transaction costs	680,228
Performance-based contingent consideration	767,190
Total purchase price	$7,884,492

The following table provides the allocation of the purchase price:

Assets:
Cash and cash equivalents	$225,953
Accounts receivables	806,370
Inventories	660,559
Prepaid expenses and other	76,973
Property and equipment	155,110
Goodwill	3,880,094
Identifiable intangible assets (trade names of $1,600,000, non-competition agreements of $230,000, and license agreements and related technology of $1,600,000)	3,430,000
Other assets	6,163
9,241,222
Liabilities:
Accounts Payable	647,873
Other accrued liabilities	389,400
Unearned revenue	210,355
Long-term debt and other liabilities	109,102
1,356,730
Total purchase price	$7,884,492

In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill and intangible assets with indefinite lives (trade names with an estimated fair value of $1,600,000). As a result of the Company’s review of goodwill and long-lived assets with indefinite lives in accordance with SFAS No. 142, the Company provided an allowance for impairment of $1,600,000 with respect to the Benefoot trademark in the statement of operations for the year ended December 31, 2005 because the fair value of the trademark was de minimus based upon management’s determination that it will no longer rely on or use the trademark in the marketplace. The value allocated to goodwill in the purchase of Benefoot is deductible for income tax purposes.

(c) Acquisition of Silipos.

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

The following table sets forth the components of the purchase price:

Total cash consideration	$5,000,000
Promissory notes issued	10,268,000	(1)
Transaction costs paid	1,986,005	(2)
Total purchase price	$17,254,005

(1)          On March 31, 2005, the Company entered into a settlement agreement and limited release among the parties to the Silipos purchase agreement. Under the terms of the settlement agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by decreasing the principal amount of the $7.5 Million Note, which was originally due on March 31, 2006, and is reflected above. (See Note 7, “Long-term Debt,” for discussion of the $7.5 Million Note.)

(2)          This amount includes $900,000 paid to SSL pursuant to the Silipos stock purchase agreement.

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

Summary unaudited pro forma condensed results of operations for the year ended December 31, 2004 and 2003, assuming the Silipos acquisition had occurred at the beginning of the earliest period presented are as follows:

	For the years ended December 31,
	2004	2003
Net sales	$44,608,253	$45,558,684
Loss before income tax	(11,185,474)	(7,709,072)
Net loss	(11,343,157)	(8,494,633)
Net loss per share	(2.58)	(1.94)

These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented, and they may not be indicative of results expected in the future.

(d) Identifiable Intangible Assets

Identifiable intangible assets at December 31, 2005 consisted of:

Assets	Estimated Useful Life from Acquisition Date unless noted	Original Cost	Accumulated Amortization	Allowance for Impairment	Net Carrying Value
Trade names—Benefoot	Indefinite	$1,600,000	$—	$1,600,000	$—
Non-competition agreements—Benefoot/Bi-Op	4 Years(1)	630,000	270,051	58,000	301,949
License agreements and related technology—Benefoot	5 to 8 Years(1)	1,600,000	531,460	444,000	624,540
Repeat customer base—Bi-Op	7 Years(1)	500,000	75,000	—	425,000
Trade Names—Silipos	Indefinite	2,688,000	—	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	300,000	—	1,380,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	179,474	—	1,184,526
		$10,062,000	$1,355,985	$2,102,000	$6,604,015

(1)          As a result of the Company’s review of goodwill and long-lived assets with indefinite lives in accordance with SFAS No. 142, the Company provided an allowance for impairment of $1,600,000 with respect to certain of the identifiable intangible assets. Additionally, based upon its SFAS No. 144 analysis, the Company recorded a provision of impairment of $502,000 with respect to certain of the identifiable intangible assets with definitive lives, as it was determined, based upon the review of estimated related cashflows, that the carrying value of certain of the identifiable intangible assets with indefinite lives exceeded the fair value. Further, based upon the analysis as of October 1, 2005, it was determined that the estimated useful lives of certain of the identifiable intangible assets with definite lives needed to be reduced, and the Company prospectively reduced the estimated useful lives of certain identifiable intangible assets for Non-competition agreements—Benefoot/Bi-Op from 7 to 8 years to 4 years, License agreements and related technology—Benefoot from 11 years to 5 to 8 years and Repeat customer base—Bi-Op from 20 years to 7 years.

Identifiable intangible assets at December 31, 2004 consisted of:

Assets	Original Useful Life from Acquisition Date	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names—Benefoot	Indefinite	$1,600,000	$—	$1,600,000
Non-competition agreements—Benefoot/Bi-Op	7 to 8 Years	630,000	187,197	442,803
License agreements and related technology—Benefoot	11 Years	1,600,000	386,010	1,213,990
Repeat customer base—Bi-Op	20 Years	500,000	50,000	450,000
Trade Names—Silipos	Indefinite	2,688,000	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	60,000	1,620,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	35,895	1,328,105
		$10,062,000	$719,102	$9,342,898

Aggregate amortization expense relating to the above identifiable intangible assets for the years ended December 31, 2005, 2004 and 2003, was $636,883, $349,207, and $253,308, respectively. As of December 31, 2005, the estimated future amortization expense is approximately $643,000 per annum for 2006 - 2008, and $623,000 for 2009, approximately $540,000 for 2010 and approximately $823,000 thereafter. The effect of the change in estimated useful lives for certain of the identifiable intangible assets is to increase amortization by approximately $84,000 per year in 2006 to 2008 and approximately $74,000 in 2009, and to reduce amortization by approximately $4,000 in 2010, approximately $23,000 in 2011, approximately $39,000 in 2012, approximately $35,000 in 2013 and approximately $25,000 per year in 2014 to 2022.

(e)   Goodwill

Changes in goodwill for the years ended December 31, 2003, 2004 and 2005 are as follows:

	Orthopedics	Skincare	Total
Balance, January 1, 2003	$3,186,386	$—	$3,186,386
Purchase price adjustments related to achievement of milestones and acquisition costs	529,756	—	529,756
Acquisition of Bi-Op	820,056	—	820,056
Balance, December 31, 2003	4,536,198	—	4,536,198
Purchase price adjustments related to achievement of milestones	163,952	—	163,952
Acquisition of Silipos	6,034,701	2,586,300	8,621,001
Balance, December 31, 2004	10,734,851	2,586,300	13,321,151
Purchase price adjustments related to Silipos	558,643	239,419	798,062
Balance, December 31, 2005	$11,293,494	$2,825,719	$14,119,213

(3)   Inventories, net

Inventories, net, consisted of the following:

	December 31,
	2005	2004
Raw materials	$2,648,238	$2,621,930
Work-in-process	265,204	466,980
Finished goods	1,773,825	2,126,417
	4,687,267	5,215,327
Less: Allowance for excess and obsolescence	564,269	369,244
	$4,122,998	$4,846,083

(4)   Property and Equipment, net

Property and equipment, net, is comprised of the following:

	December 31,
	2005	2004
Land, building and improvements (see Note 7)	$2,557,687	$2,542,203
Office furniture and equipment	1,096,082	1,060,232
Computer equipment and software	3,693,872	3,222,660
Machinery and equipment	2,664,482	2,460,732
Leasehold improvements	897,221	784,259
	10,909,344	10,070,086
Less: Accumulated depreciation and amortization	3,874,459	2,888,809
	$7,034,885	$7,181,277

Depreciation and amortization expense relating to property and equipment was $1,010,797, $604,015 and $397,901 for the years ended December 31, 2005, 2004 and 2003, respectively.

(5)   Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2005	2004
Accrued payroll and related payroll taxes	$610,098	$633,191
Accrued professional fees	878,392	384,711
Deferred interest—capital lease	560,178	518,125
Accrued severance and severance related	335,208	—
Accrued bonuses	315,647	410,775
Credits due customers	210,625	161,668
Accrued rent	73,214	67,429
Accrued warranty	70,000	70,000
Accrued transaction costs	—	775,921
Accrued interest	—	144,375
Other	621,585	1,099,150
	$3,674,947	$4,265,345

The following is a summary of the activity related to the Company’s warranty reserve:

	Years ended December 31,
	2005	2004	2003
Balance at the beginning of the year	$70,000	$70,000	$70,000
Acquired	—	—	—
Provisions for warranty	290,146	332,343	404,538
Warranty utilized	(290,146)	(332,343)	(404,538)
Balance at the end of the year	$70,000	$70,000	$70,000

(6)   Public Offering

On June 15, 2005, the Company closed upon an underwritten public offering of common stock, resulting in a sale of 5,000,000 shares of common stock at $6.50 per share or $32,500,000 of gross proceeds. On July 13, 2005, the underwriters exercised a portion of their overallotment option and purchased an additional 226,989 shares of common stock at $6.50 per share resulting in gross proceeds of $1,475,429. The Company used a portion of the net proceeds totalling $5,675,389 to repay the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “Subordinated Notes”), plus accrued interest of $175,389 on June 15, 2005. In July 2005, the Company used $11,891,000 of the proceeds to repay the $7.5 Million Note, the $3.0 Million Note, plus related accrued interest (including the portion attributable to increasing-rate debt) of approximately $591,000, and the obligation under the Silipos stock purchase agreement of $900,000. The Company incurred underwriting discounts and offering expenses totalling $4,673,686 in connection with the sale of the aggregate 5,226,989 shares.

(7)   Long-term Debt

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the “Convertible Notes”), in a private placement. Langer Partners, LLC (“Langer Partners”), whose sole manager and voting member is Warren B. Kanders, the Company’s Chairman of the Board of Directors since November 12, 2004, holds $2,500,000 principal amount of these Convertible Notes. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $6.00 per share (equal to the market value of the Company’s stock on October 31, 2001), subject to anti-dilution protections in the event that, among other things, the Company issues common stock or equity securities convertible into or exchangeable for common stock at a price below the conversion price of the Convertible Notes, and are subordinated to existing or future senior indebtedness of the Company. Among other provisions, the Company may, at its option, call, prepay, redeem, repurchase, convert or otherwise acquire (collectively, “Call”) the Convertible Notes, in whole or in part after August 31, 2003. If the Company elects to Call any of the Convertible Notes, the holders of the Convertible Notes may elect to convert the Convertible Notes into the Company’s common stock. On June 20, 2005, $150,000 of the Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest is payable semi-annually on the last day of June and December. Interest expense on the Convertible Notes for the years ended December 31, 2005, 2004 and 2003 were $580,377 and $583,560, and $583,560, respectively.

The Company received net proceeds of $13,668,067 from the offering of the Convertible Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Convertible Notes. The amortization of these costs for the years ended December 31, 2005, 2004 and 2003 were $192,715, $193,772 and $193,772, respectively, and were included in interest expense in the related consolidated statements of operations.

The Company issued $1,800,000 in promissory notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were repaid on May 6, 2003 and the balance was repaid on May 6, 2004. Related interest expense for the years ended December 31, 2004 and 2003 were $11,111 and $45,932, respectively.

On September 30, 2004, the Company completed the acquisition of all of the outstanding stock of Silipos (see Note 2 (c)—“Acquisition of Silipos”). In connection with the acquisition of Silipos, the Company issued:

(i)            the Subordinated Notes in the principal amount of $5,500,000 to ten accredited investors;

(ii)        the $7.5 Million Note, as previously defined; and

(iii)    the $3.0 Million Note, as previously defined.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners, held $750,000 principal amount of these Subordinated Notes. As part of such issuance, the Company also issued warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which warrants are exercisable until September 30, 2009, commencing on September 30, 2005. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as an additional interest expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third party for placing the Subordinated Notes, which warrants have a fair value of $75,800, using the Black-Scholes pricing model and the same assumptions used to value the other warrants. In the year ended December 31, 2005, the Company recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fees, respectively, which was included in interest expense in the consolidated statement of operations, all of which was recognized in the six months ended June 30, 2005. There were no such amounts in the prior year periods. Additionally, during the year ended December 31, 2005, the Company incurred interest expense of $175,389 with respect to the Subordinated Notes, all of which was recorded as of June 30, 2005. The Company repaid the Subordinated Notes plus accrued interest, which totalled $5,675,389, on June 15, 2005, with a portion of the net proceeds from its public offering of common stock (see Note 6, “Public Offering”). Accordingly, as of June 30, 2005, the Company recognized $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fees of $57,973, which is included in interest expense on the consolidated statement of operations for the year ended December 31, 2005.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and was subject to increase pursuant to a Protection Payment as defined in Note 1 (b). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005. The Company recorded the $7.5 Million Note and the $3.0 Million Note at their face value, which represented the fair value of the notes on their date of issuance (September 30, 2004). The Company adjusted the carrying value of the $7.5 Million Note and the $3.0 Million Note to $7.986 million and $2.737 million, respectively, at December 31, 2004, and further adjusted the carrying value of the notes as of January 1, 2005 to $7.723 million and $3.0 million, respectively, upon the Company’s determination to follow EITF No. 86-15 with respect to the $7.5 Million Note (see Note 1 (b)). On March 31, 2005, the Company entered into a settlement agreement (the “Settlement Agreement”) and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006 to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect the Company’s election on March 15, 2005, in accordance with its terms, to increase the principal amount effective, April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note was $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties also agreed to amend and restate the $3.0 Million Note, which was originally due on December 31, 2009. The $3.0 Million Note was amended and restated to provide that the $3.0 Million Note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note have been repaid in full on or before March 31, 2006. The Company determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133 in that there is no provision for net settlement. The Company followed the guidance of EITF No. 86-15, which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, the Company recorded additional interest expense of approximately $677,000 (in excess of the initial coupon rate of 5.5%, 7.5% after April 1, 2005), net of the $100,000 discount negotiated as part of the settlement discussed below, to increase the carrying value of the $7.5 Million Note to the payoff amount of $8,168,000 at June 30, 2005, which is reflected as interest expense in the consolidated statement of operations for the year ended December 31, 2005.

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

The Company incurred interest expense of approximately $959,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5% after April 1, 2005)) and approximately $89,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, for the year ended December 31, 2005.

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

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of December 31, 2005, the Company’s obligation under capital lease, excluding current installments, is $2,700,000.

Annual future minimum capital lease payments are as follows:

Years ending December 31:
2006	$411,504
2007	422,052
2008	432,516
2009	443,016
2010	453,512
Later years through 2018	4,153,712
Total minimum lease payments	6,316,312
Less: Amount representing interest	3,616,312
Present value of net minimum capital lease payments	2,700,000
Less: Current installments of obligations under capital lease	—
Obligations under capital lease, excluding current installment	$2,700,000

Additionally, the Company has accrued interest of $560,178 and $518,125 at December 31, 2005 and 2004, respectively, with respect to the capital lease which is included in other current liabilities at the respective balance sheet dates.

At December 31, 2005 and 2004, the gross amount of land and building and related accumulated depreciation recorded under the capital lease was as follows:

	December 31,
	2005	2004
Land	$278,153	$278,153
Building	1,654,930	1,654,930
	1,933,083	1,933,083
Less: Accumulated depreciation	151,365	30,273
	$1,781,718	$1,902,810

(8)   Commitments and Contingencies

(a) Leases

Certain of the Company’s facilities and equipment are leased under noncancelable operating leases. Rental expense amounted to $753,553, $580,895, and $519,094 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum rental payments required under current operating leases are:

Years ending December 31:
2006	$766,939
2007	1,273,421
2008	1,043,594
2009	849,160
2010	598,061
Thereafter	4,156,580
$8,687,755

On December 19, 2005, we entered into a lease (as tenant) with 41 Madison, L.P. (the “Landlord”) of certain space, for use as sales, marketing and executive offices. The lease will run for 10 years, 8 months, commencing upon the completion of the build-out of the space at the Landlord’s expense (up to $607,000, with the Company responsible for the excess build-out cost, if any). The Company has a one-time right to renew the lease for a term of 5 years at a base rent equal to the fair market value of the space at the time of renewal. The Company also has a one-time right to terminate the lease as of the end of the 88th month, upon 12 months prior notice to the Landlord. The Company began recording rent expense on a straight line basis commencing in December 2005 in accordance with FASB Staff Position SFAS No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”

(b) Royalties

The Company has entered into several agreements with licensors, consultants and suppliers, which require the Company to pay royalty fees relating to the sale of certain products. Royalties in the aggregate under these agreements totaled $506,360, $323,715, and $57,680 for the years ended December 31, 2005, 2004 and 2003, respectively.

(c) Letter of Credit

In connection with executing the lease of office space in New York City on December 19, 2005, described above in Note 8(a), the Company issued an irrevocable letter of credit in favor of the landlord in the amount of $368,672 to secure its performance under the terms, covenants and condition of the lease, with a term of one year, which term shall automatically renew for successive one year periods such that the letter of credit will not expire less than 60 days beyond the expiration date of the lease. The Company incurred an issuance fee of $500 in connection with this irrevocable letter of credit.

(9)   Employee Restricted Stock and Other Stock Issuances

In November 2004, the Company granted 40,000 shares of restricted stock to a key employee of the Company which was originally scheduled to vest in three annual tranches beginning in 2005. Unearned stock compensation of $300,000 was recorded based on the fair market value of the Company’s common stock at the date of grant, or $7.50 per share. Unearned stock compensation is shown as a separate component of stockholders’ equity and was originally being amortized to expense over the three-year vesting period of the restricted stock. Amortization of unearned stock compensation for the year ended December 31, 2004 was $22,917 and was included in general and administrative expenses in the consolidated statement of operations. On December 20, 2005, the Board of Directors accelerated the vesting of the stock award subject to lock-up, confidentiality and non-competition agreements. 17,200 shares were returned to the Company to settle related tax obligations. The Company recorded $277,083 of compensation expense with respect to the award in the statement of operations for the year ended December 31, 2005. The restricted stock has all the rights and privileges of the Company’s common stock, subject to certain restrictions and forfeiture provisions.

During the years ended December 31, 2005, 2004, and 2003, the Company issued 901 shares, 17,082 shares, and 3,096 shares of common stock with fair values of $5,000, $127,264 and $10,000, respectively, for consulting services.

On November 12, 2004, the Board of Directors approved a grant of 100,000 shares of restricted stock to Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, subject to certain performance conditions, provided Mr. Kanders has not resigned from the Board of Directors, all of which were originally scheduled to vest on November 12, 2007 and which would accelerate upon the death of Mr. Kanders, or the change of control of the Company. On December 20, 2005, the Board of Directors accelerated the vesting of the stock award, which remains subject to lock-up, confidentiality and non-competition agreements. The Company recorded a compensation charge of $465,000 with respect to such award in the statement of operations for the year ended December 31, 2005, of which approximately $317,000 relates to the acceleration of the vesting of such award.

(10)   Stock Options

The Company maintained a stock option plan for employees, officers, directors, consultants and advisors of the Company covering 550,000 shares of common stock (the “1992 Plan”). Outstanding options granted under the 1992 Plan are exercisable for a period of ten years from date of grant at an exercise price at least equal to 100 percent of the fair market value of the Company’s common stock at the date of grant. Pursuant to vesting schedules all of which is subject to the approval of the Board of Directors. The expiration date of the plan was July 26, 2002. At December 31, 2005, there were 175,000 options outstanding under the 1992 Plan. At the Company’s July 17, 2001 annual meeting, the shareholders approved and adopted a new stock incentive plan for a maximum of 1,500,000 shares of common stock (the “2001 Plan”) with substantially the same terms as the 1992 Plan. At December 31, 2005, there were 716,628 options outstanding under the 2001 Plan. On June 23, 2005, the shareholders approved the Company’s 2005 Stock Incentive Plan, pursuant to which a maximum 2,000,000 shares of commons stock are reserved for issuance and available for awards.

The following is a summary of activity related to the Company’s qualified and non-qualified stock options:

	Number of Shares	Exercise price range per share	Weighted average exercise price per share
Outstanding at January 1, 2003	609,000	$1.53 – 8.15	$2.92
Granted	32,330	3.20 – 6.50	4.87
Cancelled or forfeited	(18,000)	3.20 – 8.15	5.52
Outstanding at December 31, 2003	623,330	1.53 – 8.07	2.95
Granted	396,880	5.94 – 7.50	7.19
Granted subject to shareholder approval	300,000	7.50	7.50
Exercised	(500)	3.20	3.20
Cancelled or forfeited	(126,206)	3.20 – 8.07	7.67
Outstanding at December 31, 2004	1,193,504	1.53 – 8.07	4.93
Granted	1,231,000	4.89 – 7.52	6.01
Exercised	(110,000)	1.53	1.53
Cancelled or forfeited	(404,376)	3.20 – 7.50	7.39
Outstanding at December 31, 2005	1,910,128	$1.53 – 8.07	$5.30

The following table summarizes information about options outstanding as of December 31, 2005:

Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (Years)	Number Exercisable
$1.53	365,000	5.06	365,000
$5.34	10,000	5.75	10,000
$8.07	13,500	6.30	13,500
$3.20	2,000	7.21	2,000
$5.94	88,128	8.25	88,128
$6.28	30,000	8.50	30,000
$7.50	420,000	8.87	420,000
$6.52	453,000	9.50	378,000
$4.89	528,500	9.87	528,500
	1,910,128		1,835,128

At December 31, 2005, all 175,000 options were exercisable and no options were available for issuance under the 1992 Plan. At December 31, 2005, 641,628 options were exercisable, 75,000 options were unexercisable and no options were available under the 2001 Plan. At December 31, 2005, all 768,500 issued under the 2005 Plan were exercisable under the 2005 Plan. The options outstanding at December 31, 2005 under the 1992 Plan, the 2001 Plan and the 2005 Plan had remaining lives ranging from approximately 5 years to almost 10 years, with a weighted-average life of approximately 8.6 years.

On September 8, 2005, the Company determined not to extend Andrew H. Meyer’s employment contract, and in accordance with its terms, the contract expired December 31, 2005 (except for certain covenants by Mr. Meyers in favor of the Company). In accordance with a modification of the employment contract on November 12, 2004, which extended his right to exercise 175,000 vested options from 90 days to one year beyond termination, the Company recorded a non-cash charge equal to the intrinsic value of the options on the date the option agreement was modified, or approximately $1,046,000 at December 31, 2005.

The Company issued certain stock options for consulting services. In connection with such options, the Company recorded non-cash compensation expense totaling $1,257,000, which includes the effect of accelerating the vesting of certain stock options in the year ended December 31, 2005 (see Note 15, “Related Party Transactions”).

On December 20, 2005, in order to lessen the impact in future periods, the Company accelerated the vesting of (i) certain unvested stock options previously awarded to employees, officers, consultants and directors of the Company under its 2005 Stock Incentive Plan and 2001 Stock Incentive Plan, and (ii) all unvested restricted stock awards, subject in each case to such optionees and restricted stock award holders entering into lock-up, confidentiality and non-competition agreements. As a result of this action, options to purchase 1,238,503 shares of common stock (387,500 shares of which were consultant stock options and 851,003 shares of which were employee stock options) that would have vested over the next one to five years became fully vested. None of these employee stock options were in the money on this date. Therefore, there was no compensation expense recognized with respect to the acceleration of the 851,003 stock options. Outstanding unvested options (75,000) that were not accelerated will continue to vest on their current schedules. The 75,000 unvested options were forfeited in the first quarter of 2006.

The decision to accelerate the vesting of these options and awards, which the Company believes to be in the interest of its stockholders, was made primarily to reduce non-cash compensation that would have been recorded in future periods following the Company’s application of the SFAS No. 123(R). The Company will be required to apply the expense recognition provisions of SFAS No. 123(R) beginning January 1, 2006. The acceleration of the vesting of the employees’ and directors’ options is expected to reduce the Company’s non-cash compensation expense related to the options by approximately $2,071,000 (pre-tax) for the years 2006 - 2010. The acceleration of vesting of certain stock awards, and stock options issued for consulting services resulted in a charge to operations of approximately $1,313,000 (pre-tax) in the fourth quarter of 2005.

The following table sets forth the numbers of shares as to which the vesting of stock options or restricted stock awards has been accelerated as a result of the foregoing changes for directors and executive officers, and for other holders of options and/or restricted stock award:

Name and Position	Shares Acquirable under Options	Shares in Restricted Stock Awards
Warren B. Kanders, Chairman of the Board, and stockholder	435,000	100,000
Joseph P. Ciavarella, Vice President and Chief Financial Officer	143,334	—
Burtt R. Ehrlich, Director	47,500	—
Arthur Goldstein, Director	47,500	—
Stuart P. Greenspon, Director	37,500	—
W. Gray Hudkins, Chief Operating Officer(1)	287,500	26,666
All other holders of options and restricted stock awards	240,169	—
Totals	1,238,503	126,666

(1)          Became President and Chief Executive Officer on January 1, 2006.

At December 31, 2005, there were 716,628 and 175,000 shares of common stock reserved for issuance under the 2001 Plan and 1992 Plan, respectively. Additionally, there are 768,500 shares of common stock reserved for issuance under the 2005 Plan and 1,130,599 shares of common stock available for future grants.

In 2001, the Company issued 100,000 options to Kanders & Company which are exercisable at a price of $1.525 per share. (See Note 15, “Related Party Transactions” for more information.)

Additional Stock Plan Information

The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method as of the beginning of fiscal 1997 (see Note 1(p)). Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility of 57%, 63% and 62%, and risk free interest rates of 4.12%, 3.52%, and 2.57%, for the years ended December 31, 2005, 2004, and 2003, respectively, and no dividends during the expected term. During the years ended December 31, 2005, 2004 and 2003, the options granted had weighted fair values of $3.01, $4.04 and $1.43 per share, respectively. The Company’s calculations are on a multiple option valuation approach and forfeitures are recognized as they occur.

(11)   Segment Information

In the nine months ended September 30, 2004 and the year ended December 31, 2003, the Company operated in two segments (custom orthotics and distributed products) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost.

Beginning October 1, 2004, following the acquisition of Silipos, the Company operated in two segments, orthopedic and skincare. The segment information for the year ended December 31, 2005 is reported utilizing these segments, and the information for the years ended December 31, 2004 and 2003 has been restated to reflect the current segment reporting structure. Segment information for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

Year ended December 31, 2005	Orthopedic	Skincare	Total
Net sales	$35,641,988	$4,499,510	$40,141,498
Operating loss	(5,013,641)	700,345	(4,313,296)
Depreciation of property and equipment and amortization of identifiable intangible assets	1,404,523	243,157	1,647,680
Long-lived assets	10,934,668	2,704,232	13,638,900
Total assets	48,697,845	8,474,531	57,172,376
Capital expenditures	858,868	79,947	938,815

Year ended December 31, 2004	Orthopedic	Skincare	Total
Net sales	$27,946,332	$2,180,427	$30,126,759
Operating income	755,654	421,124	1,176,778
Depreciation of property and equipment and amortization of identifiable intangible assets	888,380	64,842	953,222
Total assets	40,269,829	7,536,747	47,806,576
Capital expenditures	1,197,845	—	1,197,845

Year ended December 31, 2003	Orthopedic	Skincare	Total
Net sales	$24,720,515	$ —	$24,720,515
Operating income	764,386	—	764,386
Depreciation of property and equipment and amortization of identifiable intangible assets	651,209	—	651,209
Total assets	24,023,197	—	24,023,197
Capital expenditures	1,402,336	—	1,402,336

Geographical segment information is summarized as follows:

Year ended December 31, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$33,448,447	$2,460,496	$4,232,555	$40,141,498
Intersegment net sales	963,676	—	—	963,676
Gross profit	14,763,381	1,218,533	1,936,650	17,918,564
Operating income (loss)	(4,519,738)	129,719	76,723	(4,313,296)
Depreciation of property and equipment and amortization of identifiable intangible assets	1,573,273	45,929	28,478	1,647,680
Long-lived assets	12,841,132	619,831	177,937	13,638,900
Total assets	52,813,489	1,811,793	2,547,094	57,172,376
Capital expenditures	871,554	47,353	19,908	938,815

Year ended December 31, 2004	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$24,909,667	$2,099,329	$3,117,763	$30,126,759
Intersegment net sales	344,877	—	—	344,877
Gross profit	9,759,521	1,099,134	1,245,572	12,104,227
Operating income	996,259	134,763	45,756	1,176,778
Depreciation of property and equipment and amortization of identifiable intangible assets	868,246	40,213	44,763	953,222
Total assets	44,023,302	1,717,155	2,066,119	47,806,576
Capital expenditures	1,080,007	101,243	16,595	1,197,845

Year ended December 31, 2003	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$20,494,911	$1,644,438	$2,581,166	$24,720,515
Intersegment net sales	267,425	—	—	267,425
Gross profit	6,932,015	735,844	1,002,866	8,670,725
Operating income (loss)	803,439	(34,705)	(4,348)	764,386
Depreciation of property and equipment and amortization of identifiable intangibles assets	553,599	41,893	55,717	651,209
Total assets	21,577,577	1,333,881	1,111,739	24,023,197
Capital expenditures	1,354,666	10,295	37,375	1,402,336

Export sales from the Company’s United States operations accounted for approximately 17%, 15%, and 17% of net sales for each of the years ended December 31, 2005, 2004 and 2003, respectively.

(12)   Pension Plan and 401(k) Plan

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

The following table sets forth the Company’s defined benefit plan status at December 31, 2005 and December 31, 2004, determined by the plan’s actuary in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” as amended by SFAS No. 132:

	December 31,
	2005	2004
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$(719,916)	$(684,510)
Interest cost	(35,706)	(33,987)
Benefits paid	19,942	8,615
Actuarial loss	(11,991)	(10,034)
Settlement	—	—
Benefit obligation at end of year	$(747,671)	$(719,916)
CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of year	$625,471	$512,617
Actual return on plan assets	44,758	49,390
Employer contribution	56,996	72,079
Benefits paid	(2,811)	(8,615)
Settlement	(17,131)	—
Fair value of plan assets, end of year	$707,283	$625,471
Funded status	$(40,388)	$(94,445)
Unrecognized transition (asset)/obligation	96,738	104,529
Unrecognized net (gain) loss	429,859	434,208
Net Amount Recognized	$486,209	$444,292
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$(40,388)	$(94,445)
Intangible asset	96,738	104,529
Accumulated other comprehensive income	429,859	434,208
Net Amount Recognized	$486,209	$444,292

The estimated future benefit payments payable by year are as follows:

2006	$678,000
2007	2,800
2008	2,800
2009	2,800
2010	2,800
2011 – 2014	14,100
$703,300

	December 31,
	2005	2004
Projected benefit obligation	$747,671	$719,916
Accumulated benefit obligation	747,671	719,916
Fair value of plan assets	707,283	625,471

Net periodic pension expense is comprised of the following components:

	Years ended December 31,
	2005	2004	2003
Interest cost	$35,706	$33,987	$36,366
Expected return on plan assets	(47,482)	(39,688)	(35,090)
Amortization of unrecognized transition obligation	7,791	7,791	7,791
Amortization of net loss	19,064	19,233	23,126
Settlement	—	—	37,258
Net periodic pension expense	$15,079	$21,323	$69,451

The change in minimum liability with respect to pension benefits included in comprehensive income (loss) is as follows:

	Years ended December 31,
	2005	2004	2003
(Decrease) increase in minimum liability included in comprehensive income (loss)	$(4,349)	$(18,901)	$(51,306)

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31:

	2005	2004	2003
Discount rate	5.0%	5.0%	5.0%

Weighted average assumptions used to determine periodic benefit cost for years ended December 31:

	2005	2004	2003
Discount rate	5.0%	5.0%	5.0%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%

The discount rate is based upon applicable interest rates prescribed in the Plan for lump sum settlement payments.

The expected long-term rate of return is selected based upon the expected duration of the projected benefit obligation for the plan and the asset mix of the plan. There is no assumed increase in compensation levels since future benefit accruals have ceased, as discussed above. The unrecognized transition liability and unrecognized net loss are being amortized over 30.4 and 18.2 years, respectively.

The Company’s pension plan weighted average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

Asset Category	2005	2004
Cash and money markets	9.23%	5.16%
Equity securities	54.40%	47.72%
Debt securities	29.90%	41.80%
Other	6.47%	5.32%
Total	100.00%	100.00%

The Company’s investment policy is to maximize the total rate of return (income and appreciation) with a view to the long-term funding objectives of the pension plan. Therefore the plan assets are diversified to the extent necessary to minimize risk and to achieve optimal balance between risk and return and between income and growth of assets though capital appreciation.

In 2005 and 2004, none of the Company’s stock was included in the equity securities component.

Cash flows

The Company expects to contribute approximately $57,000 to the pension plan in 2006.

As required by Statement of Financial Accounting Standards No. 87, the Company recorded a pension liability of $40,388 at December 31, 2005 (included in Accrued Pension Expense) to reflect the excess of accumulated benefits over the fair value of pension plan assets. Since the required additional pension liability is in excess of the unrecognized prior service cost (unrecognized transition obligation), an amount equal to the unrecognized prior service cost has been recognized as an intangible asset in the amounts of $96,738 and $104,529 (included in “Other assets”) as of December 31, 2005 and 2004, respectively. The remaining liability required to be recognized is reported as a separate component of stockholders’ equity.

The Company has a defined contribution retirement and savings plan (the “401(k) Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code (the “Code”). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l (k) Plan are invested in stock, bond and money market mutual funds. For the years ended December 31, 2005, 2004, and 2003, and the Company made contributions totaling $73,430, $46,879 and $47,225, respectively, to the 401(k) Plan.

(13)   Income Taxes

The provision for (benefit from) income taxes is comprised of the following:

	Years ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$5,910
State	—	—	2,875
Foreign	113,518	25,695	22,619
	113,518	25,695	31,404
Deferred:
Federal	(254,779)	135,988	137,000
State	(37,399)	18,500	21,000
Foreign	(22,500)	(22,500)	(22,500)
	(314,678)	131,988	135,500
	$(201,160)	$157,683	$166,904

As of December 31, 2005, the Company has net Federal tax operating loss carryforwards of approximately $6,400,000, which may be applied against future taxable income and expires from 2006 through 2024. Future utilization of these net operating loss carryforwards will be limited under existing tax law due to the change in control of the Company in 2001. The Company also has available tax credit carryforwards of approximately $141,000.

The following is a summary of deferred tax assets and liabilities:

	December 31,
	2005	2004
Current assets:
Accounts receivable	$199,511	$185,241
Stock options	609,782	119,557
Inventory reserves	459,996	369,156
Accrued expenses and other	349,776	295,191
	1,619,065	969,145
Non-current assets:
Capital lease	576,557	512,932
Identifiable intangible assets	388,998	57,669
Net operating loss carryforwards	2,490,312	1,494,123
Tax credit carryforwards	141,000	141,000
	5,215,932	3,174,869
Valuation allowances	(4,680,114)	(2,568,330)
Non-current liabilities:
Goodwill and trade names	—	(366,290)
Property and equipment	(535,818)	(465,148)
Identifiable intangible assets	(1,324,932)	(1,414,711)
	(1,860,750)	(2,246,149)
Net deferred tax liabilities	$(1,324,932)	$(1,639,610)

The decrease in the net deferred liability reflects the effect of the provision for impairment recorded for financial statement purposes relating to certain identifiable intangible assets with indefinite lives and certain identifiable intangible assets with definite lives aggregating $2,102,000.

Prior to the adoption of SFAS No. 142, the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS No. 142, the reversal may not occur during the carryforward period of the net operating losses because indefinite lived intangible assets and goodwill are not amortized for financial statement purposes. Accordingly, during 2004 and 2003, the Company recorded deferred income tax expense with respect to these intangibles which were amortized for tax purposes but not for financial statement purposes. During the year ended December 31, 2005, the Company recorded a provision for impairment of $1,600,000 with respect to identifiable intangible assets with indefinite lives, and a provision for impairment of $502,000 with respect to identifiable intangible assets with definite lives which exceeded the amortization deductions available for tax purposes. The Company recorded a deferred income tax (benefit) expense of approximately $(315,000), $154,000, and $158,000 during the years ended December 31, 2005, 2004 and 2003, respectively, which would not have been required prior to the adoption of SFAS No. 142.

The deferred income tax recorded in 2003 was partially offset by the recognition of a deferred tax benefit of approximately $6,000 related to an alternative minimum tax carryforward.

The following is a summary of the domestic and foreign components of income (loss) before income taxes:

	Years ended December 31,
	2005	2004	2003
Domestic	$(4,993,511)	$418,560	$317,081
Foreign	235,083	113,911	(155,648)
	$(4,758,428)	$532,471	$161,433

The Company’s effective provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:

	Years ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Provision at Federal statutory rate	$(1,617,866)	(34.0)	$181,040	34.0	$54,887	34.0
Change in fair value of Put Option	(595,000)	(12.5)	(205,700)	(38.6)	—	—
Compensation expense from stock option modification	355,513	7.5	—	—	—	—
Other Permanent items	(153,198)	(3.2)	218,468	41.0	5,100	3.2
Increase (decrease) in taxes resulting from:
State income tax expense, net of federal benefit	(37,399)	(0.8)	18,500	3.5	15,760	9.7
Foreign (income) losses with no tax benefit provided	(79,928)	(1.7)	(38,730)	(7.3)	52,920	32.8
Foreign taxes	91,018	1.9	3,195	0.6	—	—
Change in valuation allowance	2,111,784	44.4	—	—	16,768	10.4
State tax benefit included in the change in valuation allowance.	(270,025)	(5.7)	—	—	—	—
Other	(6,059)	(0.1)	(19,090)	(3.6)	21,469	13.3
Effective tax rate	$(201,160)	(4.2)%	$157,683	29.6%	$166,904	103.4%

The Company does not provide for income taxes on the unremitted earnings of foreign subsidiaries where, in management’s opinion, such earnings have been indefinitely reinvested in those operations or will be remitted as dividends with taxes substantially offset by foreign tax credits, which are immaterial. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences related to these investments.

(14)   Reconciliation of Basic and Diluted Earnings Per Share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the years ended December 31, 2005, 2004, and 2003 exclude approximately 1,910,000, 611,000, and 623,000 and shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the years ended December 31, 2005, 2004 and 2003.

The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Years ended December 31,
	2005			2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net income (loss)	$(4,557,268)	7,277,240	$(.63)	$374,788	4,395,180	$.09	$(5,471)	4,374,396	$(.00)
Effect of Dilutive Securities
Stock options, warrants and stock awards	—	—	—	—	398,259	(.01)	—	—	—
Diluted EPS	$(4,557,268)	7,277,240	$(.63)	$374,788	4,793,439	$.08	$(5,471)	4,374,396	$(.00)

(15)   Related Party Transactions

Consulting Agreement with Kanders & Company, Inc.   On November 12, 2004, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide us with strategic consulting and corporate development services for a term of three years. Kanders & Company will receive, pursuant to the Consulting Agreement, an annual fee of $200,000 and may receive separate compensation for assistance, at the Company’s request, with certain transactions or other matters to be determined by the board from time to time. Additionally, through the Consulting Agreement, Kanders & Company was granted options to purchase 240,000 shares of the Company’s common stock at an exercise price of $7.50 per share (the market price of the stock on the date of the grant), vesting in three equal annual installments beginning on November 12, 2005. In November 2005, the grant of the options for 240,000 shares to Kanders & Company was cancelled and the Company granted to Mr. Kanders the 240,000 options on the same terms. The Company accounted for 15,000 of such options as compensation for duties performed by Mr. Kanders in his capacity as Chairman of the Board of Directors under APB No. 25 and accounted for 225,000 of such options as being granted pursuant to the Consulting Agreement and accounted for in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” In November 2005, Mr. Kanders was granted 275,000 options at an exercise price of $4.89 (the market price at the date of the grant) vesting in three equal annual installments beginning April 1, 2008. The Company accounted for 37,500 of these options as compensation for duties performed in his capacity as Chairman of the Board of Directors and 237,500 as options granted pursuant to the Consulting Agreement. Additionally, on December 20, 2005, the Board of Directors accelerated the vesting of certain options, including these, subject to lockup, confidentiality and non-competition agreements. The Company recorded non-cash stock option compensation of approximately $1,257,000 for year ended December 31, 2005 with respect to the consulting options of which approximately $882,000 relates to the acceleration of the vesting of such options. The Company has also agreed to provide Kanders & Company with indemnification protection, which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error, or misstatement by Kanders & Company alleged by any claimant. The Consulting Agreement replaced a previous agreement for similar consulting services, pursuant to which Kanders & Company received an annual fee of $100,000, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.525 per share, and the indemnification protection described above. The Company expensed $200,000, $113,611 and $100,000 with respect to the annual fee under the Consulting Agreement during the years ended December 31, 2005, 2004 and 2003, respectively.

On November 12, 2004, the Board of Directors approved a grant of 100,000 shares of restricted stock to Kanders & Company, subject to certain performance conditions, provided Mr. Kanders has not resigned from the Board of Directors, all of which were originally scheduled to vest on November 12, 2007 and which would accelerate upon the death of Mr. Kanders, or the change of control of the Company. On December 20, 2005, the Board of Directors accelerated the vesting of the stock award subject to lock-up, confidentiality and non-competition agreements. The Company recorded a compensation charge of $465,000 with respect to such award in the statement of operations for the year ended December 31, 2005, of which approximately $317,000 relates to the acceleration of the vesting of such award.

Note and Warrant Purchase Agreement.   On September 30, 2004, the Company sold (a) the Subordinated Notes, and (b) warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share (the “Warrants”) pursuant to a Note and Warrant Purchase Agreement dated September 30, 2004 by and among the Company and ten accredited investors, including Langer Partners. The Subordinated Notes and Warrants were sold by the Company to finance the cash portion of the Silipos acquisition. Langer Partners purchased $750,000 principal amount of the Subordinated Notes and Warrants to purchase 15,000 shares of the Company’s common stock. As permitted under the terms of the Subordinated Notes, all the Subordinated Notes were prepaid with interest on June 15, 2005. The Warrants became exercisable on September 30, 2005 and they expire September 30, 2009. The exercise price of the Warrants is subject to adjustment in certain circumstances. The fair value of all 110,000 of the Warrants was determined to be $735,900 using the Black Scholes pricing model. This amount was recognized as a discount to the Subordinated Notes and is being amortized over the term of the Company’s Subordinated Notes and recorded as an additional interest expense. Under the Note and Warrant Purchase Agreement, the Company filed a shelf registration statement covering resales of the shares underlying the Warrants by December 31, 2005, which became effective on January 13, 2006.

4% Convertible Subordinated Notes.   On October 31, 2001, the Company sold $14,589,000 of the Company’s Convertible Notes due August 31, 2006 in a private placement of which $150,000 was converted to 25,000 shares of common stock in June 2005. The remaining notes are convertible into approximately 2,431,500 shares of the Company’s common stock at a conversion price of $6.00 per share, subject to adjustment in certain circumstances. Langer Partners purchased and currently holds $2,500,000 principal amount of the Company’s Convertible Notes. Additionally, several persons and entities that have family relationships with Warren Kanders purchased and currently hold an aggregate of $590,000 principal amount of these notes.

On October 31, 2001, Langer Partners entered into an agreement with Oracle Investment Management, Inc. (“Oracle”), pursuant to which Langer Partners agreed not to, without the prior written consent of Oracle, sell, assign, pledge, or otherwise transfer any shares of all the Company’s common stock owned by Langer Partners until such time as Oracle sells or otherwise transfers one-third or more of the Convertible Notes acquired by it, or shares of common stock received upon conversion of the notes. Oracle originally acquired and currently holds $4,000,000 in aggregate principal amount of the Convertible Notes. Neither Oracle nor its affiliates have converted any of the Convertible Notes to date. If Oracle transfers less than one-third of its interest in the Convertible Notes acquired by it or the shares of the Company’s common stock it would receive upon conversion of the notes, Langer Partners will be permitted to transfer a pro-rata percentage of the Company’s common stock owned by it. Langer Partners further agreed with Oracle to vote all shares of common stock owned by Langer Partners in favor of so many nominees of Oracle to the Company’s Board of Directors as is equal on a percentage basis to the aggregate percentage of the Company’s common stock owned by Oracle on a fully diluted basis. Oracle is currently entitled to designate one Board nominee pursuant to this right. However, Oracle has not to date nominated a director.

Tender Offer.   In February 2001, an investor group and management team, including the Company’s current Chairman of the Board of Directors Warren B. Kanders, the Company’s former President, Chief Executive Officer and director, Andrew H. Meyers, and the Company’s former Board of Directors member, Gregory R. Nelson, obtained a controlling interest in Langer, by purchasing 1,362,509 shares of Langer at $1.525 per share, or approximately 51% of the then outstanding common stock of Langer, under the terms of a negotiated tender offer agreement with the Company. The aggregate purchase price paid by the group was $2,077,826. The investor group was also granted a 180 day option to purchase up to 1,400,000 additional shares of Langer common stock, with an initial exercise price of $1.525 per share, rising up to $1.60 per share. On May 14, 2001, the option was exercised in full and the shares were purchased at a price of $1.525 per share. As a result of the tender offer and option exercise, the investor group acquired approximately 57.8% of the outstanding common stock of Langer (without giving effect to the options granted to Kanders & Company and Andrew H. Meyers, as discussed below) for an aggregate consideration of $4,212,826. In connection with the tender offer, the Company entered into an employment agreement with Mr. Meyers that provided that he would serve as the Company’s President and Chief Executive Officer for a three-year term that would expire December 31, 2003 at a salary of $175,000 and granted him options to purchase 175,000 shares at an exercise price of $1.525. The Company also entered into a three year consulting agreement for financial advisory services with Kanders & Company, of which Mr. Kanders is sole stockholder, providing for an annual fee of $100,000, an award of options for 100,000 shares at a price of $1.525 per share (which equaled the price paid in the tender offer), and a non-renewal fee of $100,000, which Kanders & Company waived when it entered into a consulting agreement with the Company in November 2004.

Loan to Steven Goldstein.   In April 2002, the Company made a full-recourse secured two-year term loan to Mr. Steven Goldstein, who was then the Company’s Executive Vice President, in the principal sum of $21,000, which provided for interest at the rate of 4% per year, compounded quarterly. The loan, along with applicable interest, was repaid in April 2004.

Contract termination.   On September 8, 2005, the Company determined not to extend Andrew H. Meyer’s employment contract, and in accordance with its terms, the contract expired December 31, 2005 (except for certain covenants by Mr. Meyers in favor of the Company). In accordance with a modification of the employment contract on November 12, 2004, which extended his right to exercise 175,000 vested options from 90 days to one year beyond termination, the Company recorded a non-cash charge equal to the intrinsic value of the options on the date the option agreement was modified, or approximately $1,046,000 at December 31, 2005. Additionally, as of December 31, 2005, the Company accrued approximately $335,000 for severance related expenses in accordance with the contract and a related separation agreement.

Other related party transactions.   The Company has obtained certain technology related products and services from a company owned by the brother-in-law of Andrew Meyers, who was, until December 31, 2005, the Company’s President, Chief Executive Officer and who remained a director of the Company until March 24, 2006. Costs incurred by the Company for such products and services were approximately $37,000, $31,000, and $142,000 in the years ended December 31, 2005, 2004 and 2003, respectively. The Company also engaged a company owned by Steven Goldstein’s father-in-law to provide certain promotional and marketing goods and services to the Company. Mr. Goldstein was Executive Vice President of the company prior to September 30, 2005. Costs incurred with respect to such goods and services for the years ended December 31, 2004 and 2003 were approximately $50,000, and $56,000, respectively. There was no such amount incurred in the year ended December 31, 2005.

(16)   Litigation

From time to time, the Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their final resolution will not have a material adverse effect on the Company’s consolidated financial statements.

On April 21, 2005, Thermo-Ply, Inc., a Florida corporation, filed an action in the United States District Court for the Middle District of Florida (Tampa Division) against Silipos and four other defendants. The action asserts a claim for alleged infringement of U.S. Patent No. 6,231,617. Although not specifically identified by the claim, the Company believes that the claim, insofar as it relates to the Company, may be directed towards the Explorer Gel Liners manufactured, distributed and sold by Silipos. The Company is currently investigating the validity of this claim. Should the plaintiff be successful in pressing this claim, Silipos could be enjoined from making, using or selling the accused products and could also be assessed damages for the alleged infringement, which damages could be increased up to three times in the event the infringement is found to be willful, together with attorney fees and certain costs. The parties are discussing a settlement of the action although no assurance can be given that such discussions will lead to a settlement favorable to the Company. Pursuant to the Silipos stock purchase agreement, SSL has agreed to fund any of the Company’s obligations resulting from the settlement over $150,000, which the Company had accrued or paid as of December 31, 2005.

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

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.)  The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed. The demand for arbitration seeks an award of $400,000 and reserves the right to seek a higher award after completion of discovery. The Company and Silipos intend to vigorously defend the claim.

On or about February 23, 2006, Silipos commenced an action in New York State Supreme Court, New York County, against Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006. In the action, Silipos seeks, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that his termination by Silipos was for “cause” as defined in the employment agreement. Silipos is also seeking an aggregate of $12 million in compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. No assurance can be given that Silipos will be successful in recovering all or any portion of this amount. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaint and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. Silipos intends to vigorously defend these counterclaims.

(17)   Quarterly Operating Results (Unaudited):

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005(1)
	(In thousands, except per share data)
Sales	$5,764	$6,547	$6,285	$11,530	$10,397	$10,052	$10,531	$9,162
Cost of sales	3,791	4,160	4,007	6,065	5,502	5,486	5,758	5,477
Gross profit	1,973	2,387	2,278	5,465	4,895	4,566	4,773	3,685
Operating expenses:
Provision for impairment of identifiable intangible assets	—	—	—	—	—	—	—	2,102
Selling	807	786	790	2,567	1,939	2,015	1,747	1,702
General and administrative	1,174	1,344	1,259	2,150	2,265	2,582	2,421	4,990
Research and development.	—	—	—	49	130	110	112	117
Total operating expenses	1,981	2,130	2,049	4,766	4,334	4,707	4,280	8,911
Income (loss) from operations	(8)	257	229	699	561	(141)	493	(5,226)
Interest and other income (expense)	(161)	(155)	(147)	(563)	(827)	(1,569)	(174)	(125)
Change in fair value of Put Option	—	—	—	605	1,750	—	—	—
Change in fair value of Call Option	—	—	—	—	—	500	—	—
Change in fair value of Protection Payment	—	—	—	(223)	—	—	—	—
Income (loss) before taxes	(169)	102	82	518	1,484	(1,210)	319	(5,351)
Provision for (benefit from) income taxes	50	25	38	45	39	48	83	(371)
Net income (loss)	$(219)	$77	$44	$473	$1,445	$(1,258)	$236	$(4,980)
Net income (loss) per share:
Basic	$(.05)	$.02	$.01	$.11	$.33	$(.24)	$.02	$(.51)
Diluted	$(.05)	$.02	$.01	$.10	$.22	$(.24)	$.02	$(.51)

(1)          Certain adjustments were recorded in the quarter ended December 31, 2005.

(a)          The Company’s annual test date under SFAS No. 142 is October 1, 2005, and as a result of the analysis, the Company recorded an impairment of $1,600,000 related to the Benefoot tradename. Furthermore, the Company recorded an SFAS No. 144 impairment of $502,000 with respect to other related identifiable intangible assets.

(b)         Stock award and stock option compensation expense totalling approximately $2,398,000, of which approximately $1,313,000 related to the acceleration of vesting of certain stock options and stock awards, which occurred at the end of the fourth quarter.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s current Chief Executive Officer and Chief Financial Officer, who are, respectively, its current principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2005, pursuant to Exchange Act Rule 13a-15.

Restatement of Previously Issued Financial Statements

During 2005, the Company concluded that its condensed consolidated financial statements in Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 needed to be restated. The restatements were required as a result of the Company’s conclusion that changes to accounting for certain stock options and restricted stock grants were required.

Management has concluded that the controls in place relating to the accounting of stock options and restricted stock were not effective during such period to provide reasonable assurance that these stock options would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting.

Remediation of Material Weakness

The Audit Committee of the Company’s Board of Directors is continuing its review of the Company’s internal controls to determine how this material weakness occurred and how to implement controls designed to avoid the occurrence of this kind of problem in the future.

Changes in Internal Controls

There was no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information set forth under the caption “Election of Directors” in the proxy statement to be distributed by the Board of Directors of the Company in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer, who are the Company’s principal executive officer and principal financial and accounting officer, and to all of its other officers, directors and employees. The code of ethics may be accessed at www.langerinc.com, our Internet website, at the tab “Investor Relations”. The Company intends to disclose future amendments to, or waivers from, certain provision of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 appearing under the caption “Executive Compensation” of the Company’s proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 appearing under the caption “Certain Relationships and Related Transactions” of the Company’s proxy statement for the 2006 Annual Meeting of the Stockholders is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 appearing under the caption “Principal Accounting Fees and Services” of the Company’s proxy statement for the 2006 annual meeting of the stockholders is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

For a list of the financial statements of the Company included in this report, please see the Index to Consolidated Financial Statements appearing at the beginning of Item 8, Financial Statements and Supplementary Data.

2. Financial Statement Schedules

The following Financial Statement Schedule is filed as part of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts

LANGER, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II

	Sales Returns and Allowances	Allowance for Doubtful Accounts Receivable	Warranty Reserve	Inventory Reserve	Valuation Allowance for Deferred Tax Assets
At January 1, 2003	$28,000	$124,935	$70,000	$220,405	$2,408,241
Additions	40,000	117,993	404,538	129,063	16,768
Deletions	—	(18,203)	(404,538)	(39,468)	—
At December 31, 2003	68,000	224,725	70,000	310,000	2,425,009
Additions	—	172,295	332,343	214,000	143,321
Deletions	—	(17,363)	(332,343)	(154,756)	—
At December 31, 2004	68,000	379,657	70,000	369,244	2,568,330
Additions	—	151,066	290,146	453,027	2,111,784
Deletions	—	(100,650)	(290,146)	(258,003)	—
At December 31, 2005	$68,000	$430,073	$70,000	$564,268	$4,680,114

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

4.1	Specimen of Common Stock Certificate, incorporated herein by reference to our Registration Statement of Form S-1 (File No. 2- 87183).
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

10.8	Letter Agreement between Langer, Inc. and Daniel Gorney, dated as of December 28, 2000, incorporated herein by reference to Exhibit (d)(1)(O) to the Schedule TO (File Number 005-36032).
10.9	Letter Agreement between Langer, Inc. and Thomas Archbold, dated as of December 28, 2000, incorporated herein by reference to Exhibit (d)(1)(P) to the Schedule TO (File Number 005-36032).
10.10	Letter Agreement between Langer, Inc. and Ronald J. Spinelli, dated as of December 28, 2000, incorporated herein by reference to Exhibit (d) (1) (Q) to the Schedule TO (File Number 005-36032).
10.11	The Company’s 2001 Stock Incentive Plan incorporated herein by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.+
10.12	Langer Biomechanics Group Retirement Plan, restated as of July 20, 1979 incorporated by reference to our Registration Statement of Form S-1 (File No. 2-87183).
10.13

Agreement, dated March 26, 1992, and effective as of March 1, 1992, relating to our 401(k) Tax Deferred Savings Plan incorporated by reference to our Form 10-K for the fiscal year ended February 29, 1992.

10.14

Consulting Agreement between Langer, Inc. and Stephen V. Ardia, dated November 29, 2000 incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2001.+

10.16

Form of Indemnification Agreement for Langer, Inc.’s executive officers and directors, incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

10.17	Copy of Lease related to Langer, Inc.’s Deer Park, NY facilities incorporated by reference to Exhibit 10(f) of our Annual Report on Form 10-K for the fiscal year ended February 28, 1993.
10.17.1	Copy of Amendment to Lease of Langer, Inc.’s Deer Park, NY facility dated February 19, 1999.††
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

10.22

Stock Purchase Agreement, dated January 13, 2003, by and among Langer, Inc., Langer Canada Inc., Raynald Henry, Micheline Gadoury, 9117-3419 Quebec Inc., Bi-Op Laboratories Inc., incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8- K filed with the Securities and Exchange Commission on January 13, 2003.

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

21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.
32.1	Section 1350 Certification by Principal Executive Officer.
32.2	Section 1350 Certification by Principal Financial Officer.

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

LANGER, INC.
	By:	/s/ W. GRAY HUDKINS
Date: March 30, 2006		W. Gray Hudkins President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JOSEPH P. CIAVARELLA
Date: March 30, 2006		Joseph P. Ciavarella Vice President and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ WARREN B. KANDERS
Date: March 30, 2006		Warren B. Kanders Director
	By:	/s/ BURTT R. EHRLICH
Date: March 30, 2006		Burtt R. Ehrlich Director
	By:	/s/ ARTHUR GOLDSTEIN
Date: March 30, 2006		Arthur Goldstein Director
	By:	/s/ STUART P. GREENSPON
Date: March 30, 2006		Stuart P. Greenspon Director