Form 10-Q
period 2006-03-31
LANGER INC
filed 2006-05-15
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.02—9,948,623 shares as of May 10, 2006.

INDEX

LANGER, INC. AND SUBSIDIARIES

PART 1.      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$18,498,836	$18,828,989
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $507,553 and $498,073, respectively	4,623,568	5,182,368
Inventories, net	4,153,280	4,122,998
Prepaid expenses and other	1,687,160	819,757
Total current assets	28,962,844	28,954,112
Property and equipment, net	7,002,502	7,034,885
Identifiable intangible assets, net	6,443,161	6,604,015
Goodwill	14,119,213	14,119,213
Other assets	460,343	460,151
Total assets	$56,988,063	$57,172,376
Liabilities and Stockholders’ Equity
Current liabilities:
Convertible notes	$14,439,000	$14,439,000
Accounts payable	1,742,230	1,070,152
Unearned revenue	560,207	565,744
Other current liabilities	4,265,070	3,674,947
Total current liabilities	21,006,507	19,749,843
Non current liabilities:
Long-term debt:
Obligation under capital lease	2,700,000	2,700,000
Unearned revenue	96,706	106,713
Accrued pension expense	40,388	40,388
Deferred income taxes payable	1,298,390	1,324,932
Other liabilities	69,372	69,989
Total liabilities	25,211,363	23,991,865
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 10,032,923 and 9,992,923 at March 31, 2006 and December 31, 2005, respectively	200,659	199,859
Additional paid-in capital	46,802,395	46,722,004
Accumulated deficit	(14,767,575)	(13,341,620)
Accumulated other comprehensive loss	(262,138)	(203,091)
	31,973,341	33,377,152
Treasury stock at cost, 84,300 shares	(196,641)	(196,641)
Total stockholders’ equity	31,776,700	33,180,511
Total liabilities and stockholders’ equity	$56,988,063	$57,172,376

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2006	2005
Net sales	$8,345,054	$10,397,193
Cost of sales	5,317,682	5,502,060
Gross profit	3,027,372	4,895,133
General and administrative expenses	2,340,705	2,265,041
Selling expenses	1,827,950	1,938,543
Research and development expenses	123,071	130,303
Operating (loss) income	(1,264,354)	561,246
Other (expense) income:
Interest income	158,832	81,076
Interest expense	(303,883)	(918,457)
Change in fair value of Put Option	—	1,750,000
Other	(8,382)	10,484
Other (expense) income, net	(153,433)	923,103
(Loss) income before income taxes	(1,417,787)	1,484,349
Provision for income taxes	8,168	39,000
Net (loss) income	$(1,425,955)	$1,445,349
Net (loss) income per common share:
Basic	$(.14)	$.33
Diluted	$(.14)	$.22
Weighted average number of common shares used in computation of net (loss) income per share:
Basic	9,935,845	4,397,933
Diluted	9,935,845	7,418,362

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended March 31, 2006
(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
				Additional		Foreign	Minimum		Total
	Common Stock		Treasury	paid-in	Accumulated	currency	pension	Comprehensive	stockholders’
	Shares	Amount	stock	capital	deficit	translation	liability	income	equity
Balance at January 1, 2006	9,992,923	$199,859	$(196,641)	$46,722,004	$(13,341,620)	$226,768	$(429,859)		$33,180,511
Net loss	—	—	—	—	(1,425,955)	—	—	$(1,425,955)	—
Foreign currency adjustment	—	—	—	—	—	(59,047)	—	(59,047)	—
Total comprehensive income	—	—	—	—	—	—	—	$(1,485,002)	(1,485,002)
Stock-based compensation expense	—	—	—	35,241	—	—	—		35,241
Exercise of stock options	30,000	600	—	45,150	—	—	—		45,750
Exercise of warrants	10,000	200	—	—	—	—	—		200
Balance at March 31, 2006	10,032,923	$200,659	$(196,641)	$46,802,395	$(14,767,575)	$167,721	$(429,859)		$31,776,700

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net (loss) income	$(1,425,955)	$1,445,349
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	416,271	393,986
Gain on sale of property and equipment	—	(10,402)
Change in fair value of Put Option	—	(1,750,000)
Amortization of interest expense relating to increasing-rate debt and term-extending option on the $7.5 Million Note	—	304,372
Amortization of debt acquisition costs	—	55,501
Amortization of debt discount	—	58,090
Stock-based compensation expense	35,241	—
Amortization of fair value of unearned stock compensation	—	45,833
Stock options issued for compensation for consulting services	—	211,869
Provision for doubtful accounts receivable	34,813	45,000
Deferred income taxes	(26,542)	37,000
Changes in operating assets and liabilities:
Accounts receivable	508,352	726,627
Inventories	(42,274)	134,795
Prepaid expenses	(177,917)	(441,410)
Accounts payable and other current liabilities	548,901	(39,342)
Other assets	(192)	(16,906)
Unearned revenue and other liabilities	(13,364)	(56,253)
Net cash (used in) provided by operating activities	(142,666)	1,144,109
Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	—	70,000
Purchase of property and equipment	(204,697)	(273,850)
Net cash used in investing activities	(204,697)	(203,850)
Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	45,750	—
Proceeds from the exercise of warrants	200	—
Net cash provided by financing activities	45,950	—
Effect of exchange rate changes on cash	(28,740)	(3,475)
Net (decrease) increase in cash and cash equivalents	(330,153)	936,784
Cash and cash equivalents at beginning of period	18,828,989	3,909,849
Cash and cash equivalents at end of period	$18,498,836	$4,846,633
Supplemental Disclosures of Non-Cash Investing Activities:
Reduction in purchase price of business acquired satisfied by the reduction of the principal balance of the $7.5 Million Note	$—	$232,000
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$103,485	$195,714

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Notes To Unaudited Condensed Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the related financial statements and consolidated notes, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(b) Derivative Financial Instruments

In the consolidated financial statements for the year ended December 31, 2004, the Company accounted for its option to make a cash payment of $500,000 on March 31, 2005, or increase the principal amount of the Company’s $7.5 million secured promissory note due March 31, 2006 (the “$7.5 Million Note”) by $1 million effective April 1, 2005 (either payment a “Protection Payment”) if the Company did not prepay the $7.5 Million Note by March 31, 2005, as an embedded derivative which required bifurcation under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities.” Additionally, the Company accounted for the option embedded in its $3.0 million promissory note due December 31, 2009 (the “$3.0 Million Note”) to receive a payment equal to one half of the actual Protection Payment made under the $7.5 Million Note if the $3.0 Million Note is prepaid by March 31, 2006, as an embedded derivative which required bifurcation under SFAS No. 133. For the year ended December 31, 2004, the embedded derivative instruments in the $7.5 Million Note and the $3.0 Million Note were recorded at their fair value using the discounted cash flow method.

During the three months ended March 31, 2005, the Company determined that it should have accounted for the $7.5 Million Note as increasing-rate debt with a term-extending option under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt.” Additionally, the Company determined that it should have accounted for the $3.0 Million Note as debt with an embedded call option which requires bifurcation under SFAS No. 133. The embedded derivative instrument in the $3.0 Million Note should have been recorded at its fair value to an unrelated third party market participant. The Company has determined that the change in accounting treatment did not have a material impact on its financial position or results of operations as of or for the year ended December 31, 2004, or its results of operations as of or for the three months ended March 31, 2005 and, accordingly, this change has been reflected in its unaudited condensed consolidated financial statements for the three months ended March 31, 2005. Note 4, “Long-Term Debt, Including Current Installments,” to the unaudited condensed consolidated financial statements further describes the Company’s accounting with respect to the $7.5 Million Note and the $3.0 Million Note. The notes were repaid in July 2005, and there are no derivatives as of December 31, 2005 and March 31, 2006.

(c) Provision for Income Taxes

For the three months ended March 31, 2006 and March 31, 2005, the Company’s provision for income taxes on foreign operations was approximately at $34,000 and $2,000, respectively.

Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS No. 142, the reversal may not occur during the carryforward period of the net operating losses because indefinite lived intangible assets and goodwill are not amortized for financial statement purposes. Accordingly, during the three months ended March 31, 2005, the Company recorded deferred income tax expense with respect to these intangibles which were amortized for tax purposes but not for financial statement purposes. During the year ended December 31, 2005, the Company recorded a provision for impairment of $1,600,000 with respect to identifiable intangible assets with indefinite lives, and a provision for impairment of $502,000 with respect to identifiable intangible assets with definite lives which exceeded the amortization deductions available for tax purposes. The Company recorded a deferred income tax (benefit) expense of approximately $(26,000) and approximately $37,000 during the three months ended March 31, 2006 and 2005, respectively, which would not have been required prior to the adoption of SFAS No. 142.

(d) Seasonality

A substantial portion of the Company’s revenue is derived from the sale of custom orthotics. North American custom orthotic revenue has historically been significantly higher in the warmer months of the year, while custom orthotic revenue of the Company’s United Kingdom subsidiary has historically not evidenced any seasonality.

(e) Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of the grant, through December 31, 2005, no compensation cost was recognized in the consolidated statements of income. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. However, since all options outstanding as of December 31, 2005 were fully vested (except for 75,000 options which were forfeited in January 2006), there was no compensation expense recognized for those options in the consolidated statements of income for the three month period ended March 31, 2006. SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended March 31, 2006, this new treatment had no impact to the Company’s cash flows since the option exercises had no tax benefit. The Company satisfies its stock-based compensation awards from reserves of authorized unissued shares and may satisfy such awards from treasury stock.

The Company maintained a stock option plan for employees, officers, directors, consultants and advisors of the Company covering 550,000 shares of common stock (the “1992 Plan”). Outstanding options granted under the 1992 Plan are exercisable for a period of ten years from the date of grant at an exercise price at least equal to 100 percent of the fair market value of the Company’s common stock at the date of grant and are granted pursuant to vesting schedules, all of which is subject to the approval of the Board of Directors. The expiration date of the 1992 Plan was July 26, 2002. At March 31, 2006, there were 175,000 options outstanding under the 1992 Plan. At the Company’s July 17, 2001 annual meeting, the shareholders approved and adopted a new stock incentive plan for a maximum of 1,500,000 shares of common stock (the “2001 Plan”) with substantially the same terms as the 1992 Plan. At March 31, 2006, there were 611,628 options outstanding under the 2001 Plan. On June 23, 2005, the shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), pursuant to which a maximum 2,000,000 shares of commons stock are reserved for issuance and available for awards. At March 31, 2006, there were 868,500 options outstanding under the 2005 Plan.

The following is a summary of activity related to the Company’s qualified and non-qualified stock options:

	Number of Shares	Exercise price range per share	Weighted average exercise price per share
Outstanding at December 31, 2005	1,910,128	$1.53 – 8.07	$5.30
Granted	100,000	4.96	4.96
Exercised	(30,000)	1.53	1.53
Cancelled or forfeited	(75,000)	6.52	6.52
Outstanding at March 31, 2006	1,905,128	$1.53 – 8.07	$5.25

The following table summarizes information about options outstanding as of December 31, 2005:

Exercise Prices	Number Outstanding	Weighted Avg Remaining Contractual Life (Years)	Number Exercisable
$1.53	335,000	4.81	335,000
$5.34	10,000	5.50	10,000
$8.07	13,500	6.05	13,500
$3.20	2,000	6.96	2,000
$5.94	88,128	8.00	88,128
$6.28	30,000	8.25	30,000
$7.50	420,000	8.62	420,000
$6.52	378,000	9.25	378,000
$4.89	528,500	9.62	528,500
$4.96	100,000	9.83	—
	1,905,128		1,805,128
Aggregate intrinsic value	$982,375		$982,375

At March 31, 2006, all 175,000 options were exercisable and no options were available for issuance under the 1992 Plan. At March 31, 2006, all 611,628 options were exercisable, and no options were available under the 2001 Plan. At March 31, 2006, 768,500 options issued under the 2005 Plan were exercisable, 100,000 options were unexercisable and 1,030,599 shares were available under the 2005 Plan. Additionally, at March 31, 2006, there were 250,000 non-plan options which were outstanding and exercisable, which are included in the above tables. The options outstanding at March 31, 2006 had remaining lives ranging from approximately 5 years to almost 10 years, with a weighted average life of approximately 8.4 years.

Below is a table reflecting non-vested stock options:

	Number outstanding	Weighted average fair value at grant date
Non-vested options at December 31, 2005	75,000	$246,000
Options granted	100,000	346,000
Options forfeited	(75,000)	(246,000)
Non-vested options at March 31, 2006	100,000	$346,000

The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 78 months as provided under the shortcut method; stock volatility of 73.5% using historic volatility, and risk free interest rate of 4.34% for the three months ended March 31, 2006, and no dividends during the expected term. During the three months ended March 31, 2006, the options granted had weighted fair values of $3.46 per share. There were no stock option grants during the three months ended March 31, 2005. The Company’s calculations are on a multiple option valuation approach.

The following table illustrates the effect on net income per common share for the three months ended March 31, 2005 as if the Company had consistently measured the compensation cost for the Company’s stock option programs under the fair value method adopted in fiscal 2006:

		Three months ended March 31, 2005
Net income—as reported		$1,445,349
Deduct:	Total stock-based employee compensation expense determined under the fair value basis method for all awards, net of tax	(165,745)
Pro forma net income		$1,279,604
Earnings per share:
Basic—as reported		$.33
Basic—pro forma		$.29
Diluted—as reported		$.22
Diluted—pro forma		$.20

In January 2006, the Company granted 100,000 options to an employee at an exercise price equal to the market value of the common stock on the date of grant. These options vest over three years and will expire ten years from the date of grant. In accordance with SFAS 123(R), compensation expense of approximately $346,000, as determined using the Black-Scholes option pricing model, will be charged over the vesting period, of which approximately $35,000 was recorded as stock option compensation expense included in general and administrative expenses for the three months ended March 31, 2006. The Company increased its deferred tax asset and its valuation allowance with respect to such assets in the same amount and thus no tax benefit was realized in the three months ended March 31, 2006. The Company has classified stock option grants into classes and has determined forfeiture rates for each class based upon historic experience.

In May 2006, the Company granted 37,500 options to a new member of the Board of Directors at an exercise price equal to the market value of the common stock on the date of grant. These options vest over three years and will expire ten years from the date of grant. In accordance with SFAS 123(R), stock option compensation expense of approximately $122,000, as determined using the Black-Scholes option pricing model, will be charged over the vesting period beginning in the second quarter of 2006.

(f) Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting pronouncement did not have a material impact on our consolidated financial statements.

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

The original purchase price paid was $15.5 million, plus transaction costs of approximately $2.0 million (including $0.9 million with respect to contingent consideration pursuant to an obligation under the Silipos stock purchase agreement described below), and was comprised of $5.0 million of cash paid at closing, the $7.5 Million Note and the $3.0 Million Note. (See Note 4, “Long-Term Debt, Including Current Installments,” for a description of the notes). On March 31, 2005, the Company entered into a settlement agreement and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million. (See Note 4, “Long-Term Debt, Including Current Installments,” for the description of the Settlement Agreement).

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

The Silipos purchase agreement provided that if the Company acquired Poly-Gel prior to March 31, 2006, for less than $4,500,000, and liabilities and damages relating to claims brought by Poly-Gel arising out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulation) of Poly-Gel, as well as any other alleged violations of the supply agreement (the “Potential Poly-Gel Claims”), do not exceed $2,000,000, the Company was obligated, pursuant to the terms of the Silipos purchase agreement, to pay SSL an additional amount of $4,500,000 less the purchase price paid for Poly-Gel, which could have resulted in a payment to SSL of up to $4.5 million. The Company did not acquire Poly-Gel prior to March 31, 2006.

Furthermore, since the amount of any liabilities for Potential Poly-Gel Claims, as defined in the Silipos purchase agreement, did not exceed $2,500,000, then the Company was obligated, notwithstanding the settlement discussed below, under the Silipos purchase agreement, to pay SSL $1,000,000, plus an amount not to exceed $500,000, for certain costs, if incurred by SSL, in defense of any such Potential Poly-Gel Claims.

In June 2005, the Company reached an agreement with SSL to repay the $7.5 Million Note and the $3.0 Million Note and to settle the $1.0 million obligation under the Silipos stock purchase agreement, described above. In consideration for making these payments, SSL provided the Company with a $100,000 discount with respect to the $7.5 Million Note and $100,000 discount with respect to the $1.0 million payment, discussed above. The payments were made on July 15, 2005. The Company recorded the $900,000 obligation under the Silipos stock purchase agreement as contingent consideration at June 30, 2005, under SFAS No. 141, “Business Combinations,” as additional goodwill and will record any amount due as payment for costs incurred by SSL up to $500,000, in the consolidated statement of operations when incurred. Additionally, the Company recorded approximately $292,000 as transaction expenses associated with a possible acquisition of Poly-Gel that was abandoned, which was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2004. Allocation of Silipos’ purchase price among the assets acquired and liabilities assumed is based on the Company’s evaluation of the fair value of the assets and liabilities of Silipos.

The following table sets forth the components of the purchase price:

Total cash consideration	$5,000,000
Promissory notes issued	10,268,000	(1)
Transaction costs paid	1,986,005	(2)
Total purchase price	$17,254,005

(1)          On March 31, 2005, the Company entered into a settlement agreement and limited release among the parties to the Silipos purchase agreement. Under the terms of the settlement agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by decreasing the principal amount of the $7.5 Million Note, which was originally due on March 31, 2006, and is reflected above. (See Note 4, “Long-Term Debt, Including Current Installments,” for a discussion of the $7.5 Million Note.)

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

(b) Identifiable Intangible Assets

Identifiable intangible assets at March 31, 2006 consisted of:

Assets	Estimated Useful Life from Acquisition Date unless noted	Original Cost	Accumulated Amortization	Allowance for Impairment	Net Carrying Value
Trade names—Benefoot	Indefinite(1)	$1,600,000	$—	$1,600,000	$—
Non-competition agreements—Benefoot/Bi-Op	4 Years(1)(2)	630,000	290,180	58,000	281,820
License agreements and related technology—Benefoot	5 to 8 Years(1)(2)	1,600,000	560,551	444,000	595,449
Repeat customer base—Bi-Op	7 Years(2)	500,000	90,740	—	409,260
Trade names—Silipos	Indefinite	2,688,000	—	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	360,000	—	1,320,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	215,368	—	1,148,632
		$10,062,000	$1,516,839	$2,102,000	$6,443,161

Identifiable intangible assets at December 31, 2005 consisted of:

Assets	Estimated Useful Life from Acquisition Date unless noted	Original Cost	Accumulated Amortization	Allowance for Impairment	Net Carrying Value
Trade names—Benefoot	Indefinite(1)	$1,600,000	$—	$1,600,000	$—
Non-competition agreements—Benefoot/Bi-Op	4 Years(1)(2)	630,000	270,051	58,000	301,949
License agreements and related technology—Benefoot	5 to 8 Years(1)(2)	1,600,000	531,460	444,000	624,540
Repeat customer base— Bi-Op	7 Years(2)	500,000	75,000	—	425,000
Trade names—Silipos	Indefinite	2,688,000	—	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	300,000	—	1,380,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	179,474	—	1,184,526
		$10,062,000	$1,355,985	$2,102,000	$6,604,015

(1)          As a result of the Company’s review of goodwill and long-lived assets with indefinite lives in accordance with SFAS No. 142 as of October 1, 2005, the Company provided an allowance for impairment of $1,600,000 with respect to certain of the identifiable intangible assets. Additionally, based upon its SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

analysis, the Company recorded a provision of impairment of $502,000 with respect to certain of the identifiable intangible assets with definitive lives, as it was determined, based upon the review of estimated related cash flows, that the carrying value of certain of the identifiable intangible assets with definite lives exceeded the fair value.

(2)          Furthermore, based upon the analysis described above, it was determined that the estimated useful lives of certain of the identifiable intangible assets with definite lives needed to be reduced, and the Company prospectively reduced the estimated useful lives of the following identifiable intangible assets: Non-competition agreements—Benefoot/Bi-Op, from 7-8 years to 4 years; License agreements and related technology—Benefoot, from 11 years to 5-8 years; and Repeat customer base—Bi-Op, from 20 years to 7 years.

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended March 31, 2006 and 2005 was $160,854 and $159,217, respectively. As of December 31, 2005, the estimated future amortization expense is approximately $643,000 per annum for 2006 - 2008, and $623,000 for 2009, approximately $540,000 for 2010 and approximately $823,000 thereafter. The effect of the change in estimated useful lives for certain of the identifiable intangible assets is to increase amortization by approximately $84,000 per year in 2006 to 2008 and approximately $74,000 in 2009, and to reduce amortization by approximately $4,000 in 2010, approximately $23,000 in 2011, approximately $39,000 in 2012, approximately $35,000 in 2013 and approximately $25,000 per year in 2014 to 2022.

(c) Goodwill

Changes in goodwill for the three months ended March 31, 2006 and for the year ended December 31, 2005 are as follows:

	Orthopedics	Skincare	Total
Balance, January 1, 2005	$10,734,851	$2,586,300	$13,321,151
Purchase price adjustments related to Silipos	558,643	239,419	798,062
Balance, December 31, 2005	11,293,494	2,825,719	14,119,213
Activity	—	—	—
Balance, March 31, 2006	$11,293,494	$2,825,719	$14,119,213

NOTE 3—INVENTORIES, NET

Inventories, net, consisted of the following:

	March 31, 2006	December 31, 2005
Raw materials	$2,456,723	$2,335,280
Work-in-process	310,250	265,204
Finished goods	1,989,991	2,086,783
	4,756,964	4,687,267
Less: Allowance for excess and obsolescence	603,684	564,269
	$4,153,280	$4,122,998

NOTE 4—LONG-TERM DEBT, INCLUDING CURRENT INSTALLMENTS

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the “Convertible Notes”), in a private placement. As the Convertible Notes are due in full on August 31, 2006, they are listed on the balance sheet as current liabilities. On June 20, 2005, $150,000 of the Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest is payable semi-annually on the last day of June and

December. Interest expense on the Convertible Notes for the three months ended March 31, 2006 and 2005 were $144,390 and $145,890, respectively. Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder, whose sole manager and voting member is Warren B. Kanders, the Company’s Chairman of the Board of Directors since November 12, 2004, holds $2,500,000 principal amount of these Convertible Notes. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $6.00 per share (equal to the market value of the Company’s stock on October 31, 2001), subject to anti-dilution protections in the event that, among other things, the Company issues common stock or equity securities convertible into or exchangeable for common stock at a price below the conversion price of the Convertible Notes, and are subordinated to existing or future senior indebtedness of the Company.

The Company received net proceeds of $13,668,067 from the offering of the Convertible Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Convertible Notes. The amortization of these costs for the three months ended March 31, 2006 and 2005 were $47,945 and $48,443, respectively, and were included in interest expense in the related consolidated statements of operations.

On September 30, 2004, the Company completed the acquisition of all of the outstanding stock of Silipos (see Note 2 (a), “Acquisition of Silipos”). In connection with the acquisition of Silipos, the Company issued:

(i)            $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “Subordinated Notes”) to ten accredited investors;

(ii)        the $7.5 Million Note, as previously defined; and

(iii)    the $3.0 Million Note, as previously defined.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners held $750,000 principal amount of these Subordinated Notes. As part of such issuance, the Company also issued warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which warrants are exercisable until September 30, 2009, commencing on September 30, 2005. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as an additional interest expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third-party for placing the Subordinated Notes, which warrants have a fair value of $75,800 using the Black-Scholes pricing model and the same assumptions used to value the other warrants. In the three months ended March 31, 2005, the Company recognized amortization expense of $58,090 and $7,058 with respect to the debt discount (warrants) and debt placement fees, respectively, which was included in interest expense in the consolidated statement of operations. There were no such amounts in the three months ended March 31, 2006. Additionally, during the three months ended March 31, 2005, the Company incurred interest expense of $96,250 with respect to the Subordinated Notes. The Company repaid the Subordinated Notes plus accrued interest, which totalled $5,675,389, on June 15, 2005, with a portion of the net proceeds from its public offering of common stock.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and was subject to increase pursuant to a Protection Payment as defined in Note 1 (b). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005. The Company recorded the $7.5 Million Note and the $3.0 Million Note at their face value, which represented the fair value of the notes on their date of issuance (September 30, 2004). The Company adjusted the carrying value of the $7.5 Million Note and the $3.0 Million Note to $7.986 million and $2.737 million, respectively, at December 31, 2004, and further adjusted the carrying value of the notes as of January 1, 2005 to $7.723 million and $3.0 million, respectively, upon the Company’s determination to follow EITF No. 86-15 with respect to the $7.5 Million Note (see Note 1 (b)). On March 31, 2005, the Company entered into a settlement agreement (the “Settlement Agreement”) and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006 to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect the Company’s election on March 15, 2005, in accordance with its terms, to increase the principal amount effective April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note was $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties also agreed to amend and restate the $3.0 Million Note, which was originally due on December 31, 2009. The $3.0 Million Note was amended and restated to provide that the $3.0 Million Note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note were repaid in full on or before March 31, 2006. Both notes were repaid in full on July 15, 2005. The Company determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133 in that there is no provision for net settlement. The Company followed the guidance of EITF No. 86-15, which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, the Company recorded additional interest expense of approximately $304,000 (in excess of the initial coupon rate of 5.5%, 7.5% after April 1, 2005), which is reflected as interest expense in the consolidated statement of operations for the three months ended March 31, 2005.

Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note are repaid prior to March 31, 2006. The Company determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid in full by March 31, 2006, represented a call option (“Refund Provision”) that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund the Company is entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise. The Company concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment. After reaching this determination, the Company followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation. Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimis and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third-party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset (call option) and a non-cash gain on the change in the fair value of a call option. In making this determination, consideration was given primarily to the fact that the Company had completed its underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the $7.5 Million Note and the $3.0 Million Note, plus interest, before their contractual due dates. SSL provided a discount of $100,000 for the early payment and the Company realized $500,000 with respect to the Refund Provision upon the repayment of the $7.5 Million Note and the $3.0 Million Note in July 2005, which was recorded as a reduction in interest expense.

The Company incurred interest expense of approximately $959,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5% after April 1, 2005)) and approximately $89,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, for the year ended December 31, 2005, of which approximately $407,000 (including approximately $304,000 as described above) and approximately $41,000, respectively were recorded in the three months ended March 31, 2005.

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

NOTE 5—SEGMENT INFORMATION

Prior to October 1, 2004, the Company operated in two segments, custom orthotics and distributed products. Beginning October 1, 2004, following the acquisition of Silipos, the Company is reporting custom orthotics and distributed products as a single segment called orthopedics and is reporting a new second segment called skincare. The orthopedics segment includes the orthopedic products of Silipos. Intersegment net sales are recorded at cost.

Segment information for the three months ended March 31, 2006 and 2005 is summarized as follows:

Three months ended March 31, 2006	Orthopedic	Skincare	Total
Net sales	$7,625,582	$719,472	$8,345,054
Gross profit	2,668,692	358,680	3,027,372
Operating loss	(1,247,084)	(17,270)	(1,264,354)
Total assets	48,410,460	8,577,603	56,988,063

Three months ended March 31, 2005	Orthopedic	Skincare	Total
Net sales	$9,034,011	$1,363,182	$10,397,193
Gross profit	4,123,321	771,812	4,895,133
Operating income	398,775	162,471	561,246
Total assets	40,125,237	7,684,678	47,809,915

Geographical segment information for the three months ended March 31, 2006 and 2005 is summarized as follows:

Three months ended March 31, 2006	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$6,861,466	$607,513	$876,075	$8,345,054
Intersegment net sales	207,816	—	—	207,816
Gross profit	2,385,245	270,971	371,156	3,027,372
Operating (loss) income	(1,291,670)	75,916	(48,600)	(1,264,354)
Total assets	52,247,005	1,891,791	2,849,267	56,988,063

Three months ended March 31, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$8,852,956	$514,033	$1,030,204	$10,397,193
Intersegment net sales	200,111	—	—	200,111
Gross profit	4,196,424	225,636	473,073	4,895,133
Operating income (loss)	544,859	(2,942)	19,329	561,246
Total assets	44,011,269	1,672,803	2,125,843	47,809,915

NOTE 6—COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive (loss) income were as follows:

	Three months ended March 31,
	2006	2005
Net (loss) income	$(1,425,955)	$1,445,349
Other comprehensive (loss) income, net of tax:
Change in equity resulting from translation of financial statements into U.S. dollars	(59,047)	(15,771)
Comprehensive (loss) income	$(1,485,002)	$1,429,578

NOTE 7—INCOME (LOSS) PER SHARE

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted (loss) income per share computations for the three months ended March 31, 2006 and 2005 exclude 1,905,128 and 13,500 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the three months ended March 31, 2006.

The following table provides a reconciliation between basic and diluted (loss) earnings per share:

	Three months ended March 31,
	2006			2005
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net (loss) income	$(1,425,955)	9,935,845	$(.14)	$1,445,349	4,397,933	$.33
Effect of Dilutive Securities
Stock options and warrants	—	—	—	—	548,929	(.04)
Stock awards	—	—	—	—	40,000	—
Convertible notes	—	—	—	194,333	2,431,500	(.07)
Diluted EPS	$(1,425,955)	9,935,845	$(.14)	$1,639,682	7,418,362	$.22

NOTE 8—RELATED PARTY TRANSACTIONS

Consulting Agreement with Kanders & Company, Inc.   On November 12, 2004, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide the Company with strategic consulting and corporate development services for a term of three years. Kanders & Company will receive, pursuant to the Consulting Agreement, an annual fee of $200,000 and may receive separate compensation for assistance, at the Company’s request, with certain transactions or other matters to be determined by the board from time to time. Additionally, through the Consulting Agreement, Kanders & Company was granted options to purchase 240,000 shares of the Company’s common stock at an exercise price of $7.50 per share (the market price of the stock on the date of the grant), vesting in three equal annual installments beginning on November 12, 2005. In November 2005, the grant of the options for 240,000 shares to Kanders & Company was cancelled and the Company granted to Mr. Kanders the 240,000 options on the same terms. The Company accounted for 15,000 of such options as compensation for duties performed by Mr. Kanders in his capacity as Chairman of the Board of Directors under APB No. 25 and accounted for 225,000 of such options as being granted pursuant to the Consulting Agreement and accounted for in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” In November 2005, Mr. Kanders was granted 275,000 options at an exercise price of $4.89 (the market price at the date of the grant) vesting in three equal annual installments beginning April 1, 2008. The Company accounted for 37,500 of these options as compensation for duties performed in his capacity as Chairman of the Board of Directors and 237,500 as options granted pursuant to the Consulting Agreement. Additionally, on December 20, 2005, the Board of Directors accelerated the vesting of certain options, including these, subject to lockup, confidentiality and non-competition agreements. The Company recorded non-cash stock option compensation of approximately $1,257,000 for year ended December 31, 2005 with respect to the consulting options of which approximately $882,000 relates to the acceleration of the vesting of such options. The Company has also agreed to provide Kanders & Company with indemnification protection, which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error, or misstatement by Kanders & Company alleged by any claimant. The Consulting Agreement replaced a previous agreement for similar consulting services, pursuant to which Kanders & Company received an annual fee of $100,000, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.525 per share, and the indemnification protection described above. The Company expensed $50,000 with respect to the annual fee under the Consulting Agreement during each of the three months ended March 31, 2006 and 2005, respectively.

Note and Warrant Purchase Agreement.   On September 30, 2004, the Company sold (a) the Subordinated Notes, and (b) warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share (the “Warrants”) pursuant to a Note and Warrant Purchase Agreement dated September 30, 2004 by and among the Company and ten accredited investors, including Langer Partners. The Subordinated Notes and Warrants were sold by the Company to finance the cash portion of the Silipos acquisition. Langer Partners purchased $750,000 principal amount of the Subordinated Notes and Warrants to purchase 15,000 shares of the Company’s common stock. As permitted under the terms of the Subordinated Notes, all the Subordinated Notes were prepaid with interest on June 15, 2005. The Warrants became exercisable on September 30, 2005 and they expire September 30, 2009. The exercise price of the Warrants is subject to adjustment in certain circumstances. The fair value of all 110,000 of the Warrants was determined to be $735,900 using the Black-Scholes option pricing model. This amount was recognized as a discount to the Subordinated Notes and was recorded as an additional interest expense over the original term of the Subordinated Notes with the unamortized balance recognized in June 2005 when the Subordinated Notes were paid off. Under the Note and Warrant Purchase Agreement, the Company filed a shelf registration statement covering resales of the shares underlying the Warrants by December 31, 2005, which became effective on January 13, 2006.

Other related party transactions.   The Company has obtained certain technology related products and services from a company owned by the brother-in-law of Andrew Meyers, who was, until December 31, 2005, the Company’s President, Chief Executive Officer and who remained a director of the Company until March 24, 2006. Costs incurred by the Company for such products and services were approximately $16,000 and $0 in the three months ended March 31, 2006 and 2005, respectively.

NOTE 9—PENSION

	Pension Benefits
Three months ended March 31	2006	2005
Interest cost	$9,343	$8,996
Expected return on plan assets	(13,257)	(11,723)
Amortization of transition obligations	1,948	1,948
Recognized actuarial loss	4,932	4,766
Net periodic benefit cost	$2,966	$3,987

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute approximately $67,000 to its pension plan in 2006. As of March 31, 2006, no contributions have been made.

NOTE 10—LITIGATION

From time to time, the Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their final resolution will not have a material adverse effect on the Company’s consolidated financial statements.

On April 21, 2005, Thermo-Ply, Inc., a Florida corporation, filed an action in the United States District Court for the Middle District of Florida (Tampa Division) against Silipos and four other defendants. The action asserts a claim for alleged infringement of U.S. Patent No. 6,231,617. Thermo-Ply has agreed to settle the action against Silipos. Pursuant to the Silipos stock purchase agreement, SSL has agreed to fund any of the Company’s obligations resulting from the settlement over $150,000. The Company is liable for such $150,000 in connection with the settlement and has already accrued or paid such amount.

In addition, in connection with the Company’s acquisition of Silipos, the Company could become subject to certain claims or actions brought by Poly-Gel, although no such claims have been brought to date. These claims may arise, for example, out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulations) of Poly-Gel, as well as any other alleged violations of the supply agreement (the “Potential Poly-Gel Claims”). For any of these potential claims, SSL, the seller of Silipos has agreed to indemnify the Company for losses up to $2.0 million, after which the Company would be liable for any such claims. Furthermore, the Company has assumed responsibility for the first $150,000 of such liability in connection with the Company’s acquisition of Silipos, and SSL’s maximum liability for total indemnification related to the Company’s acquisition of Silipos is between $5,000,000 and $7,000,000. Thus, if the total amount of all claims arising from the acquisition exceed this maximum, whether or not related to Poly-Gel, the Company would be liable for amounts in excess of the maximum. For claims arising out of conduct that occurs after the closing of the Silipos transaction on September 30, 2004, the Company has agreed to indemnify SSL against losses. The Company would expect to vigorously defend against any claims brought by Poly-Gel or any other third party. However, if such claims were brought, the Company may not ultimately prevail.

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

On or about February 23, 2006, Silipos commenced an action in New York State Supreme Court, New York County, against Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006. In the action, Silipos seeks, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that his termination by Silipos was for “cause” as defined in the employment agreement. Silipos is also seeking an aggregate of $12 million in compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. No assurance can be given that Silipos will be successful in recovering all or any portion of this amount. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaint and asserting counterclaims seeking (i) a declaratory judgment that his non-disclosure agreement is unenforceable, and (ii) a money judgment of $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. Silipos intends to vigorously defend these counterclaims.

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

Our broad range of over 500 orthopedic products, including custom foot and ankle orthotic devices, pre-fabricated foot products, rehabilitation products, and gel-based orthopedic and prosthetic products, are designed to correct, protect, heal and provide comfort for the patient. Our line of over 50 skincare products, which includes scar management products and gel-based therapeutic gloves and socks, is designed to improve skin appearance and transmit moisture agents, vitamins and nutrients to the skin.

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

•       Bi-Op.   On January 13, 2003, we acquired Bi-Op Laboratories, Inc., which is engaged in the design, manufacture and sale of footwear and foot orthotic devices, as well as orthotic and prosthetic services. We acquired Bi-Op to gain access to additional markets and complementary product lines. The aggregate consideration, including transaction costs, was approximately $2.2 million, of which approximately $1.8 million was paid in cash, and the remaining portion was paid through the issuance of 107,611 shares of our common stock.

•       Benefoot.   On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. (together, “Benefoot”). Benefoot designs, manufactures and distributes custom orthotics, custom Birkenstock® sandals, therapeutic shoes and prefabricated orthotic devices to healthcare professionals. We acquired Benefoot to gain additional scale in our core custom orthotics business, as well as to gain access to complementary product lines. The aggregate consideration, including transaction costs, was approximately $7.9 million, of which approximately $5.6 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes, and approximately $0.5 million was paid through the issuance of 61,805 shares of our common stock. In connection with this acquisition, we also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness which was paid at closing. As a result of our annual review of goodwill and identifiable intangible assets with indefinite lives as of October 1, 2005, we provided an allowance for impairment of $1,600,000 with respect to the Benefoot trademark in our statement of operations for the year ended December 31, 2005. Additionally, in connection with our review of identifiable intangible assets with definite lives, we provided an allowance for impairment of $502,000, in our statement of operations for the year ended December 31, 2005.

We sell our products directly to health care professionals and also to wholesale distributors. Custom orthotic products are primarily sold directly to health care professionals. Other products sold in our orthopedic business are sold both directly to health care professionals and to distributors. Products sold in our skincare business are sold primarily to wholesale distributors. Revenue from product sales is recognized at the time of shipment. Our most significant expense is cost of sales. Cost of sales consists of materials, direct labor and overhead, and related shipping costs. General and administrative expenses consist of executive, accounting and administrative salaries and related expenses, insurance, pension expenses, bank service charges, stockholder relations, and amortization of identifiable intangible assets with definite lives. Selling expenses consist of advertising, promotions, commissions, conventions, postage, travel and entertainment, sales and marketing salaries and related expenses.

For the three months ended March 31, 2006 and 2005, we derived approximately 90% of our revenue from North America, and approximately 10% of our revenue from outside North America. Of our revenue derived from North America for the three months ended March 31, 2006 and 2005, approximately 91% and approximately 95%, respectively, was generated in the United States and approximately 9% and approximately 5%, respectively, was generated from Canada.

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

For the three months ended March 31, 2006 and 2005, we derived approximately 91% and approximately 87% of our revenues, respectively, from our orthopedic segment and approximately 9% and approximately 13%, respectively, from our skincare segment.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates under different assumptions or conditions.

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

Warranty Reserve.   Warranty reserves represent our estimate of future costs associated with our warranty of fabricated products and are based upon historical experience. The warranty reserve at December 31, 2005 was $70,000. During the three months ended March 31, 2006, we added approximately $35,000 to the reserve and charged approximately $35,000 against the reserve to complete warranty repairs. The warranty reserve at March 31, 2006 was $70,000. If future costs incurred were to differ from our estimates, we may need to increase or decrease our reserve.

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

Allowance for Doubtful Accounts.   Our allowance for doubtful accounts has increased on a percentage basis from 7.6% of accounts receivable at December 31, 2005 to 8.6% of accounts receivable at March 31, 2006. Management believes that the overall allowance, as a percentage of accounts receivable at March 31, 2006, is appropriate based upon the consolidated collection and write-off history, as well as the age of the consolidated accounts receivable. At December 31, 2005, the allowance for doubtful accounts was approximately $430,000. During the three months ended March 31, 2006, we added approximately $35,000 to the allowance and collected or wrote off approximately $25,000 against the allowance. At March 31, 2006, the allowance for doubtful accounts was approximately $440,000. If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.

Other Allowances.   The sales returns and allowances at both March 31, 2006 and December 31, 2005 were approximately $68,000. If actual sales returns and allowances were to differ from our estimates, we may need to increase or decrease our sales return and allowance.

Inventory Reserve.   At December 31, 2005, the inventory reserve for excess or obsolete inventory was approximately $564,000. During the three months ended March 31, 2006, we provided an additional reserve of approximately $40,000 and had no write-offs of excess or obsolete inventory. The reserve for obsolete inventory was approximately $604,000 at March 31, 2006. If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory. Inventory write-downs represent the estimated loss of value of certain slow-moving inventory or inventory that has been damaged or spoiled. Inventory usage is analyzed using turnover analysis, and an allowance for obsolescence is provided when inventory quantity exceeds its normal cycle. The percentage of allowance is based upon actual usage, historical data and experience. Most of these reserves are associated with raw materials used in the fabrication process and either represent items no longer utilized in the process or significant excess inventory. Inventory for which a reserve has been provided was approximately $1,214,000 and approximately $1,175,000, on an original cost basis, at March 31, 2006 and December 31, 2005, respectively. Certain of the raw material inventory for which a reserve was provided have subsequently been used in fabrication, with the related reserve being reversed. However, we re-evaluate the reserve as of the end of each reporting period based upon the age of the existing inventory and the usage analysis.

Goodwill and Identifiable Intangible Assets.   Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (approximately 36.1% at March 31, 2006 and approximately 36.2% at December 31, 2005) of our total assets. Goodwill and identifiable intangible assets, net, at March 31, 2006 and December 31, 2005 were approximately $20,562,000 and approximately $20,723,000, respectively.

Stock-Based Compensation.   We estimate the fair value of stock options granted using the Black-Scholes option pricing formula and a multiple option award approach. This fair value is then amortized over the requisite service periods of the awards. This option pricing model requires the input of highly subjective assumptions, including the options’ expected lives, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement of Financial

Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Three months ended March 31, 2006 and 2005

Net loss for the three months ended March 31, 2006 was approximately $(1,426,000), or $(.14) per share on a fully diluted basis, as compared to net income of approximately $1,445,000, or $.22 per share on a fully diluted basis for the three months ended March 31, 2005, a change of approximately $2,871,000. The principal reason for the change in net income was a reduction in net sales of approximately $2,052,000, or 19.7%, in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, which was offset by only a $184,000, or 3.3%, reduction in cost of sales in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, resulting in a reduction in gross profit of approximately $1,868,000 in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. Additionally, the net income in the three months ended March 31, 2005 included the non-recurring non-cash gain of $1,750,000 from the change in the fair value of the Put Option (as hereinafter defined) that we assumed in connection with our acquisition of Silipos. The Put Option is contained in the supply agreement between Silipos and Poly-Gel, L.L.C. (“Poly-Gel”) dated August 20, 1999, which we assumed in connection with the Silipos acquisition. The supply agreement provided that Poly-Gel had the option (the “Put Option”) to cause Silipos to purchase the assets or shares of Poly-Gel at a purchase price, payable in cash, of 1.5 times Poly-Gel’s revenues over the 12-month period prior to the exercise of the Put Option. At September 30, 2004, the fair value of the Put Option was approximately $2,355,000. At December 31, 2004, the fair value of the Put Option was approximately $1,750,000. The Put Option expired unexercised on February 16, 2005 in accordance with its terms. In late 2004, we engaged in discussions with Poly-Gel regarding our possible acquisition of Poly-Gel. However, these discussions were terminated and we did not acquire Poly-Gel. We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004, as a non-cash gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004, and as described above, we recorded the expiration of the Put Option as an additional non-cash gain of $1,750,000 during the three months ended March 31, 2005. There was no such amount in the three months ended March 31, 2006.

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

Net sales for the three months ended March 31, 2006 were approximately $8,345,000, as compared to approximately $10,397,000 for the three months ended March 31, 2005, a decrease of approximately $2,052,000 or approximately 19.7%. The reasons for the decrease were the decrease in Silipos’ net sales of approximately $1,449,000 and a decline in net sales in our historic business of approximately $603,000. The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $7,626,000 in the three months ended March 31, 2006, as compared to approximately $9,034,000 in the three months ended March 31, 2005, a decrease of approximately $1,408,000 or approximately 15.6%. This decrease was due to the net sales decrease of approximately $805,000 from the orthopedic segment of Silipos, and a reduction in net sales in our historic business of approximately $603,000.

Within the orthopedic segment, net sales of custom orthotics for the three months ended March 31, 2006 were approximately $3,958,000, as compared to approximately $4,385,000 for the three months ended March 31, 2005, a decrease of approximately $427,000. Approximately $288,000 of such reduction in sales is the result of the loss of certain of Langer’s Canadian customers, attributable to the termination of our relationship with our Canadian sales representative in March 2005.

Also within the orthopedic segment, net sales of distributed products for the three months ended March 31, 2006 were approximately $1,103,000, as compared to approximately $1,279,000 for the three months ended March 31, 2005, a decrease of approximately $176,000 or approximately 13.8%. This decrease was attributable to a decrease in sales of our therapeutic footwear program of approximately $112,000 and a reduction in the sales of PPT®, a proprietary product, of approximately $70,000 in the quarter ended March 31, 2006 (there was a large sale in the first quarter of 2005), as compared to the three months ended March 31, 2005.

Net sales of Silipos branded orthopedic products were approximately $2,565,000 in the three months ended March 31, 2006, as compared to approximately $3,370,000 in the three months ended March, 31, 2005, due to the loss of several customers and reduced orders in the three months ended March 31, 2006.

We generated net sales of approximately $719,000 in our skincare segment in the three months ended March 31, 2006, as compared to approximately $1,363,000 in the three months ended March 31, 2005. Net sales in the skincare segment represented approximately 21.9% of Silipos’ net sales for the three months ended March 31, 2006, as compared to approximately 28.8% of Silipos’ net sales for the three months ended March 31, 2005, and represented approximately 8.6% of total net sales for the three months ended March 31, 2006, as compared to approximately 13.1% of total net sales for the three months ended March 31, 2005.

Cost of sales on a consolidated basis decreased approximately $184,000, or approximately 3.3%, to approximately $5,318,000 for the three months ended March 31, 2006, as compared to approximately $5,502,000 for the three months ended March 31, 2005. Cost of sales did not decline as much as net sales because manufacturing overhead, which is primarily comprised of fixed expenses and direct labor, and which was fairly consistent with the comparable year period, had more than offset the reduction in materials costs.

Cost of sales in the orthopedic segment were approximately $4,957,000, or approximately 65.0% of orthopedic net sales in the three months ended March 31, 2006, as compared to approximately $4,911,000, or approximately 54.4% of orthopedic net sales in the three months ended March 31, 2005. The reason for the increase in the cost of sales was discussed above.

Costs of sales for custom orthotics were approximately $3,190,000, or approximately 80.6% of net sales of custom orthotics for the three months ended March 31, 2006, as compared to approximately $2,996,000, or approximately 68.3% of net sales of custom orthotics for the three months ended March 31, 2005. Cost of sales of historic distributed products were approximately $701,000, or approximately 63.6% of net sales of distributed products in the historic business for the three months ended March 31, 2006, as compared to approximately $741,000, or approximately 57.9% of net sales of distributed products in the historic business for the three months ended March 31, 2005.

Cost of sales for Silipos’ branded orthopedic products were approximately $1,066,000, or approximately 41.6% of net sales of Silipos’ branded orthopedic products of approximately $2,565,000 in the three months ended March 31, 2006, as compared to approximately $1,174,000, or approximately 34.8% of net sales of Silipos’ branded orthopedic products of approximately $3,370,000 in the three months ended March 31, 2005.

Cost of sales for skincare products were approximately $361,000, or approximately 50.2% of net sales of skincare products of approximately $719,000 in the three months ended March 31, 2006, as compared to approximately $591,000, or approximately 43.4% of net sales of skincare products of approximately $1,363,000 in the three months ended March 31, 2005.

Consolidated gross profit decreased approximately $1,868,000, or approximately 38.2%, to approximately $3,027,000 for the three months ended March 31, 2006, as compared to approximately

$4,895,000 in the three months ended March 31, 2005. Consolidated gross profit as a percentage of net sales for the three months ended March 31, 2006 was approximately 36.3%, as compared to approximately 47.1% for the three months ended March 31, 2005. The principal reason for the decrease in consolidated gross profit was the gross profit decrease from Silipos of approximately $1,111,000. Silipos’ blended gross profit (including both orthopedic and skincare) as a percentage of its net sales for the three months ended March 31, 2006 was approximately 56.5%, as compared to 62.7% for the three months ended March 31, 2005. Excluding Silipos, our gross profit as a percentage of net sales was approximately 23.1% for the three months ended March 31, 2006, reflecting a significant decrease attributable to the allocation of fixed costs over a smaller amount of net sales, as compared to a gross profit of approximately 34.0% for the three months ended March 31, 2005. The reduction in Silipos’ gross profit can also be attributed to fixed cost components of cost of sales.

Gross profit for the orthopedic segment was approximately $2,669,000, or approximately 35.0% of net sales of the orthopedic segment in the three months ended March 31, 2006, as compared to approximately $4,123,000, or approximately 45.6% of net sales of the orthopedic segment in the three months ended March 31, 2005.

Gross profit for custom orthotics was approximately $768,000, or approximately 19.4% of net sales of custom orthotics for the three months ended March 31, 2006, as compared to approximately $1,389,000, or approximately 31.7% of net sales of custom orthotics for the three months ended March 31, 2005. Gross profit for our historic distributed products was approximately $402,000, or approximately 36.4% of net sales of distributed products in the historic business for the three months ended March 31, 2006, as compared to approximately $538,000, or approximately 42.1% of net sales of distributed products in the historic business for the three months ended March 31, 2005. The decrease in gross profit in custom orthotics was attributable to increases in certain overhead expenses, as well as a slight increase in certain material prices. The decrease in gross profit in distributed products from our historical business was attributable to a decrease in the net sales of historic distributed products.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $1,499,000, or approximately 58.4% of net sales of Silipos’ branded orthopedic products for the three months ended March 31, 2006, as compared to approximately $2,196,000, or approximately 65.2% of net sales of Silipos’ branded orthopedic products for the three months ended March 31, 2005.

Gross profit generated by our skincare segment was approximately $358,000, or approximately 49.8% of net sales in the skincare segment for the three months ended March 31, 2006, as compared to approximately $772,000, or approximately 56.6% of net sales in the skincare segment for the three months ended March 31, 2005.

General and administrative expenses for the three months ended March 31, 2006 were approximately $2,341,000, or approximately 28.1% of net sales, as compared to approximately $2,265,000, or approximately 21.8% of net sales for the three months ended March 31, 2005, representing an increase of approximately $76,000. This increase was attributable to an increase in consulting fees (primarily information technology related of approximately $82,000), an increase in professional fees of approximately $85,000, rent expense of approximately $151,000 recognized with respect to the new New York City office lease, consulting fees of approximately $107,000 incurred with respect to our lean manufacturing initiative and an increase in other net general and administrative expenses of approximately $26,000. These increases were partially offset by a decrease in the Company’s incentive plan accrual of approximately $152,000, a decrease in stock-based compensation of approximately $46,000, and a decrease in stock option compensation of approximately $177,000.

Selling expenses decreased approximately $111,000, or approximately 5.7%, to approximately $1,828,000 for the three months ended March 31, 2006, as compared to approximately $1,939,000 for the three months ended March 31, 2005. Selling expenses as a percentage of net sales were approximately 21.9% in the three months ended March 31, 2006, as compared to approximately 18.6% in the three months ended March 31, 2005. Silipos’ selling expenses decreased by approximately $313,000, from approximately $1,119,000 in the three months ended March 31, 2005, to approximately $806,000 in the three months ended March 31, 2006. Selling expenses in our historic business increased by approximately $202,000, from approximately $820,000 in the three months ended March 31, 2005, to approximately $1,022,000 in the three months ended March 31, 2006, due to increases in consulting and professional fees of approximately $36,000, severance and severance related expenses of approximately $23,000, website development expenses of approximately $13,000, sales and sales related salaries of approximately $56,000, which includes certain reclassifications of personnel, (net of commissions paid to our former Canadian representative) and advertising, promotions and other related selling expenses of approximately $74,000. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our historic business. We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses. Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

Interest expense was approximately $304,000 for the three months ended March 31, 2006, as compared to approximately $918,000 for the three months ended March 31, 2005, a decrease of approximately $614,000. The principal reasons for the decrease in 2006 were:

(i)            Interest expense of approximately $240,000 associated with the acquisition indebtedness incurred in connection with the Silipos acquisition, which closed on September 30, 2004, was incurred in the three months ended March 31, 2005. No such amount was included in the three months ended March 31, 2006, as this indebtedness was repaid in June and July 2005;

(ii)        Interest amortization of the estimated fair value of the warrants issued in connection with our $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “Subordinated Notes”), which aggregated approximately $58,000, and the amortization of the related debt placement costs of approximately $7,000 were incurred in the three months ended March 31, 2006. No such amount was incurred in the three months ended March 31, 2006 as all related indebtedness had been repaid in 2005; and

(iii)    Amortization of interest expense of approximately $304,000 associated with the increasing interest rate and interest cost related to the Protection Payment included in the $7.5 million secured promissory note due March 31, 2006 issued to SSL (the “$7.5 Million Note”) in the three months ended March 31, 2005 (see Note 4, “Long-Term Debt, Including Current Installments”). No such amount was incurred in the three months ended March 31, 2006, as the $7.5 Million Note was repaid in full in July 2005.

Interest income was approximately $159,000 in the three months ended March 31, 2006, as compared to approximately $81,000 in the three months ended March 31, 2005. The principal reason for the increase is the increase in cash available for investment attributable to the unused proceeds from the Company’s public offering of common stock, which was completed in June 2005.

We recorded the expiration of the Put Option on February 16, 2005 as an additional non-recurring non-cash gain of $1,750,000 from the change in the estimated fair value of the Put Option in the three months ended March 31, 2005. There was no such gain in the three months ended March 31, 2006.

The provision for income taxes was approximately $8,000 in the three months ended March 31, 2006, as compared to $39,000 in the three months ended March 31, 2005. In the three months ended March 31, 2006, we provided for current foreign income taxes of approximately $34,000 and a deferred income tax (benefit) totalling approximately $(26,000) (approximately $9,000 of which relates to foreign taxes). In the three months ended March 31, 2005, we provided a deferred income tax expense of $37,000 and a foreign tax provision of $2,000.

Liquidity and Capital Resources

Working capital as of March 31, 2006 was approximately $7,956,000, as compared to approximately $9,204,000 as of December 31, 2005. Cash balances at March 31, 2006 were approximately $18,499,000, a decrease of approximately $330,000, from approximately $18,829,000 at December 31, 2005. The decrease in working capital at March 31, 2006 is primarily attributable to decreases in cash and accounts receivable resulting from a reduction in net sales, and increases in accrued liabilities and accounts payable attributable to the timing of certain payments, the deferred rent associated with a landlord’s contribution towards leasehold improvements for a new New York City office lease and the straight line rent obligation recorded, partially offset by increases in prepaid expenses attributable to the recording of a landlord’s obligation for leasehold improvements with respect to the new New York City office lease.

Net cash used in operating activities was approximately $143,000 in the three months ended March 31, 2006. Net cash provided by operating activities was approximately $1,144,000 in the three months ended March 31, 2005. The net cash used in operating activities in the three months ended March 31, 2006 resulted primarily to increases in prepaid expenses and other assets. Net cash provided by operations in the three months ended March 31, 2005 primarily includes cash generated by Silipos.

Net cash used in investing activities was approximately $205,000 and approximately $204,000 in the three months ended March 31, 2006 and 2005, respectively. Net cash used in investing activities in the three months ended March 31, 2006 reflects the purchases of property and equipment of approximately $205,000, principally production related equipment at our Langer operation. Net cash used in investing activities in the three months ended March 31, 2005 represents investment in property and equipment of approximately $274,000, principally our new information technology platform, partially offset by the sale of certain property and equipment of approximately $70,000.

Net cash provided by financing activities in the three months ended March 31, 2006 was approximately $46,000, which represented the proceeds from the exercise of certain stock options and warrants. There was no net cash provided by financing activities in the three months ended March 31, 2005.

As discussed below, the principal amount of our 4% convertible subordinated notes are due in full on August 31, 2006, in the amount of $14,439,000 (the “Convertible Notes”).

Our principal cash needs are to reduce debt and other liabilities incurred in connection with our acquisition of Silipos, to pay the Convertible Notes due August 31, 2006, to provide working capital and to fund growth.

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

In the three months ended March 31, 2006, we generated a net loss of approximately $(1,426,000) which resulted from a 19.7% decrease in net sales, compared to the three months ended March 31, 2005, and a 9% decrease in net sales, compared to the three months ended December 31, 2005. In the year ended December 31, 2005, we generated a net loss after income taxes of approximately $(4,557,000), which included loss on impairment of certain identifiable intangible assets totalling $2,102,000. Additionally, we incurred compensation charges for stock awards, stock options granted to consultants, modifications to stock option agreements and acceleration of vesting of certain stock awards and options which in the aggregate were approximately $3,045,000. These charges were partially offset by the non-recurring non-cash gain of $1,750,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2004, we generated earnings after taxes of approximately $375,000, which included a non-cash gain of $605,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2003, we did not have earnings after taxes.

In an effort to reduce the losses in the Company’s custom orthotics business, the Company engaged third-party consultants to assist in the implementation of lean manufacturing principles in the custom orthotics business in order to improve manufacturing processes and reduce inefficiency, eliminate waste, and improve process flow and customer service. As of March 31, 2006, we have spent approximately $84,000 for leasehold improvements designed to improve process flow in connection with lean manufacturing, and approximately $140,000 for related consulting fees, $107,000 of which was recognized in the three months ended March 31, 2006. We are also working towards stabilizing and increasing sales in the Silipos orthopedic business.

In April 2006, the Company paid a deposit of approximately $151,000 (50%) for the furnishings of new office space in New York, N.Y. The Company is obligated for all leasehold improvements to the new office space in excess of $607,000, which can be financed by the landlord (up to $202,000) with the balance payable by us. There can be no assurance that the lean manufacturing initiative and the efforts at Silipos will help increase sales. Furthermore, there can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity and capital needs, which include the repayment of the Convertible Notes in the principal amount of $14,439,000 that mature on August 31, 2006. In such event, we would likely need to raise additional funds through public or private equity, borrowings from banks or other institutional lenders or debt financings to repay or refinance this debt and fund future growth. Our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or public or private offerings of debt or equity securities. We cannot assure you that any such funds will be available to us on favorable terms, or at all.

Changes in Significant Balance Sheet Accounts—March 31, 2006

Accounts receivable, net, decreased from approximately $5,182,000 at December 31, 2005 to approximately $4,624,000 at March 31, 2006, a decrease of approximately $558,000. The decrease is primarily attributable to the reduction in sequential net sales for the three months ended September 30, 2005 to the three months ended March 31, 2006, resulting in less receivables being generated and lower balances to collect.

Inventories, net, increased from approximately $4,123,000 at December 31, 2005 to approximately $4,153,000 at March 31, 2006, an increase of approximately $30,000.

Prepaid expenses and other current assets increased from approximately $820,000 at December 31, 2005 to approximately $1,687,000 at March 31, 2006, an increase of approximately $867,000. The increase was primarily attributable to the recording of a landlord’s obligation for leasehold improvements of new office space in New York, N.Y. of approximately $607,000, other related capital costs of approximately $86,000, and an increase in prepaid insurance, resulting from the timing of the payments and the periodicity of the policy years.

Property and equipment, net, decreased from approximately $7,035,000 at December 31, 2005 to approximately $7,003,000 at March 31, 2006, a decrease of approximately $32,000. The change was primarily attributable to the investment in property and equipment of approximately $205,000, and to the investment in our new technology platform, offset by depreciation expense of approximately $255,000 in the three months ended March 31, 2006.

Identifiable intangible assets, net, decreased from approximately $6,604,000 at December 31, 2005 to approximately $6,443,000 at March 31, 2006, a decrease of approximately $161,000, which was due to amortization expense recorded for the three months ended March 31, 2006.

Other assets were approximately $460,000 at both March 31, 2006 and December 31, 2005.

Goodwill was approximately $14,119,000 at both March 31, 2006 and December 31, 2005.

Accounts payable increased from approximately $1,070,000 at December 31, 2005 to approximately $1,742,000 at March 31, 2006, an increase of approximately $672,000, which was attributable to the timing of certain payments.

Other current liabilities increased from approximately $3,675,000 at December 31, 2005 to approximately $4,265,000 at March 31, 2006, an increase of approximately $590,000 due to the recording of deferred rent associated with the landlord’s obligation towards leasehold improvements for a new office in New York, N.Y., as well as the liability associated with the straight line rent obligation.

Deferred income taxes payable were approximately $1,298,000 at March 31, 2006, as compared to approximately $1,325,000 at December 31, 2005. The deferred income taxes were provided with respect to the tax deductible goodwill and trade names amortization in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of March 31, 2006 measured from the end of our fiscal year (December 31):

	Payment due By Period (In thousands)
Contractual Obligations	Total	9 Months Ended Dec. 31, 2006	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$8,498	$577	$2,317	$1,448	$4,156
Capital Lease Obligations	6,213	309	854	896	4,154
Convertible Notes due August 31, 2006	14,439	14,439	—	—	—
Interest on Long-term Debt	385	385	—	—	—
Severance Obligations	276	276	—	—	—
Pension Obligations	40	40	—	—	—
Total	$29,851	$16,026	$3,171	$2,344	$8,310

Such table excludes any obligation for leasehold improvements beyond the landlord’s contribution.

Long-Term Debt, Including Current Installments

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its Convertible Notes in a private placement. As the Convertible Notes are due in full on August 31, 2006, they are listed on the balance sheet as current liabilities. On June 20, 2005, $150,000 of the Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest is payable semi-annually on the last day of June and December. Interest expense on the Convertible Notes for the three months ended March 31, 2006 and 2005 were $144,390 and $145,890, respectively. Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder, whose sole manager and voting member is Warren B. Kanders, the Company’s Chairman of the Board of Directors since

November 12, 2004, holds $2,500,000 principal amount of these Convertible Notes. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $6.00 per share (equal to the market value of the Company’s stock on October 31, 2001), subject to anti-dilution protections in the event that, among other things, the Company issues common stock or equity securities convertible into or exchangeable for common stock at a price below the conversion price of the Convertible Notes, and are subordinated to existing or future senior indebtedness of the Company.

The Company received net proceeds of $13,668,067 from the offering of the Convertible Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Convertible Notes. The amortization of these costs for the three months ended March 31, 2006 and 2005 were $47,945 and $48,443, respectively, and were included in interest expense in the related consolidated statements of operations.

On September 30, 2004, the Company completed the acquisition of all of the outstanding stock of Silipos (see Note 2 (a)—“Acquisition of Silipos”). In connection with the acquisition of Silipos, the Company issued:

(i)    the Subordinated Notes to ten accredited investors;

(ii)   the $7.5 Million Note, as previously defined; and

(iii) the $3.0 Million Note, as previously defined.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners held $750,000 principal amount of these Subordinated Notes. As part of such issuance, the Company also issued warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which warrants are exercisable until September 30, 2009, commencing on September 30, 2005. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as an additional interest expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third-party for placing the Subordinated Notes, which warrants have a fair value of $75,800 using the Black-Scholes pricing model and the same assumptions used to value the other warrants. In the three months ended March 31, 2005, the Company recognized amortization expense of $58,090 and $7,058 with respect to the debt discount (warrants) and debt placement fees, respectively, which was included in interest expense in the consolidated statement of operations. There were no such amounts in the three months ended March 31, 2006. Additionally, during the three months ended March 31, 2005, the Company incurred interest expense of $96,250 with respect to the Subordinated Notes. The Company repaid the Subordinated Notes plus accrued interest, which totalled $5,675,389, on June 15, 2005, with a portion of the net proceeds from its public offering of common stock.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and was subject to increase pursuant to a Protection Payment as defined in Note 1 (b). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005. The Company recorded the $7.5 Million Note and the $3.0 Million Note at their face value, which represented the fair value of the notes on their date of issuance (September 30, 2004). The Company adjusted the carrying value of the $7.5 Million Note and the $3.0 Million Note to $7.986 million and $2.737 million, respectively, at December 31, 2004, and further adjusted the carrying value of the notes as of January 1, 2005 to $7.723 million and $3.0 million, respectively, upon the Company’s determination to follow Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt,” with respect to the

$7.5 Million Note (see Note 1 (b)). On March 31, 2005, the Company entered into a settlement agreement (the “Settlement Agreement”) and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006 to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect the Company’s election on March 15, 2005, in accordance with its terms, to increase the principal amount effective April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note was $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties also agreed to amend and restate the $3.0 Million Note, which was originally due on December 31, 2009. The $3.0 Million Note was amended and restated to provide that the $3.0 Million Note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note were repaid in full on or before March 31, 2006. Both notes were repaid in full on July 15, 2005. The Company determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in that there is no provision for net settlement. The Company followed the guidance of EITF No. 86-15, which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, the Company recorded additional interest expense of approximately $304,000 (in excess of the initial coupon rate of 5.5%, 7.5% after April 1, 2005), which is reflected as interest expense in the consolidated statement of operations for the three months ended March 31, 2005.

Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note are repaid prior to March 31, 2006. The Company determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid in full by March 31, 2006, represented a call option (“Refund Provision”) that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund the Company is entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise. The Company concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment. After reaching this determination, the Company followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation. Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimis and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third-party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset (call option) and a non-cash gain on the change in the fair value of a call option. In making this determination, consideration was given primarily to the fact that the Company had completed its underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the $7.5 Million Note and the $3.0 Million Note, plus interest, before their contractual due dates. SSL provided a discount of $100,000 for the early payment and the Company realized $500,000 with respect to the Refund Provision upon the repayment of the $7.5 Million Note and the $3.0 Million Note in July 2005, which was recorded as a reduction in interest expense.

The Company incurred interest expense of approximately $959,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5% after April 1, 2005)) and approximately $89,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, for the year ended December 31, 2005, of which approximately $407,000 (including approximately $304,000 as described above) and approximately $41,000, respectively were recorded in the three months ended March 31, 2005.

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

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting pronouncement did not have a material impact on our consolidated financial statements.

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

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in the quarterly report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the Company of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. Such forward looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, future opportunities, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those described from time to time in the Company’s Registration Statement on Form S-3, its most recent Form 10-K and 10-Q’s and other Company filings with the Securities and Exchange Commission which may cause the actual results, performance or achievements by the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company’s market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

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

The majority of the Company’s business is denominated in United States dollars. There are costs associated with the Company’s operations in foreign countries, primarily the United Kingdom and Canada that require payments in the local currency, and payments received from customers for goods sold in these countries are typically in the local currency. The Company partially manages its foreign currency risk related to those payments by maintaining operating accounts in these foreign countries and by having customers pay the Company in those same currencies.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s current Chief Executive Officer and Chief Financial Officer, who are, respectively, its current principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2006, pursuant to Exchange Act Rule 13a-15 and have concluded that such controls and procedures are effective.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 and Form 10-K for the year ended December 31, 2005, the Company identified a material weakness relating to the controls in place relating to the accounting of stock options and restricted stock, which were not effective during such periods to provide reasonable assurance that these stock options would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting. As a result, the Company subsequently restated its first and second quarter 2005 quarterly reports on Form 10-Q/A on December 22, 2005. The Company has instituted checklists and processes during the end of 2005 and early 2006 that the Company believes addressed the above weakness and  strengthened its ability to identify internal control weaknesses. Based upon this, management has concluded that such controls are effective in this area.

Changes in Internal Controls

There was no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.              OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Except as set forth below, neither we nor any of our subsidiaries are a party to any legal action or proceeding.

On April 21, 2005, Thermo-Ply, Inc., a Florida corporation, filed an action in the United States District Court for the Middle District of Florida (Tampa Division) against Silipos and four other defendants. The action asserts a claim for alleged infringement of U.S. Patent No. 6,231,617. Thermo-Ply has agreed to settle the action against Silipos. Pursuant to the Silipos stock purchase agreement, SSL has agreed to fund any of the Company’s obligations resulting from the settlement over $150,000. The Company is liable for such $150,000 in connection with the settlement and has already accrued or paid such amount.

In addition, in connection with the Company’s acquisition of Silipos, the Company could become subject to certain claims or actions brought by Poly-Gel, although no such claims have been brought to date. These claims may arise, for example, out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulations) of Poly-Gel, as well as any other alleged violations of the supply agreement (the “Potential Poly-Gel Claims”). For any of these potential claims, SSL, the seller of Silipos has agreed to indemnify the Company for losses up to $2.0 million, after which the Company would be liable for any such claims. Furthermore, the Company has assumed responsibility for the first $150,000 of such liability in connection with the Company’s acquisition of Silipos, and SSL’s maximum liability for total indemnification related to the Company’s acquisition of Silipos is between $5,000,000 and $7,000,000. Thus, if the total amount of all claims arising from the acquisition exceed this maximum, whether or not related to Poly-Gel, the Company would be liable for amounts in excess of the maximum. For claims arising out of conduct that occurs after the closing of the Silipos transaction on September 30, 2004, the Company has agreed to indemnify SSL against losses. The Company would expect to vigorously defend against any claims brought by Poly-Gel or any other third party. However, if such claims were brought, the Company may not ultimately prevail.

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

On or about February 23, 2006, Silipos commenced an action in New York State Supreme Court, New York County, against Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006. In the action, Silipos seeks, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that his termination by Silipos was for “cause” as defined in the employment agreement. Silipos is also seeking an aggregate of $12 million in compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. No assurance can be given that Silipos will be successful in recovering all or any portion of this amount. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaint and asserting counterclaims seeking (i) a declaratory judgment that his non-disclosure agreement is unenforceable, and (ii) a money judgment of $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. Silipos intends to vigorously defend these counterclaims.

ITEM 1A.        RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

ITEM 6.                EXHIBITS

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

LANGER, INC.

Date:	May 12, 2006	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and
Chief Executive Officer
(Principal Executive Officer)
		By:	/s/ JOSEPH P. CIAVARELLA
Joseph P. Ciavarella
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)