Form 10-Q
period 2006-06-30
LANGER INC
filed 2006-08-14
CIK 725460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common Stock, Par Value $.02—9,948,623 shares as of August 11, 2006.

INDEX

LANGER, INC. AND SUBSIDIARIES

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$17,469,606	$18,828,989
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $476,299 and $498,073, respectively	5,219,329	5,182,368
Inventories, net	3,902,506	4,122,998
Prepaid expenses and other	1,038,880	819,757
Total current assets	27,630,321	28,954,112
Property and equipment, net	8,187,223	7,034,885
Identifiable intangible assets, net	6,282,304	6,604,015
Goodwill	14,119,213	14,119,213
Other assets	597,190	460,151
Total assets	$56,816,251	$57,172,376
Liabilities and Stockholders’ Equity
Current liabilities:
Convertible notes	$14,439,000	$14,439,000
Accounts payable	1,490,025	1,070,152
Other current liabilities, including current installments of note payable	3,566,963	3,674,947
Unearned revenue	566,923	565,744
Total current liabilities	20,062,911	19,749,843
Non current liabilities:
Note payable	170,311	—
Obligation under capital lease	2,700,000	2,700,000
Unearned revenue	107,142	106,713
Accrued pension expense	40,388	40,388
Deferred income taxes payable	1,275,410	1,324,932
Other liabilities	901,042	69,989
Total liabilities	25,257,204	23,991,865
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 10,032,923 and 9,992,923 at June 30, 2006 and December 31, 2005, respectively	200,659	199,859
Additional paid-in capital	46,867,856	46,722,004
Accumulated deficit	(15,249,299)	(13,341,620)
Accumulated other comprehensive loss	(63,528)	(203,091)
	31,755,688	33,377,152
Treasury stock at cost, 84,300 shares	(196,641)	(196,641)
Total stockholders’ equity	31,559,047	33,180,511
Total liabilities and stockholders’ equity	$56,816,251	$57,172,376

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net sales	$9,193,512	$10,051,744	$17,538,566	$20,448,937
Cost of sales	5,438,715	5,485,761	10,756,397	10,987,821
Gross profit	3,754,797	4,565,983	6,782,169	9,461,116

General and administrative expenses	2,354,800	2,581,671	4,695,505	4,846,712
Selling expenses	1,694,717	2,015,229	3,522,667	3,953,772
Research and development expenses	142,267	109,871	265,338	240,176
Operating (loss) income	(436,987)	(140,788)	(1,701,341)	420,456

Other expense, net:
Interest income	211,209	34,271	370,041	115,348
Interest expense	(278,089)	(1,640,103)	(581,972)	(2,558,560)
Change in fair value of Call Option	—	500,000	—	500,000
Change in fair value of Put Option	—	—	—	1,750,000
Other	28,192	36,743	19,810	47,228

Other expense, net	(38,688)	(1,069,089)	(192,121)	(145,984)

(Loss) income before income taxes	(475,675)	(1,209,877)	(1,893,462)	274,472

Provision for income taxes	6,049	48,000	14,217	87,000
Net (loss) income	$(481,724)	$(1,257,877)	$(1,907,679)	$187,472
Net (loss) income per common share:
Basic	$(.05)	$(.24)	$(.19)	$.04
Diluted	$(.05)	$(.24)	$(.19)	$.03

Weighted average number of common shares used in computation of net (loss) income per share:
Basic	9,948,623	5,270,487	9,942,269	4,839,004
Diluted	9,948,623	5,270,487	9,942,269	5,405,286

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended June 30, 2006

(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
				Additional		Foreign	Minimum		Total
	Common Stock		Treasury	paid-in	Accumulated	currency	pension	Comprehensive	stockholders’
	Shares	Amount	stock	capital	deficit	translation	liability	income	equity
Balance at January 1, 2006	9,992,923	$199,859	$(196,641)	$46,722,004	$(13,341,620)	$226,768	$(429,859)		$33,180,511
Net loss	—	—	—	—	(1,907,679)	—	—	$(1,907,679)	—
Foreign currency adjustment	—	—	—	—	—	139,563	—	139,563	—
Total comprehensive income	—	—	—	—	—	—	—	$(1,768,116)	(1,768,116)
Stock-based compensation expense	—	—	—	100,702	—	—	—		100,702
Exercise of stock options	30,000	600	—	45,150	—	—	—		45,750
Exercise of warrants	10,000	200	—	—	—	—	—		200
Balance at June 30, 2006	10,032,923	$200,659	$(196,641)	$46,867,856	$(15,249,299)	$366,331	$(429,859)		$31,559,047

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net (loss) income	$(1,907,679)	$187,472
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	843,194	789,695
Gain on sale of property and equipment	(1,348)	(10,402)
Loss on abandonment of property and equipment	8,046	—
Change in fair value of Put Option	—	(1,750,000)
Change in fair value of Call Option	—	(500,000)
Amortization of interest expense relating to increasing-rate debt and term-extending option on the $7.5 Million Note	—	677,000
Amortization of debt acquisition costs	95,890	167,050
Amortization of debt discount	—	678,502
Amortization of unearned stock compensation	—	227,666
Stock options issued for compensation for consulting services	—	314,738
Stock-based compensation expense	100,702	—
Provision for doubtful accounts receivable	45,515	82,500
Deferred income taxes	(49,522)	75,000
Changes in operating assets and liabilities:
Accounts receivable	(36,252)	1,358,504
Inventories	253,390	354,608
Prepaid expenses	(206,693)	314,037
Other assets	(29,400)	1,260
Accounts payable and other current liabilities	20,433	(1,047,385)
Unearned revenue and other liabilities	(11,895)	(42,409)
Net cash (used in) provided by operating activities	(875,619)	1,877,836

Cash Flows From Investing Activities:
Deposits	(203,529)	—
Purchase of property and equipment	(380,589)	(552,903)
Proceeds from disposal of property and equipment	2,270	—
Proceeds from sale of property and equipment	—	70,000
Purchase of business, net of cash acquired	—	(21,377)
Net cash used in investing activities	(581,848)	(504,280)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	45,750	—
Proceeds from the exercise of warrants	200	—
Sale of stock in public offering	—	32,500,000
Offering expenses paid, including sales commissions	—	(3,530,273)
Repayment of senior subordinated notes payable	—	(5,500,000)
Net cash provided by financing activities	45,950	23,469,727
Effect of exchange rate changes on cash	52,134	(8,861)
Net (decrease) increase in cash and cash equivalents	(1,359,383)	24,834,422
Cash and cash equivalents at beginning of period	18,828,989	3,909,849
Cash and cash equivalents at end of period	$17,469,606	$28,744,271

	Six months ended June 30,
	2006	2005
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$486,082	$887,856
Income taxes	$37,856	$—

Supplemental Disclosures of Non-Cash Investing Activities:
Reduction in purchase price of business acquired satisfied by the reduction of the principal balance of the $7.5 Million Note		$232,000

Supplemental Disclosures of Non-Cash Financing Activities:
Leasehold improvements funded by landlord accounted for as deferred credit	$606,960
Increase in accrued liabilities for property and equipment	$427,905
Issuance of note payable to fund leasehold improvements	$202,320
Conversion of 4% Convertible Note into common stock, net		$147,615
Obligation under Silipos stock purchase agreement		$900,000
Increase in accounts payable relating to registration costs		$991,173

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

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(b) Provision for Income Taxes

For the three and six months ended June 30, 2006, the Company’s provision for income taxes on foreign operations was estimated at $32,000 and $66,000, respectively. For the three and six months ended June 30, 2005, the Company’s provision for income taxes on foreign operations was approximately $10,000 and $12,000, respectively.

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS No. 142, the reversal may not occur during the carryforward period of the net operating losses because indefinite lived intangible assets and goodwill are not amortized for financial statement purposes. Accordingly, during the three and six months ended June 30, 2005, the Company recorded deferred income tax expense with respect to these intangibles which were amortized for tax purposes but not for financial statement purposes. During the year ended December 31, 2005, the Company recorded a provision for impairment of $1,600,000 with respect to identifiable intangible assets with indefinite lives, and a provision for impairment of $502,000 with respect to identifiable intangible assets with definite lives which exceeded the amortization deductions available for tax purposes. The Company recorded a deferred income tax (benefit) expense of approximately $(26,000) and $38,000 during the three months ended June 30, 2006 and 2005, respectively, and approximately $(52,000) and $75,000 for the six months ended June 30, 2006 and 2005, respectively , which would not have been required prior to the adoption of SFAS No. 142.

(c) Seasonality

A substantial portion of the Company’s revenue is derived from the sale of custom orthotics. North American custom orthotic revenue has historically been significantly higher in the warmer months of the year, while custom orthotic revenue of the Company’s United Kingdom subsidiary has historically not evidenced any seasonality.

(d) Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of Accounting Principles Board (“APB”) Opinion

No. 25, “Accounting for Stock Issued to Employees,” and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of the grant, through December 31, 2005, no compensation cost was recognized in the consolidated statements of income. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. However, since all options outstanding as of December 31, 2005 were fully vested (except for 75,000 options which were forfeited in January 2006), there was no compensation expense recognized for those options in the consolidated statements of income for the three and six month periods ended June 30, 2006. SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the six months ended June 30, 2006, this new treatment had no impact to the Company’s cash flows since the option exercises would have no tax benefit. The Company satisfies its stock-based compensation awards from reserves of authorized unissued shares and may satisfy such awards from treasury stock.

The Company maintained a stock option plan for employees, officers, directors, consultants and advisors of the Company covering 550,000 shares of common stock (the “1992 Plan”). Outstanding options granted under the 1992 Plan are exercisable for a period of ten years from the date of grant at an exercise price at least equal to 100 percent of the fair market value of the Company’s common stock at the date of grant and are granted pursuant to vesting schedules, all of which is subject to the approval of the Board of Directors. The expiration date of the 1992 Plan was July 26, 2002. At June 30, 2006, there were 175,000 options outstanding under the 1992 Plan. At the Company’s July 17, 2001 annual meeting, the shareholders approved and adopted a new stock incentive plan for a maximum of 1,500,000 shares of common stock (the “2001 Plan”) with substantially the same terms as the 1992 Plan. At June 30, 2006, there were 562,752 options outstanding under the 2001 Plan. On June 23, 2005, the shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), pursuant to which a maximum 2,000,000 shares of common stock are reserved for issuance and available for awards. At June 30, 2006, there were 906,000 options outstanding under the 2005 Plan.  Additionally, at such date, 250,000 non-plan options were outstanding.

The following is a summary of activity related to the Company’s qualified and non-qualified stock options:

	Number of shares	Exercise price range per share	Weighted average exercise price per share
Outstanding at December 31, 2005	1,910,128	$1.53 – 8.07	$5.30
Granted	137,500	4.65 – 4.96	4.88
Exercised	(30,000)	1.53	1.53
Cancelled or forfeited	(123,876)	5.94 – 6.52	6.39
Outstanding at June 30, 2006	1,893,752	$1.53 – 8.07	$5.26

The following table summarizes information about options outstanding as of June 30, 2006:

Exercise Prices	Number outstanding	Weighted avg remaining contractual life (years)	Number exercisable
$1.53	335,000	2.54	335,000
$5.34	10,000	5.25	10,000
$8.07	13,500	5.80	13,500
$3.20	2,000.10		2,000
$5.94	64,252	7.75	64,252
$6.28	20,000	8.00	20,000
$7.50	420,000	8.38	420,000
$6.52	363,000	8.98	363,000
$4.89	528,500	9.37	528,500
$4.96	100,000	9.58	—
$4.65	37,500	9.83	—
	1,893,752		1,756,252
Aggregate intrinsic value	$864,425		$864,425

Under the1992 Plan, at June 30, 2006, all 175,000 options outstanding were exercisable, and no options were available for issuance. Under the 2001 Plan, at June 30, 2006, all 562,752 options were exercisable, and no options were available. Under the 2005 Plan, at June 30, 2006, 768,500 options issued were exercisable, 137,500 options were unexercisable and 993,099 shares were available for options and other awards. Additionally, at June 30, 2006, there were 250,000 non-plan options which were outstanding and exercisable, which are included in the above tables. The options outstanding at June 30, 2006 had remaining lives ranging from approximately .10 years to almost 10 years, with a weighted average life of approximately 7.7 years.

Below is a table reflecting non-vested stock options:

	Number outstanding	Weighted average fair value at grant date
Non-vested options at December 31, 2005	75,000	$246,000
Options granted	137,500	469,000
Options forfeited	(75,000)	(246,000)
Non-vested options at June 30, 2006	137,500	$469,000

The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. During the three months ended March 31, 2006, the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 78 months as provided under the shortcut method; stock volatility of 73.5% using historic volatility, risk free interest rate of 4.34%, and no dividends during the expected term. During the three months ended June 30, 2006, the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 78 months as provided under the shortcut method; stock volatility of 73.4% using historic volatility, risk free interest rate of 5.04%, and no dividends during the expected term.  During the six months ended June 30, 2006, the options granted had weighted fair values of $3.41 per share.  During the six months ended June 30, 2005, the Company granted 462,500 options at an exercise price of $6.52.  The

Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 60 months, stock volatility of 59.15% using historic volatility, risk free interest rate of 3.74%, and no dividends during the expected term.  The Company’s calculations are on a multiple option valuation approach.

The following table illustrates the effect on net income per common share for the three and six months ended June 30, 2005 as if the Company had consistently measured the compensation cost for the Company’s stock option programs under the fair value method adopted in fiscal 2006:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net (loss) income—as reported	$(1,257,877)	$187,472
Deduct: Total stock-based employee compensation expense determined under the fair value basis method for all awards, net of tax	(229,394)	(395,139)
Pro forma net loss	$(1,487,271)	$(207,667)
(Loss) income per share:
Basic—as reported	$(.24)	$.04
Basic—pro forma	$(.28)	$(.04)
Diluted—as reported	$(.24)	$.03
Diluted—pro forma	$(.28)	$(.04)

In January 2006, the Company granted options to purchase 100,000 shares of common stock to an employee at an exercise price equal to the market value of the common stock on the date of grant. These options vest over three years and will expire ten years from the date of grant. In accordance with SFAS 123(R), stock option compensation expense of approximately $346,000, as determined using the Black-Scholes option pricing model, will be charged over the vesting period, of which approximately $53,000 and $88,000 was recorded as stock option compensation expense included in general and administrative expenses for the three and six month periods ended June 30, 2006.

In May 2006, the Company granted options to purchase 37,500 shares of common stock to a new member of the Board of Directors at an exercise price equal to the market value of the common stock on the date of grant. These options vest over three years and will expire ten years from the date of grant. In accordance with SFAS 123(R), stock option compensation expense of approximately $123,000, as determined using the Black-Scholes option pricing model, will be charged over the vesting period, of which approximately $13,000 was recorded as stock option compensation expense included in general and administrative expenses for the three months ended June 30, 2006.

The Company increased its deferred tax asset and its valuation allowance with respect to such assets in the same amount, and thus no tax benefit was realized in the three and six months ended June 30, 2006. The Company has classified stock option grants into classes and has determined forfeiture rates for each class based upon historic experience.

 (e) Recently Issued Accounting Pronouncements

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

On July 13, 2006, the FASB issued FASB Interpretation (“Interpretation”) No. 48, “Accounting for Uncertainty in Income Taxes.”  Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006 and applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.”  The Company intends to adopt Interpretation No. 48 for its fiscal year ending December 31, 2007, and will adopt Interpretation No. 48 by adjusting its tax liabilities and retained earnings for the cumulative effect of adjusting its tax benefits for uncertain tax positions.  The Company is still evaluating Interpretation No. 48 and its impact on the Company’s consolidated financial statements.

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

The original purchase price paid was $15.5 million, plus transaction costs of approximately $2.0 million (including $0.9 million with respect to contingent consideration pursuant to an obligation under the Silipos stock purchase agreement described below), and was comprised of $5.0 million of cash paid at closing, the $7.5 Million Note and the $3.0 Million Note. (See Note 4, “Long-Term Debt, Including Current Installments,” for a description of the notes). On March 31, 2005, the Company entered into a settlement agreement and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million. (See Note 4, “Long-Term Debt, Including Current Installments,” for a description of the Settlement Agreement).

Silipos was a party to a supply agreement with Poly-Gel, L.L.C. (“Poly-Gel”), Silipos’ former supplier of mineral based gels, under which the owners of Poly-Gel had the option to require Silipos to purchase Poly-Gel at a purchase price equal to 1.5 times Poly-Gel’s revenue for the twelve month period ending immediately prior to the exercise of the option (the “Put Option”). The fair value of the obligation under the Put Option was $2,355,000 at September 30, 2004. The fair value of the obligation under the Put Option was $1,750,000 at December 31, 2004. The Company recorded the reduction in the fair value of the obligation under the Put Option of $605,000 as a non-cash gain on the change in the fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. The Put Option expired unexercised on February 16, 2005, and the Company did not otherwise acquire Poly-Gel. The

Company recorded the expiration of the Put Option as an additional non-cash gain of $1,750,000 during the three months ended March 31, 2005.

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

(b) Identifiable Intangible Assets

Identifiable intangible assets at June 30, 2006 consisted of:

Assets	Estimated Useful Life from Acquisition Date unless noted (years)	Original Cost	Accumulated Amortization	Allowance for Impairment	Net Carrying Value
Trade names—Benefoot	Indefinite (1)	$1,600,000	$——	$1,600,000	$——
Non-competition agreements—Benefoot/Bi-Op	4 (1) (2)	630,000	310,310	58,000	261,690
License agreements and related technology—Benefoot	5 to 8 (1) (2)	1,600,000	589,642	444,000	566,358
Repeat customer base—Bi-Op	7 (2)	500,000	106,481	—	393,519
Trade names—Silipos	Indefinite	2,688,000	—	—	2,688,000
Repeat customer base—Silipos	7	1,680,000	420,000	—	1,260,000
License agreements and related technology—Silipos	9.5	1,364,000	251,263	—	1,112,737
		$10,062,000	$1,677,696	$2,102,000	$6,282,304

Identifiable intangible assets at December 31, 2005 consisted of:

Assets	Estimated Useful Life from Acquisition Date unless noted (years)	Original Cost	Accumulated Amortization	Allowance for Impairment	Net Carrying Value
Trade names—Benefoot (3)	Indefinite (1)	$1,600,000	$—	$1,600,000	$—
Non-competition agreements—Benefoot/Bi-Op	4 (1) (2)	630,000	270,051	58,000	301,949
License agreements and related technology—Benefoot	5 to 8 (1) (2)	1,600,000	531,460	444,000	624,540
Repeat customer base— Bi-Op (3)	7(2)	500,000	75,000	—	425,000
Trade names—Silipos	Indefinite	2,688,000	—	—	2,688,000
Repeat customer base—Silipos	7	1,680,000	300,000	—	1,380,000
License agreements and related technology—Silipos	9.5	1,364,000	179,474	—	1,184,526
		$10,062,000	$1,355,985	$2,102,000	$6,604,015

(1)                As a result of the Company’s review of goodwill and long-lived assets with indefinite lives in accordance with SFAS No. 142 as of October 1, 2005, the Company provided an allowance for impairment of $1,600,000 with respect to certain of the identifiable intangible assets. Additionally, based upon the Company’s analysis under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company recorded a provision of impairment of $502,000 with respect to certain of the identifiable intangible assets with definite lives, as it was determined, based upon the review of estimated related cash flows, that the carrying value of certain of the identifiable intangible assets with definite lives exceeded the fair value.

(2)                Based upon the analysis described in Note 1 above, it was determined that the estimated useful lives of certain of the identifiable intangible assets with definite lives needed to be reduced, and the Company prospectively reduced the estimated useful lives of the following identifiable intangible assets: Non-competition agreements—Benefoot/Bi-Op, from 7-8 years to 4 years; License agreements and related technology—Benefoot, from 11 years to 5-8 years; and Repeat customer base—Bi-Op, from 20 years to 7 years.

(3)                As defined in Item 2, “Overview.”

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended June 30, 2006 and 2005 was $160,857 and $159,222, respectively, and for the six month periods then ended, was $321,711 and $318,444, respectively. As of December 31, 2005, the estimated future amortization expense was approximately $643,000 per annum for 2006 - 2008, and $623,000 for 2009, approximately $540,000 for 2010 and approximately $823,000 thereafter. The effect of the change in estimated useful lives for certain of the identifiable intangible assets is to increase amortization by approximately $84,000 per year in 2006 to 2008 and approximately $74,000 in 2009, and to reduce amortization by approximately $4,000 in 2010, approximately $23,000 in 2011, approximately $39,000 in 2012, approximately $35,000 in 2013 and approximately $25,000 per year in 2014 to 2022.

(c) Goodwill

Changes in goodwill for the six months ended June 30, 2006 and for the year ended December 31, 2005 are as follows:

	Orthopedics	Skincare	Total
Balance, January 1, 2005	$10,734,851	$2,586,300	$13,321,151
Purchase price adjustments related to Silipos	558,643	239,419	798,062
Balance, December 31, 2005	11,293,494	2,825,719	14,119,213
Activity	—	—	—
Balance, June 30, 2006	$11,293,494	$2,825,719	$14,119,213

NOTE 3 — INVENTORIES, NET

	June 30, 2006	December 31, 2005
Raw materials	$2,423,057	$2,335,280
Work-in-process	312,182	265,204
Finished goods	1,794,137	2,086,783
	4,529,376	4,687,267
Less: Allowance for excess and obsolescence	626,870	564,269
	$3,902,506	$4,122,998

NOTE 4—LONG-TERM DEBT, INCLUDING CURRENT INSTALLMENTS

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the “Convertible Notes”), in a private placement. As the Convertible Notes are due in full on August 31, 2006, they are listed on the balance sheet as current liabilities. On June 20, 2005, $150,000 of the Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest is payable semi-annually on the last day of June and December. Interest expense on the Convertible Notes for the six months ended June 30, 2006 and 2005 was

$288,780 and $291,597, respectively and $144,390 and $145,707, respectively, for the three months then ended. Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder, whose sole manager and voting member is Warren B. Kanders, the Company’s Chairman of the Board of Directors since November 12, 2004, holds $2,500,000 principal amount of these Convertible Notes. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $6.00 per share (equal to the market value of the Company’s stock on October 31, 2001), subject to anti-dilution protections in the event that, among other things, the Company issues common stock or equity securities convertible into or exchangeable for common stock at a price below the conversion price of the Convertible Notes, and are subordinated to existing or future senior indebtedness of the Company.

The Company received net proceeds of $13,668,067 from the offering of the Convertible Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Convertible Notes. The amortization of these costs for the three and six months ended June 30, 2006 and 2005 were $47,945 and $48,443, and $95,890 and $96,825, respectively, and were included in interest expense in the related consolidated statements of operations.

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

(ii)            $7,500,000 principal amount of 5.5% secured promissory note due March 31, 2006 (the “$7.5 Million Note”) to SSL; and

(iii)         $3,000,000 principal amount of 5.5% promissory note due December 31, 2009 (the “$3.0 Million Note”) to SSL.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners held $750,000 principal amount of these Subordinated Notes. As part of such issuance, the Company also issued warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which are exercisable until September 30, 2009. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as additional interest expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third-party for placing the Subordinated Notes, which warrants have a fair value of $75,800 using the Black-Scholes pricing model and the same assumptions used to value the other warrants. The Company recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fees for the six months ended June 30, 2005 and $48,296 and $5,194 for the three month periods ended June 30, 2005, respectively, which was included in interest expense on the applicable consolidated statements of operations.  There were no such amounts in the current year’s three and six month periods.  The Company repaid the Subordinated Notes, plus accrued interest, which totaled $5,675,389 on June 15, 2005, with a portion of the net proceeds from its public offering of common stock.  Accordingly, the Company wrote off the unamortized balance of $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fees of $57,973 as interest expense on the unaudited condensed consolidated statement of operations for the three and six month periods ended June 30, 2005.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and was subject to increase pursuant to the obligation under the $7.5 Million Note, as amended, to make a cash payment of $500,000, or increase the principal balance of the $7.5 Million Note by $1 million if it was not repaid by May 31, 2005 (“Protection Payment”). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005.

The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005. The Company recorded the $7.5 Million Note and the $3.0 Million Note at their face value, which represented the fair value of the notes on their date of issuance (September 30, 2004). The Company adjusted the carrying value of the $7.5 Million Note and the $3.0 Million Note to $7.986 million and $2.737 million, respectively, at December 31, 2004, and further adjusted the carrying value of the notes as of January 1, 2005 to $7.723 million and $3.0 million, respectively, upon the Company’s determination to follow Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt,” with respect to the $7.5 Million Note.  On March 31, 2005, the Company entered into a settlement agreement (the “Settlement Agreement”) and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006, to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect the Company’s election on March 15, 2005, in accordance with its terms, to increase the principal amount effective April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note was $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties amended and restated the $3.0 Million Note, which was originally due on December 31, 2009, to provide that the $3.0 Million Note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note were repaid in full on or before March 31, 2006. Both notes were repaid in full on July 15, 2005. The Company determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” in that there is no provision for net settlement. The Company followed the guidance of EITF No. 86-15, which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, the Company recorded additional interest expense of approximately $373,000 and approximately $677,000 (in excess of the initial coupon rate of 5.5%, 7.5% after April 1, 2005) as increases to the carrying value of the $7.5 Million Note for the three and six month periods ended June 30, 2005, respectively.

Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid prior to March 31, 2006. The Company determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid in full by March 31, 2006, represented a call option (“Refund Provision”) that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund the Company is entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise. The Company concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment. After reaching this determination, the Company followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation. Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimis and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third-party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset (call option) and a non-cash gain on the change in the fair value of a call option for the three month period ending June 30, 2005. In making this determination, consideration was given primarily to the fact that the Company had completed its underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the $7.5 Million Note and the $3.0 Million Note, plus interest, before their contractual due dates. SSL provided a discount of $100,000 for the early payment and the Company realized $500,000 with respect to the Refund Provision upon the repayment of the $7.5 Million Note and the $3.0 Million Note in July 2005, which was recorded as a reduction in interest expense.

The Company incurred interest expense of approximately $959,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5% after April 1, 2005)) and approximately $89,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, for the year ended December 31, 2005, of which approximately $528,000 and approximately $935,000 and approximately $41,000 and approximately $83,000, respectively, were recorded in the three and six months ended June 30, 2005.

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

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”).  The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest totalling $4,006, commencing August 2006.  The Note is secured by a $202,320 increase to a letter of credit originally provided to the landlord at lease commencement.  The amount of the revised letter of credit is $570,992.  The current portion of the Note, $32,009, is included in other current liabilities, including current installments of note payable, and the non-current portion of the Note of $170,311 is stated separately as note payable, on the June 30, 2006 balance sheet.

NOTE 5 — SEGMENT INFORMATION

Prior to October 1, 2004, the Company operated in two segments, custom orthotics and distributed products. Beginning October 1, 2004, following the acquisition of Silipos, the Company has operated in two new segments, orthopedics and skincare.  Intersegment net sales are recorded at cost. Segment information for the three and six month periods ended June 30, 2006 and 2005 is summarized as follows:

Three months ended June 30, 2006	Orthopedic	Skincare	Total
Net sales	$8,658,737	$534,775	$9,193,512
Gross profit	3,438,506	316,291	3,754,797
Operating (loss) income	(512,119)	75,132	(436,987)
Total Assets	48,086,692	8,729,559	56,816,251

Three months ended June 30, 2005	Orthopedic	Skincare	Total
Net sales	$9,347,030	$704,714	$10,051,744
Gross profit	4,159,380	406,603	4,565,983
Operating (loss) income	(194,405)	53,617	(140,788)
Total Assets	62,890,531	8,306,847	71,197,378

Six months ended June 30, 2006	Orthopedic	Skincare	Total
Net sales	$16,284,319	$1,254,247	$17,538,566
Gross profit	6,107,198	674,971	6,782,169
Operating (loss) income	(1,759,203)	57,862	(1,701,341)
Total Assets	48,086,692	8,729,559	56,816,251

Six months ended June 30, 2005	Orthopedic	Skincare	Total
Net sales	$18,381,041	$2,067,896	$20,448,937
Gross profit	8,282,701	1,178,415	9,461,116
Operating income	204,368	216,088	420,456
Total Assets	62,890,531	8,306,847	71,197,378

Geographical segment information is summarized as follows:

Three months ended June 30, 2006	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$7,385,335	$772,628	$1,035,549	$9,193,512
Intersegment net sales	256,723	—	—	256,723
Gross profit	2,990,098	382,292	382,407	3,754,797
Operating (loss) income	(358,285)	30,867	(109,569)	(436,987)
Total Assets	52,430,245	2,048,577	2,337,429	56,816,251

Three months ended June 30, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$8,306,751	$642,676	$1,102,317	$10,051,744
Intersegment net sales	206,433	—	—	206,433
Gross profit	3,684,030	342,370	539,583	4,565,983
Operating (loss) income	(398,314)	82,193	175,333	(140,788)
Total Assets	67,428,602	1,703,303	2,065,473	71,197,378

Six months ended June 30, 2006	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$14,213,503	$1,413,439	$1,911,624	$17,538,566
Intersegment net sales	464,539	—	—	464,539
Gross profit	5,353,784	674,822	753,563	6,782,169
Operating (loss) income	(1,609,906)	66,734	(158,169)	(1,701,341)
Total Assets	52,430,245	2,048,577	2,337,429	56,816,251

Six months ended June 30, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$17,159,707	$1,156,709	$2,132,521	$20,448,937
Intersegment net sales	406,544	—	—	406,544
Gross profit	7,880,454	568,006	1,012,656	9,461,116
Operating income	146,543	79,251	194,662	420,456
Total Assets	67,428,602	1,703,303	2,065,473	71,197,378

NOTE 6 — COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) was as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(481,724)	$(1,257,877)	$(1,907,679)	$187,472
Other comprehensive income (loss) net of tax:
Change in equity resulting from translation of financial statements into U.S. dollars	198,610	(33,875)	139,563	(49,646)
Comprehensive (loss) income	$(283,114)	$(1,291,752)	$(1,768,116)	$137,826

NOTE 7 — INCOME (LOSS) PER SHARE

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the three months ended June 30, 2006 and 2005 exclude approximately 1,893,752 and 563,500 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The diluted (loss) income per share computations for the six months ended June 30, 2006 and 2005 exclude approximately 1,893,752 and 563,500 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for each of the three and six month periods ended June 30, 2006 and 2005. The diluted weighted average shares would have increased by an additional 2,406,500 and 2,431,500 for the three month periods ended June 30, 2006 and 2005, respectively, to reflect the conversion of the Convertible Notes.

The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Three months ended June 30,
	2006			2005
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Basic EPS:
(Loss) income available to common stockholders	$(481,724)	9,948,623	$(.05)	$(1,257,877)	5,270,487	$(.24)

Effect of Dilutive Securities:
Stock options	—	—	—	—	—	—

Diluted EPS:
(Loss) income available to common stockholders plus assumed exercise of stock options	$(481,724)	9,948,623	$(.05)	$(1,257,877)	5,270,487	$(.24)

	Six months ended June 30,
	2006			2005
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Basic EPS:
(Loss) income available to common stockholders	$(1,907,679)	9,942,269	$(.19)	$187,472	4,839,004	$.04
Effect of Dilutive Securities:
Stock options and warrants	—	—	—	—	526,282	(.01)
Stock awards	—	—	—	—	40,000	—

Diluted EPS:
(Loss) income available to common stockholders plus assumed exercise of stock options, warrants and stock awards	$(1,907,679)	9,942,269	$(.19)	$187,472	5,405,286	$.03

NOTE 8 — RELATED PARTY TRANSACTIONS

Consulting Agreement with Kanders & Company, Inc.   On November 12, 2004, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide us with strategic consulting and corporate development services for a term of three years. Kanders & Company will receive, pursuant to the Consulting Agreement, an annual fee of $200,000 and may receive separate compensation for assistance, at the Company’s request, with certain transactions or other matters to be determined by the board from time to time. Additionally, through the Consulting Agreement, Kanders & Company was granted options to purchase 240,000 shares of the Company’s common stock at an exercise price of $7.50 per share (the market price of the stock on the date of the grant), vesting in three equal annual installments beginning on November 12, 2005. The Company accounted for 15,000 of such options as compensation for duties performed by Mr. Kanders in his capacity as Chairman of the Board under APB No. 25, and accounted for 225,000 of such options as being granted pursuant to the Consulting Agreement and accounted for in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” The Company recorded non-cash stock option compensation expense of approximately $103,000 and $315,000 for the three and six months ended June 30, 2005, respectively. The Company has also agreed to provide Kanders & Company with indemnification protection, which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error, or misstatement by Kanders & Company alleged by any claimant. The Consulting Agreement replaced a previous agreement for similar consulting services, pursuant to which Kanders & Company received an annual fee of $100,000, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.525 per share, and the indemnification protection described above. The Company paid or accrued $50,000 and $100,000 respectively, during each of the three and six month periods ended June 30, 2006 and 2005 pursuant to the Consulting Agreement.

On November 12, 2004, the Board of Directors approved a grant of 100,000 shares of restricted stock to Kanders & Company, subject to certain performance conditions, provided Mr. Kanders has not resigned as Chairman of the Board, all of which were originally scheduled to vest on November 12, 2007, and which accelerate upon the death of Mr. Kanders, or the change of control of the Company. In accordance with EITF No. 96-18, the Company recorded $136,000 as compensation expense in the six months ended June 30, 2005, all of which was recorded in the three months then ended.  On December 20, 2005, the Company accelerated the vesting of the stock award, subject to lock-up, confidentiality and non-competition agreements.

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

Other related party transactions.   The Company has obtained certain technology related products and services from a company owned by the brother-in-law of Andrew Meyers, who was, until December 31, 2005, the Company’s President and Chief Executive Officer and who was a director of the Company until March 24, 2006. The Company paid or accrued approximately $51,000 and approximately $11,000 in the three months ended June 30, 2006 and 2005, respectively, and approximately $67,000 and approximately $11,000 in the six months ended June 30, 2006 and 2005, respectively, for such products and services.

NOTE 9 — PENSION

	Pension Benefits
Three months ended June 30:	2006	2005
Interest cost	$9,334	$8,987
Expected return on plan assets	(13,244)	(11,710)
Amortization of transition obligations	1,948	1,948
Recognized actuarial loss	4,932	4,766
Net periodic benefit cost	$2,970	$3,991

	Pension Benefits
Six months ended June 30:	2006	2005
Interest cost	$18,677	$17,983
Expected return on plan assets	(26,501)	(23,433)
Amortization of transition obligations	3,896	3,896
Recognized actuarial loss	9,864	9,532
Net periodic benefit cost	$5,936	$7,978

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute approximately $67,000 to its pension plan in 2006. As of June 30, 2006, no contributions have been made.

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

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents.  The arbitration has been dismissed against the Company, but remains pending against Silipos.  (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.) The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed. The demand for arbitration seeks an award of

$400,000 and reserves the right to seek a higher award after completion of discovery. The Company and Silipos intend to vigorously defend the claim.

On or about February 23, 2006, Silipos commenced an action in New York State Supreme Court, New York County, against Mr. Peter D. Bickel, who was the executive vice president of Silipos, until January 11, 2006. In the action, Silipos seeks, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that his termination by Silipos was for “cause” as defined in the employment agreement. Silipos is also seeking an aggregate of $12 million in compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. No assurance can be given that Silipos will be successful in recovering all or any portion of this amount. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaint and asserting counterclaims seeking (i) a declaratory judgment that his non-disclosure agreement is unenforceable, and (ii) a money judgment of $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. Silipos intends to vigorously defend these counterclaims.

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

•     Bi-Op.   On January 13, 2003, we acquired Bi-Op Laboratories, Inc. (“Bi-Op”), which is engaged in the design, manufacture and sale of footwear and foot orthotic devices, as well as orthotic and prosthetic services. We acquired Bi-Op to gain access to additional markets and complementary product lines. The aggregate consideration, including transaction costs, was approximately $2.2 million, of which approximately $1.8 million was paid in cash, and the remaining portion was paid through the issuance of 107,611 shares of our common stock.

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

For the six months ended June 30, 2006 and 2005, we derived approximately 89% and approximately 90%, respectively, of our revenue from North America, and approximately 11% and approximately 10%, respectively, of our revenue from outside North America. Of our revenue derived from North America for the three months ended June 30, 2006 and 2005, approximately 91% and approximately 94%, respectively, was generated in the United States and approximately 9% and approximately 6%, respectively, was generated from Canada.

For each of the three months ended June 30, 2006 and 2005, we derived approximately 89% of our revenue from North America, and approximately 11% of our revenue from outside North America. Of our revenue derived from North America for the three months ended June 30, 2006 and 2005, approximately 91% and approximately 93%, respectively, was generated in the United States and approximately 9% and approximately 7%, respectively, was generated from Canada.

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

For the six months ended June 30, 2006 and 2005, we derived approximately 93% and approximately 90% of our revenues, respectively, from our orthopedic segment and approximately 7% and approximately 10%, respectively, from our skincare segment.

For the three months ended June 30, 2006 and 2005, we derived approximately 94% and approximately 93% of our revenues, respectively, from our orthopedic segment and approximately 6% and approximately 7%, respectively, from our skincare segment.

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

Accounting Estimates.   We believe the most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates associated with our determination of liabilities related to warranty activity and estimates associated with our reserves with respect to collectibility of accounts receivable, allowances for sales returns, inventory valuations, valuation allowance for deferred tax assets and impairment of goodwill and identifiable intangible assets. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. We regularly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Warranty Reserve.   Warranty reserves represent our estimate of future costs associated with our warranty of fabricated products and are based upon historical experience. The warranty reserve at December 31, 2005 was $70,000. During the six months ended June 30, 2006, we added approximately $79,000 to the reserve and charged approximately $79,000 against the reserve to complete warranty repairs. The warranty reserve at June 30, 2006 was $70,000. If future costs incurred were to differ from our estimates, we may need to increase or decrease our reserve.

Revenue Recognition.   Revenue from the sale of our products is recognized upon shipment. We generally do not have any post-shipment obligations to customers other than for product warranties. We generally warrant our products against defects in materials and workmanship for a period of 6 months. We record provision for estimated future costs associated with our warranties of fabricated products/custom orthotics when we ship such products, based on historical experience. We also offer extended warranty contracts which we record as deferred revenue and recognize over the lives of the contracts (24 months) on a straight-line basis. See “Warranty Reserve,” above. Revenue from shipping and handling fees is included in net sales in the consolidated statements of operations. Costs incurred for shipping and handling are included in the cost of sales in the consolidated statements of operations.

Allowance for Doubtful Accounts.   Our allowance for doubtful accounts has decreased on a percentage basis from 7.6% of accounts receivable at December 31, 2005 to 7.2% of accounts receivable at June 30, 2006. Management believes that the overall allowance, as a percentage of accounts receivable at June 30, 2006, is appropriate based upon the consolidated collection and write-off history, as well as the age of the consolidated accounts receivable. At December 31, 2005, the allowance for doubtful accounts was approximately $430,000. During the six months ended June 30, 2006, we added approximately $45,000 to the allowance and collected or wrote off approximately $67,000 of uncollectible receivables against the allowance. At June 30, 2006, the allowance for doubtful accounts was approximately $408,000. If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.

Other Allowances.   The sales returns and allowances at both June 30, 2006 and December 31, 2005 were approximately $68,000. If actual sales returns and allowances were to differ from our estimates, we may need to increase or decrease our sales return and allowance.

Inventory Reserve.   At December 31, 2005, the inventory reserve for excess or obsolete inventory was approximately $564,000. During the six months ended June 30, 2006, we provided an additional reserve of approximately $89,000 and wrote off approximately $26,000 of excess or obsolete inventory. The reserve for obsolete inventory was approximately $627,000 at June 30, 2006. If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory. Inventory write-downs represent the estimated loss of value of certain slow-moving inventory or inventory that has been damaged or spoiled. Inventory usage is analyzed using turnover analysis, and an allowance for obsolescence is provided when inventory quantity exceeds its normal cycle. The percentage of allowance is based upon actual usage and historical data. Most of these reserves are associated with raw materials used in the fabrication process and either represent items no longer utilized in the process or significant excess inventory. Inventory for which a reserve has been provided was approximately $1,264,000 and approximately $1,175,000, on an original cost basis, at June 30, 2006 and December 31, 2005, respectively. Certain of the raw material inventory for which a reserve was provided have subsequently been used in fabrication, with the related reserve being reversed. However, we re-evaluate the reserve as of the end of each reporting period based upon the age of the existing inventory and the usage analysis.

Goodwill and Identifiable Intangible Assets.   Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (approximately 35.9% at June 30, 2006 and approximately 36.2% at December 31, 2005) of our total assets. Goodwill and identifiable intangible assets, net, at June 30, 2006 and December 31, 2005 were approximately $20,402,000 and approximately $20,723,000, respectively.

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

Six months ended June 30, 2006 and 2005

Net loss for the six months ended June 30, 2006 was approximately $(1,908,000) or $(.19) per share on a fully diluted basis, compared to net income for the six months ended June 30, 2005 of approximately $187,000, or $.03 per share on a fully diluted basis, a reduction in net income of approximately $2,095,000.  The principal reasons for the decrease in net income were: (i) the decrease in net sales of approximately $2,910,000, or 14.2%, which resulted in a decrease in gross profit of approximately $2,678,000, or 28.3%; and (ii) a non-recurring non-cash gain on the expiration of the Put Option (as in hereafter defined) of $1,750,000 and the gain on the change in the fair value of the call option of $500,000 recorded in the six months ended June 30, 2005.  There were no such amounts in the current year period.  The Put Option was contained in the supply agreement between Silipos and Poly-Gel, L.L.C (“Poly-Gel”) dated August 20, 1999, which we assumed in connection with the Silipos acquisition. The supply agreement provided that Poly-Gel had the option (the “Put Option”) to cause Silipos to purchase the assets or shares of Poly-Gel at a purchase price, payable in cash, of 1.5 times Poly-Gel’s revenues over the 12 month period prior to the exercise of the Put Option. At September 30, 2004, the fair value of the Put Option was approximately $2,355,000. At December 31, 2004, the fair value of the Put Option was approximately $1,750,000. The Put Option expired unexercised on February 16, 2005 in accordance with its terms. In late 2004, we engaged in discussions with Poly-Gel regarding our possible acquisition of Poly-Gel. However, these discussions were terminated and we do not currently expect to acquire Poly-Gel. We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004, as a gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004, and as described above, we recorded the expiration of the Put Option as an additional gain of $1,750,000 during the three months ended March 31, 2005. These reductions in net income in the comparable periods were partially offset by a reduction in interest expense in the 2006 period compared to the 2005 period due to the interest expense incurred during the six months ended June 30, 2005 with respect to debt issued in connection with the Silipos acquisition of approximately $1,311,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing-rate debt and Protection Payment (as described below) in the $7.5 million secured promissory note due March 31, 2006 issued to SSL (the “$7.5 Million Note’’)).  Additionally, during the six months ended June 30, 2005, we recorded approximately $572,000 as the write-off of the unamortized debt discount in connection with the repayment of the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “Subordinated Notes”), and approximately $58,000 as the write-off of the related debt placement fees (both of which were included in interest expense in the unaudited condensed consolidated statements of operations).  Additionally, selling expenses and general and administrative expenses decreased by approximately $431,000 and approximately $151,000, respectively, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, as we continued to rationalize selling expenses and instituted cost containment measures for general and administrative expenses.

We reported our operations in two segments, custom orthotics and distributed products through September 30, 2004.  Since October 1, 2004, we have reported operations in two segments, orthopedics and skincare. Both our historic custom orthotics business and the distributed products business are now included in the orthopedic segment for reporting purposes, as are orthotics and prosthetic products sold by Silipos. Silipos products are primarily sold through distributors.

Net sales for the six months ended June 30, 2006 were approximately $17,539,000, compared to approximately $20,449,000 for the six months ended June 30, 2005, a decrease of approximately $2,910,000, or 14.2%. The reasons for the decrease were the decrease in Silipos’ net sales of approximately $1,898,000, or 21.7%, from approximately $8,747,000 for the six months ended June 30, 2005, to approximately $6,849,000 for the six months ended June 30, 2006, and a decline in net sales in our historic business of approximately $1,012,000, or 8.6%, from approximately $11,702,000 for the six months ended June 30, 2005, to approximately $10,690,000 for the six months ended June 30, 2006. The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $16,285,000 in the six months ended June 30, 2006, compared to approximately $18,381,000 in the six months ended June 30, 2005, a decrease of approximately $2,096,000, or 11.4%. This decrease was due to the net sales decrease of approximately $1,084,000 from the orthopedic segment of Silipos, and a reduction in net sales in our historic business of approximately $1,012,000, discussed in more detail below.

Within the orthopedic segment, net sales of custom orthotics for the six months ended June 30, 2006 were approximately $8,258,000, compared to approximately $8,885,000 for the six months ended June 30, 2005, a decrease of approximately $627,000, or 7.1%.  Approximately $534,000 of such reduction in sales is the result of the loss of certain of Canadian customers, attributable primarily to the termination of our relationship with our Canadian sales representative in March 2005.

Also within the orthopedic segment, net sales of distributed products for the six months ended June 30, 2006 were approximately $2,432,000, compared to approximately $2,817,000 for the six months ended June 30, 2005, a decrease of approximately $385,000, or 13.7%.  This decrease was attributable to a decrease in the sales of our therapeutic footwear program of approximately $216,000 and a reduction in the sales of PPT®, a proprietary product, of approximately $109,000.  Additionally, net sales of other distributed products decreased by approximately $60,000 in the six months ended June 30, 2006, compared to the six months ended June 30, 2005.

Net sales of Silipos branded orthopedic products were approximately $5,595,000 in the six months ended June 30, 2006, compared to approximately $6,679,000 in the six months ended June 30, 2005, a decrease of approximately $1,084,000 which was attributable to the loss of several customers in the three months ended March 31, 2006, but was partially offset by new business generated in the three months ended June 30, 2006.  Sequentially, the decrease in net sales of Silipos branded orthopedic products for the three months ended June 30, 2006 was approximately $279,000, or 8.4%, compared to approximately $805,000, or 23.9%, for the three months ended March 31, 2006.

We generated net sales of approximately $1,254,000 in our skincare segment in the six months ended June 30, 2006, compared to approximately $2,068,000 in the six months ended June 30, 2005 a decrease of approximately $814,000. Net sales in the skincare segment represented 18.3% of Silipos’ net sales for the six months ended June 30, 2006, compared to 23.6% for the six months ended June 30, 2005, and represented 7.1% of total net sales for the six months ended June 30, 2006, compared to 10.1% of total net sales for the six months ended June 30, 2005.  The reason for the decrease in net sales in the skincare segment is the loss of certain customers, high inventory levels of customers reducing their re-order requirements.

Cost of sales, on a consolidated basis, decreased approximately $232,000, or 2.1%, to approximately $10,756,000 for the six months ended June 30, 2006, compared to approximately $10,988,000 for the six  months ended June 30, 2005. Cost of sales did not decline as much as net sales because manufacturing overhead, which is primarily comprised of fixed expenses, and direct labor, which was fairly consistent with the comparable year period, more than offset the reduction in materials costs (variable) in the 2006 period compared to the 2005 period.

Cost of sales in the orthopedic segment were approximately $10,177,000, or 62.5% of orthopedic net sales in the six months ended June 30, 2006, compared to approximately $10,098,000, or 54.9% of orthopedic net sales in the six months ended June 30, 2005. The reason for the increase in the cost of sales, both on an absolute and percentage basis, is discussed above.

Costs of sales for custom orthotics were approximately $6,381,000, or 77.3% of net sales of custom orthotics for the six months ended June 30, 2006, compared to approximately $6,103,000, or 68.7% of net sales of custom orthotics for the six months ended June 30, 2005. Cost of sales of historic distributed products were approximately $1,518,000, or 62.4% of net sales of distributed products in the historic business for the six months ended June 30, 2006, compared to approximately $1,658,000, or 58.9% of net sales of distributed products in the historic business for the six months ended June 30, 2005.

Cost of sales for Silipos’ branded orthopedic products were approximately $2,278,000, or 40.7% of net sales of Silipos’ branded orthopedic products of approximately $5,595,000 in the six months ended June 30, 2006, compared to approximately $2,337,000, or 35.0% of net sales of Silipos’ branded orthopedic products of approximately $6,679,000 in the six months ended June 30, 2005.

Cost of sales for skincare products were approximately $579,000, or 46.2% of net sales of skincare products of approximately $1,254,000 in the six months ended June 30, 2006, compared to approximately $890,000, or 43.0% of net sales of skincare products of approximately $2,068,000 in the six months ended June 30, 2005.

Consolidated gross profit decreased approximately $2,678,000, or 28.3%, to approximately $6,783,000 for the six months ended June 30, 2006, compared to approximately $9,461,000 in the six months ended June 30, 2005.  Consolidated gross profit as a percentage of net sales for the six months ended June 30, 2006 was 38.7%, compared to 46.3% for the six months ended June 30, 2005.  The principal reason for the decrease in consolidated gross profit was the gross profit decrease at Silipos of approximately $1,528,000. Silipos’ blended gross profit (including both orthopedic and skincare) as a percentage of its net sales for the six months ended June 30, 2006 was 58.3%, compared to 63.1% for the six months ended June 30, 2005. Excluding Silipos, our gross profit in our historic business decreased by approximately $1,150,000, or 6.6% as a percentage of net sales, to approximately $2,791,000 for the six months ended June 30, 2006, compared to a gross profit in our historic business of approximately $3,941,000 for the six months ended June 30, 2005 attributable to the allocation of fixed costs over a smaller amount of net sales. The reduction in Silipos’ gross profit can also be attributed to fixed cost components of cost of sales.  Although sales in the three months ended June 30, 2006 increased over sales in the three months ended March 31, 2006, sales for the three months ended June 30, 2006 were still less than the comparable prior year period.

Gross profit for the orthopedic segment was approximately $6,108,000, or 37.5% of net sales of the orthopedic segment in the six months ended June 30, 2006, compared to approximately $8,283,000, or 45.1% of net sales of the orthopedic segment in the six months ended June 30, 2005.

Gross profit for custom orthotics was approximately $1,877,000, or 22.7% of net sales of custom orthotics for the six months ended June 30, 2006, compared to approximately $2,782,000, or 31.3% of net sales of custom orthotics for the six months ended June 30, 2005. Gross profit for our historic distributed products was approximately $914,000, or 37.6% of net sales of distributed products in the historic business for the six months ended June 30, 2006, compared to approximately $1,159,000, or 41.1% of net sales of distributed products in the historic business for the six months ended June 30, 2005. The decrease in gross profit in custom orthotics was attributable to increases in overhead expenses, as well as a slight increase in certain material prices. The decrease in gross profit in distributed products from our historical business was attributable to a decrease in the net sales of historic distributed products.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $3,317,000, or 59.3% of net sales of Silipos’ branded orthopedic products for the six months ended June 30, 2006, compared to approximately $4,342,000, or 65.0% of net sales of Silipos’ branded orthopedic products for the six months ended June 30, 2005.

Gross profit generated by our skincare segment was approximately $675,000, or 53.8% of net sales in the skincare segment for the six months ended June 30, 2006, compared to approximately $1,178,000, or 57.0 % of net sales in the skincare segment for the six months ended June 30, 2005.

General and administrative expenses for the six months ended June 30, 2006 were approximately $4,696,000, or 26.8% of net sales, compared to approximately $4,847,000, or 23.7% of net sales for the six months ended June 30, 2005, representing a decrease of approximately $151,000.  This decrease was attributable to a decrease in the Company’s incentive plan accrual of approximately $288,000, a decrease in stock-based compensation expense of approximately $228,000, a decrease in stock option compensation expense of approximately $214,000, and a decrease in other net general and administrative expenses of approximately $11,000.  These decreases were partially offset by an increase in rent expense of approximately $284,000 recognized with respect to the new New York City office lease, an increase in consulting fees of approximately $195,000 incurred with respect to our lean manufacturing initiative, and an increase in consulting fees (primarily information technology related) of approximately $111,000.

Selling expenses decreased approximately $431,000, or 10.9%, to approximately $3,523,000 for the six months ended June 30, 2006, compared to approximately $3,954,000 for the six months ended June 30, 2005. Selling expenses as a percentage of net sales were 20.1% in the six months ended June 30, 2006, compared to 19.3% in the six months ended June 30, 2005.  Silipos’ selling expenses decreased by approximately $725,000, from approximately $2,249,000 in the six months ended June 30, 2005, to approximately $1,524,000 in the six months ended June 30, 2006. Selling expenses in our historic business increased by approximately $294,000, from approximately $1,705,000 in the six months ended June 30, 2005, to approximately $1,999,000 in the six months ended June 30, 2006.  The overall decrease of approximately $431,000 is due to decreases in sales and sales related salaries of approximately $273,000, which includes certain reclassifications of personnel (net of commissions paid to our former Canadian representative), royalties of approximately $233,000, and advertising, promotions and other related selling expenses of approximately $51,000, which was offset by increases in consulting and professional fees of approximately $82,000, and severance and severance related expenses of approximately $44,000. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our historic business. We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses. Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

Interest expense was approximately $582,000 in the six months ended June 30, 2006, compared to approximately $2,558,000 for the six months ended June 30, 2005, a decrease of approximately $1,976,000. The principal reasons for the decrease in 2006 were that the six months ended June 30, 2005 included:

(i)                          Interest expense of approximately $516,000 associated with the various components of the acquisition indebtedness incurred in connection with the Silipos acquisition, which was repaid in full in June and July 2005;

(ii)                       Interest amortization of the estimated fair value of the warrants (debt discount) issued in connection with the Subordinated Notes, which aggregated approximately $106,000, and the amortization of the related debt placement costs of approximately $12,000;

(iii)                    Amortization of interest expense of approximately $677,000 associated with the increasing-rate debt and interest costs related to the Protection Payment included in the $7.5 Million Note (see Note 4, “Long-term Debt, Including Current Installments”); and

(iv)                   The write-off of approximately $572,000 of unamortized debt discount and the write-off of approximately $58,000 of the related debt placement fees in connection with the repayment of the Subordinated Notes.

We recorded a reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004 from September 30, 2004 as a non-cash gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. We recorded the expiration of the Put Option on February 16, 2005 as an additional non-cash gain of $1,750,000 from the change in the estimated fair value of the Put Option in the six months ended June 30, 2005.  No such amount was recorded in the six months ended June 30, 2006.

At June 30, 2005, we recorded $500,000 as the gain on the change in the fair value of the call option with respect to the $3.0 million promissory note due December 31, 2009 issued to SSL (the “$3.0 Million Note”). No such amount was recorded in the six months ended June 30, 2006.

The provision for income taxes was approximately $14,000 in the six months ended June 30, 2006, compared to $87,000 in the six months ended June 30, 2005. In the six months ended June 30, 2006, we provided for a deferred income tax (benefit) totalling approximately $(52,000) and current foreign income taxes of approximately $66,000. In the six months ended June 30, 2005, we recorded for a deferred income tax expense of $75,000 and a foreign tax provision of $12,000.

Three months ended June 30, 2006 and 2005

Net loss for the three months ended June 30, 2006 was approximately $(482,000), or $(.05) per share on a fully diluted basis, compared to a net loss of approximately $(1,258,000), or $(.24) per share on a fully diluted basis for the three months ended June 30, 2005, a reduction in net loss of approximately $776,000. The principal reason for the decrease in net loss was the interest expense incurred during the three months ended June 30, 2005 with respect to debt issued in connection with the Silipos acquisition of approximately $702,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing-rate debt and the Protection Payment in the $7.5 Million Note).  All of the foregoing debt was repaid in 2005.  Additionally, selling expenses decreased by approximately $320,000, or 15.9%, and general and administrative expenses decreased by approximately $227,000, or 8.8%, as the Company instituted certain cost containment measures.  These expense reductions were partially offset by a reduction in gross profit of approximately $810,000 due to a decrease in net sales of 8.5%.

Net sales for the three months ended June 30, 2006 were approximately $9,194,000, compared to approximately $10,052,000 for the three months ended June 30, 2005, a decrease of approximately $858,000, or 8.5%. The reasons for the decrease were the decrease in Silipos’ net sales of approximately $449,000, and a decline in net sales in our historic business of approximately $409,000. The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $8,659,000 in the three months ended June 30, 2006, compared to approximately $9,347,000 in three months ended June 30, 2005, a decrease of approximately $688,000, or 7.4%. This decrease was due to the net sales decrease of approximately $279,000 from the orthopedic segment of Silipos, and a reduction in net sales in our historic business of approximately $409,000.

Within the orthopedic segment, net sales of custom orthotics for the three months ended June 30, 2006 were approximately $4,300,000, compared to approximately $4,500,000 for the three months ended June 30, 2005, a decrease of approximately $200,000.  Approximately $247,000 of such reduction in sales is the result of the loss of certain of Langer’s Canadian customers, attributable to the termination of our relationship with our Canadian sales representative in March 2005.

Also within the orthopedic segment, net sales of distributed products for the three months ended June 30, 2006 were approximately $1,329,000, compared to approximately $1,538,000 for the three months ended June 30, 2005, a decrease of approximately $209,000, or 13.6%. This decrease was attributable to a decrease in the sales of our therapeutic footwear program of approximately $106,000 and a reduction in the sales of PPT®, a proprietary product, of approximately $39,000 in the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

Net sales of Silipos branded orthopedic products were approximately $3,030,000 in the three months ended June 30, 2006, compared to approximately $3,309,000 in the three months ended June 30, 2005, a decrease of approximately $279,000,  due to the loss of several customers and reduced orders in the three months ended June 30, 2006.

We generated net sales of approximately $535,000 in our skincare segment in the three months ended June 30, 2006, compared to approximately $705,000 in the three months ended June 30, 2005, a decrease of approximately $170,000.  Net sales in the skincare segment represented 15.0 % of Silipos’ net sales for the three months ended June 30, 2006, compared to 17.6% of Silipos’ net sales for the three months ended June 30, 2005, and represented 5.8% of total net sales for the three months ended June 30, 2006, compared to 7.0 % of total net sales for the three months ended June 30, 2005.

Cost of sales, on a consolidated basis, decreased approximately $48,000, to approximately $5,438,000 for the three months ended June 30, 2006, compared to approximately $5,486,000 for the three months ended June 30, 2005.  Cost of sales did not decline as much as net sales because manufacturing overhead, which is primarily comprised of fixed expenses and direct labor, and which was fairly consistent with the comparable year period, had more than offset the reduction in materials costs.

Cost of sales in the orthopedic segment were approximately $5,220,000, or 60.3% of orthopedic net sales in the three months ended June 30, 2006, compared to approximately $5,188,000, or 55.5% of orthopedic net sales in the three months ended June 30, 2005. The reason for the increase in the cost of sales was discussed above.

Costs of sales for custom orthotics were approximately $3,191,000, or 74.2% of net sales of custom orthotics for the three months ended June 30, 2006, compared to approximately $3,106,000, or 69.0% of net sales of custom orthotics for the three months ended June 30, 2005. Cost of sales of historic distributed products were approximately $817,000, or 61.5% of net sales of distributed products in the historic business for the three months ended June 30, 2006, compared to approximately $918,000, or 59.7% of net sales of distributed products in the historic business for the three months ended June 30, 2005.

Cost of sales for Silipos’ branded orthopedic products were approximately $1,212,000, or 40.0% of net sales of Silipos’ branded orthopedic products of approximately $3,030,000, in the three months ended June 30, 2006, compared to approximately $1,164,000, or 35.2% of net sales of Silipos’ branded orthopedic products of approximately $3,309,000 in the three months ended June 30, 2005.

Cost of sales for skincare products were approximately $218,000, or 40.7% of net sales of skincare products of approximately $535,000 in the three months ended June 30, 2006, compared to approximately $298,000, or 42.3% of net sales of skincare products of approximately $705,000 in the three months ended June 30, 2005.

Consolidated gross profit decreased approximately $810,000, or 17.7%, to approximately $3,756,000 for the three months ended June 30, 2006, compared to approximately $4,566,000 in the three months ended

June 30, 2005. Consolidated gross profit as a percentage of net sales for the three months ended June 30, 2006 was 40.9%, compared to 45.4% for the three months ended June 30, 2005.  The principal reason for the decrease in consolidated gross profit was the gross profit decrease from Silipos of approximately $417,000. Silipos’ blended gross profit (including both orthopedic and skincare) as a percentage of its net sales for the three months ended June 30, 2006 was 59.9%, compared to 63.6% for the three months ended June 30, 2005. Excluding Silipos, our gross profit as a percentage of net sales was 28.8% for the three months ended June 30, 2006, reflecting a decrease attributable to the allocation of fixed costs over a smaller amount of net sales, compared to a gross profit of 33.4% for the three months ended June 30, 2005. The reduction in Silipos’ gross profit can also be attributed to fixed cost components of cost of sales.

Gross profit for the orthopedic segment was approximately $3,439,000, or 39.7% of net sales of the orthopedic segment in the three months ended June 30, 2006, compared to approximately $4,159,000, or 44.5% of net sales of the orthopedic segment in the three months ended June 30, 2005.

Gross profit for custom orthotics was approximately $1,109,000, or 25.8% of net sales of custom orthotics for the three months ended June 30, 2006, compared to approximately $1,394,000, or 31.0% of net sales of custom orthotics for the three months ended June 30, 2005. Gross profit for our historic distributed products was approximately $512,000, or 38.5% of net sales of distributed products in the historic business for the three months ended June 30, 2006, compared to approximately $620,000, or 40.3% of net sales of distributed products in the historic business for the three months ended June 30, 2005. The decrease in gross profit in custom orthotics was attributable to increases in overhead expenses, as well as a slight increase in certain material prices. The decrease in gross profit in distributed products from our historical business was attributable to a decrease in the net sales of historic distributed products.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $1,818,000, or 60.0% of net sales of Silipos’ branded orthopedic products for the three months ended June 30, 2006, compared to approximately $2,145,000, or 64.8% of net sales of Silipos’ branded orthopedic products for the three months ended June 30, 2005.

Gross profit generated by our skincare segment was approximately $317,000, or 59.3% of net sales in the skincare segment for the three months ended June 30, 2006, compared to approximately $407,000, or 57.7% of net sales in the skincare segment for the three months ended June 30, 2005.

General and administrative expenses for the three months ended June 30, 2006 were approximately $2,355,000, or 25.6% of net sales, compared to approximately $2,582,000, or 25.7% of net sales for the three months ended June 30, 2005, representing a decrease of approximately $227,000.  This decrease was attributable to a decrease in stock-based compensation expense of approximately $182,000, a decrease in the Company’s incentive plan accrual of approximately $135,000, a decrease in professional fees of approximately $132,000, and a decrease in stock option compensation expense of approximately $37,000.  These decreases were partially offset by an increase in rent expense of approximately $133,000 recognized with respect to the new New York City office lease, an increase in consulting fees of approximately $88,000 incurred with respect to our lean manufacturing initiative, an increase in consulting fees (primarily information technology related) of approximately $28,000, and an increase in other net general and administrative expenses of approximately $10,000.

Selling expenses decreased approximately $320,000, or 15.9%, to approximately $1,695,000 for the three months ended June 30, 2006, compared to approximately $2,015,000 for the three months ended June 30, 2005. Selling expenses as a percentage of net sales were 18.4% and 20.0% for the three months ended June 30, 2006 and 2005, respectively. Silipos’ selling expenses decreased by approximately $367,000, from approximately $1,086,000 in the three months ended June 30, 2005, to approximately $719,000 in the three months ended June 30, 2006. Selling expenses in our historic business increased by approximately $47,000, from approximately $929,000 in the three months ended June 30, 2005, to approximately $976,000 in the three months ended June 30, 2006.  The overall decrease of approximately $320,000 is due to decreases in sales and sales related salaries of approximately $112,000, which includes certain reclassifications of personnel, royalties of approximately $85,000, travel and entertainment expenses of approximately $59,000, and advertising, promotions and other related selling expenses of approximately $113,000, which was offset by increases in consulting and professional fees of approximately $49,000. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our historic business. We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses. Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

Interest expense was approximately $278,000 in the three months ended June 30, 2006 compared to approximately $1,640,000 for the three months ended June 30, 2005, a decrease of approximately $1,362,000. The principal reasons for the decrease in interest expense in 2006 compared to 2005 were that the three months ended June 30, 2005 included the following:

(i)                          Interest expense of approximately $276,000 associated with the various components of the acquisition indebtedness incurred in connection with the Silipos acquisition, which was repaid in full in June and July 2005 and thus was not outstanding in the three months ended June 30, 2006;

(ii)                       Interest amortization of the estimated fair value of the warrants (debt discount) issued in connection with the Subordinated Notes, which aggregated approximately $48,000, and the amortization of the related debt placement costs of approximately $5,000;

(iii)                    Amortization of interest expense of approximately $373,000 associated with the increasing-rate debt and interest costs related to the Protection Payment included in the $7.5 Million Note (see Note 4, “Long-term Debt, Including Current Installments”); and

(iv)                   The write-off of approximately $572,000 of unamortized debt discount and the write-off of approximately $58,000 of the related debt placement fees in connection with the repayment of the Subordinated Notes.

Additionally, in the three months ended June 30, 2005, we recorded $500,000 as the non-recurring non-cash gain on the change in the fair value of the call option with respect to the $3.0 Million Note.

The provision for income taxes was approximately $6,000 in the three months ended June 30, 2006, compared to $48,000 in the three months ended June 30, 2005. In the three months ended June 30, 2006, we provided for a deferred income tax (benefit) totalling approximately $(26,000) and current foreign income taxes of approximately $32,000. In the three months ended June 30, 2005, we provided for a deferred income tax expense of $38,000 and a foreign tax provision of $10,000.

Liquidity and Capital Resources

Working capital as of June 30, 2006 was approximately $7,567,000, compared to approximately $9,204,000 as of December 31, 2005. Cash balances at June 30, 2006 were approximately $17,470,000, a decrease of approximately $1,359,000, from approximately $18,829,000 at December 31, 2005. The decrease in working capital at June 30, 2006 is primarily attributable to decreases in cash resulting from cash used in operations, cash used for purchases of property and equipment and deposits for furniture and fixtures and increases in accounts payable.

Net cash used in operating activities was approximately $876,000 in the six months ended June 30, 2006. The net cash used in operating activities in the six months ended June 30, 2006 resulted primarily from increases in prepaid expenses and other assets, and from cash used in operations resulting from the net loss incurred, less depreciation and amortization reduced by the decrease in inventory. Net cash provided by operating activities was approximately $1,878,000 in the six months ended June 30, 2005 which was comprised of net income, less non-cash gains totalling $2,250,000, less cash used to reduce accounts payable and accrued liabilities plus depreciation and amortization expense, non-cash stock option compensation expense for consulting services, non-cash amortization of stock award, non-cash amortization of debt discount for consulting services relating to warrants issued, and decreases in accounts receivable, inventory and prepaid expenses.

Net cash used in investing activities was approximately $582,000 and approximately $504,000 in the six months ended June 30, 2006 and 2005, respectively. Net cash used in investing activities in the six months ended June 30, 2006 reflects the purchases of property and equipment of approximately $381,000, principally production related equipment at our Langer operation, and deposits of approximately $204,000, principally related to furniture and fixtures purchased for the new New York City office space. Net cash used in investing activities in the six months ended June 30, 2005 represents investment in property and equipment of approximately $553,000, principally our new information technology platform, partially offset by the sale of certain property and equipment of approximately $70,000.

Net cash provided by financing activities in the six months ended June 30, 2006 was approximately $46,000, which represented the proceeds from the exercise of certain stock options and warrants. Net cash provided by financing activities in the six months ended June 30, 2005 was approximately $23,470,000, which represents $28,970,000 of net proceeds received during this period from the Company’s offering of common stock less the repayment of the Subordinated Notes in June 2005.

As discussed below, the principal amount of our 4% convertible subordinated notes are due in full on August 31, 2006, in the amount of $14,439,000 (the “Convertible Notes”).

Our principal cash needs are to repay the Convertible Notes due August 31, 2006, to provide working capital and to fund growth.

In the six months ended June 30, 2006, we generated a net loss of approximately $(1,908,000), which resulted primarily from a 14.2% decrease in net sales compared to the six months ended June 30, 2005.  In the year ended December 31, 2005, we generated a net loss after income taxes of approximately $(4,557,000), which included loss on impairment of certain identifiable intangible assets totalling $2,102,000. Additionally, in the year ended December 31, 2005, we incurred compensation charges for stock awards, stock options granted to consultants, modifications to stock option agreements and acceleration of vesting of certain stock awards and options, which in the aggregate were approximately $3,045,000. These charges were partially offset by the non-recurring non-cash gain of $1,750,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2004, we generated earnings after taxes of approximately $375,000, which included a non-cash gain of $605,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2003, we did not have earnings after taxes.

In an effort to reduce the losses in the Company’s custom orthotics business, the Company engaged third-party consultants to assist in the implementation of lean manufacturing principles in the custom orthotics business in order to improve manufacturing processes and reduce inefficiency, eliminate waste, and improve process flow and customer service. As of June 30, 2006, we have spent approximately $173,000 for leasehold improvements designed to improve process flow in connection with lean manufacturing, and approximately $228,000 for related consulting fees, of which approximately $195,000 was incurred in the six months ended June 30, 2006. We are also working towards stabilizing and increasing sales in the Silipos orthopedic business.

In April 2006, the Company paid a deposit of approximately $153,000 (50%) for the furnishings of new office space in New York, N.Y. The Company is obligated for all leasehold improvements to the new office space in excess of approximately $607,000, which excess totalled approximately $707,000 (including the balance due for the furnishings of the new office space in New York, NY) for the six months ended June 30, 2006, of which approximately $202,000 was financed by the landlord over a term of five years with interest at 7% per annum. There can be no assurance that the lean manufacturing initiative and the efforts at Silipos will help increase sales. Our ability to fund working capital requirements and make acquisitions and anticipated capital expenditures and satisfy our debt obligations will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control, as well as the availability to us of other sources of liquidity. We believe that based on current levels of operations and anticipated growth, our cash flow from operations will be adequate for at least the next twelve months to fund our working capital requirements and anticipated capital expenditures.  However, there can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity and capital needs, after the repayment of the Convertible Notes in the principal amount of $14,439,000 that mature on August 31, 2006, and the capital expenditure discussed above. In such event, we would likely need to raise additional funds through public or private equity, borrowings from banks or other institutional lenders or debt financings to repay or refinance this debt and fund future growth. Our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or public or private offerings of debt or equity securities. We cannot assure you that any such funds will be available to us on favorable terms, or at all.

Changes in Significant Balance Sheet Accounts—June 30, 2006

Accounts receivable, net, increased from approximately $5,182,000 at December 31, 2005 to approximately $5,219,000 at June 30, 2006, an increase of approximately $37,000. The increase is primarily attributable to the increase in sequential net sales for the three months ended June 30, 2006, compared to the three months ended March 31, 2006, resulting in more receivables being generated, a reduction in the allowance for doubtful accounts based upon improvement in the overall accounts receivable aging, offset by improved collections of receivables.

Inventories, net, decreased from approximately $4,123,000 at December 31, 2005 to approximately $3,903,000 at June 30, 2006, a decrease of approximately $220,000.  This decrease was attributable primarily to the implementation of certain cost containment initiatives designed to control excess inventory levels.

Prepaid expenses and other current assets increased from approximately $820,000 at December 31, 2005 to approximately $1,039,000 at June 30, 2006, an increase of approximately $219,000. The increase was primarily attributable to an increase in prepaid insurance, resulting from the timing of the payments and the periodicity of the policy years.

Property and equipment, net, increased from approximately $7,035,000 at December 31, 2005 to approximately $8,187,000 at June 30, 2006, an increase of approximately $1,152,000. The change was primarily attributable to the leasehold improvements made to the new New York City leased office space totalling approximately $1,267,000, plus other additions of approximately $381,000, offset by depreciation expense of approximately $521,000 for the six months ended June 30, 2006, and the disposal of certain property and equipment that had a net book value of approximately $9,000.

Identifiable intangible assets, net, decreased from approximately $6,604,000 at December 31, 2005 to approximately $6,282,000 at June 30, 2006, a decrease of approximately $322,000, which was due to amortization expense recorded for the six months ended June 30, 2006.

Other assets were approximately $597,000 at June 30, 2006, compared to $460,000 at December 31, 2005, an increase of approximately $137,000, which was attributable principally to deposits for furniture and fixtures for the new New York City office space at 41 Madison Avenue.

Goodwill was approximately $14,119,000 at both June 30, 2006 and December 31, 2005.

Accounts payable increased from approximately $1,070,000 at December 31, 2005 to approximately $1,490,000 at June 30, 2006, an increase of approximately $420,000, which was attributable primarily to the timing of certain payments, as well as the net obligation to SSL for amounts collected on their behalf which was approximately $77,000.

Other current liabilities decreased from approximately $3,675,000 at December 31, 2005 to approximately $3,567,000 at June 30, 2006, a decrease of approximately $108,000 due to a reduction in accrued audit fees and the accrued incentive plan for employees, partially offset by an increase in accrued legal fees and other professional fees.

Deferred income taxes payable were approximately $1,275,000 at June 30, 2006, compared to approximately $1,325,000 at December 31, 2005. The deferred income taxes were originally provided with respect to the tax deductible goodwill and trade names amortization in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Other liabilities increased from approximately $70,000 at December 31, 2005 to approximately $901,000 at June 30, 2006, an increase of approximately $831,000.  The increase was attributable to the long-term portion of the deferred rent recorded with respect to the landlord contribution of leasehold improvements, as well as the non-current portion of straight line rent, associated with the new New York City leased office space.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of June 30, 2006 measured from the end of our fiscal year (December 31):

	Payment due By Period (In thousands)
Contractual Obligations	Total	6 Months Ending Dec. 31, 2006	1–3 Years	4–5 Years	More than 5 Years
Operating Lease Obligations	$8,344	$395	$3,190	$1,222	$3,537
Capital Lease Obligations	6,111	206	1,298	921	3,686
Convertible Notes due August 31, 2006	14,439	14,439	—	—	—
Note payable to landlord	202	14	116	72	—
Interest on Long-term Debt	134	102	28	4	—
Severance Obligations	170	170	—	—	—
Pension Obligations	40	40	—	—	—
Total	$29,440	$15,366	$4,632	$2,219	$7,223

Such table excludes any obligation for leasehold improvements beyond the landlord’s contribution.

Long-Term Debt, Including Current Installments

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the “Convertible Notes”), in a private placement. As the Convertible Notes are due in full on August 31, 2006, they are listed on the balance sheet as current liabilities. On June 20, 2005, $150,000 of the Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest is payable semi-annually on the last day of June and December. Interest expense on the Convertible Notes for the six months ended June 30, 2006 and 2005 was $288,780 and $291,597, respectively and $144,390 and $145,707, respectively, for the three months then ended. Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder, whose sole manager and voting member is Warren B. Kanders, the Company’s Chairman of the Board of Directors since November 12, 2004, holds $2,500,000 principal amount of these Convertible Notes. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $6.00 per share (equal to the market value of the Company’s stock on October 31, 2001), subject to anti-dilution protections in the event that, among other things, the Company issues common stock or equity securities convertible into or exchangeable for common stock at a price below the conversion price of the Convertible Notes, and are subordinated to existing or future senior indebtedness of the Company.

The Company received net proceeds of $13,668,067 from the offering of the Convertible Notes. The cost of raising these proceeds was $920,933, which is being amortized over the life of the Convertible Notes. The amortization of these costs for the three and six months ended June 30, 2006 and 2005 were $47,945 and $48,443, and $95,890 and $96,825, respectively, and were included in interest expense in the related consolidated statements of operations.

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

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners held $750,000 principal amount of these Subordinated Notes. As part of such issuance, the Company also issued warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which are exercisable until September 30, 2009. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as additional interest expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third-party for placing the Subordinated Notes, which warrants have a fair value of $75,800 using the Black-Scholes pricing model and the same assumptions used to value the other warrants. The Company recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fees for the six months ended June 30, 2005 and $48,296 and $5,194 for the three month periods ended June 30, 2005, respectively, which was included in interest expense on the applicable consolidated statements of operations.  There were no such amounts in the current year’s three and six month periods.  The Company repaid the Subordinated Notes, plus accrued interest, which totaled $5,675,389 on June 15, 2005, with a portion of the net proceeds from its public offering of common stock.  Accordingly, the Company wrote off the unamortized balance of $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fees of $57,973 as interest expense on the unaudited condensed consolidated statement of operations for the three and six month periods ended June 30, 2005.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and was subject to increase pursuant to the obligation under the $7.5 Million Note, as amended, to make a cash payment of $500,000, or increase the principal balance of the $7.5 Million Note by $1 million if it was not repaid by May 31, 2005 (“Protection Payment”). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005. The Company recorded the $7.5 Million Note and the $3.0 Million Note at their face value, which represented the fair value of the notes on their date of issuance (September 30, 2004). The Company adjusted the carrying value of the $7.5 Million Note and the $3.0

Million Note to $7.986 million and $2.737 million, respectively, at December 31, 2004, and further adjusted the carrying value of the notes as of January 1, 2005 to $7.723 million and $3.0 million, respectively, upon the Company’s determination to follow Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt,” with respect to the $7.5 Million Note.  On March 31, 2005, the Company entered into a settlement agreement (the “Settlement Agreement”) and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006, to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect the Company’s election on March 15, 2005, in accordance with its terms, to increase the principal amount effective April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note was $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties amended and restated the $3.0 Million Note, which was originally due on December 31, 2009, to provide that the $3.0 Million Note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note were repaid in full on or before March 31, 2006. Both notes were repaid in full on July 15, 2005. The Company determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” in that there is no provision for net settlement. The Company followed the guidance of EITF No. 86-15, which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, the Company recorded additional interest expense of approximately $373,000 and approximately $677,000 (in excess of the initial coupon rate of 5.5%, 7.5% after April 1, 2005) as increases to the carrying value of the $7.5 Million Note for the three and six month periods ended June 30, 2005, respectively.

Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid prior to March 31, 2006. The Company determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid in full by March 31, 2006, represented a call option (“Refund Provision”) that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund the Company is entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise. The Company concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment. After reaching this determination, the Company followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation. Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimis and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third-party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset (call option) and a non-cash gain on the change in the fair value of a call option for the three month period ending June 30, 2005. In making this determination, consideration was given primarily to the fact that the Company had completed its underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the $7.5 Million Note and the $3.0 Million Note, plus interest, before their contractual due dates. SSL provided a discount of $100,000 for the early payment and the Company realized $500,000 with respect to the Refund Provision upon the repayment of the $7.5 Million Note and the $3.0 Million Note in July 2005, which was recorded as a reduction in interest expense.

The Company incurred interest expense of approximately $959,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5% after April 1, 2005)) and approximately $89,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, for the year ended December 31, 2005, of which approximately $528,000 and approximately $935,000 and approximately $41,000 and approximately $83,000, respectively, were recorded in the three and six months ended June 30, 2005.

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

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”).  The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest totalling $4,006, commencing August 2006.  The Note is secured by a $202,320 increase to a letter of credit originally provided to the landlord at lease commencement.  The amount of the revised letter of credit is $570,992.  The current portion of the Note, $32,009, is included in other current liabilities, including the current installment of note payable, and the non-current portion of the Note of $170,311 is stated separately as note payable, on the June 30, 2006 balance sheet.

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

On July 13, 2006, the FASB issued FASB Interpretation (“Interpretation”) No. 48, “Accounting for Uncertainty in Income Taxes”.  Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006 and applies to all tax positions accounted for under FASB Statement No. 109, “Accounting for Income Taxes.”  The Company intends to adopt Interpretation No. 48 for its fiscal year ending December 31, 2007, and will adopt Interpretation No. 48 by adjusting its tax liabilities and retained earnings for the cumulative effect of adjusting its tax benefits for uncertain tax positions.  The Company is still evaluating Interpretation No. 48 and its impact on the Company’s consolidated financial statements.

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

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s current Chief Executive Officer and Chief Financial Officer, who are, respectively, its current principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2006, pursuant to Exchange Act Rule 13a-15 and have concluded that such controls and procedures are effective.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 and Form 10-K for the year ended December 31, 2005, the Company identified a material weakness relating to the controls in place relating to the accounting of stock options and restricted stock, which were not effective during such periods to provide reasonable assurance that these stock options would be properly recorded and disclosed in the financial statements, and that this was a material weakness in internal control over financial reporting. As a result, the Company subsequently restated its first and second quarter 2005 quarterly reports on Form 10-Q/A on December 22, 2005. The Company has instituted checklists and processes during the end of 2005 and early 2006 that the Company believes addressed the above weakness and strengthened its ability to identify internal control weaknesses. Based upon this, management has concluded that such controls are effective in this area.

Changes in Internal Controls

There was no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.              OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

Except as set forth below, there have been no material developments in the litigation reported in Part II, Item 1, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the Quarter ended March 31, 2006.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 21, 2006. The only matters voted upon at the meeting were (i) the re-election of the incumbent Board of Directors, and (ii) the ratification of appointment of the Company’s independent registered accountants. Voting on the matters was as follows:

For the election of the Board of Directors:

Nominee	Vote For	Vote Withheld
Warren B. Kanders	7,776,283	330,820
Burtt R. Ehrlich	8,049,212	57,891
Stephen M. Brecher	8,049,312	57,791
Arthur Goldstein	8,049,212	57,891
Stuart P. Greenspon	8,049,312	57,791
W. Gray Hudkins	8,049,312	57,791

The foregoing nominees are all directors of the Company.

For the ratification of appointment of BDO Seidman, LLP as the Company’s independent registered public accountants:

For	8,093,766
Against	12,337
Abstentions	1,000

ITEM 6.                    EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANGER, INC.
Date: August 14, 2006	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ JOSEPH P. CIAVARELLA
Joseph P. Ciavarella
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)