Form 10-Q
period 2006-09-30
LANGER INC
filed 2006-11-14
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common Stock, Par Value $.02—10,062,373 shares as of November 9, 2006.

INDEX

LANGER, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,772,070	$18,828,989
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $473,913 and $498,073, respectively	5,307,318	5,182,368
Inventories, net	4,109,781	4,122,998
Prepaid expenses and other	767,670	819,757
Total current assets	12,956,839	28,954,112
Property and equipment, net	8,454,778	7,034,885
Identifiable intangible assets, net	6,121,447	6,604,015
Goodwill	14,119,213	14,119,213
Other assets	542,731	460,151
Total assets	$42,195,008	$57,172,376
Liabilities and Stockholders’ Equity
Current liabilities:
Other current liabilities, including current installments of note payable	$3,728,794	$3,674,947
Accounts payable	1,477,003	1,070,152
Unearned revenue	575,359	565,744
Convertible notes	—	14,439,000
Total current liabilities	5,781,156	19,749,843
Non current liabilities:
Obligation under capital lease	2,700,000	2,700,000
Note payable	161,221	—
Unearned revenue	107,885	106,713
Accrued pension expense	40,388	40,388
Deferred income taxes payable	1,249,400	1,324,932
Other liabilities	1,021,626	69,989
Total liabilities	11,061,676	23,991,865
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 10,146,673 and 9,992,923 at September 30, 2006 and December 31, 2005, respectively	202,934	199,859
Additional paid-in capital	46,928,305	46,722,004
Accumulated deficit	(15,802,528)	(13,341,620)
Accumulated other comprehensive loss	1,262	(203,091)
	31,329,973	33,377,152
Treasury stock at cost, 84,300 shares	(196,641)	(196,641)
Total stockholders’ equity	31,133,332	33,180,511
Total liabilities and stockholders’ equity	$42,195,008	$57,172,376

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	$9,065,316	$10,530,606	$26,603,881	$30,979,543
Cost of sales	5,366,275	5,757,716	16,122,671	16,745,537
Gross profit	3,699,041	4,772,890	10,481,210	14,234,006
General and administrative expenses	2,492,513	2,420,705	7,188,018	7,267,417
Selling expenses	1,566,668	1,747,095	5,089,335	5,700,867
Research and development expenses	151,561	112,497	416,898	352,672
Operating (loss) income	(511,701)	492,593	(2,213,041)	913,050
Other income (expense):
Interest income	152,291	164,503	522,332	279,850
Interest expense	(217,870)	(337,798)	(799,843)	(2,396,357)
Change in fair value of Put Option	—	—	—	1,750,000
Other	3,436	(812)	23,246	46,415
Other (expense), net	(62,143)	(174,107)	(254,265)	(320,092)
(Loss) income before income taxes	(573,844)	318,486	(2,467,306)	592,958
Benefit from (provision for) income taxes	20,615	(82,895)	6,398	(169,895)
Net (loss) income	$(553,229)	$235,591	$(2,460,908)	$423,063
Net (loss) income per common share:
Basic	$(.06)	$.02	$(.25)	$.07
Diluted	$(.06)	$.02	$(.25)	$.06
Weighted average number of common shares used in computation of net (loss) income per share:
Basic	9,960,009	9,621,293	9,948,101	6,444,736
Diluted	9,960,009	10,153,602	9,948,101	6,986,972

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended September 30, 2006

(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
				Additional		Foreign	Minimum		Total
	Common Stock		Treasury	paid-in	Accumulated	currency	pension	Comprehensive	stockholders’
	Shares	Amount	stock	capital	deficit	translation	liability	income	equity
Balance at January 1, 2006	9,992,923	$199,859	$(196,641)	$46,722,004	$(13,341,620)	$226,768	$(429,859)		$33,180,511
Net loss	—	—	—	—	(2,460,908)	—	—	$(2,460,908)	—
Foreign currency adjustment	—	—	—	—	—	204,353	—	204,353	—
Total comprehensive income	—	—	—	—	—	—	—	$(2,256,555)	(2,256,555)
Stock-based compensation expense	—	—	—	163,126	—	—	—		163,126
Exercise of stock options	128,750	2,575	—	43,175	—	—	—		45,750
Exercise of warrants	25,000	500	—	—	—	—	—		500
Balance at September 30, 2006	10,146,673	$202,934	$(196,641)	$46,928,305	$(15,802,528)	$431,121	$(429,859)		$31,133,332

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net (loss) income	$(2,460,908)	$423,063
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	1,315,547	1,199,235
Gain on disposition of property and equipment	(1,348)	(10,402)
Loss on abandonment of property and equipment	8,046	—
Change in fair value of Put Option	—	(1,750,000)
Amortization of debt acquisition costs	127,853	214,995
Amortization of debt discount on senior subordinated notes payable	—	678,502
Stock options issued for compensation for services	—	349,800
Stock-based compensation expense	163,126	—
Amortization of unearned stock compensation	—	296,520
Provision for doubtful accounts receivable	82,661	45,000
Deferred income taxes	(75,532)	113,000
Changes in operating assets and liabilities:
Accounts receivable	(128,311)	929,343
Inventories	69,895	589,199
Prepaid expenses and other current assets	72,647	(88,158)
Accounts payable and other current liabilities	(144,505)	141,278
Other assets	(43,540)	(18,965)
Unearned revenue and other liabilities	152,545	(14,619)
Net cash (used in) provided by operating activities	(861,824)	3,097,791
Cash Flows From Investing Activities:
Proceeds from the disposal of property and equipment	2,270	70,000
Purchase of property and equipment	(850,953)	(748,271)
Purchase of business, net of cash acquired	—	(1,277,194)
Net cash used in investing activities	(848,683)	(1,955,465)
Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	45,750	45,750
Proceeds from the exercise of warrants	500	—
Repayment of convertible notes	(14,439,000)	—
Repayment of note payable	(8,527)	—
Sale of stock in public offering	—	33,975,429
Offering expenses paid, including sales commissions	—	(4,651,073)
Repayment of promissory notes	—	(10,491,000)
Repayment of senior subordinated notes payable	—	(5,500,000)
Net cash (used in) provided by financing activities	(14,401,277)	13,379,106
Effect of exchange rate changes on cash	54,865	13,648
Net (decrease) increase in cash and cash equivalents	(16,056,919)	14,535,080
Cash and cash equivalents at beginning of period	18,828,989	3,909,849
Cash and cash equivalents at end of period	$2,772,070	$18,444,929
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$671,865	$1,577,697
Income taxes	$58,978	$55,143
Supplemental Disclosures of Non-Cash Investing Activities:
Increase in accrued liabilities due to investing activities	$166,893	$—
Reduction in purchase price of business acquired satisfied by the reduction of the principal balance of the $7.5 Million Note	$—	$232,000
Supplemental Disclosures of Non-Cash Financing Activities:
Leasehold improvements funded by landlord accounted for as deferred credit	$606,960	$—
Accounts payable and accrued liabilities relating to property and equipment	$566,237	$43,472
Issuance of note payable to fund leasehold improvements	$202,320	$—
Conversion of 4% Convertible Note into common stock, net	$—	$147,615
Increase in accounts payable relating to expenses of public offering	$—	$22,613

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Notes To Unaudited Condensed Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the related consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(b) Provision for Income Taxes

For the three and nine months ended September 30, 2006, the Company’s provision for income taxes on foreign operations was estimated at $4,000 and $70,000, respectively. For the three and nine months ended September 30, 2005, the Company’s provision for income taxes on foreign operations was approximately $45,000 and $57,000, respectively.

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company would not have needed a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS No. 142, the reversal may not occur during the carryforward period of the net operating losses because indefinite lived intangible assets and goodwill are not amortized for financial statement purposes. Accordingly, during the three and nine months ended September 30, 2005, the Company recorded deferred income tax expense with respect to these intangibles which were amortized for tax purposes but not for financial statement purposes. During the year ended December 31, 2005, the Company recorded a provision for impairment of $1,600,000 with respect to identifiable intangible assets with indefinite lives, and a provision for impairment of $502,000 with respect to identifiable intangible assets with definite lives which exceeded the amortization deductions available for tax purposes. Therefore, no deferred tax expense was required in the three and nine months ended September 30, 2006. The Company recorded a tax benefit with respect to the financial statement amortization of certain identifiable intangible assets in excess of amortization for tax purposes, reducing deferred income taxes payable in the three and nine months ended September 30, 2006. The Company recorded a deferred income tax (benefit) expense of approximately $(25,000) and $38,000 during the three months ended September 30, 2006 and 2005, respectively, and approximately $(76,000) and $113,000 for the nine months ended September 30, 2006 and 2005, respectively, which would not have been required prior to the adoption of SFAS No. 142.

(c) Seasonality

A substantial portion of the Company’s revenue is derived from the sale of custom orthotics. North American custom orthotic revenue has historically been significantly higher in the warmer months of the year, while custom orthotic revenue of the Company’s United Kingdom subsidiary has historically not evidenced any seasonality.

(d) Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of the grant, through December 31, 2005, no compensation cost was recognized in the consolidated statements of income. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. However, since all options outstanding as of December 31, 2005 were fully vested (except for 75,000 options which were forfeited in January 2006), there was no compensation expense recognized for those options in the consolidated statements of income for the three and nine month periods ended September 30, 2006. SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three and nine months ended September 30, 2006, this new treatment had no impact to the Company’s cash flows since the option exercises would have no tax benefit. The Company satisfies its stock-based compensation awards from reserves of authorized unissued shares and may satisfy such awards from treasury stock.

The Company maintained a stock option plan for employees, officers, directors, consultants and advisors of the Company covering 550,000 shares of common stock (the “1992 Plan”). Outstanding options granted under the 1992 Plan were exercisable for a period of ten years from the date of grant at an exercise price at least equal to 100 percent of the fair market value of the Company’s common stock at the date of grant and were granted pursuant to vesting schedules, pursuant to the approval of the Board of Directors. The expiration date of the 1992 Plan was July 26, 2002. At the Company’s July 17, 2001 annual meeting, the shareholders approved and adopted a new stock incentive plan for a maximum of 1,500,000 shares of common stock (the “2001 Plan”) with substantially the same terms as the 1992 Plan. At September 30, 2006, there were 559,752 options outstanding under the 2001 Plan. On June 23, 2005, the shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), pursuant to which a maximum 2,000,000 shares of common stock are reserved for issuance and available for awards. At September 30, 2006, there were 1,006,000 options outstanding under the 2005 Plan. Additionally, at such date, 250,000 non-plan options were outstanding.

The following is a summary of activity related to the Company’s qualified and non-qualified stock options:

	Number of shares	Exercise price range per share	Weighted average exercise price per share
Outstanding at December 31, 2005	1,910,128	$1.53 - 8.07	$5.30
Granted	237,500	3.50 - 4.96	4.30
Exercised	(128,750)	1.53	1.53
Cancelled, forfeited or surrendered	(203,126)	3.20 - 6.52	4.53
Outstanding at September 30, 2006	1,815,752	$1.53 - 8.07	$5.52

The following table summarizes information about options outstanding as of September 30, 2006:

Exercise Prices	Number outstanding	Weighted avg remaining contractual life (years)	Number exercisable
$1.53	160,000	4.38	160,000
$5.34	10,000	5.00	10,000
$8.07	13,500	5.55	13,500
$5.94	64,252	7.50	64,252
$6.28	20,000	7.75	20,000
$7.50	420,000	8.13	420,000
$6.52	362,000	8.73	362,000
$4.89	528,500	9.12	528,500
$4.96	100,000	9.33	—
$4.65	37,500	9.58	—
$3.50	100,000	9.92	—
	1,815,752		1,578,252
Aggregate intrinsic value	$417,400		$378,400

Under the 2001 Plan, at September 30, 2006, all 559,752 options were exercisable, and no shares were available for the grant of additional options. Under the 2005 Plan, at September 30, 2006, 768,500 options issued were exercisable, 237,500 options were unexercisable and 993,099 shares were available for options and other awards. Additionally, at September 30, 2006, there were 250,000 non-plan options which were outstanding and exercisable, which are included in the above tables. The options outstanding at September 30, 2006 had remaining lives ranging from approximately 0.2 years to 9.9 years, with a weighted average life of approximately 7.6 years.

Below is a table reflecting non-vested stock options:

	Number outstanding	Weighted average fair value at grant date
Non-vested options at December 31, 2005	75,000	$246,000
Options granted	237,500	720,000
Options cancelled or forfeited	(75,000)	(246,000)
Non-vested options at September 30, 2006	237,500	$720,000

The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. During the three months ended March 31, 2006, the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 78 months as provided under the shortcut method; stock volatility of 73.5% using historic volatility, risk free interest rate of 4.34%, and no dividends during the expected term. During the three months ended June 30, 2006, the Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 78 months as provided under the shortcut method; stock volatility of 73.4% using historic volatility, risk free interest rate of 5.04%, and no dividends during the expected term. During the three months ended September 30, 2006, the Company’s calculations were made by using the Black-Scholes option pricing model with the following assumptions: expected life 84 months as provided under the shortcut method, stock volatility of 72.7% using historic volatility, risk free interest rate of 4.73% and no dividends during the expected term. During the nine months ended September 30, 2006, the options granted had weighted fair values of $3.41 per share. During the nine months ended September 30, 2005, the Company granted 462,500 options, all at an exercise price of $6.52. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 60 months, stock volatility of 59.15% using historic volatility, risk free interest rate of 3.74%, and no dividends during the expected term. The Company’s calculations are on a multiple option valuation approach.

The following table illustrates the effect on net income per common share for the three and nine months ended September 30, 2005 as if the Company had consistently measured the compensation cost for the Company’s stock option programs under the fair value method adopted in fiscal 2006:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net income—as reported	$235,591	$423,063
Deduct: Total stock-based employee expense determined under fair value basis method for all awards, net of taxes	(121,566)	(516,705)
Pro—forma net income (loss)	$114,025	$(93,642)
Earnings (loss) per share:
Basic—as reported	$.02	$.07
Basic—pro forma	$.01	$(.01)
Diluted—as reported	$.02	$.06
Diluted—pro forma	$.01	$(.01)

In January 2006, the Company granted options to purchase 100,000 shares of common stock to an employee at an exercise price equal to the market value of the common stock on the date of grant. These options vest over three years and will expire ten years from the date of the grant. In accordance with SFAS 123(R), stock option compensation expense of approximately $346,000, as determined using the Black-Scholes option pricing model, will be charged over the vesting period. In May 2006, the Company granted options to purchase 37,500 shares of common stock to a new member of the Board of Directors at an exercise price equal to the market value of the common stock on the date of grant. These options vest over three years and will expire ten years from the date of the grant. In accordance with SFAS 123(R), stock option compensation expense of approximately $123,000, as determined using the Black-Scholes option pricing model, will be charged over the vesting period. In September 2006, the Company granted options to purchase 100,000 shares of common stock to an employee at an exercise price equal to the market value of the common stock on the date of grant. These options vest over four years and will expire ten years from the date of the grant. In accordance with SFAS 123(R), stock option compensation expense of approximately $251,000, as determined using the Black-Scholes option pricing model, will be charged over the vesting period. The Company recorded approximately $75,000 and $176,000 as stock option compensation expense which was included in general and administrative expenses for the three and nine month periods ended September 30, 2006, respectively.

The Company increased its deferred tax asset and its valuation allowance with respect to such assets in the same amount, and thus no tax benefit was realized in the three and nine months ended September 30, 2006. The Company has classified stock option grants into classes and has determined forfeiture rates for each class based upon historic experience. During the nine months ended September 30, 2006, the Company reduced stock option compensation expense by $13,000 based upon its estimate of forfeitures, all of which were recorded in the quarter ended September 30, 2006.

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

On July 13, 2006, the FASB issued FASB Interpretation (“Interpretation”) No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006 and applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” The Company intends to adopt Interpretation No. 48 for its fiscal year ending December 31, 2007, and will adopt Interpretation No. 48 by adjusting its tax liabilities and retained earnings for the cumulative effect of adjusting its tax benefits for uncertain tax positions, if any. The Company is still evaluating Interpretation No. 48 and its impact on the Company’s consolidated financial statements.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company is evaluating SFAS No. 157 and its impact on the Company’s consolidated financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 changes the requirements for accounting for defined benefit pension and other postretirement plans, including requiring companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. SFAS No. 158 also requires that companies measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating SFAS No. 158 and its impact on the Company’s consolidated financial statements.

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

The Silipos purchase agreement provided that if the Company acquired Poly-Gel prior to March 31, 2006, for less than $4,500,000, and liabilities and damages relating to claims brought by Poly-Gel arising out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulation) of Poly-Gel, as well as any other alleged violations of the supply agreement (the “Potential Poly-Gel Claims”), do not exceed $2,000,000, the Company was obligated, pursuant to the terms of the Silipos purchase agreement, to pay SSL an additional amount of $4,500,000 less the purchase price paid for Poly-Gel, which could have resulted in a payment to SSL of up to $4,500,000 million. The Company did not acquire Poly-Gel prior to March 31, 2006, or otherwise.

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

In June 2005, the Company reached an agreement with SSL to repay the $7.5 Million Note and the $3.0 Million Note and to settle the $1.0 million obligation under the Silipos stock purchase agreement, described above. In consideration for making these payments, SSL provided the Company with a $100,000 discount with respect to the $7.5 Million Note and $100,000 discount with respect to the $1.0 million payment, discussed above. The payments were made on July 15, 2005. The Company recorded the net $900,000 obligation under the Silipos stock purchase agreement as contingent consideration at June 30, 2005, under SFAS No. 141, “Business Combinations,” as additional goodwill and will record any amount due as payment for costs incurred by SSL up to $500,000, in the consolidated statement of operations when incurred. Additionally, the Company recorded approximately $292,000 as transaction expenses associated with a possible acquisition of Poly-Gel that was abandoned, which was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2004. Allocation of Silipos’ purchase price among the assets acquired and liabilities assumed is based on the Company’s evaluation of the fair value of the assets and liabilities of Silipos.

The following table sets forth the components of the purchase price:

Total cash consideration	$5,000,000
Promissory notes issued	10,268,000	(1)
Transaction costs paid	1,986,005	(2)
Total purchase price	$17,254,005
________________________
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

(b) Identifiable Intangible Assets

Identifiable intangible assets at September 30, 2006 consisted of:

Assets	Estimated Useful Life from Acquisition Date unless noted (years)	Original Cost	Accumulated Amortization	Allowance for Impairment	Net Carrying Value
Trade names— Benefoot (3)	Indefinite (1)	$ 1,600,000	$ —	$1,600,000	$ —
Non-competition agreements—Benefoot/Bi-Op	4 (1) (2)	630,000	330,440	58,000	241,560
License agreements and related technology—Benefoot	5 to 8 (1) (2)	1,600,000	618,733	444,000	537,267
Repeat customer base— Bi-Op (3)	7 (2)	500,000	122,222	—	377,778
Trade names—Silipos	Indefinite	2,688,000	—	—	2,688,000
Repeat customer base—Silipos	7	1,680,000	480,000	—	1,200,000
License agreements and related technology—Silipos	9.5	1,364,000	287,158	—	1,076,842
		$10,062,000	$1,838,553	$2,102,000	$6,121,447

Identifiable intangible assets at December 31, 2005 consisted of:

Assets	Estimated Useful Life from Acquisition Date unless noted (years)	Original Cost	Accumulated Amortization	Allowance for Impairment	Net Carrying Value
Trade names—Benefoot (3)	Indefinite (1)	$1,600,000	$—	$1,600,000	$—
Non-competition agreements—Benefoot/Bi-Op	4 (1) (2)	630,000	270,051	58,000	301,949
License agreements and related technology—Benefoot	5 to 8 (1) (2)	1,600,000	531,460	444,000	624,540
Repeat customer base— Bi-Op (3)	7(2)	500,000	75,000	—	425,000
Trade names—Silipos	Indefinite	2,688,000	—	—	2,688,000
Repeat customer base—Silipos	7	1,680,000	300,000	—	1,380,000
License agreements and related technology—Silipos	9.5	1,364,000	179,474	—	1,184,526
		$10,062,000	$1,355,985	$2,102,000	$6,604,015

____________________
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

(2) Based upon the analysis described in Note 1 above, it was determined at December 31, 2005 that the estimated useful lives of certain of the identifiable intangible assets with definite lives needed to be reduced, and the Company prospectively reduced the estimated useful lives of the following identifiable intangible assets: Non-competition agreements—Benefoot/Bi-Op, from 7-8 years to 4 years; License agreements and related technology—Benefoot, from 11 years to 5-8 years; and Repeat customer base—Bi-Op, from 20 years to 7 years.

(3) As defined in Item 2, “Overview.”

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended September 30, 2006 and 2005 was $160,857 and $159,222, respectively, and for the nine month periods then ended, was $482,568 and $477,666, respectively. As of December 31, 2005, the estimated future amortization expense was approximately $643,000 per annum for 2006 - 2008, and $623,000 for 2009, approximately $540,000 for 2010 and approximately $823,000 thereafter. The effect of the change in estimated useful lives for certain of the identifiable intangible assets is to increase amortization by approximately $84,000 per year in 2006 to 2008 and approximately $74,000 in 2009, and to reduce amortization by approximately $4,000 in 2010, approximately $23,000 in 2011, approximately $39,000 in 2012, approximately $35,000 in 2013 and approximately $25,000 per year in 2014 to 2022, compared to the original amortization schedules.

(c) Goodwill

Changes in goodwill for the nine months ended September 30, 2006 and for the year ended December 31, 2005 are as follows:

	Orthopedics	Skincare	Total
Balance, January 1, 2005	$10,734,851	$2,586,300	$13,321,151
Purchase price adjustments related to Silipos	558,643	239,419	798,062
Balance, December 31, 2005	11,293,494	2,825,719	14,119,213
Activity	—	—	—
Balance, September 30, 2006	$11,293,494	$2,825,719	$14,119,213

NOTE 3 — INVENTORIES, NET

	September 30, 2006	December 31, 2005
Raw materials	$2,463,443	$2,335,280
Work-in-process	378,458	265,204
Finished goods	1,964,900	2,086,783
	4,806,801	4,687,267
Less: Allowance for excess and obsolescence	697,020	564,269
	$4,109,781	$4,122,998

NOTE 4—LONG-TERM DEBT, INCLUDING CURRENT INSTALLMENTS

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the “Convertible Notes”), in a private placement. On June 20, 2005, $150,000 of the Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest is payable semi-annually on the last day of June and December. Interest expense on the Convertible Notes for the nine months ended September 30, 2006 and 2005 was $385,040 and $435,987, respectively and $96,260 and $144,390, respectively, for the three months then ended. Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder, whose sole manager and voting member is Warren B. Kanders, the Company’s Chairman of the Board of Directors since November 12, 2004, held $2,500,000 principal amount of these Convertible Notes. The Convertible Notes were convertible into shares of the Company’s common stock at a conversion price of $6.00 per share (equal to the market value of the Company’s stock on October 31, 2001). The Convertible Notes, plus accrued interest, were paid in full on August 31, 2006.

The Company received net proceeds of $13,668,067 from the offering of the Convertible Notes. The cost of raising these proceeds was $920,933, which was amortized through August 31, 2006 when the Convertible Notes were repaid in full. The amortization of these costs for the three months ended September 30, 2006 and 2005 were $31,963 and $47,945, respectively, and for the nine months then ended were $127,853 and $144,770, respectively, and were included in interest expense in the related consolidated statements of operations.

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

(ii) $7,500,000 principal amount of 5.5% secured promissory note due March 31, 2006 (the “$7.5 Million Note”) to SSL; and

(iii) $3,000,000 principal amount of 5.5% promissory note due December 31, 2009 (the “$3.0 Million Note”) to SSL.

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners held $750,000 principal amount of these Subordinated Notes. As part of such issuance, the Company also issued warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which are exercisable until September 30, 2009. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as additional interest expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third-party for placing the Subordinated Notes, which warrants have a fair value of $75,800 using the Black-Scholes pricing model and the same assumptions used to value the other warrants. The Company recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fees for the nine months ended September 30, 2005, which was included in interest expense on the applicable consolidated statement of operations all of which was recognized in the six months ended June 30, 2005. There were no such amounts in the current year’s three and nine month periods. The Company repaid the Subordinated Notes, plus accrued interest of $175,389, all of which was incurred in the 2005 period, and which totaled $5,675,389 on June 15, 2005, with a portion of the net proceeds from its public offering of common stock. Accordingly, as of June 30, 2005, the Company wrote off the unamortized balance of $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fees of $57,973, all of which was included as interest expense on the unaudited condensed consolidated statement of operations for the nine month period ended September 30, 2005.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and was subject to increase pursuant to the obligation under the $7.5 Million Note, as amended, to make a cash payment of $500,000, or increase the principal balance of the $7.5 Million Note by $1 million if it was not repaid by May 31, 2005 (“Protection Payment”). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005. The Company recorded the $7.5 Million Note and the $3.0 Million Note at their face value, which represented the fair value of the notes on their date of issuance (September 30, 2004). The Company adjusted the carrying value of the $7.5 Million Note and the $3.0 Million Note to $7.986 million and $2.737 million, respectively, at December 31, 2004, and further adjusted the carrying value of the notes as of January 1, 2005 to $7.723 million and $3.0 million, respectively, upon the Company’s determination to follow Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt,” with respect to the $7.5 Million Note. On March 31, 2005, the Company entered into a settlement agreement (the “Settlement Agreement”) and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006, to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect the Company’s election on March 15, 2005, in accordance with its terms, to increase the principal amount effective April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note was $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties amended and restated the $3.0 Million Note, which was originally due on December 31, 2009, to provide that the $3.0 Million Note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note were repaid in full on or before March 31, 2006. Both notes were repaid in full on July 15, 2005. The Company determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” in that there is no provision for net settlement. The Company followed the guidance of EITF No. 86-15, which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, the Company recorded additional interest expense of approximately $677,000 (in excess of the initial coupon rate of 5.5%, 7.5% after April 1, 2005) as increases to the carrying value of the $7.5 Million Note for the nine month period ended September 30, 2005 all of which was recorded in the six months ended June 30, 2005.

Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid prior to March 31, 2006. The Company determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid in full by March 31, 2006, represented a call option (“Refund Provision”) that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund the Company is entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise. The Company concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment. After reaching this determination, the Company followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation. Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimis and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third-party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset (call option) and a non-cash gain on the change in the fair value of the call option for the three month period ending June 30, 2005. In making this determination, consideration was given primarily to the fact that the Company had completed its underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the $7.5 Million Note and the $3.0 Million Note, plus interest, before their contractual due dates. SSL provided a discount of $100,000 for the early payment and the Company realized $500,000 with respect to the Refund Provision upon the repayment of the $7.5 Million Note and the $3.0 Million Note in July 2005, which was recorded as a reduction in interest expense upon realization in the three months ended September 30, 2005, which was offset by the reversal of the non-cash gain on the change in the fair value of the call option (Refund Provision) recorded as of June 30, 2005.

The Company incurred interest expense of approximately $959,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5% after April 1, 2005)) and approximately $89,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, for the nine months ended September 30, 2005, of which approximately $24,000 and approximately $7,000 were recorded in the three months ended September 30, 2005.

In June 2005, the Company reached a further settlement with SSL to repay the acquisition indebtedness incurred and certain other obligations due under the Silipos stock purchase agreement. Additionally, the Company agreed to satisfy its obligations under the Silipos stock purchase agreement to pay SSL Holdings, Inc. $1.0 million by March 31, 2006 if the Company did not acquire Poly-Gel by such date. In consideration of the Company’s earlier than scheduled repayment of the $7.5 Million Note, the $3.0 Million Note, and the $1.0 million payment, SSL provided the Company with a $100,000 discount with respect to the $7.5 Million Note (which is included in the interest expense with respect to the $7.5 Million Note, described above) and a $100,000 discount with respect to the $1.0 million payment. The agreement was consummated and payment was made on July 15, 2005.

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”). The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest totalling $4,006, commencing August 2006. The Note is secured by a $202,320 increase to an unsecured letter of credit originally provided to the landlord at lease commencement. The amount of the revised unsecured letter of credit is $570,992. The current portion of the Note, $32,572, is included in other current liabilities, including current installments of note payable, and the non-current portion of the Note of $161,221 is stated separately as note payable, on the September 30, 2006 balance sheet.

NOTE 5 — SEGMENT INFORMATION

The Company operates in two segments, orthopedics and skincare. Intersegment net sales are recorded at cost. Segment information for the three and nine month periods ended September 30, 2006 and 2005 is summarized as follows:

Three months ended September 30, 2006	Orthopedic	Skincare	Total
Net sales	$8,086,567	$978,749	$9,065,316
Gross profit	3,151,323	547,718	3,699,041
Operating (loss) income	(624,852)	113,151	(511,701)
Total Assets	33,321,798	8,873,210	42,195,008

Three months ended September 30, 2005	Orthopedic	Skincare	Total
Net sales	$9,384,047	$1,146,559	$10,530,606
Gross profit	4,084,806	688,084	4,772,890
Operating income	254,773	237,820	492,593
Total Assets	52,009,806	8,550,295	60,560,101

Nine months ended September 30, 2006	Orthopedic	Skincare	Total
Net sales	$24,370,885	$2,232,996	$26,603,881
Gross profit	9,258,521	1,222,689	10,481,210
Operating (loss) income	(2,384,054)	171,013	(2,213,041)
Total Assets	33,321,798	8,873,210	42,195,008

Nine months ended September 30, 2005	Orthopedic	Skincare	Total
Net sales	$27,765,088	$3,214,455	$30,979,543
Gross profit	12,367,507	1,866,499	14,234,006
Operating income	459,142	453,908	913,050
Total Assets	52,009,806	8,550,295	60,560,101

Geographical segment information is summarized as follows:

Three months ended September 30, 2006	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$7,405,610	$663,127	$996,579	$9,065,316
Intersegment net sales	182,426	—	—	182,426
Gross profit	2,974,963	273,254	450,824	3,699,041
Operating loss	(395,933)	(44,310)	(71,458)	(511,701)
Total Assets	38,117,930	2,023,851	2,053,227	42,195,008

Three months ended September 30, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$8,899,043	$575,051	$1,056,512	$10,530,606
Intersegment net sales	252,667	—	—	252,667
Gross profit	4,091,669	252,033	429,188	4,772,890
Operating income (loss)	501,989	62,414	(71,810)	492,593
Total Assets	56,204,079	1,824,541	2,531,481	60,560,101

Nine months ended September 30, 2006	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$21,619,112	$2,076,566	$2,908,203	$26,603,881
Intersegment net sales	646,965	—	—	646,965
Gross profit	8,328,747	948,076	1,204,387	10,481,210
Operating (loss) income	(2,005,838)	22,424	(229,627)	(2,213,041)
Total Assets	38,117,930	2,023,851	2,053,227	42,195,008

Nine months ended September 30, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$26,058,750	$1,731,760	$3,189,033	$30,979,543
Intersegment net sales	659,211	—	—	659,211
Gross profit	11,972,123	820,039	1,441,844	14,234,006
Operating income	648,533	141,665	122,852	913,050
Total Assets	56,204,079	1,824,541	2,531,481	60,560,101

NOTE 6 — COMPREHENSIVE (LOSS) INCOME

The Company’s comprehensive (loss) income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(553,229)	$235,591	$(2,460,908)	$423,063
Other comprehensive income (loss) net of tax:
Change in equity resulting from translation of financial statements into U.S. dollars	64,790	120,364	204,353	70,718
Comprehensive (loss) income	$(488,439)	$355,955	$(2,256,555)	$493,781

NOTE 7 — INCOME (LOSS) PER SHARE

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted (loss) income per share computations for the three months ended September 30, 2006 and 2005 exclude approximately 1,815,752 and 941,500 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The diluted (loss) income per share computations for the nine months ended September 30, 2006 and 2005 exclude approximately 1,815,752 and 448,500 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The diluted loss per share for the three and nine months ended September 30, 2006 also excludes 70,000 warrants because the effect of including them would be anti-dilutive. The impact of the Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the three and nine month periods ended September 30, 2005. The diluted weighted average shares would have increased by an additional 2,406,500 for each of the three and nine month periods ended September 30, 2005, to reflect the conversion of the Convertible Notes. The Convertible Notes were repaid on August 31, 2006.

The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Three months ended September 30,
	2006			2005
	(Loss)	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
(Loss) income available to common stockholders	$(553,229)	9,960,009	$(.06)	$235,591	9,621,293	$.02

Effect of Dilutive Securities:
Stock options and warrants	—	—	—	—	458,976	—
Stock awards	—	—	—	—	73,333	—

Diluted EPS:
(Loss) income available to common stockholders plus assumed exercise of stock options, warrants and stock awards	$(553,229)	9,960,009	$(.06)	$235,591	10,153,602	$.02

	Nine months ended September 30,
	2006			2005
	(Loss)	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
(Loss) income available to common stockholders	$(2,460,908)	9,948,101	$(.25)	$423,063	6,444,736	$.07
Effect of Dilutive Securities:
Stock options and warrants	—	—	—	—	491,125	(.01)
Stock awards	—	—	—	—	51,111	—

Diluted EPS:
(Loss) income available to common stockholders plus assumed exercise of stock options, warrants and stock awards	$(2,460,908)	9,948,101	$(.25)	$423,063	6,986,972	$.06

NOTE 8 — RELATED PARTY TRANSACTIONS

Consulting Agreement with Kanders & Company, Inc. On November 12, 2004, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide the Company with strategic consulting and corporate development services for a term of three years. Kanders & Company will receive, pursuant to the Consulting Agreement, an annual fee of $200,000 and may receive separate compensation for assistance, at the Company’s request, with certain transactions or other matters to be determined by the board from time to time. Additionally, through the Consulting Agreement, Kanders & Company was granted options to purchase 240,000 shares of the Company’s common stock at an exercise price of $7.50 per share (the market price of the stock on the date of the grant), vesting in three equal annual installments beginning on November 12, 2005. The Company accounted for 15,000 of such options as compensation for duties performed by Mr. Kanders in his capacity as Chairman of the Board under APB No. 25, and accounted for 225,000 of such options as being granted pursuant to the Consulting Agreement and accounted for in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” The Company recorded non-cash stock option compensation expense of approximately $35,000 and $350,000 for the three and nine months ended September 30, 2005, respectively. The Company has also agreed to provide Kanders & Company with indemnification protection, which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error, or misstatement by Kanders & Company alleged by any claimant. The Consulting Agreement replaced a previous agreement for similar consulting services, pursuant to which Kanders & Company received an annual fee of $100,000, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.525 per share, and the indemnification protection described above. The Company paid $50,000 and $150,000, respectively, during each of the three and nine month periods ended September 30, 2006 and 2005 pursuant to the Consulting Agreement.

On November 12, 2004, the Board of Directors approved a grant of 100,000 shares of restricted stock to Kanders & Company, subject to certain performance conditions, provided Mr. Kanders has not resigned as Chairman of the Board, all of which were originally scheduled to vest on November 12, 2007, and which accelerate upon the death of Mr. Kanders, or the change of control of the Company. In accordance with EITF No. 96-18, the Company recorded $136,000 as compensation expense in the three months ended June 30, 2005. On December 20, 2005, the Company accelerated the vesting of the stock award, subject to lock-up, confidentiality and non-competition agreements.

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

Other related party transactions. The Company has obtained certain technology related products and services from a company owned by the brother-in-law of Andrew Meyers, who was, until December 31, 2005, the Company’s President and Chief Executive Officer and who was a director of the Company until March 24, 2006. The Company paid or accrued approximately $17,000 and approximately $0 in the three months ended September 30, 2006 and 2005, respectively, and approximately $84,000 and approximately $11,000 in the nine months ended September 30, 2006 and 2005, respectively, for such products and services.

NOTE 9 — PENSION

	Pension Benefits
Three months ended September 30:	2006	2005
Interest cost	$9,325	$8,979
Expected return on plan assets	(13,273)	(11,697)
Amortization of transition obligations	1,947	1,947
Recognized actuarial loss	4,932	4,766
Net periodic benefit cost	$2,931	$3,995

	Pension Benefits
Nine months ended September 30:	2006	2005
Interest cost	$28,002	$26,962
Expected return on plan assets	(39,774)	(35,130)
Amortization of transition obligations	5,843	5,843
Recognized actuarial loss	14,796	14,298
Net periodic benefit cost	$8,867	$11,973

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expected to contribute approximately $67,000 to its pension plan in 2006. The contribution was made in September 2006.

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

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as two of the 16 respondents. The arbitration has been dismissed against the Company, but remains pending against Silipos. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.) The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed. The demand for arbitration seeks an award of $400,000 and reserves the right to seek a higher award after completion of discovery. The Company and Silipos intend to vigorously defend the claim.

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

Note 11—Subsequent Events

On November 14, 2006, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with each of Peter A. Asch, Richard D. Asch, A. Lawrence Litke, and Joseph M. Candido (collectively, the “Sellers”), to acquire all of the capital stock of Twincraft, Inc. (“Twincraft”). The aggregate purchase price for the transaction is $26,650,000, of which $22,652,500 is payable in cash and the balance of $3,997,500 is payable through the issuance by the Company to the Sellers of newly issued shares of the Company’s common stock having an agreed upon value of $4 per share (“Consideration Shares”). The purchase price will be subject to adjustment based on the operating performance of Twincraft for the year ended December 31, 2006 and based on Twincraft’s working capital at closing. Any such adjustment based upon operating performance will be made through the delivery or return of cash and Consideration Shares in an 85% to 15% proportion, respectively, and any adjustment on account of working capital will be made with cash.

Pursuant to the terms of the Purchase Agreement, the Sellers will be entitled to receive additional contingent consideration from the Company, payable in cash or in shares (“Earnout Shares”) of the Company’s common stock under certain circumstances, based upon the growth of Twincraft’s financial performance in fiscal years 2007 and 2008.

The closing of the Company’s acquisition of Twincraft is expected to occur in the first quarter of 2007. The Company intends to put in place senior debt financing and seek additional junior debt and/or equity financing to fund the cash portion of the purchase price. In addition, the closing is contingent on the Company entering into employment or consulting agreements with the Sellers, entering into amended lease and sublease agreements with respect to Twincraft’s manufacturing facilities in Vermont, the Sellers delivering lock-up agreements with respect to the Consideration Shares, and certain other customary conditions. The Purchase Agreement also includes representations, covenants, seller non-competition arrangements, indemnification obligations and other customary provisions for transactions of this nature. Additionally, the Purchase Agreement provides for $2,500,000 of the purchase price to be held in escrow to secure payment of any indemnification claims the Company may have after closing as well as to secure payment of any purchase price adjustments and/or working capital adjustments based on the final post-closing audit of Twincraft, and released incrementally during the 18 month period following closing. When issued, the Consideration Shares and Earnout Shares will be subject to a registration rights agreement requiring registration of the Consideration Shares and Earnout Shares and also containing customary “demand” and “piggyback” registration rights.

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

For the nine months ended September 30, 2006 and 2005, we derived approximately 89% and approximately 90%, respectively, of our revenue from North America, and approximately 11% and approximately 10%, respectively, of our revenue from outside North America. Of our revenue derived from North America for the nine months ended September 30, 2006 and 2005, approximately 91% and approximately 94%, respectively, was generated in the United States and approximately 9% and approximately 6%, respectively, was generated from Canada.

For each of the three months ended September 30, 2006 and 2005, we derived approximately 89% of our revenue from North America, and approximately 11% of our revenue from outside North America. Of our revenue derived from North America for the three months ended September 30, 2006 and 2005, approximately 92% and approximately 93%, respectively, was generated in the United States and approximately 8% and approximately 7%, respectively, was generated from Canada.

We are reporting custom orthotics and distributed products as a single segment called orthopedics, and are reporting a second segment called skincare. The orthopedics segment also includes orthopedic products of Silipos.

For the nine months ended September 30, 2006 and 2005, we derived approximately 92% and approximately 90% of our revenues, respectively, from our orthopedic segment and approximately 8% and approximately 10%, respectively, from our skincare segment.

For each of the three months ended September 30, 2006 and 2005, we derived approximately 89% of our revenues from our orthopedic segment and approximately 11% from our skincare segment.

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

Warranty Reserve. Warranty reserves represent our estimate of future costs associated with our warranty of fabricated products and are based upon historical experience. The warranty reserve at December 31, 2005 was $70,000. During the nine months ended September 30, 2006, we added approximately $122,000 to the reserve and charged approximately $122,000 against the reserve to complete warranty repairs. The warranty reserve at September 30, 2006 was $70,000. If future costs incurred were to differ from our estimates, we may need to increase or decrease our reserve.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts has decreased on a percentage basis from 7.6% of accounts receivable at December 31, 2005 to 7.0% of accounts receivable at September 30, 2006. Management believes that the overall allowance, as a percentage of accounts receivable at September 30, 2006, is appropriate based upon the consolidated collection and write-off history, as well as the age of the consolidated accounts receivable. At December 31, 2005, the allowance for doubtful accounts was approximately $430,000. During the nine months ended September 30, 2006, we added approximately $83,000 to the allowance and collected or wrote off approximately $107,000 of uncollectible receivables against the allowance. At September 30, 2006, the allowance for doubtful accounts was approximately $406,000. If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.

Other Allowances. The sales returns and allowances at both September 30, 2006 and December 31, 2005 were approximately $68,000. If actual sales returns and allowances were to differ from our estimates, we may need to increase or decrease our sales return and allowance.

Inventory Reserve. At December 31, 2005, the inventory reserve for excess or obsolete inventory was approximately $564,000. During the nine months ended September 30, 2006, we provided an additional reserve of approximately $182,000 and wrote off approximately $49,000 of excess or obsolete inventory. The reserve for obsolete inventory was approximately $697,000 at September 30, 2006. If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory. Inventory write-downs represent the estimated loss of value of certain slow-moving inventory or inventory that has been damaged or spoiled. Inventory usage is analyzed using turnover analysis, and an allowance for obsolescence is provided when inventory quantity exceeds its normal cycle. The percentage of allowance is based upon actual usage and historical data. Most of these reserves are associated with raw materials used in the fabrication process and either represent items no longer utilized in the process or significant excess inventory. Inventory for which a reserve has been provided was approximately $1,357,000 and approximately $1,175,000, on an original cost basis, at September 30, 2006 and December 31, 2005, respectively. Certain of the raw material inventory for which a reserve was provided have subsequently been used in fabrication, with the related reserve being reversed. However, we re-evaluate the reserve as of the end of each reporting period based upon the age of the existing inventory and the usage analysis.

Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (48.0% at September 30, 2006 and 36.2% at December 31, 2005) of our total assets. Goodwill and identifiable intangible assets, net, at September 30, 2006 and December 31, 2005 were approximately $20,241,000 and approximately $20,723,000, respectively.

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

Nine months ended September 30, 2006 and 2005

Net loss for the nine months ended September 30, 2006 was approximately $(2,461,000) or $(.25) per share on a fully diluted basis, compared to net income for the nine months ended September 30, 2005 of approximately $423,000, or $.06 per share on a fully diluted basis, a change of approximately $2,884,000. The principal reasons for the decrease in net income were: (i) the decrease in net sales of approximately $4,376,000, or 14.1%, which resulted in a decrease in gross profit of approximately $3,753,000, or 26.4%; and (ii) that the operating results for the nine months ended September 30, 2005 included a non-recurring non-cash gain recorded on the expiration of the Put Option (as in hereafter defined) of $1,750,000. There was no such amount in the current year period. The Put Option was contained in the supply agreement between Silipos and Poly-Gel, L.L.C (“Poly-Gel”) dated August 20, 1999, which we assumed in connection with the Silipos acquisition. The supply agreement provided that Poly-Gel had the option (the “Put Option”) to cause Silipos to purchase the assets or shares of Poly-Gel at a purchase price, payable in cash, of 1.5 times Poly-Gel’s revenues over the 12 month period prior to the exercise of the Put Option. At September 30, 2004, the fair value of the Put Option was approximately $2,355,000. At December 31, 2004, the fair value of the Put Option was approximately $1,750,000. The Put Option expired unexercised on February 16, 2005 in accordance with its terms. In late 2004, we engaged in discussions with Poly-Gel regarding our possible acquisition of Poly-Gel. However, these discussions were terminated and we do not currently expect to acquire Poly-Gel. We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004, as a gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004, and as described above, we recorded the expiration of the Put Option as an additional gain of $1,750,000 during the three months ended March 31, 2005. These reductions in net income in the comparable periods were partially offset by a reduction in interest expense in the 2006 period, compared to the 2005 period of approximately $1,596,000 due primarily to the interest expense incurred in 2005 with respect to debt issued in connection with the Silipos acquisition of approximately $1,472,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing-rate debt and Protection Payment (as described below) in the $7.5 million secured promissory note due March 31, 2006 issued to SSL (the “$7.5 Million Note’’), and net of the realization of the call option of $500,000) and the write-off of the unamortized debt discount of $572,000 in connection with the repayment of the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “Subordinated Notes”), and approximately $58,000 as the write-off of the related debt placement fees (both of which were included in interest expense in the unaudited condensed consolidated statements of operations). Additionally, selling expenses and general and administrative expenses decreased by approximately $612,000 and approximately $79,000, respectively, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, as we continued to rationalize selling expenses and instituted cost containment measures for general and administrative expenses. These decreases were partially offset by an increase in research and development expenses of approximately $64,000 in the nine months ended September 30, 2006, compared to the corresponding prior year period, which was primarily attributable to the costs associated with the development of alternative gel formulations.

We are reporting custom orthotics and distributed products as a single segment called orthopedics, and are reporting a second segment called skincare. The orthopedics segment also includes orthopedic products of Silipos.

Net sales for the nine months ended September 30, 2006 were approximately $26,604,000, compared to approximately $30,980,000 for the nine months ended September 30, 2005, a decrease of approximately $4,376,000, or 14.1%. The reasons for the decrease were the decrease in Silipos’ net sales of approximately $3,148,000, or 23.1%, from approximately $13,642,000 for the nine months ended September 30, 2005, to approximately $10,494,000 for the nine months ended September 30, 2006, and a decline in net sales in our historic business of approximately $1,228,000, or 7.1%, from approximately $17,338,000 for the nine months ended September 30, 2005, to approximately $16,110,000 for the nine months ended September 30, 2006. The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $24,371,000 in the nine months ended September 30, 2006, compared to approximately $27,765,000 in the nine months ended September 30, 2005, a decrease of approximately $3,394,000, or 12.2%. This decrease was due to the net sales decrease of approximately $2,166,000 from the orthopedic segment of Silipos, and a reduction in net sales in our historic business of approximately $1,228,000, discussed in more detail below.

Within the orthopedic segment, net sales of custom orthotics for the nine months ended September 30, 2006 were approximately $12,410,000, compared to approximately $13,298,000 for the nine months ended September 30, 2005, a decrease of approximately $888,000, or 6.7%. Approximately $681,000 of such reduction in sales is the result of the loss of certain of Canadian customers, attributable primarily to the termination of our relationship with our Canadian sales representative in March 2005.

Also within the orthopedic segment, net sales of distributed products for the nine months ended September 30, 2006 were approximately $3,700,000, compared to approximately $4,040,000 for the nine months ended September 30, 2005, a decrease of approximately $340,000, or 8.4%. This decrease was primarily attributable to a decrease in the sales of our therapeutic footwear program of approximately $319,000. Additionally, net sales of other distributed products decreased by approximately $80,000 in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. These decreases were partially offset by an increase in the sales of PPT®, a proprietary product, of approximately $59,000.

Net sales of Silipos branded orthopedic products were approximately $8,261,000 in the nine months ended September 30, 2006, compared to approximately $10,427,000 in the nine months ended September 30, 2005, a decrease of approximately $2,166,000 which was attributable to the loss of several customers in the three months ended March 31, 2006, but was partially offset by new business generated in the six months ended September 30, 2006.

We generated net sales of approximately $2,233,000 in our skincare segment in the nine months ended September 30, 2006, compared to approximately $3,215,000 in the nine months ended September 30, 2005 a decrease of approximately $982,000. Net sales in the skincare segment represented 21.3% of Silipos’ net sales for the nine months ended September 30, 2006, compared to 23.6% for the nine months ended September 30, 2005, and represented 8.4% of total net sales for the nine months ended September 30, 2006, compared to 10.4% of total net sales for the nine months ended September 30, 2005. The reason for the decrease in net sales in the skincare segment is the loss of certain customers and high inventory levels of customers reducing their re-order requirements.

Cost of sales, on a consolidated basis, decreased approximately $623,000, or 3.7%, to approximately $16,123,000 for the nine months ended September 30, 2006, compared to approximately $16,746,000 for the nine months ended September 30, 2005. Cost of sales did not decline as much as net sales because manufacturing overhead, which is primarily comprised of fixed expenses, and direct labor, which was fairly consistent with the comparable year period, more than offset the reduction in materials costs (variable) in the 2006 period compared to the 2005 period.

Cost of sales in the orthopedic segment were approximately $15,113,000, or 62.0% of orthopedic net sales in the nine months ended September 30, 2006, compared to approximately $15,398,000, or 55.5% of orthopedic net sales in the nine months ended September 30, 2005. The reason for the decrease in the cost of sales, both on an absolute and percentage basis, is discussed above.

Costs of sales for custom orthotics were approximately $9,490,000, or 76.5% of net sales of custom orthotics for the nine months ended September 30, 2006, compared to approximately $9,277,000, or 69.8% of net sales of custom orthotics for the nine months ended September 30, 2005. Cost of sales of historic distributed products were approximately $2,372,000, or 64.1% of net sales of distributed products in the historic business for the nine months ended September 30, 2006, compared to approximately $2,395,000, or 59.3% of net sales of distributed products in the historic business for the nine months ended September 30, 2005.

Cost of sales for Silipos’ branded orthopedic products were approximately $3,251,000, or 39.4% of net sales of Silipos’ branded orthopedic products of approximately $8,261,000 in the nine months ended September 30, 2006, compared to approximately $3,726,000, or 35.7% of net sales of Silipos’ branded orthopedic products of approximately $10,427,000 in the nine months ended September 30, 2005.

Cost of sales for skincare products were approximately $1,010,000, or 45.2% of net sales of skincare products of approximately $2,233,000 in the nine months ended September 30, 2006, compared to approximately $1,348,000, or 41.9% of net sales of skincare products of approximately $3,215,000 in the nine months ended September 30, 2005.

Consolidated gross profit decreased approximately $3,753,000, or 26.4%, to approximately $10,481,000 for the nine months ended September 30, 2006, compared to approximately $14,234,000 in the nine months ended September 30, 2005. Consolidated gross profit as a percentage of net sales for the nine months ended September 30, 2006 was 39.4%, compared to 45.9% for the nine months ended September 30, 2005. The principal reason for the decrease in consolidated gross profit was the gross profit decrease at Silipos of approximately $2,335,000. Silipos’ blended gross profit (including both orthopedic and skincare) as a percentage of its net sales for the nine months ended September 30, 2006 was 59.4%, compared to 62.8% for the nine months ended September 30, 2005. Excluding Silipos, our gross profit in our historic business decreased by approximately $1,418,000, or 5.3% as a percentage of net sales, to approximately $4,248,000 for the nine months ended September 30, 2006, compared to a gross profit in our historic business of approximately $5,666,000 for the nine months ended September 30, 2005, which was attributable to the allocation of fixed costs over a smaller amount of net sales. The reduction in Silipos’ gross profit can also be attributed to fixed cost components of cost of sales.

Gross profit for the orthopedic segment was approximately $9,258,000, or 38.0% of net sales of the orthopedic segment in the nine months ended September 30, 2006, compared to approximately $12,367,000, or 44.5% of net sales of the orthopedic segment in the nine months ended September 30, 2005.

Gross profit for custom orthotics was approximately $2,920,000, or 23.5% of net sales of custom orthotics for the nine months ended September 30, 2006, compared to approximately $4,021,000, or 30.2% of net sales of custom orthotics for the nine months ended September 30, 2005. Gross profit for our historic distributed products was approximately $1,328,000, or 35.9% of net sales of distributed products in the historic business for the nine months ended September 30, 2006, compared to approximately $1,645,000, or 40.7% of net sales of distributed products in the historic business for the nine months ended September 30, 2005. The decrease in gross profit in custom orthotics was attributable to increases in overhead expenses, as well as a slight increase in certain material prices. The decrease in gross profit in distributed products from our historical business was attributable to a decrease in the net sales of historic distributed products.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $5,010,000, or 60.6% of net sales of Silipos’ branded orthopedic products for the nine months ended September 30, 2006, compared to approximately $6,701,000, or 64.3% of net sales of Silipos’ branded orthopedic products for the nine months ended September 30, 2005.

Gross profit generated by our skincare segment was approximately $1,223,000, or 54.8% of net sales in the skincare segment for the nine months ended September 30, 2006, compared to approximately $1,867,000, or 58.1 % of net sales in the skincare segment for the nine months ended September 30, 2005.

General and administrative expenses for the nine months ended September 30, 2006 were approximately $7,188,000, or 27.0% of net sales, compared to approximately $7,267,000, or 23.5% of net sales for the nine months ended September 30, 2005, representing a decrease of approximately $79,000. This decrease was attributable to a decrease in the Company’s incentive plan accrual of approximately $442,000, a decrease in professional fees of approximately $306,000, a decrease in stock-based compensation expense of approximately $297,000, and a decrease in stock option compensation expense of approximately $187,000. These decreases were partially offset by an increase in rent expense of approximately $416,000 recognized with respect to the new New York City office lease, an increase in consulting fees of approximately $197,000 incurred with respect to our lean manufacturing initiative, and an increase in consulting fees (primarily information technology related) of approximately $131,000, an increase of approximately $124,000 due to the loss on abandonment of certain New York City office space, an increase in salaries and related expenses of approximately $96,000, an increase in depreciation of approximately $78,000, an increase of approximately $61,00 due to the write-off of certain assets, and an increase in other net general and administrative expenses of approximately $50,000.

Selling expenses decreased approximately $612,000, or 10.7%, to approximately $5,089,000 for the nine months ended September 30, 2006, compared to approximately $5,701,000 for the nine months ended September 30, 2005. Selling expenses as a percentage of net sales were 19.1% in the nine months ended September 30, 2006, compared to 18.4% in the nine months ended September 30, 2005. Silipos’ selling expenses decreased by approximately $951,000, from approximately $3,151,000 in the nine months ended September 30, 2005, to approximately $2,200,000 in the nine months ended September 30, 2006. Selling expenses in our historic business increased by approximately $339,000, from approximately $2,550,000 in the nine months ended September 30, 2005, to approximately $2,889,000 in the nine months ended September 30, 2006. The overall decrease of approximately $612,000 is due to decreases in sales and sales related salaries of approximately $397,000, which includes certain reclassifications of personnel (net of commissions paid to our former Canadian representative), royalties of approximately $259,000, and advertising, promotions and other related selling expenses of approximately $139,000, which was offset by increases in consulting and professional fees of approximately $139,000, and severance and severance related expenses of approximately $44,000. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our historic business. We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses. Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

Research and development expenses increased from approximately $353,000 in the nine months ended September 30, 2005 to approximately $417,000 in the nine months ended September 30, 2005, an increase of approximately $64,000, or 18.1%, which was primarily attributable to the costs associated with the development of alternative gel formulations.

Interest income increased from approximately $280,000 in the nine months ended September 30, 2005 to approximately $522,000 in the nine months ended September 30, 2006. This increase of approximately $242,000 was due to the liquidity that was available for substantially all of the current nine month period (through the August 2006 repayment of the Convertible Notes). This liquidity resulted from the net proceeds from our public offering that closed in June 2005 and thus the net proceeds available for investment in short-term cash equivalents was available for only a portion of the prior year period. Additionally, the increase in interest income in the 2006 period, compared to the 2005 period, is attributable to the increase over the periods in short-term interest rates.

Interest expense was approximately $800,000 in the nine months ended September 30, 2006, compared to approximately $2,396,000 for the nine months ended September 30, 2005, a decrease of approximately $1,596,000. The principal reasons for the decrease in 2006 were that the nine months ended September 30, 2005 included:

(i)
Interest expense of approximately $547,000 associated with the various components of the acquisition indebtedness incurred in connection with the Silipos acquisition, which was repaid in full in June and July 2005 and thus was not outstanding in the nine months ended September 30, 2006;

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

These amounts were partially offset in the nine months ended September 30, 2005 by the realization of the call option of $500,000 which was recorded as a reduction in interest expense in the nine months ended September 30, 2005.

We recorded a reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004 from September 30, 2004 as a non-cash gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004. We recorded the expiration of the Put Option on February 16, 2005 as an additional non-cash gain of $1,750,000 from the change in the estimated fair value of the Put Option in the nine months ended September 30, 2005. No such amount was recorded in the nine months ended September 30, 2006.

The (benefit from) provision for income taxes increased to approximately $(6,000) in the nine months ended September 30, 2006, from $170,000 in the nine months ended September 30, 2005. Prior to our adoption of SFAS No. 142, “Goodwill and other Intangible Assets,” we would not have needed a valuation allowance for the portion of our net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS No. 142, the reversal will not occur during the carryforward period of the net operating losses. Additionally, our foreign tax provision was $70,000 and $57,000 for the nine months ended September 30, 2006 and 2005, respectively.

Three months ended September 30, 2006 and 2005

Net loss for the three months ended September 30, 2006 was approximately $(553,000), or $(.06) per share on a fully diluted basis, compared to net income of approximately $236,000, or $.02 per share on a fully diluted basis, for the three months ended September 30, 2005, an increase in net loss of approximately $789,000. The principal reason for the net loss was the reduction in net sales of approximately $1,466,000, or 13.9%, and the resulting decrease in gross profit of approximately $1,074,000, or 22.5%, in the three months ended September 30, 2006, compared to the three months ended September 30, 2005. The reduction in net sales and gross profit was partially offset by a decrease in selling expenses of approximately $180,000, or 10.3%, as the Company instituted certain cost containment measures.

Net sales for the three months ended September 30, 2006 were approximately $9,065,000, compared to approximately $10,531,000 for the three months ended September 30, 2005, a decrease of approximately $1,466,000, or 13.9%. The reasons for the decrease were the decrease in Silipos’ net sales of approximately $1,249,000, and a decline in net sales in our historic business of approximately $217,000. The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $8,086,000 in the three months ended September 30, 2006, compared to approximately $9,385,000 in three months ended September 30, 2005, a decrease of approximately $1,299,000, or 13.8%. This decrease was due to the net sales decrease of approximately $1,082,000 from the orthopedic segment of Silipos, and a reduction in net sales in our historic business of approximately $217,000.

Within the orthopedic segment, net sales of custom orthotics for the three months ended September 30, 2006 were approximately $4,153,000, compared to approximately $4,414,000 for the three months ended September 30, 2005, a decrease of approximately $261,000. Approximately $146,000 of such reduction in sales is the result of the loss of certain of Langer’s Canadian customers, attributable to the termination of our relationship with our Canadian sales representative in March 2005.

Also within the orthopedic segment, net sales of distributed products for the three months ended September 30, 2006 were approximately $1,267,000, compared to approximately $1,223,000 for the three months ended September 30, 2005, an increase of approximately $44,000, or 3.6%. The increase was attributable to an increase in the sales of PPT®, a proprietary product, of approximately $173,000, which was partially offset by a decrease in the sales of our therapeutic footwear program of approximately $93,000 in the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

Net sales of Silipos branded orthopedic products were approximately $2,666,000 in the three months ended September 30, 2006, compared to approximately $3,748,000 in the three months ended September 30, 2005, a decrease of approximately $1,082,000, due to the loss of several customers and reduced orders in the three months ended September 30, 2006.

We generated net sales of approximately $979,000 in our skincare segment in the three months ended September 30, 2006, compared to approximately $1,146,000 in the three months ended September 30, 2005, a decrease of approximately $167,000. Net sales in the skincare segment represented 26.9% of Silipos’ net sales for the three months ended September 30, 2006, compared to 23.4% of Silipos’ net sales for the three months ended September 30, 2005, and represented 10.8% of total net sales for the three months ended September 30, 2006, compared to 10.9% of total net sales for the three months ended September 30, 2005.

Cost of sales, on a consolidated basis, decreased approximately $392,000, to approximately $5,366,000 for the three months ended September 30, 2006, compared to approximately $5,758,000 for the three months ended September 30, 2005. Cost of sales did not decline as much as net sales because manufacturing overhead, which is primarily comprised of fixed expenses and direct labor, and which was fairly consistent with the comparable year period, had more than offset the reduction in materials costs.

Cost of sales in the orthopedic segment were approximately $4,935,000, or 61.0% of orthopedic net sales in the three months ended September 30, 2006, compared to approximately $5,300,000, or 56.5% of orthopedic net sales in the three months ended September 30, 2005. The reason for the increase in the cost of sales was discussed above.

Cost of sales for custom orthotics were approximately $3,122,000, or 75.2% of net sales of custom orthotics for the three months ended September 30, 2006, compared to approximately $3,175,000, or 71.9% of net sales of custom orthotics for the three months ended September 30, 2005. Cost of sales of historic distributed products were approximately $840,000, or 66.3% of net sales of distributed products in the historic business for the three months ended September 30, 2006, compared to approximately $736,000, or 60.2% of net sales of distributed products in the historic business for the three months ended September 30, 2005.

Cost of sales for Silipos’ branded orthopedic products were approximately $973,000, or 36.5% of net sales of Silipos’ branded orthopedic products of approximately $2,666,000, in the three months ended September 30, 2006, compared to approximately $1,389,000, or 37.1% of net sales of Silipos’ branded orthopedic products of approximately $3,748,000 in the three months ended September 30, 2005.

Cost of sales for skincare products were approximately $431,000, or 44.0% of net sales of skincare products of approximately $979,000 in the three months ended September 30, 2006, compared to approximately $458,000, or 40.0% of net sales of skincare products of approximately $1,146,000 in the three months ended September 30, 2005.

Consolidated gross profit decreased approximately $1,074,000, or 22.5%, to approximately $3,699,000 for the three months ended September 30, 2006, compared to approximately $4,773,000 in the three months ended September 30, 2005. Consolidated gross profit as a percentage of net sales for the three months ended September 30, 2006 was 40.8%, compared to 45.3% for the three months ended September 30, 2005. The principal reason for the decrease in consolidated gross profit was the gross profit decrease from Silipos of approximately $806,000. Silipos’ blended gross profit (including both orthopedic and skincare) as a percentage of its net sales for the three months ended September 30, 2006 was 61.5%, compared to 62.3% for the three months ended September 30, 2005. Excluding Silipos, our gross profit as a percentage of net sales was 26.9% for the three months ended September 30, 2006, reflecting a decrease attributable to the allocation of fixed costs over a smaller amount of net sales, compared to a gross profit of 30.6% for the three months ended September 30, 2005. The reduction in Silipos’ gross profit can also be attributed to fixed cost components of cost of sales.

Gross profit for the orthopedic segment was approximately $3,151,000, or 39.0% of net sales of the orthopedic segment in the three months ended September 30, 2006, compared to approximately $4,085,000, or 43.5% of net sales of the orthopedic segment in the three months ended September 30, 2005.

Gross profit for custom orthotics was approximately $1,031,000, or 24.8% of net sales of custom orthotics for the three months ended September 30, 2006, compared to approximately $1,239,000, or 28.1% of net sales of custom orthotics for the three months ended September 30, 2005. Gross profit for our historic distributed products was approximately $427,000, or 33.7% of net sales of distributed products in the historic business for the three months ended September 30, 2006, compared to approximately $487,000, or 39.8% of net sales of distributed products in the historic business for the three months ended September 30, 2005. The decrease in gross profit in custom orthotics was attributable to increases in overhead expenses, as well as a slight increase in certain material prices. The decrease in gross profit in distributed products from our historical business was attributable to a decrease in the net sales of historic distributed products.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $1,693,000, or 63.5% of net sales of Silipos’ branded orthopedic products for the three months ended September 30, 2006, compared to approximately $2,359,000, or 62.9% of net sales of Silipos’ branded orthopedic products for the three months ended September 30, 2005.

Gross profit generated by our skincare segment was approximately $548,000, or 56.0% of net sales in the skincare segment for the three months ended September 30, 2006, compared to approximately $688,000, or 60.0% of net sales in the skincare segment for the three months ended September 30, 2005.

General and administrative expenses for the three months ended September 30, 2006 were approximately $2,493,000, or 27.5% of net sales, compared to approximately $2,421,000, or 23.0% of net sales for the three months ended September 30, 2005, representing an increase of approximately $72,000. This increase was attributable to an increase in rent expense of approximately $131,000 recognized with respect to the new New York City office lease, an increase of approximately $124,000 due to the loss on abandonment of certain New York City office space, an increase in depreciation of approximately $65,000, an increase in salaries and related expenses of approximately $58,000, and an increase in other net general and administrative expenses of approximately $101,000. These increases were partially offset by a decrease in professional fees of approximately $254,000, and a decrease in the Company’s incentive plan accrual of approximately $153,000.

Selling expenses decreased approximately $180,000, or 10.3%, to approximately $1,567,000 for the three months ended September 30, 2006, compared to approximately $1,747,000 for the three months ended September 30, 2005. Selling expenses as a percentage of net sales were 17.3% and 16.6% for the three months ended September 30, 2006 and 2005, respectively. Silipos’ selling expenses decreased by approximately $226,000, from approximately $902,000 in the three months ended September 30, 2005, to approximately $676,000 in the three months ended September 30, 2006. Selling expenses in our historic business increased by approximately $46,000, from approximately $845,000 in the three months ended September 30, 2005, to approximately $891,000 in the three months ended September 30, 2006. The overall decrease of approximately $180,000 is due to decreases in sales and sales related salaries of approximately $124,000, which includes certain reclassifications of personnel, royalties of approximately $26,000, travel and entertainment expenses of approximately $29,000, and advertising, promotions and other related selling expenses of approximately $58,000, which was offset by increases in consulting and professional fees of approximately $57,000. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our historic business. We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses. Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

Research and development expenses increased from approximately $112,000 in the nine months ended September 30, 2005 to approximately $152,000 in the nine months ended September 30, 2006, an increase of approximately $40,000, or 35.7%, which was primarily attributable to the costs associated with the development of alternative gel formulations.

Interest income decreased from approximately $165,000 in the three months ended September 30, 2005 to approximately $152,000 in the three months ended September 30, 2006, a decrease of approximately $13,000, or 7.9%, which is attributable to the reduction of liquidity during the 2006 period as the result of the repayment of the Convertible Notes. The proceeds used to repay the Convertible Notes were available for investment in short-term cash equivalents for the entire prior year period.

Interest expense was approximately $218,000 in the three months ended September 30, 2006 compared to approximately $338,000 for the three months ended September 30, 2005, a decrease of approximately $120,000. The principal reasons for the decrease in interest expense in 2006, compared to 2005, were that the three months ended September 30, 2005 included the following:

(i)
Interest expense of approximately $31,000 associated with the various components of the acquisition indebtedness incurred in connection with the Silipos acquisition, which was repaid in full in June and July 2005 and thus was not outstanding in the three months ended September 30, 2006;

(ii)
a reduction of approximately $48,000 with respect to the Convertible Notes, which were repaid as of August 31, 2006, and thus were not outstanding for the full three month period ended September 30, 2006;

(iii)	a reduction in the amortization of debt acquisition costs of approximately $16,000 incurred with respect to the Convertible Notes, which were fully amortized as of August 31, 2006; and

(iv)	a reduction in interest expense of approximately $27,000 with respect to the capital lease.

The benefit from income taxes was $21,000 in the three months ended September 30, 2006, as compared to a provision for income taxes of $83,000 in the three months ended September 30, 2005. Prior to our adoption of SFAS No. 142, we would not have needed a valuation allowance for the portion of our net operating losses equal to the amount of tax-deductible goodwill and trade names amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS No. 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, we recorded a deferred income tax expense of $38,000 during each of the three months ended September 30, 2005 and 2004. Additionally, our foreign tax provision was $45,000 in the three months ended September 30, 2005.

Liquidity and Capital Resources

Working capital as of September 30, 2006 was approximately $7,176,000, compared to approximately $9,204,000 as of December 31, 2005. Cash balances at September 30, 2006 were approximately $2,772,000, a decrease of approximately $16,057,000, from approximately $18,829,000 at December 31, 2005. The decrease in working capital at September 30, 2006 and the decrease in cash is primarily attributable to the repayment in full of the $14,439,000 Convertible Notes, and cash used in operations, cash used for purchases of property and equipment and deposits for furniture and fixtures and leasehold improvements.

Net cash used in operating activities was approximately $862,000 in the nine months ended September 30, 2006. The net cash used in operating activities in the nine months ended September 30, 2006 resulted primarily from increases in accounts receivable and other assets, cash used in operations resulting from the net loss incurred, plus depreciation and amortization expense, amortization of debt acquisition costs, and stock-based compensation expense. Net cash provided by operating activities was approximately $3,098,000 in the nine months ended September 30, 2005 which was comprised of net income, less non-cash gains totalling $1,750,000, less cash used to reduce accounts payable and accrued liabilities plus depreciation and amortization expense, non-cash stock option compensation expense for consulting services, non-cash amortization of stock award, non-cash amortization of debt discount for consulting services relating to warrants issued, and decreases in accounts receivable and inventory.

Net cash used in investing activities was approximately $849,000 and approximately $1,955,000 in the nine months ended September 30, 2006 and 2005, respectively. Net cash used in investing activities in the nine months ended September 30, 2006 reflects the purchases of property and equipment of approximately $851,000, offset by the proceeds of the sales of certain property and equipment of approximately $2,000. Net cash used in investing activities in the nine months ended September 30, 2005 represents payments of approximately $1,277,000 incurred with respect to the acquisition of Silipos, investments in property and equipment of approximately $748,000, principally our new information technology platform, partially offset by the sale of certain property and equipment of approximately $70,000.

Net cash used in financing activities in the nine months ended September 30, 2006 was approximately $14,401,000 due primarily to the repayment of the Convertible Notes of $14,439,000, as of August 31, 2006. Net cash provided by financing activities in the nine months ended September 30, 2005 was approximately $13,379,000, which represented $29,324,000 of net proceeds received during this period from the Company’s offering of common stock less the repayment of the Subordinated Notes, the $7.5 Million Note plus interest, and the $3.0 Million Note plus interest.

In the nine months ended September 30, 2006, we generated a net loss of approximately $(2,461,000), which resulted primarily from a decrease in net sales of 14.1%, compared to the net sales in the nine months ended September 30, 2005. In the year ended December 31, 2005, we generated a net loss of approximately $(4,557,000), which included loss on impairment of certain identifiable intangible assets totalling $2,102,000. Additionally, in the year ended December 31, 2005, we incurred compensation charges for stock awards, stock options granted to consultants, modifications to stock option agreements and acceleration of vesting of certain restricted stock awards and stock options, which in the aggregate were approximately $3,045,000. These charges were partially offset by the non-recurring non-cash gain of $1,750,000 for the change in the estimated fair value of the Put Option (described in Note 2, Acquisition, of the financial statements included in Item 1 of this report). In the year ended December 31, 2004, we generated earnings after taxes of approximately $375,000, which included a non-recurring non-cash gain of $605,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2003, we did not have earnings after taxes.

In an effort to reduce the losses in the Company’s custom orthotics business, the Company engaged third-party consultants to assist in the implementation of lean manufacturing principles in the custom orthotics business in order to improve manufacturing processes and reduce inefficiency, eliminate waste, and improve process flow and customer service. As of September 30, 2006, we have spent approximately $173,000 for leasehold improvements designed to improve process flow in connection with lean manufacturing, and approximately $228,000 for related consulting fees, of which approximately $195,000 was incurred in the nine months ended September 30, 2006 (none in the quarter ended September 30, 2006). We are also working towards stabilizing and increasing sales in the Silipos orthopedic business. However, there can be no assurance that the lean manufacturing initiative will reduce losses or that the efforts at Silipos will help increase sales.

In April 2006, the Company paid a deposit of approximately $153,000 (50%) for the furnishings of new office space in New York, N.Y and paid approximately $104,000 in associated professional fees in the nine months ended September 30, 2006. The Company is obligated for all leasehold improvements to the new office space in excess of approximately $607,000, which excess totalled approximately $792,000 (including the balance due for the furnishings of the new office space in New York, NY), of which approximately $202,000 was financed by the landlord over a term of five years with interest at 7% per annum and approximately $540,000 remained outstanding at September 30, 2006.

Our principal cash needs are to provide working capital and to fund our growth and acquisitions. Our ability to finance our proposed acquisition (described in Note 11, Subsequent Events, of the financial statements included in Item 1 of this report), fund working capital requirements and make anticipated capital expenditures will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control, as well as the availability to us of other sources of liquidity. As described in the aforesaid Note 11 of the financial statements, we intend to seek senior debt financing and additional junior debt and/or equity financing to fund the cash portion of the acquisition as well as our ongoing working capital needs, however we cannot assure you that any such funds will be available to us on favorable terms, or at all. If we do not close the acquisition, we believe that based on current levels of operations and anticipated growth, our cash flow from operations will be adequate for at least the next twelve months to fund our working capital requirements and anticipated capital expenditures. There can be no assurance, however, that our business will generate cash flow from operations sufficient to enable us to fund our liquidity and capital needs, and the capital expenditure discussed above. Therefore, we would intend to seek to raise additional funds to increase our liquidity and fund future growth though we cannot assure you that any such funds will be available to us on favorable terms, or at all.

Changes in Significant Balance Sheet Accounts—September 30, 2006

Accounts receivable, net, increased from approximately $5,182,000 at December 31, 2005 to approximately $5,307,000 at September 30, 2006, an increase of approximately $125,000. The increase is primarily attributable to the increase in sequential net sales for the three months ended September 30, 2006, compared to the three months ended December 31, 2005, resulting in more receivables being generated, a reduction in the allowance for doubtful accounts based upon improvement in the overall accounts receivable aging, offset by improved collections of receivables.

Inventories, net, decreased from approximately $4,123,000 at December 31, 2005 to approximately $4,110,000 at September 30, 2006, a decrease of approximately $13,000. This decrease was attributable primarily to the implementation of certain cost containment initiatives designed to control excess inventory levels.

Prepaid expenses and other current assets decreased from approximately $820,000 at December 31, 2005 to approximately $768,000 at September 30, 2006, a decrease of approximately $52,000. The decrease was primarily attributable to a decrease in prepaid medical premiums and the write-off of certain assets, which was offset by an increase in prepaid insurance and other prepaid expenses.

Property and equipment, net, increased from approximately $7,035,000 at December 31, 2005 to approximately $8,455,000 at September 30, 2006, an increase of approximately $1,420,000. The change was primarily attributable to the leasehold improvements and furnishings made to the new New York City leased office space totalling approximately $1,656,000, plus other additions of approximately $337,000, offset by depreciation expense of approximately $833,000 for the nine months ended September 30, 2006, and the disposal of certain property and equipment that had a net book value of approximately $9,000.

Identifiable intangible assets, net, decreased from approximately $6,604,000 at December 31, 2005 to approximately $6,121,000 at September 30, 2006, a decrease of approximately $483,000, which was due to amortization expense recorded for the nine months ended September 30, 2006.

Other assets were approximately $543,000 at September 30, 2006, compared to $460,000 at December 31, 2005, an increase of approximately $83,000, which was attributable principally to increases in deferred costs of approximately $215,000, offset by the amortization of debt acquisition costs of approximately $128,000, and other reductions of approximately $4,000.

Goodwill was approximately $14,119,000 at both September 30, 2006 and December 31, 2005.

Accounts payable increased from approximately $1,070,000 at December 31, 2005 to approximately $1,477,000 at September 30, 2006, an increase of approximately $407,000, which was attributable primarily to the timing of certain payments.

Other current liabilities increased from approximately $3,675,000 at December 31, 2005 to approximately $3,729,000 at September 30, 2006, an increase of approximately $54,000 due to an increase in accrued legal fees and other professional fees, partially offset by a reduction in accrued audit fees and the accrued incentive plan for employees.

Deferred income taxes payable were approximately $1,249,000 at September 30, 2006, compared to approximately $1,325,000 at December 31, 2005. The deferred tax benefit recorded represents the reduction in deferred taxes established with respect to certain intangible assets, which are amortized for financial statement purposes but not for tax purposes. The deferred income taxes were originally provided with respect to the tax deductible goodwill and trade names amortization in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Other liabilities increased from approximately $70,000 at December 31, 2005 to approximately $1,022,000 at September 30, 2006, an increase of approximately $952,000. The increase was attributable to the long-term portion of the deferred rent recorded with respect to the landlord contribution of leasehold improvements, as well as the non-current portion of straight line rent, associated with the new New York City leased office space.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of September 30, 2006 measured from the end of our fiscal year (December 31):

	Payment due By Period (In thousands)
Contractual Obligations	Total	3 Months Ending Dec. 31, 2006	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$8,234	$294	$3,209	$1,232	$3,499
Capital Lease Obligations	6,008	103	1,298	921	3,686
Note payable to landlord	194	6	116	72	—
Interest on Long-term Debt	34	2	28	4	—
Severance Obligations	215	115	100	—	—
Pension Obligations	40	40	—	—	—
Total	$14,725	$560	$4,751	$2,229	$7,185

Such table excludes any obligation for leasehold improvements beyond the landlord’s contribution.

Long-Term Debt, Including Current Installments

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the “Convertible Notes”), in a private placement. On June 20, 2005, $150,000 of the Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest is payable semi-annually on the last day of June and December. Interest expense on the Convertible Notes for the nine months ended September 30, 2006 and 2005 was $385,040 and $435,987, respectively and $96,260 and $144,390, respectively, for the three months then ended. Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder, whose sole manager and voting member is Warren B. Kanders, the Company’s Chairman of the Board of Directors since November 12, 2004, held $2,500,000 principal amount of these Convertible Notes. The Convertible Notes were convertible into shares of the Company’s common stock at a conversion price of $6.00 per share (equal to the market value of the Company’s stock on October 31, 2001). The Convertible Notes plus accrued interest were paid off in full on August 31, 2006.

The Company received net proceeds of $13,668,067 from the offering of the Convertible Notes. The cost of raising these proceeds was $920,933, were amortized over the life of the Convertible Notes. The amortization of these costs for the three months ended September 30, 2006 and 2005 were $31,963 and $47,945, respectively, and for the nine months then ended were $127,853 and $144,770, respectively, and were included in interest expense in the related consolidated statements of operations.

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

The Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners held $750,000 principal amount of these Subordinated Notes. As part of such issuance, the Company also issued warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which are exercisable until September 30, 2009. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the Subordinated Notes, and recorded as additional interest expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third-party for placing the Subordinated Notes, which warrants have a fair value of $75,800 using the Black-Scholes pricing model and the same assumptions used to value the other warrants. The Company recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fees for the nine months ended September 30, 2005, which was included in interest expense on the applicable consolidated statement of operations all of which was recognized in the six months ended June 30, 2005. There were no such amounts in the current year’s three and six month periods. The Company repaid the Subordinated Notes, plus accrued interest of $175,389, all of which was incurred in the 2005 period, and which totaled $5,675,389 on June 15, 2005, with a portion of the net proceeds from its public offering of common stock. Accordingly, as of June 30, 2005, the Company wrote off the unamortized balance of $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fees of $57,973, all of which was included as interest expense on the unaudited condensed consolidated statement of operations for the nine month period ended September 30, 2005.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and was subject to increase pursuant to the obligation under the $7.5 Million Note, as amended, to make a cash payment of $500,000, or increase the principal balance of the $7.5 Million Note by $1 million if it was not repaid by May 31, 2005 (“Protection Payment”). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005. The Company recorded the $7.5 Million Note and the $3.0 Million Note at their face value, which represented the fair value of the notes on their date of issuance (September 30, 2004). The Company adjusted the carrying value of the $7.5 Million Note and the $3.0 Million Note to $7.986 million and $2.737 million, respectively, at December 31, 2004, and further adjusted the carrying value of the notes as of January 1, 2005 to $7.723 million and $3.0 million, respectively, upon the Company’s determination to follow Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt,” with respect to the $7.5 Million Note. On March 31, 2005, the Company entered into a settlement agreement (the “Settlement Agreement”) and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006, to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect the Company’s election on March 15, 2005, in accordance with its terms, to increase the principal amount effective April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note was $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties amended and restated the $3.0 Million Note, which was originally due on December 31, 2009, to provide that the $3.0 Million Note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note were repaid in full on or before March 31, 2006. Both notes were repaid in full on July 15, 2005. The Company determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” in that there is no provision for net settlement. The Company followed the guidance of EITF No. 86-15, which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, the Company recorded additional interest expense of approximately $677,000 (in excess of the initial coupon rate of 5.5%, 7.5% after April 1, 2005) as increases to the carrying value of the $7.5 Million Note for the nine month period ended September 30, 2005 all of which was recorded in the six months ended June 30, 2005.

Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid prior to March 31, 2006. The Company determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid in full by March 31, 2006, represented a call option (“Refund Provision”) that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund the Company is entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise. The Company concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment. After reaching this determination, the Company followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation. Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimis and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third-party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset (call option) and a non-cash gain on the change in the fair value of the call option for the three month period ending June 30, 2005. In making this determination, consideration was given primarily to the fact that the Company had completed its underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the $7.5 Million Note and the $3.0 Million Note, plus interest, before their contractual due dates. SSL provided a discount of $100,000 for the early payment and the Company realized $500,000 with respect to the Refund Provision upon the repayment of the $7.5 Million Note and the $3.0 Million Note in July 2005, which was recorded as a reduction in interest expense upon realization in the three months ended September 30, 2005, which was offset by the reversal of the non-cash gain on the change in the fair value of the call option (Refund Provision) recorded as of June 30, 2005.

The Company incurred interest expense of approximately $959,000 (inclusive of approximately $677,000 of additional interest expense in excess of the initial coupon rate of 5.5% (7.5% after April 1, 2005)) and approximately $89,000 with respect to the $7.5 Million Note and the $3.0 Million Note, respectively, for the nine months ended September 30, 2005, of which approximately $24,000 and approximately $7,000 were recorded in the three months ended September 30, 2005.

In June 2005, the Company reached a further settlement with SSL to repay the acquisition indebtedness incurred and certain other obligations due under the Silipos stock purchase agreement. Additionally, the Company agreed to satisfy its obligations under the Silipos stock purchase agreement to pay SSL Holdings, Inc. $1.0 million by March 31, 2006 if the Company did not acquire Poly-Gel by such date. In consideration of the Company’s earlier than scheduled repayment of the $7.5 Million Note, the $3.0 Million Note, and the $1.0 million payment, SSL provided the Company with a $100,000 discount with respect to the $7.5 Million Note (which is included in the interest expense with respect to the $7.5 Million Note, described above) and a $100,000 discount with respect to the $1.0 million payment. The agreement was consummated and payment was made on July 15, 2005.

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”). The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest totalling $4,006, commencing August 2006. The Note is secured by a $202,320 increase to a letter of credit originally provided to the landlord at lease commencement. The amount of the revised letter of credit is $570,992. The current portion of the Note, $32,572, is included in other current liabilities, and the non-current portion of the Note of $161,221 is stated separately as note payable, on the September 30, 2006 balance sheet.

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

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company is evaluating SFAS No. 157 and its impact on the Company’s consolidated financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 changes the requirements for accounting for defined benefit pension and other postretirement plans, including requiring companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. SFAS No. 158 also requires that companies measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating SFAS No. 158 and its impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s current Chief Executive Officer and Chief Financial Officer, who are, respectively, its current principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2006, pursuant to Exchange Act Rule 13a-15 and have concluded that such controls and procedures are effective.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 and Form 10-K for the year ended December 31, 2005, the Company identified a material weakness relating to the controls in place relating to the accounting of stock options and restricted stock, which were not effective during such periods to provide reasonable assurance that these stock options would be properly recorded and disclosed in the financial statements, and that this was a material weakness in internal control over financial reporting. As a result, the Company subsequently restated its first and second quarter 2005 quarterly reports on Form 10-Q/A on December 22, 2005. The Company has instituted checklists and processes during the end of 2005 and early 2006 that the Company believes addressed the above weakness and strengthened its ability to identify internal control weaknesses. Based upon this, management has concluded that such controls are effective in this area as of September 30, 2006.

Changes in Internal Controls

There was no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the litigation reported in Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1, of the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2006 and the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2006.

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

LANGER, INC.
Date: November 14, 2006	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ SARA CORMACK
Sara Cormack
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)