Form 10-K
period 2006-12-31
LANGER INC
filed 2007-04-02
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12991

______________

LANGER, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2239561
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

450 Commack Road, Deer Park,
New York 11729-4510

(Address of Principal Executive Offices) (Zip Code)

(631) 667-1200

(Registrant’s Telephone Number, Including Area Code)

______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $31,706,555, as computed by reference to the closing sale price on the NASDAQ Global Market of such common stock ($4.10) multiplied by the number of shares of voting stock outstanding on June 30, 2006 held by non-affiliates (7,733,306 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the Company.

The number of shares of the registrant’s common stock outstanding at March 15, 2007 was 11,450,915 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated herein by reference to the Company’s proxy statement for the 2007 annual meeting of the registrant’s stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

LANGER, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2006

PART I

Item 1. Business

Overview

We design, manufacture and distribute high-quality medical products and services targeting the long-term care, orthopedic, orthotic and prosthetic markets. Through our wholly-owned subsidiaries, Twincraft, Inc., and Silipos, Inc., we also offer a diverse line of personal care products for the private label retail, medical, and therapeutic markets. We sell our medical products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, and international distributors, directly to healthcare professionals, and directly to patients in instances where we also are providing product fitting services. We sell our personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets. We acquired Twincraft, a leading designer and manufacturer of bar soap, and certain assets of Regal Medical Supply, LLC (“Regal”), a provider of contracture management products and services to patients in long-term care and other rehabilitation settings, in January 2007.

Our broad range of over 500 orthopedic products, including custom foot and ankle orthotic devices, pre-fabricated foot products, rehabilitation products, and gel-based orthopedic and prosthetics products, are designed to correct, protect, heal and provide comfort for the patient. Through our wholly-owned subsidiary, Regal Medical Inc., starting in 2007, we also provide patient services in long-term care settings by assisting facility personnel in product selection, order fulfillment, product fitting and billing services. Our line of personal care products includes bar soap, gel-based therapeutic gloves and socks, scar management products, and other products that are designed to cleanse and moisturize specific areas of the body, often incorporating essential oils, vitamins and nutrients to improve the appearance and condition of the skin.

Acquisition History

In February 2001, an investor group and management team led by our current Chairman of the Board of Directors, Warren B. Kanders, purchased a controlling interest in Langer, Inc., a custom orthotics company distributing its products primarily to podiatric professionals.

The investor group and management team since that time have evolved the Company’s business toward a growth strategy in the medical products and personal care industries. Since that time, in connection with our growth strategy, we have consummated the following strategic acquisitions:

•

Twincraft. On January 23, 2007, we acquired Twincraft, our largest acquisition to date, a designer and manufacturer of bar soap focused on the health and beauty, direct marketing, amenities and mass market channels. We acquired Twincraft to expand into additional product categories in the personal care market, to increase our customer exposure for our current line of Silipos gel-based skincare products, and to take advantage of potential commonalities in research and development advances between Twincraft’s and our product grounds. The aggregate consideration paid by us in connection with this acquisition was approximately $26.7 million, including transaction costs, paid in cash and common stock of the Company. We expect a post-closing upward adjustment to the purchase price based upon the audit of Twincraft’s financial statements for its 2006 fiscal year. The purchase price also potentially includes further payments based upon the performance of Twincraft in 2007 and 2008.

•

Regal Medical Supply. On January 8, 2007, we acquired certain assets of Regal, a provider of contracture management products and services to patients in long-term care and other rehabilitation settings. We acquired Regal as part of an effort to gain access to the long-term care market, to gain a captive distribution channel for certain custom products we manufacture into a market we previously had been unable to penetrate, to obtain higher average selling prices for these products, and to establish a national network of service professionals to enhance our customer relationships in our core markets and new markets. The initial consideration for the acquisition of the assets of Regal was approximately $1.6 million, which has since been reduced to approximately $1.4 million due to a shortfall in the amount of working capital delivered at closing.

•

Silipos. On September 30, 2004, we acquired Silipos, Inc., a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets. We acquired

Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus. The aggregate consideration paid by us in connection with this acquisition was approximately $17.3 million, including transaction costs, paid in cash and notes.

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

Our Addressable Markets

Medical Products

The medical products market we target is comprised of orthotic devices and prosthetic products for non-invasive use. Orthotics are specialized devices to supplement or support abnormal or weakened limbs or joints. These devices are specially designed to improve function and correct injuries or deformities of existing limbs or body parts and can be both custom designed to individual patient requirements or pre-fabricated for off-the-shelf use. Orthotic products range from full body spinal orthoses and custom fabricated arch supports to braces for the back, shoulder, arm or knee; they may be rigid, semi-rigid, or soft and flexible depending on the requirement of the patient as evaluated by the doctor treating the patient.

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

Based on third-party research, we believe that the global orthopedic markets that we target are expected to grow to approximately $3.4 billion by the end of 2009.

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

Through the acquisition of Regal in January 2007, we entered the market for the direct provision of durable medical equipment and orthotic and prosthetic supplies directly to patients in consultation and collaboration with healthcare professionals in various settings. We are currently targeting the long-term care market, which is comprised of approximately 48,000 long term care facilities nationwide; however, we believe that our addressable market is significantly larger than this because of the existence of other health care settings that prescribe durable medical equipment but do not presently supply it.

Personal Care

Personal care products are generally sold in the retail cosmetic marketplace and include soaps, cleansers, toners, moisturizers, exfoliants, and facial masks, and can also include over-the-counter (“OTC”) drug products such as acne soaps, antiperspirants, and sunscreens. Independent research has reported that moisturizing and cleansing products account for the predominant portion of the personal care market. Many of these products combine traditional moisturizing and cleansing agents with compounds such as retinoids, hydroxy acids, and anti-oxidants that smooth and soothe dry skin, retain water in the outer layer skin cells and help maintain or reinforce the skin’s protective barrier, particularly skin tissue damaged from surgery or injury.

Through the acquisition of Twincraft in January 2007, a manufacturer of bar soap, we have significantly increased our personal care products segment. For the year ended December 31, 2006, which ended prior to our acquisition of Twincraft, Twincraft had net sales of approximately $31,000,000. There is no assurance that Twincraft will have similar results in 2007 or thereafter.

Based on third-party research, we believe that the U.S. skincare moisturizer market is expected to grow to approximately $2.5 billion by the end of 2009.

We believe that growth in this market will be driven by an aging population, an increasing number of image-conscious consumers, and the growth and popularity of spas and body/facial treatment centers.

Growth Strategy

•

Gain Access to New Sales Channels to Increase Selling Prices and Improve Profitability. We are focused on expanding our customer base beyond our traditional core markets and offering an increasing array of value-added services to increase average selling prices, which we expect to lead to improved profitability. Our orthotics distribution historically focused on individual podiatry practices and medical distributors. With the addition of Regal and the provision of certain services, we are able to offer products and services through healthcare facilities, which increases the compensation we receive for a given product. In addition, due to the direct nature of the provision of these services through practitioners and patients, we believe we will have the opportunity to develop the ability to more directly influence our growth through the addition of licensed, revenue-generating personnel. Our acquisition of Twincraft is expected to give us new products marketed through new channels and improved gross margins.

•

Research, Product, and Process Development. Since 2003, we have introduced over 100 new products, including the Dura-gel prosthetic liner in September 2005, which led to an 18% increase in prosthetic product sales in 2006. We also have invested resources in internally developing alternate gel materials and other thermoplastic elastomer materials in partnership with outside parties that has increased our competitiveness. During 2006, we completed the conversion of our custom orthotics manufacturing facilities from traditional manufacturing processes to ‘lean’ manufacturing through process reengineering, which has led to improved service levels.

•

Innovation. Our personal care products group focuses on leveraging the research and development expertise of both Twincraft and Silipos to provide innovative products to our customers. For example, our Twincraft subsidiary, prior to our acquisition of Twincraft, has successfully commercialized the inclusion of a nanotechnology-driven microsphere encapsulant that incorporates a time-released dosage of an active pharmaceutical ingredient to increase the efficacy of the product for the treatment of a specific condition. We continuously improve and innovate our gel-based personal care products through the inclusion of various additives, the formulation of our gels for optimal performance given a particular application, and the usage of different components, packaging and product construction to meet the needs of our customers. We believe innovation will be a key to our success in the future and is a core competency of the personal care products group of the Company.

•

Acquisition of Complementary Businesses. Subject to the availability of financing, we intend to continue our program of targeted acquisitions in order to gain access to new product groups and customer channels.

Competitive Strengths

Management Team. Our management team has been involved in the acquisition and integration of a substantial number of companies. Our Chairman of the Board of Directors, Warren B. Kanders, brings a track record spanning over 20 years of building public companies through strategic acquisitions to enhance organic growth. W. Gray Hudkins, who became our Chief Operating Officer on October 1, 2004, and our President and Chief Executive Officer on January 1, 2006, brings a strong investment banking background and has been involved in the acquisition and integration of acquired companies prior to joining us, and since joining us has played a significant role in the acquisition and the integration of Silipos, and the acquisitions of Regal and Twincraft.

Strong Base Business. As presently constituted, including the recent acquisitions of Twincraft and Regal, we believe our business represents an increasingly diversified platform upon which to further build our business. Our medical products business benefits from a reputation of quality products, approximately 35 patents or patent applications, and quality brands and trademarks; the addition of Regal is expected to enhance our distribution strength and our ability to directly affect our growth. With the addition of Twincraft, our personal care products business benefits from a diverse list of blue chip customers in the health and beauty, direct marketing, amenities and mass market channels, and we believe the combination of Twincraft with our Silipos skincare business offers the possibility of a number of synergistic revenue and expense opportunities.

Strength Across Distribution Channels. We believe we maintain strong relationships across various distribution channels in our two reporting segments. In our medical products group, this includes over 4,000 individual practitioners, a network of national, regional, independent and international distributors, a number of national providers of physical therapy rehabilitation services focused on the long-term care market, medical catalog companies, group purchasing organizations, original equipment manufacturers, specialty retailers, and consumer catalog companies. In our personal care products group, we enjoy strong relationships with customers in a number of previously outlined sales channels that provide diversification and the ability to pursue growth opportunities in a number of different markets focused on a variety of product types and price points.

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

Gel-Based Orthopedic Products. We manufacture and sell gel-based products for the treatment of common orthopedic and footcare conditions. These products include digitcare products, diabetes management products, pressure, friction, and shear force absorption products, products that protect the hands and wrists, and gel sheeting products for various applications.

Gel-Based Prosthetic Products. We manufacture and sell a line of products that are utilized in the fabrication of a prosthetic device. For example, we offer sheaths and liners that incorporate a gel interface between the amputee’s skin and socket, providing protection for patients who are subject to significant pressure between their skin and prosthesis.

PPT® and Other Materials. PPT® is a medical grade soft tissue cushioning material with a high density, open-celled urethane foam structure, which provides protection against forces of pressure, shock and shear. In addition to utilizing PPT® in the manufacture of custom orthotics, we have developed and sell a variety of products fabricated from PPT®, including molded insoles, components for orthotic devices and laminated sheets.

Orthopedic Soft Goods and Contracture Management Products. We offer a range of products such as prefabricated rehabilitation products, contracture management braces, compression hose, socks, therapeutic shoes, resting splints, walkers, and other products for the lower extremities. All of these products are manufactured by third parties, and we market them using the Langer or manufacturer’s brand names.

Personal Care Products. We offer a range of skincare products, including bar soap, beauty cleanser, acne soap and gel-based products such as gloves and sock products that are used for both cosmetic and scar management purposes. Our personal care products are manufactured in our Burlington, VT and Niagara Falls, NY facilities. We offer our personal care products to our customers in bulk form, where either they or an outside party will package the products for sale, and fully packaged so that they can be sold as shipped from our facilities.

Sales, Marketing and Distribution

Medical Products

Our sales, marketing and distribution are managed through a combination of national and regional account managers, field sales representatives, and inside sales representatives who are regionally and nationally based. We employ international sales and marketing representatives who represent us in the United Kingdom, Europe, Asia and Australia. We also utilize educational seminars to educate medical professionals about our product offerings, followed up with telemarketing efforts. Our custom and prefabricated orthotics, custom sandals, AFO’s, and distributed products have historically been sold to health care practitioners. Our Silipos gel products have historically been sold through medical distributors. To date, we completed the integration of our medical products sales efforts to combine national account coverage across all of our brands (Langer, Silipos and Regal) with field sales support to bring product awareness to the individual practitioner level. Our PPT® and materials products have historically been sold to practitioners, manufacturers, and shoe fabricators, as well as medical distributors, and our gel-based products have been sold primarily to medical distributors.

Personal Care

For our personal care product lines, our account representatives interact directly with health and beauty companies, specialty retailers, cosmetics companies, direct marketing companies, amenities companies, health clubs and spas, and catalog companies. We will sometimes ship product to customers in bulk for their own packaging pursuant to private label programs. In other cases, we will package the product ourselves and sell under our own proprietary brands.

Manufacturing and Sourcing

Manufacturing

We manufacture our custom orthotic product lines in our fabrication facilities in Deer Park, New York; Anaheim, California; Montreal, Canada; and Stoke-on-Trent, England. In our custom orthotic manufacturing process, medical practitioners send plaster casts, foam impressions, or digital images of the patient’s foot, from which we cast custom orthoses.

We manufacture mineral oil-based gel and gel products in our Niagara Falls, New York facility, including orthotic and prosthetic products, and gel-based personal care skincare products. This manufacturing process includes the molding of the gels into specific shapes and sometimes the application of gels to textiles. Our Niagara Falls facility has obtained ISO 9001 certification, which permits the marketing of our products in certain foreign markets.

We manufacture bar soap in our Winooski, Vermont, facility, with additional warehousing capability in our Essex, Vermont facility.

Sourcing

We source raw materials and components from a variety of suppliers. For bar soap, we source soap base from a variety of sources in Malaysia and other parts of the Far East and we also source significant amounts of textiles from various sources in China for our gel-based medical and personal care products. We source packaging materials both domestically as well as from sources in China and Taiwan. Our prefabricated rehabilitation soft goods products such as walkers, resting splints and ankle braces are sourced from contract manufacturers, some of whom are located in

China. We believe that all of our purchased products and materials could be readily obtained from alternative sources at comparable costs.

Competition

Medical Products

The markets for our medical products are highly competitive, and we compete with a variety of companies ranging from small businesses to large corporations. We believe the markets for foot orthotics and off-the-shelf footcare products are highly fragmented and regional (and in many instances local) in nature. Although a few licensed medical practitioners produce foot orthotics in-house, the custom orthotic market is serviced primarily by third-party laboratories. Competitors sell nationally in the United States under such brands as Bergmann Orthotic Laboratory, Foot Levelers, Footmaxx Holdings, KLM Orthotic Laboratories, Allied OSI Labs, ProLab Orthotics and PAL Health Systems. Included in the markets for off-the-shelf footcare products are participants such as Dr. Scholls, Implus, Spenco and ProFoot. The market for soft tissue products such as PPT® includes brand name products such as Spenco®, Sorbothane® and Poron®.

In each of our target markets, the principal competitive factors are product design, innovation and performance, efficiencies of scale, quality of engineering, brand recognition, reputation in the industry, production capability and capacity, and price and customer relations.

Personal Care

Our personal care products are primarily in the skincare segments. Our largest individual competitor in the private label specialty bar soap market is Bradford Soapworks. However, there are a number of other companies that produce bar soap in larger batch sizes for customers that are typically more focused on the mass markets. Other skincare products include lotions, creams, water-based gels, oil-based gels, ointments and other types of products that transmit moisture, vitamins, minerals, and comfort agents to the skin. Personal care also includes categories in which the Company does not currently participate in oral care, ingestibles, and nutraceuticals, among others. The market for high-end skincare products is dominated by a number of large multinational companies that sell under brands such as Shiseido, LVMH Moet Hennessy Louis Vuitton, Clarins and Revlon. In addition, a number of specialty retailers and catalog companies that focus on the skincare market, such as The Body Shop and L’Occitaine, are vertically integrated and manufacture their own products.

Patents and Trademarks

We hold or have the exclusive right to use a variety of patents, trademarks and copyrights in several countries, including the United States. We hold or have the exclusive right to use approximately 35 patents and patent applications in the U.S. and certain foreign jurisdictions and a number of trademarks for technologies and brands related to our product offerings. In addition, we have (i) a non-exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated, dated as of November 30, 2001, as amended (the “AEI License”), to manufacture and sell certain products using mineral oil-based gels which are manufactured using certain patents; the license terminates upon the expiration of the patents, which expire between November 16, 2010 and December 3, 2017, and (ii) a license with Gerald Zook effective as of January 1, 1997, to manufacture and sell certain products using mineral oil-based gels under certain patents and know-how in exchange for sales-based royalty payments; the license is exclusive as to certain products and non-exclusive as to other products, and terminates upon expiration of the underlying patents, which expire between June 27, 2006 and March 12, 2013. We also have exclusive licenses to three types of orthotic devices which are patented in the United States and several foreign countries. Other than the AEI License and the Zook license, we believe that none of our active patents or licenses are essential to the successful operation of our business as a whole, although the loss of any patent protection that we have could allow competitors to utilize techniques developed by us or our licensors. We believe our trademarks and trade names, including Langer™, Sporthotics™, PPT®, Silipos™, Explorer Gel Liner™, Siloliner™, DuraGel™, and Silopad™, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse effect on our business. For the year ended December 31, 2006, revenues generated by the products incorporating in the technology licensed under the AEI License accounted for approximately 36.4% of our revenues.

Employees

As of March 1, 2007, we have 574 employees, of which 225 were located in Winooski, Vermont (Twincraft), 120 were located in Deer Park, New York, 73 were located in Niagara Falls, New York, 27 were located in Anaheim, California, 9 were located in New York, New York, 2 were located in Granbury, Texas (Regal Medical), 42 were located in Montreal, Canada, 5 were located in Markham, Ontario, Canada, 40 were located in Stoke-on-Trent, England and 31 are outside salespeople. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

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

Class I devices are subject to the lowest degree of regulatory scrutiny because they are considered low risk devices. FDA requires Class I devices to comply with its General Controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Most Class I devices are not required to submit 510(k) premarket notifications, but all are subject to the FDA’s general misbranding and adulteration prohibitions.

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

If the FDA agrees that the device is substantially equivalent, it will grant a clearance order to allow the commercial marketing of the device in the U.S. By statute, the FDA is required to clear a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes longer. If the FDA determines that the device, or its intended use, is not “substantially equivalent” to a previously-cleared device or use, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous premarketing requirements which may include the submission of a premarket approval application or the submission of a reclassification petition seeking de novo review of the device and placement into Class I or Class II. There can be no assurance that future device submissions will receive 510(k) clearances within 90 days of submission or that we will be successful in obtaining 510(k) clearances for any of our products, which could have a materially adverse effect on us.

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

The FDA, by statute and by regulation, has 180 days to review a PMA application that has been accepted for filing, although the review of an application more often occurs over a significantly longer period of time, and can take several years. In approving a PMA application or clearing a 510(k) premarket notification application, the FDA may also require some form of post-market surveillance when the agency determines it to be necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Medical devices can be marketed only for the indications for which they are cleared or approved. Modifications to a previously cleared or approved device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, design or manufacture require the submission of a new 510(k) premarket notification, a premarket approval supplement or a new premarket approval application. We have modified various aspects of our devices in the past and determined that new approvals, clearances or supplements were not required or we filed a new 510(k) or a PMA supplement. Nonetheless, the FDA may disagree with our conclusion that clearances or approvals were not required for particular products and may require approval or clearances for such past or any future modifications or to obtain new indications for our existing products. Such submissions may require the submission of additional clinical or preclinical data and may be time consuming and costly, and may not ultimately be cleared or approved by the FDA.

Our manufacturing processes are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of our products. The QSR also, among other things, requires maintenance of a device master record, device history record, and complaint files. Our domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA to assure compliance with the FFDCA and the regulations thereunder. Based on internal audits of our domestic facilities, we believe that our facilities are in substantial compliance with the applicable QSR regulations. We also are required to report to the FDA if our products cause or contribute to a death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur. Although medical device reports have been submitted in the past 5 years, none have resulted in a recall of our products or other regulatory action by the FDA. The FDA and authorities in other countries can require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can also withdraw or limit our product approvals or clearances in the event of serious, unanticipated health or safety concerns. We may also be required to submit reports to the FDA of corrections and removals. Separately, we may on our own choose to conduct a voluntary market withdrawal in situations that do not require a recall, correction or removal. The FDA could disagree with this characterization and require the reporting of a correction or removal.

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

In Canada, the Medical Devices Regulations of the Medical Device Bureau, Therapeutic Products Directorate of Health Canada (“TPD”), set out the requirements governing the sale, importation and advertisement of medical devices. The regulations are intended to ensure that medical devices distributed in Canada are both safe and effective. The Canadian medical device classification system is broadly similar to the classification systems in place in the European Union and the United States and is based on a Class I to Class IV risk-based classification system, with Class I being the lowest risk and Class IV being the highest. The TPD has provided a comprehensive set of rules determining the classification of a device, and, ultimately, the responsibility of classification lies with the manufacturer or importer. The TPD has provided a database of common devices and their risk classifications for reference. Devices that are Class II, III and IV are required to have a device license. Class I devices are not so required. Device licenses must be obtained from the TPD before the sale of the device, effectively creating a premarket approval regime for these categories. Many non-invasive devices are classified as Class I devices requiring only an establishment license, while manufacturers of Class II, III and IV devices do not. Effective January 1, 2003, new Canadian regulatory quality systems requirements for medical devices took effect applying established quality standards to all Canadian and foreign manufacturers holding Class II, III and IV medical device licenses, and all Canadian and foreign manufacturers applying for Class II, III and IV medical licenses. These quality system regulations require Class II medical devices to be manufactured under CAN/CSA ISO 13488-1998, and Class III and IV medical devices to be designed and manufactured under CAN/CSA ISO 13485-1998. There are no regulatory quality system requirements for Class I medical devices.

Personal Care Product Regulation

Our personal care products are subject to regulation by the U.S. FDA, FTC, the Consumer Product Safety Commission (the “CPSC”) and various other federal, state, and foreign governmental authorities. Depending upon product claims and formulation, skincare products may be regulated as consumer products, cosmetics, drugs or devices. The Langer/Silipos skincare products are primarily regulated as cosmetics, with the exception of the scar management gel sheeting which are medical devices because of their mode of use. Currently 27% of the newly acquired Twincraft business is soap product that is not regulated by the FDA, but by the CPSC as a consumer product. Currently 71% of the Twincraft business is beauty soap/cleanser that is regulated by FDA as a cosmetic. Currently 2% of the Twincraft business is antimicrobial soap that is regulated by FDA as an OTC drug product.

Traditional soap products, which are defined as products in which most of the nonvolatile matter consists of an alkali salt of fatty acid and the detergent properties are due to the alkali-fatty acid compounds, are regulated by the CPSC under the authority of the Federal Hazardous Substances Act (“FHSA”). The FHSA requires that certain household products bear cautionary labeling to alert consumers to potential hazards that those products present. This could include warning labels for soap products if they are viewed as having irritant properties. If the CPSC believes a consumer product poses a significant hazard, it may demand recall of the product.

Traditional soap products which are intended not only for cleansing but for other cosmetic uses such as beautifying, deodorizing, or moisturizing, are regulated by FDA as cosmetics, as are beauty soaps/cleansers that do not consist primarily of alkali salts of fatty acids. These products would need to meet FDA’s cosmetic requirements. There are fewer regulatory requirements for cosmetic products than for drugs or medical devices. Cosmetics marketed in the United States must comply with the FFDCA, the Fair Packaging and Labeling Act, and the FDA’s implementing regulations. Cosmetics must also comply with the FDA’s ingredient, quality, and labeling requirements and the FTC’s requirements pertaining to truthful and non-misleading advertising.

Traditional soap products and beauty soaps/cleansers that include claims to cure, treat, or prevent disease or to affect the structure or any function of the human body are regulated as drug products. A small percentage of the Twincraft soap products are marketed as acne soaps which are regulated by the FDA as OTC drug products under the final monograph or regulation for topical antimicrobial drug products. Any deviation from the conditions described in the final monograph would require premarket approval from the FDA. If a product is marketed beyond the scope of the final monograph, such as making a labeling claim or including an active ingredient not covered by the monograph, the FDA will consider the product to be unapproved and misbranded and can take enforcement action against the Company or the product. OTC drug products must also comply with the FTC’s requirements pertaining to truthful and non-misleading advertising.

The FDA, FTC, or CPSC could disagree with our characterization of our skincare products or product claims. This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the products’ claims or the safety and effectiveness of our products, or more punitive action, all of which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Pursuant to the FFDCA, the portion of the Twincraft business that is involved with the manufacture of acne soap products must also comply with the FDA’s current good manufacturing practices, or GMPs, for drugs. As part of its regulatory authority, the FDA may periodically inspect the physical facilities, machinery, processes, records, and procedures that we use in the manufacture, packaging, storage and distribution of the drug products. The FDA may perform these inspections at any time and without advanced notice. Twincraft has a dedicated manufacturing line for soaps that are subject to drug regulations. Based on internal audits of the Twincraft facility, we believe it is in substantial compliance with the applicable drug GMP regulations. However, subsequent internal or FDA inspections may require us to make certain changes in our manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders or possibly discontinue selling certain products until we comply with these orders. As a result, our business could be adversely affected.

Federal Privacy and Transaction Law and Regulations

Numerous state, federal and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of patient health information (“patient information”), including the Health Insurance Portability and Accountability Act of 1996, or HIPAA. In the provision of items and services to our customers, we may collect, use, maintain and transmit patient information in ways that are subject to many of these laws and regulations. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Security Standards for the Protection of Electronic Protected Health Information, or Security Rule. The respective compliance dates for these rules for most entities were October 16, 2003, April 14, 2003 and April 20, 2005. In addition, the Standard for Unique Health Identifiers for Health Care Providers, or National Provider Identifier Rule, which is effective May 23, 2007, could affect our business. HIPAA applies to covered entities, which include our business and most healthcare facilities and health plans that contract with us for the use of our services. Other federal and state laws restricting the use and protecting the privacy of patient information also apply to us directly by law or indirectly through contractual obligations to our customers which are directly subject to the laws.

The Transactions Rule establishes format and data content standards for eight of the most common healthcare transactions. When we perform billing and collection services on behalf of our customers we may be engaging in one of more of these standard transactions and will be required to conduct those transactions in compliance with the required standards. The HIPAA Privacy Rule restricts the use and disclosure of patient information, requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. The Privacy Rule and Security Rule require the development and implementation of detailed policies, procedures, contracts and forms to assure compliance.

The National Provider Identifier Rule establishes the standard for a unique health identifier for health care providers for use in the health care system along with implementation specifications for obtaining and using the identifier. In general, this rule requires a covered health care provider and any subpart of the covered entity that would be a covered health care provider if it were a separate legal entity, to apply for a provider identifier and use it in the standard transactions.

The HIPAA rules also require covered entities to contractually obligate certain of their contractors who may receive protected health information during the course of rendering services on behalf of that entity, to abide by certain burdensome business associate contract requirements. We enter into these contracts as business associates of our customers who contract for the use of our protocols and services and with vendors who perform services on our behalf.

Federal and state consumer laws are being applied increasingly by the Federal Trade Commission, or FTC, and state attorneys general to regulate the collection, use and disclosure of personal or patient information, through web sites or otherwise, and to regulate the presentation of web site content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access.

Numerous other federal and state laws protect the confidentiality, privacy and security of patient information. These laws in many cases are more restrictive than and not preempted by the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information we could be subject to criminal or civil sanctions.

Third-Party Reimbursement

Some of our products are prescribed by physicians or other health care service providers and are eligible for third-party reimbursement, including from federal and state health insurance programs, such as Medicare and Medicaid. An important consideration for our business is whether third-party payment amounts will be adequate, since this is a factor in our customers’ selection of our products. The health care industry is continuing to experience a trend toward cost containment as government and private third-party payers seek to contain reimbursement and utilization rates and to negotiate reduced payment schedules with health care product suppliers. We believe that third-party payers will continue to focus on measures to contain or reduce their costs through managed care and other efforts. These trends may result in a reduction from historical levels in per item revenue received for our products.

Medicare policies are important to our business because many of our products are covered by Medicare and sold to Medicare beneficiaries. Moreover, third-party payers often model their policies after the Medicare program’s coverage and reimbursement policies. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Modernization Act, was enacted. This legislation, among other things, substantially revised the manner in which Medicare covers and pays for items of durable medical equipment and orthotic devices. First, this legislation provided that Medicare will not provide annual inflation adjustments to payment amounts for orthotic devices during 2004 through 2006, and for and durable medical equipment during 2004 through 2008. Second, this legislation provided that beginning in 2007, Medicare would begin paying for certain items of durable medical equipment and orthotics through a competitive bidding program instead of the existing fee schedule payment methodology. Off-the-shelf orthotic devices and other non-Class III devices are subject to the program. The competitive bidding program will begin in ten high population metropolitan statistical areas in 2007, and then be expanded to 80 metropolitan statistical areas in 2009, and additional areas thereafter. Payments in regions not subject to competitive bidding may also be adjusted using payment information from regions subject to competitive bidding. Final regulations necessary to implement this competitive bidding program are not yet available, but are expected shortly. We anticipate that many of our products will be subject to competitive bidding in the markets where we do business, and that Medicare payment rates for our products will be affected in markets where competitive bidding is not implemented, and that these changes will affect revenue for many of our products. Third, this legislation provided that all Medicare suppliers must meet new supplier quality standards and be accredited by independent accreditation organizations. Our suppliers will be subject to these new quality standards and accreditation requirements. Fourth, this legislation provided that certain products would be required to meet specified clinical conditions to qualify for Medicare payment.

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

On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final regulation implementing “inherent reasonableness” authority, which allows the agency and contractors to adjust payment amounts by up to 15% per year for certain items and services when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine a realistic and equitable payment amount. CMS may make a larger adjustment each year if it undertakes prescribed procedures. The agency’s authority to use its inherent reasonableness authority was limited somewhat by the Modernization Act. We do not know what impact inherent reasonableness and competitive bidding would have on us or the reimbursement of our products.

Under current Medicare law, suppliers dispensing orthotics and therapeutic shoes must be qualified to do so. Legislation enacted in 2000 requires that suppliers of certain orthotics be certified by specified organizations. CMS and its contractors have at various times sought to require that suppliers of therapeutic shoes be certified by specified organizations. We believe that we are in compliance with these certification requirements to the extent that they apply to our employees and the products we sell. Congress or CMS could further revise these qualification standards in a manner that would affect our ability to participate in the Medicare program.

Considerable uncertainty surrounds the future determination of Medicare reimbursement levels for our products. Items reimbursable under the Medicare program are subject to legislative change, administrative rulings, interpretations, discretion, governmental funding restrictions and requirements for utilization review. Such matters, as well as more general governmental budgetary concerns, may significantly reduce payments available for our products under this program.

In addition to Medicare-related changes, numerous legislative proposals have been introduced in the U.S. Congress and in various state legislatures over the past several years that could cause major reforms of the U.S. health care system.

Licensure

Many states require that suppliers of orthotics and therapeutic shoes be licensed by state licensing agencies to furnish such items in those states. We believe that we are in compliance with all applicable licensure requirements. More states could enact licensure requirements; states with licensure requirements could further revise these requirements in a manner that would affect our ability to conduct our business in these states.

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

Anti-kickback and Fraud Laws

Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. Health and Human Services (“HHS”) has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the Medicare Fraud and Abuse Statute. Although full compliance with these provisions ensures against prosecution under the Medicare Fraud and Abuse Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Medicare Fraud and Abuse Statute will be pursued. The penalties for violating the Medicare Fraud and Abuse Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

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

Physician Self-Referral Laws

We are also potentially subject to federal and state physician self-referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per service and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

False Claims Laws

Under separate statutes, submission of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federal healthcare programs and federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between

$5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. In addition, the Deficit Reduction Action of 2005 (“DRA”) encourages states to enact state-versions of the False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.

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

We have a history of net losses. In order for us to achieve and maintain consistent profitability from our operations, we must continue to achieve product revenue at or above current levels. We may increase our operating expenses as we attempt to expand our product lines and acquire other businesses and products. As a result, we may need to increase our revenues significantly to achieve sustainable profitability. We cannot assure you that we will be able to achieve sustainable profitability. Any such failure could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Our business plan relies on certain assumptions for the market for our products which, if incorrect, may adversely affect our profitability.

We believe that various demographics and industry-specific trends will help drive growth in the medical and personal care markets, including:

•

an aging population with broad medical coverage, increased disposable income and longer life expectancy;

•

a growing emphasis on physical fitness, leisure sports and conditioning, which will continue to lead to increased injuries;

•

increasing awareness and use of non-invasive devices for prevention, treatment and rehabilitation purposes; and

•

an increase in the utilization of personal care products for various applications, including cleansing, cosmetic and for the treatment of various conditions.

These demographics and trends are uncertain. The projected demand for our products could materially differ from actual demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternative treatments to those offered by our products gain widespread acceptance.

We may face difficulties integrating the operations of Twincraft.

We recently completed the acquisition of Twincraft, our largest acquisition to date. Our ability to integrate the operations of Twincraft is subject to various risks, including:

•

failure to effectively integrate the two companies’ sales and marketing teams; and

•

loss of key personnel.

If any of these risks were to materialize in the future, we may not be able to realize the sales or research and development synergies or other benefits expected from this acquisition. Our failure to successfully integrate the operations of Twincraft in a timely manner without incurring unexpected costs could have a material adverse effect on the market price of our common stock, business, financial condition, and results of operations.

There are significant risks associated with our strategy of acquiring and integrating businesses.

A key element of our strategy is the acquisition of businesses and assets that will complement our current business, increase size, expand our geographic scope of operations, and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. Additionally, competition for acquisition opportunities in our industries may escalate, which would increase the costs to us of completing acquisitions or prevent us from making acquisitions. Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

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

In addition, in connection with our acquisitions of Regal Medical Supply, LLC on January 8, 2007, and Twincraft, Inc. on January 23, 2007, we face the risk of incurring potential liabilities of those companies which may not be covered by the limited indemnification in the relevant acquisition agreements.

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

The growth of our personal care business depends on the successful development and introduction of new products and services.

The growth of our personal care business depends on the success of existing products and services, including the manufacturing capabilities of our Twincraft subsidiary, as well as the successful development and introduction of new products manufacturing services, which face the uncertainty of customer acceptance and reaction from competitors. In addition, our ability to create new products and new manufacturing services, and to sustain existing products and services, is affected by whether we can:

•

develop and fund technological innovations;

•

receive and maintain necessary patent and trademark protection;

•

obtain governmental approvals and registrations of regulated products and manufacturing operations;

•

comply with Food and Drug Administration (FDA), Consumer Product Safety Commission, and other governmental regulations; and

•

successfully anticipate consumer needs.

The failure to develop and launch successful new products and provide new and competitive manufacturing services could hinder the growth of our business. Also, any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position.

Changes in the requirements of our personal care customers and increasing dependence on key customers may adversely affect our business.

Our personal care products are sold in a highly competitive global marketplace which is experiencing increased trade concentration. With the growing trend toward consolidation, we are increasingly dependent on key customers, and some of these customers have greater bargaining strength than we do. They may use this strength to demand lower prices, higher trade discounts, allowances or slotting fees, which could lead to reduced sales or profitability. We may also be negatively affected by changes in the requirements of our customers, such as inventory de-stocking, and other conditions.

Rising material and other costs and our increasing dependence on key suppliers could adversely impact our profitability.

Raw and packaging material commodities such as resins, tallow, corn and soybeans are subject to wide price variations. Increases in the costs of these commodities and other costs, such as energy costs, may adversely affect Twincraft’s profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies.

A write-off of intangible assets may adversely affect our results of operations.

Our total assets include substantial intangible assets, including goodwill acquired in connection with the acquisitions of Benefoot, Bi-Op and Silipos, representing the excess of cost over the fair value of the identifiable assets acquired. We expect to incur additional goodwill in connection with other acquisitions we make in the future. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the goodwill or other intangible assets may no longer be recoverable, in which case a charge to earnings would be required. In the year ended December 31, 2005, we recorded a provision for impairment totaling $2,102,000, with regard to certain identifiable intangible assets.

Our business is highly competitive. If we fail to compete successfully, our sales and operating results may be negatively affected and we may not achieve future growth.

The orthopedic, orthotic, prosthetic, skincare and personal care markets are highly competitive. Certain of our competitors in these markets have more resources and experience as well as more recognizable trademarks for products similar to those sold by us. In addition, the market for orthopedic devices and related products is characterized by new product development and corresponding obsolescence of existing products. Our competitors may develop new techniques, therapeutic procedures or alternative products that are more effective than our current technology or products or that render our technology or products obsolete or uncompetitive, which could cause a decrease in orders for our custom orthotic products. Such decreases would have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

We expect that the level of competition faced by us may increase in the future. Some competitors have substantially greater financial, marketing, research and technical resources than us. There can be no assurance that we will be able to compete successfully in the orthopedic, orthotic, prosthetic, skincare and personal care markets. Any such failure could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

On or about February 23, 2006, our Silipos subsidiary commenced an action in New York State Supreme Court, New York County, against Mr. Peter D. Bickel, who was the executive vice president of Silipos, until January 11, 2006. In the action, Silipos sought, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with

Silipos and his non-disclosure agreement with Silipos, and that his termination by Silipos was for “cause” as defined in the employment agreement. Silipos also sought an aggregate of $12 million in compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaint and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. Silipos intends to vigorously defend these counterclaims. On August 8, 2006, the court determined that the restrictive covenant was enforceable against Mr. Bickel for the duration of its term (which expired January 11, 2007), to the extent of prohibiting Mr. Bickel from soliciting certain key customers of the Company with whom he had worked during his employment with Silipos. The Company has withdrawn, without prejudice, its claims for compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. No assurance can be given that the Company will successfully defend against Mr. Bickel’s remaining claims.

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming Langer, Inc., and Silipos as 2 of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.) The demand for arbitration alleges that Silipos is in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed. The demand for arbitration seeks an award of $400,000 and reserves the right to seek a higher award after completion of discovery. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. On January 26, 2007, the arbitrator gave Silipos (and certain other parties unrelated to the Company) permission to move before the arbitrator for a dismissal against Silipos.

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

Our ability to sustain our gross margins has been and will continue to be dependent, in part, on our ability to maintain satisfactory terms with the third-party manufacturers of certain raw materials. These terms may be adversely impacted by changes in our suppliers’ strategies or changes in our relationship with our suppliers. We cannot assure you that we will continue to maintain satisfactory terms with our suppliers. Our inability to maintain such terms, the loss of any of our key suppliers, or any other interruption or delay in the supply of our required materials, or our inability to obtain these materials at acceptable prices or within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

Twincraft’s costs are subject to fluctuations, particularly due to changes in commodity prices and raw materials. Commodity costs fluctuated in 2006 and there can be no assurance that they will not continue to do so in 2007. Therefore, Twincraft’s success is dependent, in part, on our ability to manage these fluctuations through pricing actions, cost savings measures (including outsourcing), and sourcing decisions. In the manufacturing and general overhead areas, Twincraft needs to maintain key supply arrangements, including sole supplier arrangements. Raw and packaging material commodities such as resins, tallow, corn and soybeans used in Twincraft’s operations are subject to wide price variations. Increases in the costs of these commodities and other costs, such as energy costs, may adversely affect Twincraft’s profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies.

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

We enter into multi-year contracts with customers that can impact our results.

We enter into multi-year contracts with some of our customers which include terms affecting our pricing flexibility. There can be no assurance that these restraints will not have an adverse impact on our margins and operating income. While we have a diverse customer base and no customer or distributor constitutes 3.8% percent or more of our consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on our consolidated results of operations.

The nature of our business could subject us to potential product liability and other claims.

The sale of orthotic and prosthetic products and other biomechanical devices and personal care products entails the potential risk of physical injury to patients and other end users and an inherent risk of product liability, lawsuits and product recalls. We currently maintain product liability insurance with coverage limits of $11 million per occurrence and for an annual aggregate maximum subject to a deductible of $25,000. However, we cannot assure you that this coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, will be obtainable at a reasonable cost. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur, and we will continue to be exposed to the risk that our claims may be excluded and that our insurers may become insolvent. A product liability claim or series of claims brought against us for uninsured liabilities or liabilities in excess of our insurance coverage could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. In addition, as a result of a product liability claim, our reputation could be harmed and we may have to recall some of our products, which could result in significant costs to us and have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Health care regulations or health care reform initiatives could materially adversely affect the market price of our common stock and our business, financial condition and results of operations.

Our businesses are subject to governmental regulation and supervision in the United States at the federal and state levels and abroad. These regulations include regulations of the FDA of our medical and personal care products, and regulations regarding Medicare, Medicaid and physician self-referrals for certain of our medical devices and products. Our newly acquired soap manufacturing business (which is part of our personal care segment) is also subject to regulation by the CPSC. These regulations are far-reaching, and we may be required to alter one or more of our practices to be in compliance with these laws. For example, we may be required to obtain regulatory approvals and otherwise comply with regulations regarding safety, quality and efficacy standards of our medical products, and safety and manufacturing practices of our soap products. If we fail to obtain such approvals and otherwise comply with applicable regulatory requirements that could result in government authorities taking punitive actions against us, including, among other things, imposing fines and penalties on us or preventing us from manufacturing or selling our products. Health care fraud and abuse regulations are complex, and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. Any violations of these laws could result in a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. We cannot assure you that these laws and regulations will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with providers of orthotic and biomechanical products.

Changes in government and other third-party payer reimbursement levels could adversely affect the revenues and profitability of our medical segment.

Our medical products are sold by us through our network of national, regional, independent and international distributors, hospitals, doctors and other healthcare providers, many of whom are reimbursed for the healthcare services provided to their patients by third-party payers, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Many of these programs set maximum reimbursement levels for certain of the products sold by us in the United States. We may be unable to sell our products through our distribution channels on a profitable basis if third-party payers deny coverage or reduce their current levels of reimbursement, or if our costs of production increase faster than increases in reimbursement levels. The percentage of our sales dependent on Medicare or other insurance programs may increase as the portion of the United States population over age 65 continues to grow, making us more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payer reimbursement levels because of indexing of Medicare fee schedules by certain third-party payers. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and private insurers seek to contain healthcare costs by imposing lower reimbursement rates and negotiating reduced contract rates with service providers.

Outside the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for new devices and procedures. The ability of hospitals supported by such systems to purchase our products is dependent, in part, upon public budgetary constraints. Canada and some European countries, for example, have tightened reimbursement rates. If adequate levels of reimbursement from third-party payers outside of the United States are not obtained, international sales of our products may decline, which could adversely affect our net sales and could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Our business is subject to substantial government regulation relating to medical products that could have a material adverse effect on our business.

Government regulation in the United States and other countries is a significant factor affecting the research, development, formulation, manufacture and marketing of our products. In the United States, the FDA has broad authority to regulate the design, manufacture, formulation, marketing and sale of medical devices, and other medical products, and many of our personal care products, and the CPSC and the FTC has broad authority over product advertising. Overseas, these activities are subject to foreign governmental regulation, which is in many respects similar to regulation in the United States but which vary from country to country. United States and foreign regulation continues to evolve, which could result in additional burdens on our operations. If we fail to comply with applicable regulations we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. Additionally, the cost of maintaining personnel and systems necessary to comply with applicable regulations is substantial and increasing.

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

Our profitability depends, in part, upon our and our distributors’ ability to obtain and maintain all necessary certificates, permits, approvals and clearances from the United States and foreign regulatory authorities and to operate in compliance with applicable regulations. Delays in the receipt of, or failure to receive necessary approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

The FDA, the CPSC and foreign regulatory authorities have the authority to request and, in some cases, require the recall of products in the event of material deficiencies, design defects or manufacturing defects or consumer complaints which are substantiated by the CPSC. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design defects, or any other incidents related to our medical devices, including, but not limited to, adverse event recalls, cease and desist communications and any other product liability issues related to our medical devices. Any product recall would divert managerial and financial resources and harm our reputation with customers and our business.

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

Our operations are dependent upon the skill, experience and performance of a relatively small group of key management and technical personnel, including our Chairman, our President and Chief Executive Officer and head of our personal care business segment. The unexpected loss of the services of one or more of key management and technical personnel could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

We are currently in the process of filling a vacancy in the position of Chief Financial Officer.

The person who served as the Company’s Chief Financial Officer commencing in February 2004 resigned in September 2006, and the person whom the Company hired as his replacement resigned in early December 2006. The Company has been engaged in a search for a new Chief Financial Officer since that time but, to date, has not located a suitable candidate. The Company has engaged independent consultants to perform many of the duties of the Chief Financial Officer, at a cost greater than the cost of a full-time chief financial officer. In the absence of a full-time Chief Financial Officer, other senior executives have had to devote portions of their time to the financial affairs of the Company, including matters relating to internal financial controls. This has resulted in increased costs to the Company and dilution of the efforts of the senior executives of the Company on the Company’s business, and this is expected to continue until a suitable candidate for Chief Financial Officer has been hired. The continuing absence of a Chief Financial Officer may adversely affect the Company’s ability to fulfill its financial reporting and disclosure obligations.

Our business, operating results and financial condition could be adversely affected if we become involved in litigation regarding our patents or other intellectual property rights.

The orthopedic, orthotic, prosthetics and personal care product industries have experienced extensive litigation regarding patents and other intellectual property rights, and companies in this industry have used intellectual property litigation in an attempt to gain a competitive advantage. Our products may become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office (the “USPTO”), or the foreign equivalents thereto to determine the priority of inventions, by competitors or other companies. The defense and prosecution of intellectual property suits, USPTO interference proceedings or the foreign equivalents thereto and related legal and administrative proceedings are both costly and time consuming. An adverse determination in litigation or interference proceedings to which we may become a party could:

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

In addition, in connection with our acquisition of Silipos, we may be subject to the Potential Poly-Gel Claims discussed under Item 3. Legal Proceedings, including intellectual property claims, brought by Poly-Gel. For any of these potential claims, SSL has generally agreed to indemnify us for losses up to $2.0 million, after which we would be liable for any such claims. For claims arising out of conduct that occurs after the closing of the Silipos transaction on September 30, 2004, we have agreed to indemnify SSL against losses. We would expect to vigorously defend against any claims brought by Poly-Gel. However, if such claims were brought, we may not ultimately prevail.

We may not be able to maintain the confidentiality, or assure the protection, of our proprietary technology.

We hold or have the exclusive right to use a variety of patents, trademarks and copyrights in several countries, including the United States that we are dependent on, including approximately 35 patents and patent applications in the U.S. and certain foreign jurisdictions and a number of trademarks for technologies and brands related to our product offerings. The ownership of a patent or an interest in a patent does not always provide significant protection, and the patents and patent applications in which we have an interest may be challenged as to their validity or enforceability. Others may independently develop similar technologies or design around the patented aspects of our technology. Challenges may result in potentially significant harm to our business. We are also dependent upon a variety of methods and technologies that we regard as proprietary trade secrets. In addition, we have (i) a non-exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated (the “AEI License”) dated as of November 30, 2001, as amended, to manufacture and sell certain products using mineral oil based gels under certain patents, during the life of such patents, and (ii) a license with Gerald Zook (the “Zook License”), effective as of January 1, 1997, to manufacture and sell certain products using mineral oil based gels under certain patents and know how, during the life of such patents, in exchange for sales based royalty payments, that is exclusive as to certain products but is non-exclusive as to others. We also have exclusive licenses to three types of orthotic devices which are patented in the United States and several foreign countries. We believe our trademarks and trade names, including Langer™, Sporthotics™, PPT™, Silipos™, Explorer Gel Liner™, Siloliner™, and Silopad™, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse affect on our business. For the years ended December 31, 2006 and 2005, revenues generated by the products incorporating the technology licensed under the AEI License accounted for approximately 36.4% and 40.2% of our revenues. For the years ended December 31, 2006 and 2005, revenues generated by products covered by the Zook License, as we understand the Zook License, accounted for approximately 8.7% and 23.9% of our revenues. In 2006, Dr. Gerald P. Zook, the licensor of the Zook License, commenced an arbitration proceeding alleging that a broader range of products sold by us are covered by the Zook License and that more license fees are payable by us under the Zook License, but he subsequently discontinued the arbitration against the Company with prejudice. See Item 3, “Legal Proceedings.”

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

The amount of NOL carryforwards that we have claimed to date of approximately $9,800 has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOL or any deductions or losses included in such calculation, and provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS were successful with respect to any challenge in respect of the amount of our NOL, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

Changes in accounting standards regarding stock option plans, which became applicable to the Company as of January 1, 2006, could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also negatively impact our results of operations.

A change in accounting standards (Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“ABP”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 123(R) requires all public companies to account for the fair value of stock options granted to employees as an expense effective as of the beginning of the first fiscal year beginning after June 15, 2005. In 2006, this amount was $186,322. Prior to 2006, we were generally not required to record stock compensation expense in connection with stock option grants, since grants had an exercise price equal to or greater than market. However, in 2005, the Company did have substantial non-cash charges due to certain stock option modifications. The requirement to expense stock options may reduce the attractiveness to us of granting stock options because of the additional expense associated with these grants, which would negatively impact our reported results of operations. For example, if we had been required to expense stock option grants in accordance with the revised rule, our recorded net loss for the year ended December 31, 2005 of approximately $4,557,000 would have been increased by approximately $2,837,000 (of which approximately $766,000 would have represented periodic expense relating to employee stock options granted and $2,071,000 would have represented expenses relating to the acceleration of the vesting of certain options to a net loss of approximately $7,394,000; and for the year ended December 31, 2004, our recorded net income of approximately $375,000 would have been reduced by approximately $521,000, to a net loss of approximately $146,000. Nevertheless, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, when we grant options in the future, our future results of operations will be negatively impacted, as could our willingness to use stock options as an employee recruitment and retention tool.

We are seeking approval from our common stockholders of the issuance of shares issuable upon conversion of our outstanding 5% convertible subordinated notes.

The Company issued an aggregate of $28,880,000 principal amount of its 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”), pursuant to a note purchase agreement dated as of December 8, 2006 (the “Note Purchase Agreement”). The 5% Convertible Notes would be convertible into 6,183,359 shares (the “Conversion Shares”), but for the agreement of certain holders of the 5% Convertible Notes, in the aggregate amount of approximately $24,000,000, not to convert their Notes prior to obtaining stockholder approval of the Notes. The Company expects to call a special meeting of stockholders (the “Special Meeting”) for the purpose of obtaining stockholder approval of the issuance of the Conversion Shares, and the Company has obtained agreements from holders of approximately 46% of the Company’s outstanding common stock to vote to approve the issuance of the Conversion Shares. If we do not obtain stockholder approval of this proposal, the holders of a principal amount of approximately $24,000,000 Notes, or approximately 83% of the outstanding principal amount of the Notes, will not be able to convert their Notes into shares of our common stock, and such principal amounts will remain outstanding. If we do not have adequate cash resources to repay these Notes when they come due, our business and operations could be materially adversely affected.

Risks Related to Our Common Stock

One stockholder has the ability to significantly influence the election of our directors and the outcome of corporate action requiring stockholder approval.

As of March 29, 2007, Warren B. Kanders, our Chairman of the Board of Directors, in his capacity as sole manager and voting member of Langer Partners, LLC (“Langer Partners”) and the sole stockholder of Kanders &

Company, Inc., may be deemed to be the beneficial owner of 2,925,075 shares, or approximately 23.5% of our outstanding common stock. Of this amount, 1,866,856 shares are issued and outstanding, and the balance is acquirable under options, warrants and convertible notes. (This amount does not include a restricted stock award of 500,000 shares, which presently will vest only if and when the Company has earnings before interest, taxes, depreciation and amortization of at least $10,000,000 in any period of four consecutive fiscal quarters, commencing with the quarter beginning January 1, 2007). As of March 27, 2007, current executive officers and directors, including Mr. Kanders, beneficially own an aggregate of 4,598,500 shares, or approximately 34.9% of our outstanding common stock. Consequently, Mr. Kanders, acting alone or together with our other officers and directors, has the ability to significantly influence all matters requiring stockholder approval, including the election of our directors and the outcome of corporate actions requiring stockholder approval, such as a change in control.

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

Although a trading market for our common stock exists, the trading volume has not been significant and there can be no assurance that an active trading market for our common stock will develop or, if developed, be sustained in the future. As a result of the thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future. Our common stock is currently traded on The NASDAQ Global Market.

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

In January 2007, we issued 999,375 shared of our common stock as part of the consideration we paid for the Twincraft acquisition, and we may issue additional shares in 2008 and 2009 if Twincraft achieves certain performance targets which entitle the sellers of Twincraft to additional considerations. In January 2007, we also issued 379,167 shares in connection with the Regal acquisition.

We have a significant amount of convertible indebtedness outstanding and may issue a substantial amount of our common stock in connection with these and other outstanding securities and in connection with future acquisitions and our growth plans; any such issuances of additional shares could adversely affect our stock price.

On December 8, 2006, we sold $28,880,000 of our 5% Convertible Notes in a private placement. At the date of issuance, the 5% Convertible Notes were convertible into 6,080,000 shares of our common stock at a conversion price of $4.75 per share. As a result of the anti-dilution provisions of the 5% Convertible Notes and the issuance of 999,375 shares of common stock in the Twincraft acquisition and 379,167 shares in the Regal acquisition, both of which closed in January 2007, the 5% Convertible Notes are now convertible into 6,183,359 shares of our common stock, at a conversion price, as adjusted, of $4.6706 per share, subject to further adjustment in certain circumstances. The conversion of the 5% Convertible Notes could result in dilution in the value of the shares of our outstanding stock and the voting power represented thereby. The effect of the conversion of all of our outstanding 5% Convertible Notes would be to increase outstanding shares and dilute current shareholders by approximately 54.0% at March 15, 2007. In addition, the conversion price of our 5% Convertible Notes may be lowered under the conversion price adjustment provisions of the notes in certain circumstances, including if we issue common stock at a net price per share less than the conversion price then in effect or if we issue rights, warrants or options entitling the recipients to subscribe for or purchase shares of our common stock at a price per share less than the conversion price (after taking into account any consideration we received for such rights, warrants or options). A reduction in the conversion price may result in the issuance of an additional number of shares upon the conversion of our 5% Convertible Notes. We also have a significant number of stock options and warrants outstanding, and restricted stock awards which would vest if we achieve certain performance targets.

We anticipate issuing additional shares of our common stock and may also issue additional securities convertible into or exercisable or exchangeable for common stock to finance acquisitions or for other reasons in the future. The number of outstanding shares of our common stock that will be eligible for sale in the future is, therefore, likely to increase substantially. Persons receiving shares of our common stock in connection with these acquisitions or financings may be more likely to sell large quantities of their common stock, which may adversely affect the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than would otherwise be obtained. If our security holders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate and may require us to issue greater amounts of our common stock to finance acquisitions. Additional shares sold to finance acquisitions and conversions, exercises and exchanges of other securities for common stock may also dilute our earnings per share.

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

Not applicable.

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

Location	Use	2007 Annual Rent		Owned/ Leased	Lease Termination Date		Size (Square Feet)

Deer Park, New York	Corporate headquarters, manufacturing and distribution	$362,918		Leased	July 31, 2009	(1)	44,500
Deer Park, New York	Warehouse	$6,825		Leased	March 31, 2007	(2)	3,500
Anaheim, California	Manufacturing and distribution	$71,040	(3)	Leased	December 31, 2007		8,000
Stoke-on-Trent, England	Manufacturing and distribution	$63,725	(4)	Leased	June 30, 2009		15,000
Montreal, Canada	Manufacturing and distribution	—		Owned	Not Applicable		7,800
Niagara Falls, New York	Manufacturing and distribution	$422,011	(5)	Leased	May 31, 2018		40,000
New York, New York	Sales	$154,611	(6)	Leased	January 31, 2008		4,600
Niagara Falls, New York	Manufacturing	$2,525		Leased	January 31, 2008		5,250
New York, New York	Sales and administration	$554,716	(7)	Leased	April 30, 2017	(9)	13,500
Markham, Ontario	Sales and administration	$11,987	(8)	Leased	April 30, 2008	(8)	1,933

——————

(1)

In January 2005, we exercised our option to extend the lease to July 31, 2009. The rent under the lease increases 4% annually commencing with each August payment.

(2)

The Company will not extend or renew this lease and has moved the materials formerly stored in this warehouse to its Deer Park facility.

(3)

Lease commenced January 1, 2005. The annual rent increases to $71,040 in 2007. The table above reflects the 2006 annual rent payments due for this lease.

(4)

Assumes a conversion rate of 1.84 U.S. Dollars to 1.00 British pound sterling.

(5)

Reflects the annual rent due in 2007. The rent increases each year throughout the lease.

(6)

On August 1, 2006, the Company decided to abandon its office space at 366 Madison Avenue, New York, NY.

(7)

On December 19, 2005, we entered into a lease (as tenant) with 41 Madison, L.P. (the “Landlord”) of certain space, for use as sales, marketing and executive offices. The lease will run for 10 years, 8 months, which commenced July 5, 2006.

(8)

Assumes a conversion rate of .88 U.S. dollars to 1.00 Canadian dollar.

(9)

Estimated date based upon build-out schedule.

We believe that our manufacturing, warehouse and office facilities are suitable and adequate and afford sufficient capacity for our current and reasonably foreseeable future needs. We believe we have adequate insurance coverage for our properties and their contents.

Item 3. Legal Proceedings

On April 21, 2005, Thermo-Ply, Inc., a Florida corporation, filed an action in the United States District Court for the Middle District of Florida (Tampa Division) against Silipos and four other defendants. The action asserted a claim for alleged infringement of U.S. Patent No. 6,231,617. Thermo-Ply has agreed to settle the action against Silipos. Pursuant to the Silipos stock purchase agreement, SSL has agreed to fund any of the Company’s obligations resulting from the settlement over $150,000. The Company is liable for such $150,000 in connection with the settlement and has already accrued or paid such amount, and SSL has paid its obligations on this matter.

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

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.) The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed. The demand for arbitration seeks an award of $400,000 and reserves the right to seek a higher award after completion of discovery. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. On January 26, 2007, the arbitrator gave Silipos (and certain other parties unrelated to the Company) permission to move before the arbitrator for a dismissal of the case against Silipos.

On or about February 13, 2006, Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006, alleged that he was terminated by Silipos without cause and, therefore, was entitled, pursuant to his employment agreement, to a severance payment of two years’ base salary. On or about February 23, 2006, Silipos commenced an action in New York State Supreme Court, New York County, against Mr. Bickel seeking, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that his termination by Silipos was for “cause” as defined in the employment agreement. Silipos also sought compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaint and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. On August 8, 2006, the Court determined that the restrictive covenant was enforceable against Mr. Bickel for the duration of its term (which expired on January 11, 2007) to the extent of prohibiting Mr. Bickel from soliciting certain key customers of the Company with whom he had worked during his employment with the Company. The Company has withdrawn, without prejudice, its claims for compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. The Company intends to continue to vigorously defend the counterclaims.

Additionally, in the normal course of business, the Company may be subject to claims and litigation in the areas of general liability, including claims of employees, and claims, litigation or other liabilities as a result of acquisitions we have completed. The results of legal proceedings are difficult to predict and we cannot provide you with any assurance that an action or proceeding will not be commenced against us, or that we will prevail in any such action or proceeding. An unfavorable outcome of the arbitration proceeding commenced by Dr. Gerald P. Zook against us and Silipos, may adversely affect our rights to manufacture and/or sell certain products or raise the royalty costs of those certain products.

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

[Remainder of page is intentionally left blank.]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock, par value $0.02 per share, has been traded on the NASDAQ Global Market since August 23, 2005 under the symbol “GAIT”. For more then two years prior thereto, our common stock was traded on the NASDAQ Small Cap Market. The following table sets forth the high and low bid prices for the common stock as reported on the NASDAQ Small Cap Market for the specified periods prior to August 23, 2005 and on the NASDAQ Global Market on and after August 23, 2005.

The last reported sale price on March 15, 2007, was $5.53. On such date, there were approximately 223 holders of record of our common stock. This figure excludes all owners whose stock is held beneficially or in “street” name.

Year ended December 31, 2006	High	Low

First Quarter	$5.30	$3.35
Second Quarter	$5.09	$3.25
Third Quarter	$4.15	$3.02
Fourth Quarter	$4.87	$3.58

Year ended December 31, 2005	High	Low

First Quarter	$8.24	$6.53
Second Quarter	$8.00	$6.18
Third Quarter	$6.96	$4.33
Fourth Quarter	$5.49	$4.25

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

On December 20, 2005, the Company accelerated the vesting of a certain restricted stock award to W. Gray Hudkins originally granted in November 2004, subject to certain lock-up, confidentiality and non-competition agreements. Mr. Hudkins surrendered 17,200 shares of such restricted stock to the Company to satisfy his obligation to reimburse the Company for withholding taxes payable by the Company on behalf of Mr. Hudkins.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and the related notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7. We derived the consolidated statements of operations data for the years ended December 31, 2002 and 2003, from our audited financial statements not included in this Annual Report. We derived the consolidated statements of operations data for the years ended December 31, 2004, 2005 and 2006 and the consolidated balance sheet data as of December 31, 2005 and 2006 from our audited financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year ended Dec. 31, 2006	Year ended Dec. 31, 2005	Year ended Dec. 31, 2004	Year ended Dec. 31, 2003	Year ended Dec. 31, 2002
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$35,236	$40,141	$30,127	$24,721	$18,677
Operating (loss) income	(4,088)	(4,313)	1,177	764	(470)
Change in fair value of Put Option	—	1,750	605	—	—
Change in fair value of Protection Payment	—	—	(223)	—	—
(Loss) income before income taxes	(4,407)	(4,758)	532	161	(998)
Net (loss) income	(4,853)	(4,557)	375	(5)	(1,106)
Net (loss) income per common share:
Basic	(.49)	(0.63)	0.09	—	(0.26)
Diluted	(.49)	(0.63)	0.08	—	(0.26)
Weighted average number of common shares:
Basic	9,978	7,277	4,395	4,374	4,246
Diluted	9,978	7,277	4,793	4,374	4,246

	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Consolidated Balance Sheets:
Working capital	$33,312	$9,204	$1,387	$7,434	$10,569
Total assets	68,849	57,172	47,807	24,023	23,810
Long-term debt	31,732	2,700	24,847	14,589	15,389
Stockholders’ equity	29,017	33,181	5,215	3,775	3,112

As set forth in Item 1, Business, “Acquisition History”, we have completed five acquisitions since May 6, 2002. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Overview” and “Results of Operations,” for information regarding the effect of acquisitions on our results of operations.

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

Overview

We design, manufacture and distribute high-quality medical products and services targeting the long-term care, orthopedic, orthotic and prosthetic markets. Through our wholly-owned subsidiaries Twincraft, Inc., and Silipos, Inc., we also offer a diverse line of personal care products for the private label retail, medical, and therapeutic markets. We sell our medical products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, and international distributors, directly to healthcare professionals, and directly to patients in instances where we also are providing product fitting services. We sell our personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets. We acquired Twincraft, Inc., a leading designer and manufacturer of bar soap, and certain assets of Regal Medical Supply, LLC (“Regal”), a provider of contracture management products and services to patients in long-term care and other rehabilitation settings, in January 2007.

Our broad range of over 500 orthopedic products, including custom foot and ankle orthotic devices, pre-fabricated foot products, rehabilitation products, and gel-based orthopedic and prosthetics products, are designed to correct, protect, heal and provide comfort for the patient. Through our wholly owned subsidiary Regal Medical Inc., starting in 2007 we also provide patient services in long-term care settings by assisting facility personnel in product selection, order fulfillment, product fitting and billing services. Our line of personal care products includes bar soap, gel-based therapeutic gloves and socks, scar management products, and other products that are designed to cleanse and moisturize specific areas of the body, often incorporating essential oils, vitamins and nutrients to improve the appearance and condition of the skin.

Since February 2001, we have consummated the following acquisitions:

•

Twincraft. On January 23, 2007, we acquired Twincraft, our largest acquisition to date, a designer and manufacturer of bar soap focused on the health and beauty, direct marketing, amenities and mass market channels. We acquired Twincraft to expand into additional product categories in the personal care market, to increase our customer exposure for our current line of Silipos gel-based skincare products, and to take advantage of potential commonalities in research and development advances between Twincraft’s and our product grounds. The aggregate consideration paid by us in connection with this acquisition was approximately $26.7 million, including transaction costs, paid in cash and common stock of the Company. We expect a post-closing adjustment to the purchase price based upon the audit of Twincraft’s financial statements for its 2006 fiscal year. The purchase price also potentially includes further payments based upon the performance of Twincraft in 2007 and 2008.

•

Regal Medical Supply. On January 8, 2007, we acquired certain assets of Regal, a provider of contracture management products and services to patients in long-term care and other rehabilitation settings. We acquired Regal as part of an effort to gain access to the long-term care market, to gain a captive distribution channel for certain custom products we manufacture into markets we previously had been unable to penetrate, to obtain higher average selling prices for these products, and to establish a national network of service professionals to enhance our customer relationships in our core markets and new markets. The initial consideration for the acquisition of the assets of Regal was approximately $1.6 million, which has since been reduced to approximately $1.4 million due to a shortfall in the amount of working capital delivered at closing.

•

Silipos. On September 30, 2004, we acquired Silipos, Inc., a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets. We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus. The aggregate consideration paid by us in connection with this acquisition was approximately $17.3 million, including transaction costs of approximately $2.0 million, paid in cash and notes.

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

For each of the years ended December 31, 2006 and 2005, we derived approximately 89% of our revenue from North America, and approximately 11% of our revenue from outside North America. Of our revenue derived from North America for the years ended December 31, 2006 and 2005, approximately 91% and approximately 93%, respectively, was generated in the United States and approximately 9% and approximately 7%, respectively, was generated from Canada.

For the years ended December 31, 2006 and 2005, we reported custom orthotics and distributed products as a single segment called orthopedics, and reported a second segment called skincare. The orthopedics segment also included orthopedic products of Silipos. For 2007, we expect to call our orthopedic segment our medical products segment, and we expect to call our skincare segment our personal care products segment.

For the years ended December 31, 2006 and 2005, we derived approximately 92% and approximately 89% of our revenues, respectively, from our orthopedic segment and approximately 8% and approximately 11%, respectively, from our skincare segment. For 2007, we expect that our personal care products segment will constitute a substantially greater portion of our revenue.

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

Warranty Reserve. Warranty reserves represent our estimate of future costs associated with our warranty of fabricated products and are based upon historical experience. During the year ended December 31, 2004, we increased the reserve by approximately $332,000 and charged approximately $332,000 against the reserve for costs incurred to complete warranty repairs. During the year ended December 31, 2005, we increased the reserve by approximately $290,000 and charged approximately $290,000. The warranty reserve at December 31, 2005 was $70,000. During the year ended December 31, 2006, we increased the reserve by approximately $154,000 and charged approximately $154,000. The warranty reserve at December 31, 2006 was $70,000. If future costs incurred were to differ from our estimates, we may need to increase or decrease our reserve.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts was 9.2% of accounts receivable at December 31, 2006, compared to 7.6% of accounts receivable at December 31, 2005. Management believes that the overall allowance, as a percentage of accounts receivable at December 31, 2006 is appropriate based upon the consolidated collection and write-off history as well as the average age of the consolidated accounts receivable. During the year ended December 31, 2004, we increased the reserve by approximately $172,000 and wrote off, net of recoveries, approximately $17,000 against the allowance. As of December 31, 2004, the allowance for doubtful accounts was approximately $380,000. During the year ended December 31, 2005, we added approximately $151,000 to the allowance and wrote off, net of recoveries, approximately $101,000. At December 31, 2005, the allowance for doubtful accounts was approximately $430,000. During the year ended December 31, 2006, we added approximately $223,000 to the allowance and wrote off, net of recoveries, approximately $182,000. At December 31, 2006, the allowance for doubtful accounts was approximately $471,000. If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.

Inventory Reserve. During the year ended December 31, 2004, we added approximately $214,000 of additional reserves and wrote off approximately $155,000 in excess or obsolete inventory, which was disposed of during the year. During 2004, we reviewed our inventory levels and aging relative to current and expected usage and determined the requirement for additions to the reserve. The inventory reserve for obsolete inventory at December 31, 2004 was approximately $369,000. During the year ended December 31, 2005, we added approximately $453,000 of additional reserves and wrote off approximately $258,000 in excess or obsolete inventory which was disposed of during the year. The reserve for obsolete inventory was approximately $564,000 at December 31, 2005. During the year ended December 31, 2006, we added approximately $468,000 of additional reserves and wrote off approximately $147,000 in excess or obsolete inventory, which was disposed of during the year. The reserve for obsolete inventory was approximately $885,000 at December 31, 2006. If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory. Inventory write-downs represent the estimated loss of value of certain slow-moving inventory or inventory that has been damaged or spoiled. Inventory usage is analyzed using turnover analysis, and an allowance for obsolescence is provided when inventory quantity exceeds its normal cycle. The percentage of allowance is based upon actual usage, historical data and experience. Most of these reserves are associated with raw materials used in the fabrication process and either represent items no longer utilized in the process or significant excess inventory. Inventory for which a reserve has been provided was approximately $1,643,000 and approximately $1,175,000, on an original cost basis, at December 31, 2006 and 2005, respectively. Certain of the raw material inventory for which a reserve was provided have subsequently been used in fabrication, with the related reserve being reversed. However, we re-evaluate the reserve as of the end of each reporting period based upon the age of the existing inventory and the usage analysis.

Valuation Allowance—Deferred Tax Assets. During the year ended December 31, 2004, the valuation allowance was increased by approximately $143,000 to approximately $2,568,000, which represented a full allowance against all net deferred tax assets. During 2005, the valuation allowance was increased by approximately $2,112,000 to approximately $4,680,000. During 2006, the valuation allowance was increased by approximately $2,038,000 to approximately $6,718,000. We believe this valuation allowance is required because it is more likely than not that these deferred tax assets will not be realized. We recorded an adjustment of approximately $275,000 for the prior year under-accrual of deferred taxes related to an intangible impairment in the year ended December 31, 2006.

Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (29.2% as of December 31, 2006 and 36.2% as of December 31, 2005) of our total assets. Furthermore, the distinguishment of reporting units will become an important factor as it is the basis for which goodwill will be valued for impairment.

We had no goodwill or other intangible assets prior to 2002. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets.” We adopted SFAS No. 142 effective January 1, 2002. As a result of the adoption of this standard, amortization of goodwill and certain intangible assets with indefinite lives has been discontinued. Instead, we review these assets for impairment on an annual basis.

During 2004, 2005 and 2006, impairment tests of goodwill and indefinite-lived identifiable intangible assets were performed in accordance with SFAS No. 142 and an evaluation of identifiable intangible assets with definite lives pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As the result of the impairment test completed as of October 1, 2005 in accordance with SFAS No. 142, for the year ended December 31, 2005, we recognized a loss on impairment of identifiable intangible assets with indefinite lives of $1,600,000 and recorded a loss on impairment of $502,000 with respect to identifiable intangible assets with definitive lives in accordance with SFAS No. 144. No impairment was recorded in the year ended December 31, 2006.

During the year ended December 31, 2005, goodwill increased by approximately $798,000. The increase was due to the payment of $900,000 as the full settlement of our obligation under the Silipos stock purchase agreement to pay SSL Holdings, Inc., $1 million if we did not acquire Poly-Gel by March 31, 2006, and which was accounted for under SFAS No. 141, “Business Combinations.” The payment was made on July 15, 2005. Additionally, we recorded professional fees of approximately $67,000 with respect to the acquisition, and a reduction to certain deferred assets and property and equipment totaling approximately $63,000. Goodwill decreased due to a $232,000 reduction in the purchase price paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by decreasing the $7,500,000 principal amount of 5.5% secured promissory note due March 31, 2006 issued to SSL (the “$7.5 Million Note”), and which is reflected herein. Goodwill and identifiable intangible assets, net, at December 31, 2006 were approximately $14,119,000 and approximately $5,961,000, respectively.

During the year ended December 31, 2006, there was no change to goodwill, and identifiable intangible assets decreased by approximately $643,000 as a result of recording amortization expenses for the year.

Stock-Based Compensation. We estimate the fair value of stock options granted using the Black-Scholes option pricing formula and a multiple option award approach. This fair value is then amortized over the requisite service periods of the awards. This option pricing model requires the input of highly subjective assumptions, including the options’ expected lives, price volatility of the underlying stock, risk-free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

We evaluate the assumptions used to value awards on a grant by grant basis. If factors change or if we use a different model, future period estimates of stock-based compensation expense may differ significantly and could have a material effect on operating income, net income and earnings per share.

Results of Operations

The following tables present (i) selected consolidated statements of operations data, and (ii) selected consolidated statements of operations data as a percentage of net sales:

	Years ended December 31,
	2004	2005	2006
Consolidated Statements of Operations Data:

Net sales	$30,126,759	$40,141,498	$35,236,405
Cost of sales	18,022,532	22,222,934	21,922,392
Gross profit	12,104,227	17,918,564	13,314,013
General and administrative expenses	5,927,808	12,257,046	10,357,628
Selling expenses	4,950,947	7,402,843	6,516,229
Research and development expenses	48,694	469,971	528,421
Provision for impairment of identifiable intangible assets	—	2,102,000	—
Operating (loss) income	1,176,778	(4,313,296)	(4,088,265)
Other income (expense):
Interest income	174,261	443,996	631,961
Interest expense	(1,219,427)	(2,692,209)	(947,361)
Change in fair value of Put Option	605,000	1,750,000	—
Change in fair value of Protection Payment	(223,000)	—	—
Other	18,859	53,081	(3,731)
Other expense, net	(644,307)	(445,132)	(319,131)
(Loss) income before income taxes	532,471	(4,758,428)	(4,407,396)
Provision for (benefit from) income taxes	157,683	(201,160)	446,093
Net (loss) income	$374,788	$(4,557,268)	$(4,853,489)

	Years ended December 31,
	2004	2005	2006
Consolidated Statements of Operations Data:

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.8	55.4	62.2
Gross Profit	40.2	44.6	37.8
General and administrative expenses	19.7	30.5	29.4
Selling expenses	16.4	18.4	18.5
Research and development expenses	.2	1.2	1.5
Provision for impairment of identifiable intangible assets	—	5.2	—
Operating (loss) income	3.9	(10.7)	(11.6)
Other income (expense):
Interest income	.6	1.1	1.8
Interest expense	(4.0)	(6.7)	(2.7)
Change in fair value of Put Option	2.0	4.4	—
Change in fair value of Protection Payment	(.7)	—	—
Other	.1	.1	—
Other expense, net	(2.1)	(1.1)	(.9)
(Loss) income before income taxes	1.8	(11.9)	(12.5)
Provision for (benefit from) income taxes	.5	(.5)	1.3
Net (loss) income	1.2%	(11.4)%	(13.8)%

Years Ended December 31, 2006 and 2005

Net loss for the year ended December 31, 2006 was approximately $(4,853,000), or $(0.49) per share on a fully diluted basis, compared to net loss of approximately $(4,557,000), or $(0.63) per share on a fully diluted basis for the year ended December 31, 2005. The principal reasons for the increase in net loss for the year ended December

31, 2006 over 2005 were (i) a decrease in net sales of approximately $4,905,000, or 12.2%, which resulted in a decrease in gross profit of approximately $4,604,000, or 25.7%; (ii) an increase of approximately $647,000 for provision for income taxes; and (iii) that the operating results for the year ended December 31, 2005 included a non-recurring non-cash gain recorded on the expiration of the Put Option (as in hereafter defined) of $1,750,000. There was no such amount in the current year period. These increases in net loss in 2006, compared to 2005, were partially offset by a reduction in interest expense in 2006, compared to 2005 of approximately $1,596,000 due primarily to the interest expense incurred in 2005 with respect to debt issued in connection with the Silipos acquisition of approximately $1,472,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing-rate debt and Protection Payment (as described below) in the $7.5 Million Note, and net of the realization of the call option of $500,000) and the write-off of the unamortized debt discount of $572,000 in connection with the repayment of the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “7% Subordinated Notes”), and approximately $58,000 as the write-off of the related debt placement fees (both of which were included in interest expense in the unaudited condensed consolidated statements of operations). Additionally, selling expenses and general and administrative expenses decreased by approximately $887,000 and approximately $1,899,000, respectively, for the year ended December 31, 2006, compared to the year ended December 31, 2005, as we continued to rationalize selling expenses and instituted cost containment measures for general and administrative expenses. The decrease in general and administrative expenses was primarily attributable to decreases in stock option compensation expense of approximately $1,071,000 of which related to stock options for consulting services and approximately $1,046,000 of which related to a modification to a stock option agreement, and a decrease in stock-based compensation expense of approximately $742,000. These decreases in general and administrative expenses were offset by a number of significant expenses incurred in 2006 including a non-cash charge related to an unrecognized pension loss triggered by the withdrawal of a significant portion of pension assets by a founder of the Company of approximately $397,000, an increase in the allowance for inventory obsolescence of approximately $321,000, the cost to implement the lean manufacturing process in our custom orthotic production facilities of approximately $195,000, lease abandonment costs of approximately $236,000, employee severance costs of approximately $201,000, a fee paid to a lender to obtain a lending facility that we decided not to pursue of $50,000, and fees paid to a financial service consulting firm of approximately $50,000. In addition, research and development expenses increased approximately $58,000 in the year ended December 31, 2006, compared to 2005, which was primarily attributable to the costs associated with the development of alternative gel formulations.

Net sales for the year ended December 31, 2006 were approximately $35,236,000, compared to approximately $40,141,000 for the year ended December 31, 2005, a decrease of approximately $4,905,000, or 12.2%. The principal reason for the decrease was the decrease in Silipos’ net sales of approximately $3,462,000, or 19.8%, from approximately $17,505,000 for the year ended December 31, 2005, to approximately $14,043,000 for the year ended December 31, 2006, and a decline in net sales in our orthotics business before the Silipos acquisition of approximately $1,443,000, or 6.4%, from approximately $22,636,000 for the year ended December 31, 2005, to approximately $21,193,000 for the year ended December 31, 2006. The declines were attributable to several factors described below.

Net sales in our orthopedics segment were approximately $32,301,000 in the year ended December 31, 2006, compared to approximately $35,641,000 in the year ended December 31, 2005, a decrease of approximately $3,340,000, or 9.4%. This decrease was due to the net sales decrease of approximately $1,897,000 from the orthopedic segment of Silipos, and a reduction in net sales in our orthotics business before the Silipos acquisition of approximately $1,443,000, discussed in more detail below.

Within the orthopedic segment, net sales of custom orthotics for the year ended December 31, 2006 were approximately $16,386,000, compared to approximately $17,347,000 for the year ended December 31, 2005, a decrease of approximately $961,000, or 5.5%. Approximately $762,000 of such reduction in sales is the result of the loss of certain of Canadian customers, attributable primarily to the termination of our relationship with our Canadian sales representative in March 2005.

Also within the orthopedic segment, net sales of distributed products for the year ended December 31, 2006 were approximately $4,807,000, compared to approximately $5,289,000 for the year ended December 31, 2005, a decrease of approximately $482,000, or 9.1%. This decrease was primarily attributable to a decrease in the sales of our therapeutic footwear program of approximately $352,000. Additionally, net sales of other distributed products and PPT®, a proprietary product, decreased by approximately $66,000 and $64,000, respectively, in the year ended December 31, 2006, compared to the year ended December 31, 2005.

Net sales of Silipos branded orthopedic products were approximately $11,108,000 in the year ended December 31, 2006, compared to approximately $13,005,000 in the year ended December 31, 2005, a decrease of approximately $1,897,000, or 14.6%, which was attributable to the loss of several customers in the three months ended March 31, 2006, but was partially offset by new business generated in the nine months ended December 31, 2006.

We generated net sales of approximately $2,935,000 in our skincare segment in the year ended December 31, 2006, compared to $4,500,000 in the year ended December 31, 2005, a decrease of approximately $1,565,000, or 34.8%. Net sales in the skincare segment represented 20.9% of Silipos’ net sales for the year ended December 31, 2006, compared to 25.7% for the year ended December 31, 2005, and represented 8.3% of total net sales for the year ended December 31, 2006, compared to 11.2% of total net sales for the year ended December 31, 2005. The reason for the decrease in net sales in the skincare segment is the loss of certain customers and high inventory levels of customers, thereby reducing their re-order requirements.

Cost of sales, on a consolidated basis, decreased approximately $301,000, or 1.4%, to approximately $21,922,000 for the year ended December 31, 2006, compared to approximately $22,223,000 for the year ended December 31, 2005. Cost of sales did not decline as much as net sales because manufacturing overhead, which is primarily comprised of fixed expenses, and direct labor of which was fairly consistent with the prior year, more than offset the reduction in material costs (variable) in 2006, compared to 2005.

Cost of sales in the orthopedic segment were approximately $20,534,000, or 63.6% of orthopedic net sales in the year ended December 31, 2006, compared to approximately $20,343,000, or 57.1% of orthopedic net sales in the year ended December 31, 2005. The reason for the decrease in the cost of sales, both on an absolute and percentage basis, is discussed above.

Costs of sales for custom orthotics were approximately $12,793,000, or 78.1% of net sales of custom orthotics for the year ended December 31, 2006, compared to approximately $12,359,000, or 71.2% of net sales of custom orthotics for the year ended December 31, 2005. Cost of sales of historic distributed products were approximately $3,205,000, or 66.7% of net sales of distributed products in the orthotics business for the year ended December 31, 2006, compared to approximately $3,175,000, or 60.0% of net sales of distributed products in the orthotics business for the year ended December 31, 2005.

Cost of sales for Silipos’ branded orthopedic products were approximately $4,536,000, or 40.8% of net sales of Silipos’ branded orthopedic products of approximately $11,108,000 in the year ended December 31, 2006, compared to approximately $4,809,000, or 37.0% of net sales of Silipos’ branded orthopedic products of approximately $13,005,000 in the year ended December 31, 2005, because of a change in the mix of products, which carry different gross margins.

Cost of sales for skincare products were approximately $1,388,000, or 47.3% of net sales of skincare products of approximately $2,935,000 in the year ended December 31, 2006, compared to approximately $1,880,000, or 41.8% of net sales of skincare products of approximately $4,500,000 in the year ended December 31, 2005. The reason for the decrase of approximately $492,000, or 26.1%, is explained above in cost of sales, on a consolidated basis.

Consolidated gross profit decreased approximately $4,604,000, or 25.7%, to approximately $13,314,000 for the year ended December 31, 2006, compared to approximately $17,918,000 in the year ended December 31, 2005. Consolidated gross profit as a percentage of net sales for the year ended December 31, 2006 was 37.8%, compared to 44.6% for the year ended December 31, 2005. The principal reason for the decrease in consolidated gross profit was the gross profit decrease at Silipos of approximately $2,697,000. Silipos’ blended gross profit (including both orthopedic and skincare) as a percentage of its net sales for the year ended December 31, 2006 was 57.8%, compared to 61.8% for the year ended December 31, 2005. Excluding Silipos, our gross profit in our orthotics business before the Silipos acquisition decreased by approximately $1,907,000, or 5.4% as a percentage of net sales, to approximately $5,195,000 for the year ended December 31, 2006, compared to a gross profit in our orthotics business before the Silipos acquisition of approximately $7,102,000 for the year ended December 31, 2005, which was attributable to the allocation of fixed costs over a smaller amount of net sales. The reduction in Silipos’ gross profit can also be attributed to fixed cost components of cost of sales.

Gross profit for the orthopedic segment was approximately $11,767,000, or 36.4% of net sales of the orthopedic segment in the year ended December 31, 2006, compared to approximately $15,298,000, or 42.9% of net sales of the orthopedic segment in the year ended December 31, 2005.

Gross profit for custom orthotics was approximately $3,593,000, or 21.9% of net sales of custom orthotics for the year ended December 31, 2006, compared to approximately $4,988,000, or 28.8% of net sales of custom orthotics for the year ended December 31, 2005. Gross profit for our historic distributed products was approximately $1,602,000, or 33.3% of net sales of distributed products in the orthotics business for the year ended December 31, 2006, compared to approximately $2,114,000, or 40.0% of net sales of distributed products in the orthotics business for the year ended December 31, 2005. The decrease in gross profit in custom orthotics was attributable to increases in overhead expenses, as well as a slight increase in certain material prices. The decrease in gross profit in distributed products from our historical business was attributable to a decrease in the net sales of historic distributed products.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $6,572,000, or 59.2% of net sales of Silipos’ branded orthopedic products for the year ended December 31, 2006, compared to approximately $8,196,000, or 63.0% of net sales of Silipos’ branded orthopedic products for the year ended December 31, 2005.

Gross profit generated by our skincare segment was approximately $1,547,000, or 52.7% of net sales in the skincare segment for the year ended December 31, 2006, compared to approximately $2,620,000, or 58.2% of net sales in the skincare segment for the year ended December 31, 2005.

General and administrative expenses for the year ended December 31, 2006 were approximately $10,358,000, or 29.4% of net sales, compared to approximately $12,257,000, or 30.5% of net sales for the year ended December 31, 2005, representing a decrease of approximately $1,899,000. This decrease was attributable to decreases in stock option compensation expense of approximately $1,071,000, of which related to stock options for consulting services and approximately $1,046,000 of which related to a modification to a stock option agreement, a decrease in stock-based compensation expense of approximately $742,000, a decrease in professional fees of approximately $660,000 and a decrease in other net general and administrative expenses of approximately $89,000. These decreases were partially offset by an increase of approximately $397,000 due to a loss on pension settlement, an increase in rent expense of approximately $547,000 recognized with respect to the new New York City office lease, an increase in consulting fees of approximately $314,000 incurred primarily with respect to our lean manufacturing initiative, an increase of approximately $236,000 due to the loss on abandonment of certain New York City office space, an increase in consulting fees (primarily information technology related) of approximately $153,000, and an increase of approximately $61,000 due to the write-off of certain assets.

Selling expenses decreased approximately $887,000, or 12.0%, to approximately $6,516,000 for the year ended December 31, 2006, compared to approximately $7,403,000 for the year ended December 31, 2005. Selling expenses as a percentage of net sales were 18.5% in the year ended December 31, 2006, compared to 18.4% in the year ended December 31, 2005. Silipos’ selling expenses decreased by approximately $1,155,000, from approximately $4,005,000 in the year ended December 31, 2005, to approximately $2,850,000 in the year ended December 31, 2006. Selling expenses in our orthotics business before the Silipos acquisition increased by approximately $268,000, from approximately $3,398,000 in the year ended December 31, 2005, to approximately $3,666,000 in the year ended December 31, 2006. The overall decrease of approximately $887,000 is due to decreases in sales and sales related salaries of approximately $535,000, which includes certain reclassifications of personnel (net of commissions paid to our former Canadian representative), royalties of approximately $262,000, advertising and promotions of approximately $109,000, and other related selling expenses of approximately $169,000, which was offset by increases in consulting and professional fees of approximately $127,000, and severance and severance related expenses of approximately $61,000. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our orthotics business before the Silipos acquisition. We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses. Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

Research and development expenses increased from approximately $470,000 in the year ended December 31, 2005, to approximately $528,000 in the year ended December 31, 2006, an increase of approximately $58,000, or 12.3%, which was primarily attributable to the costs associated with the development of alternative gel formulations.

During 2004, 2005 and 2006, the Company performed impairment tests of goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, and evaluation of the useful lives of acquired intangible assets subject to amortization were performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of the impairment test completed as of October 1, 2005, we recognized a loss on impairment of identifiable intangible assets with indefinite lives of $1,600,000 and recorded a loss on impairment of $502,000 with respect to identifiable intangible assets with definitive lives.

Interest income increased from approximately $444,000 in the year ended December 31, 2005, to approximately $632,000 in the year ended December 31, 2006. This increase of approximately $188,000 was due to the liquidity that was available through the August 2006 repayment of the 4% Convertible Notes, discussed below. This liquidity resulted from the net proceeds from our public offering that closed in June 2005, which were available for investment in short-term cash equivalents for eight months in 2006. Additionally, the increase in interest income in 2006, compared to 2005, is attributable to the increase in short-term interest rates.

Interest expense was approximately $947,000 in the year ended December 31, 2006, compared to approximately $2,692,000 for the year ended December 31, 2005, a decrease of approximately $1,745,000. The principal reasons for the decrease in 2006 were that the year ended December 31, 2005 included:

(i)

Interest expense of approximately $547,000 associated with the various components of the acquisition indebtedness incurred in connection with the Silipos acquisition, which was repaid in full in June and July 2005 and thus was not outstanding at any time in the year ended December 31, 2006;

(ii)

Interest amortization of the estimated fair value of the warrants (debt discount) issued in connection with the 7% Subordinated Notes, which aggregated approximately $106,000, and the amortization of the related debt placement costs of approximately $12,000;

(iii)

Amortization of interest expense of approximately $677,000 associated with the increasing-rate debt and interest costs related to the Protection Payment included in the $7.5 Million Note (see Note 9, “Long-Term Debt,” in the financial statements included in Item 8 of this Annual Report); and

(iv)

The write-off of approximately $572,000 of unamortized debt discount and the write-off of approximately $58,000 of the related debt placement fees in connection with the repayment of the 7% Subordinated Notes.

These amounts were partially offset in the year ended December 31, 2005 by the realization of the call option of $500,000 which was recorded as a reduction in interest expense in the year ended December 31, 2005.

We recorded the expiration of the Put Option on February 16, 2005 as an additional non-cash gain of $1,750,000 from the change in the estimated fair value of the Put Option in the year ended December 31, 2005. No such amount was recorded in the year ended December 31, 2006.

The provision for income taxes was approximately $446,000 in the year ended December 31, 2006, compared to a benefit for income taxes of approximately $(201,000) in the year ended December 31, 2005. In the year ended December 31, 2006, we provided for current federal income taxes of approximately $23,000, current foreign income taxes of approximately $89,000 and a deferred income tax expense totaling approximately $334,000 (approximately $64,000 of which relates to foreign income taxes). In the year ended December 31, 2005, we provided for current foreign income taxes of approximately $113,000 and a deferred income tax benefit totaling approximately $(314,000) (approximately $22,000 of which relates to foreign income taxes). The Company recorded an adjustment of approximately $275,000 for prior year under-accrual of deferred taxes related to an intangible impairment in the year ended December 31, 2006.

Years Ended December 31, 2005 and 2004

Net loss for the year ended December 31, 2005 was approximately $(4,557,000), or $(0.63) per share on a fully diluted basis, compared to net income of approximately $375,000, or $0.08 per share on a fully diluted basis for the year ended December 31, 2004. The principal reasons for the net loss were the impairment with respect to certain identifiable intangible assets with indefinite lives totaling $1,600,000, and the impairment of certain identifiable intangible assets with definite lives of $502,000. Additionally, we realized non-cash compensation expense with respect to certain stock awards (approximately $742,000) and stock options (approximately $2,303,000) granted totaling approximately $3,045,000, approximately $1,313,000 of which was attributable to our acceleration of vesting of such stock awards and stock options. These items were partially offset by the non-recurring non-cash gain of $1,750,000 from the change in the fair value of the Put Option (as hereinafter defined) that we assumed in connection with our acquisition of Silipos. The Put Option is contained in the supply agreement between Silipos and Poly-Gel, L.L.C. (“Poly-Gel”) dated August 20, 1999, which we assumed in connection with the Silipos acquisition. The supply agreement provided that Poly-Gel had the option (the “Put Option”) to cause Silipos to purchase the assets or shares of Poly-Gel at a purchase price, payable in cash, of 1.5 times Poly-Gel’s revenues in the 12-month period prior to the exercise of the Put Option. At September 30, 2004, the fair value of the Put Option was $2,355,000. At December 31, 2004, the fair value of the Put Option was $1,750,000. The Put Option expired unexercised on February 16, 2005 in accordance with its terms. In late 2004, we engaged in discussions with Poly-Gel regarding our possible acquisition of Poly-Gel. However, these discussions were terminated and we did not acquire Poly-Gel. We recorded the reduction in the estimated fair value of the Put Option obligation of $605,000 at December 31, 2004, as a non-cash gain from the change in the estimated fair value of the Put Option in the consolidated statement of operations for the year ended December 31, 2004, and as described above, we recorded the expiration of the Put Option as an additional non-cash gain of $1,750,000 during the three months ended March 31, 2005. The results for the year ended December 31, 2005 also reflect the impact of the following events on our orthotics business resulting from our acquisition and integration of Silipos: interest expense incurred with respect to debt issued in connection with the Silipos acquisition of approximately $842,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing-rate debt and the Protection Payment, net of the realization of the Refund Provision, as described below) in the $7.5 Million Note. Additionally, the results were impacted by an increase in professional fees of approximately $1,245,000; an increase of approximately $719,000 associated with stock-based compensation (stock award) (including approximately $431,000 relating to the acceleration of the vesting of the stock awards); an increase in severance compensation and related legal reserves of $372,000; an increase in stock option compensation of approximately $2,303,000, approximately $1,257,000 of which related to stock options for consulting services and approximately $1,046,000 of which related to a modification to a stock option agreement, (including approximately $882,000 relating to the acceleration of the vesting of the stock options for consulting services); an increase in amortization expense of approximately $288,000 associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition; and an increase of approximately $141,000 of depreciation. Additionally, during the year ended December 31, 2005, we recorded approximately $572,000 as the write-off of the unamortized debt discount in connection with the repayment of the 7% Subordinated Notes, and approximately $58,000 as the write-off of the related debt placement fees (both of which were included in interest expense in the consolidated statements of operations).

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

Net sales for the year ended December 31, 2005 were approximately $40,141,000, compared to approximately $30,127,000 for the year ended December 31, 2004, an increase of approximately $10,014,000, or approximately 33.2%. The principal reason for the increase was the net sales of approximately $17,505,000 in 2005 generated by Silipos, compared to $5,558,000 generated by Silipos in 2004 (which was acquired on September 30, 2004 and thus only contributed to the 2004 results for one quarter), partially offset by a decline in net sales of approximately $1,933,000 in our orthotics business before the Silipos acquisition. The decline was attributable to several factors described below.

Net sales of orthopedics were approximately $35,641,000 in the year ended December 31, 2005, compared to approximately $27,947,000 in the year ended December 31, 2004, an increase of approximately $7,694,000, or 27.5%. This increase was due to the net sales increase of approximately $9,627,000 from the orthopedic segment of Silipos, offset by a reduction in net sales in our orthotics business before the Silipos acquisition of approximately $1,933,000.

Within the orthopedic segment, net sales of custom orthotics for the year ended December 31, 2005 were approximately $17,347,000, compared to approximately $18,836,000 for the year ended December 31, 2004, a decrease of approximately $1,489,000. Net sales of ankle-foot orthoses (“AFO’s”) increased from approximately $1,571,000 in the year ended December 31, 2004, to approximately $1,696,000 in the year ended December 31, 2005. However, these increases were more than offset by a decrease in our other custom foot orthotic sales

(exclusive of revenue from AFO’s) of approximately $1,614,000, from approximately $17,265,000 in the year ended December 31, 2004, to approximately $15,651,000 in the year ended December 31, 2005.

Net sales of historic distributed products for the year ended December 31, 2005 were approximately $5,289,000, compared to approximately $5,733,000 for the year ended December 31, 2004, a decrease of approximately $444,000, or 7.7%. This decrease was attributable to a decrease in sales of certain distributed products, including shoes and PPT®, a proprietary shock absorption cushion product used, among other things, in the fabrication of insoles, and shoes.

Net sales of Silipos branded orthopedic products were approximately $13,005,000 in the year ended December 31, 2005, compared to approximately $3,378,000 in the year ended December 31, 2004. The 2005 sales represents the full year effect of the Silipos acquisition whereas the 2004 net sales represent only sales of Silipos following our acquisition of Silipos on September 30, 2004.

Through Silipos, we generated net sales of approximately $4,500,000 in our skincare segment in the year ended December 31, 2005, compared to $2,180,000 in the year ended December 31, 2004. We had skincare sales in the year ended December 31, 2004 for only the last three months of the year, following our acquisition of Silipos on September 30, 2004. Net sales in the skincare segment represented 25.7% of Silipos’ sales for the year ended December 31, 2005, and represented 11.2% of our total net sales for the year ended December 31, 2005. The cost of sales associated with skincare was approximately $1,880,000, or 41.8% of net sales in our skincare segment, resulting in a gross profit of 58.2%.

Cost of sales, on a consolidated basis, increased approximately $4,200,000, to approximately $22,223,000 in the year ended December 31, 2005, compared to approximately $18,023,000 in the year ended December 31, 2004. This increase was primarily attributable to the increase in cost of sales incurred by Silipos of approximately $4,558,000 in the year ended December 31, 2005, offset by a decrease in cost of sales in our orthotics business before the Silipos acquisition of approximately $358,000, which was attributable to a decrease in net sales, partially offset by an increase in overhead and certain material costs.

Cost of sales in the orthopedic segment was approximately $20,343,000, or 57.1% of orthopedic net sales in the year ended December 31, 2005, compared to approximately $17,129,000, or 61.3% of orthopedic net sales in the year ended December 31, 2004. The reason for the increase in the cost of sales was the cost of sales related to the Silipos’ products, which nevertheless generated higher gross profit.

Cost of sales for custom orthotics were approximately $12,359,000, or 71.2% of net sales of custom orthotics for the year ended December 31, 2005, compared to approximately $12,346,000, or 65.5% of net sales of custom orthotics for the year ended December 31, 2004. Cost of sales of historic distributed products were approximately $3,175,000, or 60.0% of net sales of distributed products in the orthotics business for the year ended December 31, 2005, compared to approximately $3,546,000, or 61.9% of net sales of distributed products in the orthotics business for the year ended December 31, 2004.

Cost of sales for Silipos branded orthopedic products were approximately $4,809,000, or 37.0% of net sales of Silipos branded orthopedic products of approximately $13,005,000 in the year ended December 31, 2005, compared to approximately $1,237,000, or 36.6% of net sales of Silipos branded orthopedic products of approximately $3,378,000 in the year ended December 31, 2004.

Cost of sales for skincare products were approximately $1,880,000, or 41.8% of net sales of skincare products of approximately $4,500,000 in the year ended December 31, 2005, compared to approximately $894,000, or 41.0% of net sales of skincare products of approximately $2,180,000 in the year ended December 31, 2004.

Consolidated gross profit increased approximately $5,814,000, or 48%, to approximately $17,918,000 for the year ended December 31, 2005, compared to approximately $12,104,000 for the year ended December 31, 2004. Consolidated gross profit as a percentage of net sales for the year ended December 31, 2005 was 44.6%, compared to 40.2% for the year ended December 31, 2004. The principal reason for the increase in consolidated gross profit was the gross profit contribution from Silipos of approximately $10,816,000 for the year ended December 31, 2005. Silipos’ consolidated gross profit as a percentage of its net sales for the year ended December 31, 2005 was 61.8%, which includes both orthopedics and skincare. Excluding Silipos, our gross profit as a percentage of net sales was 31.4% for the year ended December 31, 2005, reflecting a decrease from a gross profit of 35.3% for the year ended December 31, 2004.

Gross profit for the orthopedic segment was approximately $15,298,000, or 42.9% of net sales of the orthopedic segment in the year ended December 31, 2005, compared to approximately $10,818,000, or 38.7% of net sales of the orthopedic segment in the year ended December 31, 2004.

Gross profit for custom orthotics was approximately $4,988,000, or 28.8% of net sales of custom orthotics for the year ended December 31, 2005, compared to approximately $6,490,000, or 34.5% of net sales of custom orthotics for the year ended December 31, 2004. Gross profit for our historic distributed products was approximately $2,114,000, or 40.0% of net sales of distributed products in the orthotics business for the year ended December 31, 2005, compared to approximately $2,187,000, or 38.1% of net sales of distributed products in the orthotics business for the year ended December 31, 2004. The decrease in gross profit in custom orthotics was attributable to increases in certain overhead expenses, as well as a slight increase in certain material prices. The slight decrease in gross profit in distributed products from our historical business was attributable to a decrease in the net sales of historic distributed products.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $8,196,000, or 63.0% of net sales of Silipos’ branded orthopedic products, compared to $2,141,000, or 63.4% of net sales of Silipos’ branded orthopedic products for the year ended December 31, 2004. The gross profit was enhanced by our decision to manufacture our own gel products used in production. Such products were previously purchased from Poly-Gel pursuant to the supply agreement between Silipos and Poly-Gel.

Gross profit generated by our skincare segment was approximately $2,620,000, or 58.2% of net sales in the skincare segment for the year ended December 31, 2005, compared to $1,286,000, or 59.0% of net sales in the skincare segment for the year ended December 31, 2004.

General and administrative expenses for the year ended December 31, 2005 were approximately $12,257,000, or 30.5% of net sales, compared to approximately $5,928,000, or 19.7% of net sales for the year ended December 31, 2004, representing an increase of approximately $6,329,000. Silipos generated approximately $1,539,000 of general and administrative expenses in the year ended December 31, 2005, which included legal fees totaling $333,000 ($150,000 with respect to the Thermo-Ply litigation), compared to approximately $307,000 in the year ended December 31, 2004, which represents the full year effect of Silipos’ operations in 2005. The principal reason for the remaining increase of $5,097,000 was due to an increase in stock option compensation (approximately $2,303,000, approximately $1,257,000 of which related to stock options for consulting services and approximately $1,046,000 of which related to a modification to a stock option agreement), an increase in stock-based compensation (approximately $719,000), an increase in severance and related legal reserves ($372,000), an increase in professional fees (approximately $1,245,000), an increase in amortization expense associated with the identifiable intangible assets with definite lives acquired in the Silipos acquisition (approximately $288,000), an increase in depreciation expense (approximately $141,000), and a write off of certain other assets totaling $166,000.

Selling expenses increased approximately $2,452,000, or 49.5%, to approximately $7,403,000 for the year ended December 31, 2005, compared to approximately $4,951,000 for the year ended December 31, 2004. Selling expenses as a percentage of net sales were 18.4 % and 16.4% for the years ended December 31, 2005 and 2004, respectively. Silipos incurred approximately $4,005,000 of selling expenses in the year ended December 31, 2005, compared to approximately $1,816,000 of selling expenses for the year ended December 31, 2004, and selling expenses in our orthotics business before the Silipos acquisition increased by approximately $263,000, from approximately $3,135,000 in the year ended December 31, 2004, to approximately $3,398,000 in the year ended December 31, 2005. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our orthotics business before the Silipos acquisition. We intend to continue to closely monitor selling expenses in our historic custom orthotics and distributed products businesses. Additionally, we expect to continue to monitor and review the selling expenses of Silipos in order to focus such expenditures on growth areas and products.

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

Interest expense was approximately $2,692,000 for the year ended December 31, 2005, compared to approximately $1,219,000 for the year ended December 31, 2004, an increase of approximately $1,473,000. The principal reasons for the increase in 2005 were:

(i)

Nominal interest expense of approximately $547,000 in the year ended December 31, 2005 associated with the various components of the acquisition indebtedness incurred in connection with the Silipos acquisition, which closed on September 30, 2004, of which $5.5 million was repaid in June 2005 and $10.5 million was repaid in July 2005, compared to $242,000 in the year ended December 31, 2004;

(ii)

Interest recorded with respect to a capital lease assumed in the Silipos acquisition, which totaled approximately $443,000 in the year ended December 31, 2005, compared to $111,000 in the year ended December 31, 2004;

(iii)

Interest amortization of the estimated fair value of the warrants (debt discount) issued in connection with the 7% Subordinated Notes, which aggregated approximately $106,000, and the amortization of the related debt placement costs of approximately $12,000 in the year ended December 31, 2005, compared to $57,000 and $6,000, respectively for the year ended December 31, 2004;

(iv)

Amortization of interest expense of approximately $677,000 (net of the $100,000 discount provided as part of the settlement) associated with the increasing-rate debt and interest costs related to the Protection Payment included in the $7.5 Million Note (see Note 9, “Long-Term Debt”); and

(v)

The write-off of approximately $572,000 of unamortized debt discount and the write-off of approximately $58,000 of the related debt placement costs, discussed in (iii) above, in connection with the repayment of the 7% Subordinated Notes.

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

The (benefit from) provision for income taxes was approximately $(201,000) in the year ended December 31, 2005, compared to $158,000 in the year ended December 31, 2004. In 2005, we provided for current foreign income taxes of approximately $113,000 and a deferred income tax benefit totaling approximately $314,000 (approximately $22,000 of which relates to foreign taxes). In the year ended December 31, 2004, we provided deferred income expense of $154,000 and a foreign tax provision of $4,000.

Liquidity and Capital Resources

Working capital as of December 31, 2006 was approximately $33,312,000, compared to approximately $9,204,000 as of December 31, 2005. Cash balances at December 31, 2006 were approximately $29,767,000, an increase of approximately $10,938,000, from approximately $18,829,000 at December 31, 2005. The increase in working capital at December 31, 2006 is attributable to the receipt from proceeds from the sale on December 8, 2006 of the 5% Convertible Notes totaling approximately $28,880,000, plus proceeds of approximately $46,000 from the exercise of stock options and warrants, less $14,439,000 repayment of 4% Convertible Notes on August 31, 2006 and payments of other notes payable, less cash payments for purchases of property and equipment of approximately $2,133,000, less payments of approximately $1,215,000 of cost related to deferred finance costs and $507,000 of costs related to acquisitions that occurred in January 2007. The total cash used for the Twincraft acquisition on January 23, 2007 was approximately $23,700,000, and it is probable that we will have to make a significant payment in the second quarter of 2007 as an adjustment to the purchase price based on the audited operating results of Twincraft for the year ended December 31, 2006 and its financial position as of the closing date of the acquisition.

Net cash used in operating activities was approximately $341,000 for the year ended December 31, 2006. Net cash provided by operating activities was approximately $3,867,000 in the year ended December 31, 2005. Net cash used in operations in the year ended December 31, 2006 resulted primarily from decreases in accounts receivable, inventory and prepaid expenses, and an increase in accounts payable and other current liabilities and loss on pension due to settlement. The net cash provided by operating activities in the year ended December 31, 2005 resulted primarily from decreases in accounts receivable relating to a decrease in sales from Silipos, which was principally due to the loss of certain orthopedic customers, and the decline in the sales of skincare, as well as decreases in inventory and prepaid expenses and an increase in accounts payable and other current liabilities.

Net cash used in investing activities in the year ended December 31, 2006 was approximately $2,030,000. Net cash used in investing activities was approximately $2,328,000 in the year ended December 31, 2005. Net cash used in investing activities in the year ended December 31, 2006 reflects the cash payment of costs totaling approximately $507,000 associated with acquisitions finalized in January 2007, and office equipment and leasehold improvements for our new facility in New York City totaling approximately $1,685,000. Net cash used in investing activities in the year ended December 31, 2005 represented the cash utilized to purchase Silipos of approximately $1,277,000 and purchase of property and equipment of approximately $990,000.

We generated cash flows from financing activities of approximately $13,255,000, which represents the gross proceeds of approximately $46,000 relating to the exercise of stock options and warrants plus $28,880,000 from the sale of the 5% Convertible Notes less expenses paid through December 31, 2006 of approximately $1,215,000, less the repayment of approximately $14,439,000 of the 4% Convertible Notes on August 31, 2006. Net cash from financing activities was approximately $13,406,000 in the year ended December 31, 2005, which reflects the proceeds of approximately $33,975,000 from the public offering less expenses of $4,665,000, less repayment of the 7% Subordinated Notes of approximately $5,500,000 plus interest, the $7.5 Million Note plus interest and the $3.0 Million Note plus interest. (See discussion of notes below.)

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

In the year ended December 31, 2006, we generated a net loss after income taxes of approximately $4,853,000, which included a provision for income taxes of approximately $446,000, a loss on pension settlement of approximately $397,000 and depreciation of property and equipment and amortization of identifiable intangible assets of approximately $1,791,000. In the year ended December 31, 2005, we generated a net loss after income taxes of approximately $4,557,000, which included loss on impairment of certain identifiable intangible assets totaling $2,102,000. Additionally, we incurred compensation charges for stock awards, stock options granted to consultants, modifications to stock option agreements and acceleration of vesting of certain stock awards and options which in the aggregate were approximately $3,045,000. These charges were partially offset by the non-cash gain of $1,750,000 for the change in the estimated fair value of the Put Option. In the year ended December 31, 2004, we generated earnings after taxes of approximately $375,000, which included a non-cash gain of $605,000 for the change in the estimated fair value of the Put Option. There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs. In such event, we would likely need to raise additional funds through public or private equity, borrowings from banks or other institutional lenders or debt financings. In addition, our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot assure you that any such funds will be available to us on favorable terms, or at all.

We are working with various banking entities to consolidate our banking relationships with one bank. The process, when complete, will enable us to better manage our cash and other liquid assets by allowing all of our cash and cash equivalents to be accessed and controlled centrally. Such a facility will allow the daily investment of cash balances in excess of immediate requirements. In addition to consolidating the control and management of cash and cash equivalents, we are seeking a working capital lending facility to meet any short-term requirements for cash. The working capital lending facility will allow us to fund any additions to property and equipment that may be required or to fund any small acquisitions of interest.

Our 2007 plan for capital investments is to approve additions to property and equipment as the need may arise for cost effective investments or emergency replacements. Currently, no major projects have been approved for capital additions during 2007.

Changes in Significant Balance Sheet Accounts—December 31, 2006

Accounts receivable, net, decreased from approximately $5,182,000 at December 31, 2005, to approximately $4,602,000 at December 31, 2006, a decrease of approximately $580,000. The decrease is primarily attributable to a decrease in accounts receivable relating to our custom orthotic business from approximately $2,914,000, net at December 31, 2005 to approximately $2,432,000, net at December 31, 2006, and a net increase in allowance for doubtful accounts from approximately $498,000 at December 31, 2005, to $539,000 at December 31, 2006.

Inventories, net, decreased from approximately $4,123,000 at December 31, 2005, to approximately $3,275,000 at December 31, 2006, a decrease of approximately $848,000, which was attributable partially to the net increase in the reserve for excess or obsolete inventory from approximately $564,000 at December 31, 2005 to approximately $885,000 at December 31, 2006 and partly to our focus to reduce certain excess inventory levels, principally in the distributed products group of our orthopedic segment.

Prepaid expenses and other current assets increased from approximately $820,000 at December 31, 2005, to approximately $891,000 at December 31, 2006, an increase of approximately $71,000. The increase was primarily attributable to increases in prepaid insurance, which was partially offset by decreases in prepaid medical premiums, prepaid convention expenses and prepaid supplies due to the establishment of certain cost containment initiatives, and the write-off of certain assets.

Property and equipment, net, increased from approximately $7,035,000 at December 31, 2005, to approximately $8,245,000 at December 31, 2006, an increase of approximately $1,210,000. The change was primarily attributable to the investment in property and equipment of approximately $2,343,000, offset by depreciation expense of approximately $1,147,000 in the year ended December 31, 2006. The increase is primarily attributable to the leasehold improvements and furnishings made to the new New York City lease office space totaling approximately $1,685,000, plus other additions of approximately $658,000. We do not currently anticipate significant additions to property and equipment in 2007 for our existing business, other than items purchased for either production or administrative purposes in the normal course of business.

Identifiable intangible assets, net, decreased from approximately $6,604,000 at December 31, 2005, to approximately $5,961,000 at December 31, 2006, a decrease of approximately $643,000, of which was attributable to amortization expense recorded for the year ended December 31, 2006.

Other assets increased from approximately $460,000 at December 31, 2005, to approximately $1,989,000 at December 31, 2006, an increase of approximately $1,529,000. The increase was contributed principally by a net increase in deferred costs of approximately $1,734,000, offset by the amortization of debt acquisition costs of approximately $144,000, and the decrease of approximately $61,000 due to the write-off of certain assets.

Goodwill was approximately $14,119,000 at both December 31, 2005 and December 31, 2006.

Accounts payable increased from approximately $1,070,000 at December 31, 2005, to approximately $1,243,000 at December 31, 2006, an increase of approximately $173,000, which was consistent with our level of operation.

Other current liabilities decreased from approximately $3,675,000 at December 31, 2005, to approximately $3,406,000 at December 31, 2006, a decrease of approximately $269,000. The change was primarily attributable to decreases in accrued professional fees of approximately $396,000, accrued severance of approximately $219,000, accrued bonuses of approximately $126,000, and accrued interest with respect to our capital lease of approximately $104,000. These decreases were partially offset by increases in certain accrued liabilities such as accrued acquisition costs of approximately $473,000 relating to our acquisitions finalized in January 2007, and costs relating to the loss on abandonment of certain New York City office space of approximately $200,000.

Deferred income taxes payable increased by approximately $334,000, from approximately $1,325,000 at December 31, 2005, to approximately $1,659,000 at December 31, 2006. The increase was primarily attributable to the income tax effect of the amortization deducted for income tax purposes related to goodwill and trade names, which are not amortizable for financial reporting purposes.

Changes in Significant Balance Sheet Accounts—December 31, 2005

Accounts receivable, net, decreased from approximately $7,056,000 at December 31, 2004, to approximately $5,182,000 at December 31, 2005, a decrease of approximately $1,874,000. The decrease is primarily attributable to a decrease in accounts receivable relating to Silipos from approximately $3,324,000, net at December 31, 2004 to approximately $1,856,000, net at December 31, 2005, and an increase in provision for doubtful accounts from approximately $380,000 at December 31, 2004, to $430,000 at December 31, 2005. The difference in accounts receivable balances relating to Silipos is attributable to the decrease in fourth quarter sales, which were approximately $3,863,000 in 2005, compared to approximately $5,558,000 in the fourth quarter of 2004, due partially to the loss of certain orthopedic customers in the 2005 quarter, as well as the reduction in the skincare sales in the three months ended December 31, 2005, compared to the three months ended December 31, 2004 which reflected very strong skincare sales.

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

Prepaid expenses and other current assets decreased from approximately $1,388,000 at December 31, 2004, to approximately $820,000 at December 31, 2005. The 2004 balances included $418,000 incurred in connection with the registration statement of our underwritten public offering, which were charged to additional paid in capital upon the completion of the offering. This was partially offset by prepaid rent, supplies and prepaid conventions totaling $118,000.

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

Other assets decreased from approximately $762,000 at December 31, 2004, to approximately $460,000 at December 31, 2005, a decrease of approximately $302,000. The change was primarily attributable to the amortization of deferred debt acquisition costs of approximately $193,000, and the write-off of the unamortized portion of debt placement costs of approximately $58,000 and the write-off of certain other assets totaling $166,000 for the year ended December 31, 2005, partially offset by deposits of approximately $100,000 with an investment banking firm engaged to find acquisition targets.

Goodwill increased from approximately $13,321,000 at December 31, 2004, to approximately $14,119,000 at December 31, 2005, an increase of approximately $798,000. The increase was attributable to the payment of $900,000 as the full settlement of our obligation under the Silipos stock purchase agreement to pay SSL Holdings, Inc., $1 million if we did not acquire Poly-Gel by March 31, 2006, and which was accounted for under SFAS No. 141. The settlement agreement was consummated and payment was made on July 15, 2005. Additionally, we recorded professional fees of approximately $66,000 with respect to the acquisition and a write-down totaling approximately $64,000 of certain deferred tax assets and property and equipment to their fair value. These increases were partially offset by a $232,000 reduction in the purchase price paid by us to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement.

Accounts payable increased from approximately $1,140,000 at December 31, 2004, to approximately $1,070,000 at December 31, 2005, an increase of approximately $70,000 which was consistent with our level of operation.

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

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of December 31, 2006 measured from the end of our current fiscal year (December 31):

	Payments due By Period (In thousands)
Contractual Obligations	Total	Less than Year	1-3 Years	4-5 Years	More than 5 Years

Operating Lease Obligations	$8,012	$1,318	$2,559	$1,295	$2,840
Capital Lease Obligations	5,570	422	1,329	948	2,871
Interest on Long-term Debt	7,154	1,455	4,351	1,348	—
5% Convertible Notes due December 7, 2011	28,880	—	—	28,880	—
Note Payable to Landlord	185	33	125	27	—
Severance Obligations	116	116	—	—	—
Total	$49,917	$3,344	$8,364	$32,498	$5,711

Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”). The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The shares of the Company’s common stock acquirable upon conversion of the 5% Convertible Notes, which may include additional number of shares of common stock as may be issuable on account of adjustments of the conversion price under the 5% Convertible Notes. The Company has agreed to file a registration statement with respect to the shares acquirable on conversion of the 5% Convertible Notes (the “Underlying Shares”).

The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007. Accrued interest on the 5% Convertible Notes was $97,043 for the year ended December 31, 2006. Subject to the agreements of certain holders of the 5% Convertible Notes described at the end of this paragraph, at the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes. This resulted in a total debt discount of approximately $400,000, which will be amortized over the term of the 5% Convertible Notes as interest expense. The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date; and (iv) at any time after December 7, 2007, if the closing price of the Common Stock of the Company on the NASDAQ Stock Market (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into Common Stock at the conversion price then applicable. The Company has obtained agreements from holders of approximately $24,000,000 in principal amount of the 5% Convertible Notes not to convert their notes prior to the approval by the stockholders of the issuance of the common stock issuable upon conversion of the notes. The Company has called a Special Meeting of Stockholders for April 19, 2007, to obtain such approval, and holders of approximately 50% of the Company’s common stock have agreed to vote in favor of such approval at any meeting of stockholders held prior to July 1, 2007.

In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by holders of 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes. Events of default are defined to include change in control of the Company.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,700,000 as of December 31, 2006. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission at the rate of 4% of the amount of 5% Convertible Notes sold, excluding 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes.

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the “4% Convertible Notes”), in a private placement. On June 20, 2005, $150,000 of the 4% Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest is payable semi-annually on the last day of June and December. Interest expense on the 4% Convertible Notes for the years ended December 31, 2006, 2005 and 2004 was $385,040, $580,377, and $583,560, respectively. Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder, whose sole manager and voting member is Warren B. Kanders, the Company’s Chairman of the Board of Directors since November 12, 2004, held $2,500,000 principal amount of these 4% Convertible Notes. The 4% Convertible Notes were convertible into shares of the Company’s common stock at a conversion price of $6.00 per share (equal to the market value of the Company’s stock on October 31, 2001). The 4% Convertible Notes, plus accrued interest, were paid in full on August 31, 2006.

The Company received net proceeds of $13,668,067 from the offering of the 4% Convertible Notes. The cost of raising these proceeds was $920,933, which was amortized through August 31, 2006 when the 4% Convertible Notes were repaid in full. The amortization of these costs for the years ended December 31, 2006 and 2005 were $127,853 and $192,715, respectively, and were included in interest expense in the related consolidated statements of operations.

We issued $1,800,000 in promissory notes in connection with the acquisition of Benefoot. $1,000,000 of the notes were repaid on May 6, 2003 and the balance was repaid on May 6, 2004. Related interest expense for the year ended December 31, 2004 was $11,111.

On September 30, 2004, the Company completed the acquisition of all of the outstanding stock of Silipos (see Note 2, “Acquisition of Silipos” in the financial statements included in this Annual Report in Item 8). In connection with the acquisition of Silipos, the Company issued:

(i)

$5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “7% Subordinated Notes”) to ten accredited investors;

(ii)

$7,500,000 principal amount of 5.5% secured promissory note due March 31, 2006 (the “$7.5 Million Note”) to SSL; and

(iii)

$3,000,000 principal amount of 5.5% promissory note due December 31, 2009 (the “$3.0 Million Note”) to SSL.

The 7% Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners held $750,000 principal amount of these 7% Subordinated Notes. As part of such issuance, the Company also issued warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which are exercisable until September 30, 2009. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the 7% Subordinated Notes, and recorded as additional interest expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third-party for placing the 7% Subordinated Notes, which warrants have a fair value of $75,800 using the Black-Scholes pricing model and the same assumptions used to value the other warrants. The Company recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fees for the nine months ended September 30, 2005, which was included in interest expense on the applicable consolidated statement of operations all of which was recognized in the six months ended June 30, 2005. There were no such amounts in the current year’s period. The Company repaid the 7% Subordinated Notes, plus accrued interest of $175,389, all of which was incurred in 2005, and which totaled $5,675,389 on June 15, 2005, with a portion of the net proceeds from its public offering of common stock. Accordingly, as of June 30, 2005, the Company wrote off the unamortized balance of $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fees of $57,973, all of which was included as interest expense on the unaudited condensed consolidated statement of operations for the year ended December 31, 2005.

The $7.5 Million Note was secured by the pledge of the stock of Silipos and was subject to increase pursuant to the obligation under the $7.5 Million Note, as amended, to make a cash payment of $500,000, or increase the principal balance of the $7.5 Million Note by $1 million if it was not repaid by May 31, 2005 (“Protection Payment”). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005. The Company recorded the $7.5 Million Note and the $3.0 Million Note at their face value, which represented the fair value of the notes on their date of issuance (September 30, 2004). The Company adjusted the carrying value of the $7.5 Million Note and the $3.0 Million Note to $7.986 million and $2.737 million, respectively, at December 31, 2004, and further adjusted the carrying value of the notes as of January 1, 2005 to $7.723 million and $3.0 million, respectively, upon the Company’s determination to follow Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt,” with respect to the $7.5 Million Note. On March 31, 2005, the Company entered into a settlement agreement (the “Settlement Agreement”) and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006, to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect the Company’s election on March 15, 2005, in accordance with its terms, to increase the principal amount effective April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note was $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties amended and restated the $3.0 Million Note, which was originally due on December 31, 2009, to provide that the $3.0 Million Note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note were repaid in full on or before March 31, 2006. Both notes were repaid in full on July 15, 2005. The Company determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” in that there is no provision for net settlement. The Company followed the guidance of EITF No. 86-15, which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, the Company recorded additional interest expense of approximately $677,000 (in excess of the initial coupon rate of 5.5%, 7.5% after April 1, 2005) as increases to the carrying value of the $7.5 Million Note for the year ended December 31, 2005 all of which was recorded in the six months ended June 30, 2005.

Under its original terms, the $3.0 Million Note would be reduced by half of any Protection Payment actually made pursuant to the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid prior to March 31, 2006. The Company determined that the right to reduce the $3.0 Million Note by 50% of the Protection Payment made on the $7.5 Million Note if both the $7.5 Million Note and the $3.0 Million Note were repaid in full by March 31, 2006, represented a call option (“Refund Provision”) that is an embedded derivative that met the criteria under SFAS No. 133 for bifurcation and separate accounting treatment. The exercise price pursuant to the call option under the $3.0 Million Note is equal to the principal amount of the $3.0 Million Note less any refund the Company is entitled to under the Refund Provision, based upon whether or not the $7.5 Million Note has been repaid and the date of exercise. The Company concluded that the Refund Provision embedded in the $3.0 Million Note is not clearly and closely related to the $3.0 Million Note because the $3.0 Million Note could be settled in such a way that the holder of such note would not recover substantially all of its investment. After reaching this determination, the Company followed the guidance of DIG B-16, which concludes that call options embedded in debt that are not considered clearly and closely related to the debt itself are net settleable and thus require bifurcation. Accordingly, the Refund Provision was recorded at fair value at issuance date (September 30, 2004), and was subsequently marked to market through earnings. The fair value of the Refund Provision embedded in the $3.0 Million Note was determined to be de minimis and accordingly, no asset was recorded at September 30, 2004. Based upon a fair market value analysis to an unrelated third-party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset (call option) and a non-cash gain on the change in the fair value of the call option for the three month period ending June 30, 2005. In making this determination, consideration was given primarily to the fact that the Company had completed its underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the $7.5 Million Note and the $3.0 Million Note, plus interest, before their contractual due dates. SSL provided a discount of $100,000 for the early payment and the Company realized $500,000 with respect to the Refund Provision upon the repayment of the $7.5 Million Note and the $3.0 Million Note in July 2005, which was recorded as a reduction in interest expense upon realization in the year ended December 31, 2005, which was offset by the reversal of the non-cash gain on the change in the fair value of the call option (Refund Provision) recorded as of June 30, 2005.

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

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”). The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest totaling $4,006, commencing August 2006. The Note is secured by a $202,320 increase to an unsecured letter of credit originally provided to the landlord at lease commencement. The amount of the revised unsecured letter of credit is $570,992. The current portion of the Note, $33,145, is included in other current liabilities, including current installments of note payable, and the non-current portion of the Note of $151,970 at December 31, 2006.

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

Recently Issued Accounting Pronouncements

On June 15, 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06−3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF No. 06−3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company has been accounting for sales tax as net and is currently assessing the impact on showing gross as opposed to net, in accordance with EITF No. 06-3, which it will adopt at the beginning of fiscal year ending December 31, 2007, and disclose accordingly.

On July 13, 2006, the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto. However, the Company does not expect the adoption of FIN 48 to have a material effect on its financial position or operating results.

On September 13, 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 as of December 31, 2006, as required. Adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company is evaluating SFAS No. 157 and its impact on the Company’s consolidated financial statements, but it is not expected to have a significant impact.

Unaudited Quarterly Financial Data

Set forth below is certain unaudited quarterly financial data for each of the last eight quarters, and such data expressed as a percentage of our revenue for the respective quarters. The information has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such quarterly information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	Mar. 31, 2005(1)	June 30, 2005(1)	Sep. 30, 2005	Dec. 31, 2005(2)	Mar. 31, 2006	June 30, 2006	Sep. 30, 2006	Dec. 31, 2006(3)
	(In thousands, except per share data)

Sales	$10,397	$10,052	$10,531	$9,162	$8,345	$9,194	$9,065	$8,633
Cost of sales	5,502	5,486	5,758	5,477	5,318	5,439	5,366	5,800
Gross profit	4,895	4,566	4,773	3,685	3,027	3,755	3,699	2,833

Operating expenses:
General and administrative	2,265	2,582	2,421	4,990	2,340	2,355	2,493	3,170
Selling	1,939	2,015	1,747	1,702	1,828	1,695	1,567	1,427
Research and development	130	110	112	117	123	142	151	112
Provision for impairment of identifiable intangible assets.	—	—	—	2,102	—	—	—	—
Total operating expenses	4,334	4,707	4,280	8,911	4,291	4,192	4,211	4,709
Income (loss) from operations	561	(141)	493	(5,226)	(1,264)	(437)	(512)	(1,875)
Interest and other income (expense)	(827)	(1,569)	(174)	(125)	(153)	(39)	(62)	(65)
Change in fair value of Put Option.	1,750	—	—	—	—	—	—	—
Change in fair value of Call Option	—	500	—	—	—	—	—	—
Income (loss) before taxes	1,484	(1,210)	319	(5,351)	(1,417)	(476)	(574)	(1,940)
Provision for (benefit from) income taxes	39	48	83	(371)	8	6	(21)	452
Net income (loss)	$1,445	$(1,258)	$236	$(4,980)	$(1,425)	$(482)	$(553)	$(2,392)

Net income (loss) per share
Basic	$.33	$(.24)	$.02	$(.51)	$(.14)	$(.05)	$(.06)	$(.24)
Diluted	$.22	$(.24)	$.02	$(.51)	$(.14)	$(.05)	$(.06)	$(.24)

	Mar. 31, 2005	June 30, 2005	Sep. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sep. 30, 2006	Dec. 31, 2006

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.9	54.6	54.7	59.8	63.7	59.2	59.2	67.2
Gross profit	47.1	45.4	45.3	40.2	36.3	40.8	40.8	32.8
Operating expenses:
General and administrative	21.8	25.7	23.0	54.5	28.0	25.6	27.5	36.7
Selling	18.6	20.0	16.6	18.6	21.9	18.4	17.3	16.5
Research and development	1.3	1.1	1.1	1.3	1.5	1.6	1.6	1.3
Provision for impairment of identifiable intangible assets.	—	—	—	22.9	—	—	—	—
Total operating expenses	41.7	46.8	40.6	97.2	51.4	45.6	46.4	54.5
Income (loss) from operations	5.4	(1.4)	4.7	(57.0)	(15.1)	(4.8)	(5.6)	(21.7)
Interest and other income (expense)	(8.0)	(15.6)	(1.7)	(1.4)	(1.9)	(0.4)	(0.7)	(0.8)
Change in fair value of Put Option.	16.8	—	—	—	—	—	—	—
Change in fair value of Call Option	—	5.0	—	—	—	—	—	—
Income (Loss) before taxes	14.3	(12.0)	3.0	(58.4)	(17.0)	(5.2)	(6.3)	(22.5)
Provision for (benefit from) income taxes	0.4	0.5	0.8	(4.0)	0.1	—	(0.2)	5.2
Net income (loss)	13.9%	(12.5)%	2.2%	(54.4)%	(17.1)%	(5.2)%	6.1%	(27.7)%

——————

(1)

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

(2)

Included in the operating results for the quarter ended December 31, 2005 were:

(a)

a provision for impairment of certain identifiable intangible assets totaling $2,102,000; and

(b)

stock award and stock option compensation expense totaling approximately $2,398,000, of which approximately $1,313,000 related to the acceleration of vesting of certain stock options and stock awards.

(3)

Included in the operating results for the quarter ended December 31, 2006 were:

(a)

an additional provision for inventory obsolescence of approximately $286,000;

(b)

a pension settlement loss of approximately $397,000;

(c)

the loss on abandonment of certain New York City office space of approximately $112,000; and

(d)

a provision for income taxes of approximately $437,000.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In general, business enterprises can be exposed to market risks, including fluctuation in commodity and raw materials prices, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in commodities and raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives. In the Silipos acquisition, the Company acquired the Put Option (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the subsection headed “Results of Operations - Years Ended December 31, 2006 and 2005”); under the Silipos Purchase Agreement and the $7.5 Million Note, the Company became obligated to make the Protection Payment (as defined in Item 7 in the subsection headed “Long-Term Debt”). The Put Option expired unexercised in accordance with its terms in the three months ended March 31, 2005. The Protection Payment was accounted for under EITF No. 86-15 (see Notes 1(b), 2 and 9 of the Notes to the Consolidated Financial Statements, in Item 8 of this Annual Report).

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
Deer Park, New York

We have audited the accompanying consolidated balance sheets of Langer, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We have also audited the schedule for the years ended December 31, 2006 and 2005 listed in the Index at Item 15 of the Company’s Annual Report on the Form 10-K for the year ended December 31, 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Langer, Inc. and Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(p) to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

Also, in our opinion, the schedule present fairly, in all material respects, the information set forth therein for the years ended December 31, 2006 and 2005.

(Signed BDO Seidman, LLP)

Melville, New York
March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Langer, Inc.
Deer Park, New York

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Langer, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Langer, Inc. and Subsidiaries operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule of Langer, Inc. and subsidiaries for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Jericho, New York
March 17, 2005

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$29,766,997	$18,828,989
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $539,321 and $498,073, respectively	4,601,870	5,182,368
Inventories, net	3,275,113	4,122,998
Prepaid expenses and other	891,357	819,757
Total current assets	38,535,337	28,954,112
Property and equipment, net	8,245,417	7,034,885
Identifiable intangible assets, net	5,960,590	6,604,015
Goodwill	14,119,213	14,119,213
Other assets	1,988,913	460,151
Total assets	$68,849,470	$57,172,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
4% Convertible notes	$—	$14,439,000
Other current liabilities, including current installment of notes payable	3,406,296	3,674,947
Accounts payable	1,242,531	1,070,152
Unearned revenue	574,415	565,744
Total current liabilities	5,223,242	19,749,843
Non current liabilities:
Long-term debt:
5% Convertible notes	28,880,000	—
Note payable	151,970	—
Obligation under capital lease	2,700,000	2,700,000
Other liabilities	1,117,623	69,989
Unearned revenue	100,438	106,713
Accrued pension expense	—	40,388
Deferred income taxes payable	1,659,333	1,324,932
Total liabilities	39,832,606	23,991,865

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 10,156,673 and 9,992,923, respectively	203,134	199,859
Additional paid in capital	46,951,501	46,722,004
Accumulated deficit	(18,195,109)	(13,341,620)
Accumulated other comprehensive income (loss)	253,979	(203,091)
	29,213,505	33,377,152
Treasury stock at cost, 84,300 shares	(196,641)	(196,641)
Total stockholders’ equity	29,016,864	33,180,511
Total liabilities and stockholders’ equity	$68,849,470	$57,172,376

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004

Net sales	$35,236,405	$40,141,498	$30,126,759
Cost of sales	21,922,392	22,222,934	18,022,532
Gross profit	13,314,013	17,918,564	12,104,227
General and administrative expenses	10,357,628	12,257,046	5,927,808
Selling expenses	6,516,229	7,402,843	4,950,947
Research and development expenses	528,421	469,971	48,694
Provision for impairment of identifiable intangible assets	—	2,102,000	—
Operating (loss) income	(4,088,265)	(4,313,296)	1,176,778
Other income (expense):
Interest income	631,961	443,996	174,261
Interest expense	(947,361)	(2,692,209)	(1,219,427)
Change in fair value of Put Option	—	1,750,000	605,000
Change in fair value of Protection Payment	—	—	(223,000)
Other	(3,731)	53,081	18,859
Other expense, net	(319,131)	(445,132)	(644,307)
(Loss) income before income taxes	(4,407,396)	(4,758,428)	532,471
Provision for (benefit from) income taxes (Note 15)	446,093	(201,160)	157,683
Net (loss) income	$(4,853,489)	$(4,557,268)	$374,788
Net (loss) income per common share:
Basic	$(.49)	$(.63)	$.09
Diluted	$(.49)	$(.63)	$.08
Weighted average number of common shares used in computation of net (loss) income per share:
Basic	9,977,972	7,277,240	4,395,180
Diluted	9,977,972	7,277,240	4,793,439

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Unearned Stock Compensation	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity
	Shares	Amount					Foreign Currency Translation	Unrecognized Periodic Pension Costs	Comprehensive Income

Balance at January 1, 2004	4,447,451	$88,949	$(115,457)	$—	$13,202,129	$(9,159,140)	$211,821	$(453,109)		$3,775,193
Net income						374,788			$374,788
Foreign currency adjustment							82,330		82,330
Minimum pension liability adjustment, net of tax								18,901	18,901
Total comprehensive income									$476,019	476,019
Exercise of stock options	500	10			1,590					1,600
Stock issued for services	17,082	342			126,922					127,264
Common stock issued for restricted stock grants	40,000	800		(300,000)	299,200					—
Amortization of unearned stock compensation				22,917						22,917
Issuance of warrants					811,700					811,700
Balance at December 31, 2004	4,505,033	90,101	(115,457)	(277,083)	14,441,541	(8,784,352)	294,151	(434,208)		5,214,693
Net loss						(4,557,268)			$(4,557,268)
Foreign currency adjustment							(67,383)		(67,383)
Minimum pension liability adjustment, net of tax								4,349	4,349
Total comprehensive loss									$(4,620,302)	(4,620,302)
Stock grant for consulting services	901	18			4,982					5,000
Common stock issued for restricted stock grants	100,000	2,000		(465,000)	463,000					—
Amortization of unearned stock compensation				742,083						742,083
Effect of stock options issued for compensation for services					1,256,988					1,256,988
Sale of stock in public offering	5,226,989	104,540			33,870,889					33,975,429
Expenses of public offering, including sales commissions					(4,673,686)					(4,673,686)
Stock returned to treasury in settlement of obligations			(81,184)							(81,184)
Effect of modification to stock option agreement					1,045,625					1,045,625
Conversion of Convertible Note to common stock, net	25,000	500			147,115					147,615
Exercise of stock options	110,000	2,200			165,550					167,750
Exercise of warrants	25,000	500								500
Balance at December 31, 2005	9,992,923	199,859	(196,641)	—	46,722,004	(13,341,620)	226,768	(429,859)		33,180,511

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)

	Common Stock		Treasury Stock	Unearned Stock Compensation	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity
	Shares	Amount					Foreign Currency Translation	Unrecognized Periodic Pension Costs	Comprehensive Income

Net loss						(4,853,489)			$(4,853,489)
Foreign currency adjustment							170,682		170,682
Change in unrecognized actuarial loss								375,335	375,335
Unrecognized transition costs								(88,947)	(88,947)
Total comprehensive loss									$(4,396,419)	(4,396,419)
Stock-based compensation expense	—	—	—	—	186,322	—	—	—		186,322
Exercise of stock options	128,750	2,575	—	—	43,175	—	—	—		45,750
Exercise of warrants	35,000	700	—	—	—	—	—	—		700
Balance at December 31, 2006	10,156,673	$203,134	$(196,641)	$—	$46,951,501	$(18,195,109)	$397,450	$(143,471)		$29,016,864

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004

Cash Flows From Operating Activities:
Net (loss) income	$(4,853,489)	$(4,557,268)	$374,788
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	1,790,825	1,647,680	953,222
Gain on sale of property and equipment	(1,348)	(10,402)	—
Loss on abandonment of property and equipment	8,046	—	—
Provision for impairment of identifiable intangible assets	—	2,102,000	—
Change in fair value of Put Option	—	(1,750,000)	(605,000)
Change in fair value of Protection Payment	—	—	223,000
Amortization of debt acquisition costs	144,185	262,940	199,346
Amortization of debt discount	—	678,502	57,398
Amortization of unearned stock compensation	—	742,083	22,917
Compensation expense for options issued for services and option modification	—	2,302,613	—
Loss on pension settlement	407,154	—	—
Stock-based compensation expense	186,322	—	—
Provision for doubtful accounts receivable	223,168	151,066	172,295
Deferred income tax (benefit) provision	334,401	(314,678)	131,988
Issuance of stock for services	—	5,000	66,132
Changes in operating assets and liabilities:
Accounts receivable	417,704	1,698,594	(206,165)
Inventories	894,890	708,627	(216,305)
Prepaid expenses	189,284	145,471	(78,718)
Other assets	126,021	167,512	—
Accounts payable and other current liabilities	265,423	60,250	(387,236)
Unearned revenue and other liabilities	(473,394)	(172,835)	(59,690)
Net cash (used in) provided by operating activities	(340,808)	3,867,155	647,972
Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	2,270	70,000	—
Purchase of property and equipment	(1,525,541)	(989,881)	(1,197,845)
Deferred acquisition costs	(506,526)	—	—
Deposits	—	(130,975)	—
Purchase of businesses, net of cash acquired	—	(1,277,194)	(5,796,534)
Net cash used in investing activities	(2,029,797)	(2,328,050)	(6,994,379)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	28,880,000	—	5,500,000
Proceeds from the exercise of stock options	45,750	167,750	1,600
Proceeds from the exercise of warrants	700	500	—
Repayment of convertible notes	(14,439,000)	—	—
Deferred financing costs	(1,215,082)	—	—
Repayment of note payable	(17,205)	—	—
Sale of stock in public offering	—	33,975,429	—
Repayment of promissory notes	—	(10,491,000)	—
Repayment of senior subordinated notes payable	—	(5,500,000)	—
Offering expense paid, including sales commission	—	(4,665,383)	—
Cash paid to settle withholding obligation	—	(81,184)	—
Repayment of promissory notes	—	—	(800,000)
Net cash provided by financing activities	13,255,163	13,406,112	4,701,600

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	For the Years Ended December 31,
	2006	2005	2004

Effect of exchange rate changes on cash	53,450	(26,077)	20,710
Net increase (decrease) in cash and cash equivalents	10,938,008	14,919,140	(1,624,097)
Cash and cash equivalents at beginning of year	18,828,989	3,909,849	5,533,946
Cash and cash equivalents at end of year	$29,766,997	$18,828,989	$3,909,849
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$761,786	$1,959,481	$804,792
Income taxes	$59,983	$100,669	$6,284
Supplemental Disclosures of Investing Activities:
Certain capitalized acquisition costs are unpaid and in accrued liabilities	$419,823
Reduction in purchase price of business acquired satisfied by the reduction of the principal balance of the $7.5 Million Note		$232,000
Supplemental Disclosures of Non Cash Financing Activities:
Leasehold improvement funded by landlord accounted for as deferred credit	$606,960
Issuance of note payable to fund leasehold improvements	$202,320
Accounts payable and accrued liabilities relating to property and equipment	$33,056	$7,887	$58,953
Conversion of Convertible Note to common stock, net		$147,615
Issuance of promissory notes in purchase of business			$10,500,000
Obligation under the Put Option			$1,750,000
Warrants issued in connection with senior subordinated note payable			$735,900
Warrants issued for debt placement fee			$75,800
Increase in accounts payable relating to expenses of public offering		$8,303	$403,064
Stock returned to treasury from stock award to satisfy withholding obligation		$81,184
Increase in accounts payable relating to purchase of business			$372,857

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

(b) Description of the Business

The Company specializes in the designing, manufacturing, distributing and marketing of high quality foot and gait-related biomechanical products. The Company’s diversified range of products is comprised of (i) custom orthotic devices ordered by healthcare professionals, and (ii) pre-fabricated orthopedic rehabilitation and recovery devices, targeting the long-term care, orthopedic, orthotic and prosthetic markets. Through its wholly owned subsidiaries, Silipos, Inc. and Twincraft, Inc. (which the Company acquired on January 23, 2007 (see Note 19 “Subsequent Events”)), the Company offers a diverse line of bar soap and other skincare products for the private label retail, medical and therapeutic markets.

(c) Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment. The Company generally does not have any post-shipment obligations to customers other than for product warranties. The Company generally warrants its products against defects in materials and workmanship for a period of six months. The Company records a provision for estimated future costs associated with its warranties of fabricated products/custom orthotics as warranty reserves upon shipment, based upon historical experience. The Company offers extended warranty contracts which are recorded as deferred revenue and recognized over the lives of the contracts (24 months) on a straight-line basis. Revenue from shipping and handling fees is included in net sales in the consolidated statements of operations. Costs incurred for shipping and handling are included in cost of sales in the consolidated statements of operations.

(d) Advertising and Promotion Expenses

Advertising and promotion costs are expensed as incurred. Advertising and promotion expenses were approximately $988,000, $1,098,000 and $553,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

(e) Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with a maturity of three months or less to be cash equivalents consisting primarily of money market funds.

(f) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies – (continued)

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

(h) Goodwill and Identifiable Intangible Assets with Indefinite Lives and Identifiable Intangible Assets with Definite Lives

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill and identifiable intangible assets with indefinite lives (trade names). Instead these assets are reviewed for impairment on an annual basis (October 1). Based upon the review of impairment, the Company recorded a provision for impairment of $1,600,000 in the year ended December 31, 2005 with respect to the Benefoot trademark because the fair value of the trademark was de minimus based upon management’s determination that it will no longer rely on or use such trademark in the marketplace. No impairment provision for goodwill and other intangible assets was recorded for the year ended December 31, 2006.

The Company has certain identifiable intangible assets with definite lives such as non-compete agreements, license agreements, and customer lists, which are amortized over its useful lives on a straight-line method or on an accelerated method, which appropriately reflects the economic benefit of the related intangible asset. These intangibles are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the year ended December 31, 2005, the Company recorded a provision for impairment of $502,000 with respect to identifiable intangible assets with definite lives in accordance with SFAS No. 144. The provision was determined based upon expected discounted cash flow and recoverability. No impairment provision was recorded for the year ended December 31, 2006.

(i) Income Taxes

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

(1) Summary of Significant Accounting Policies – (continued)

(j) Net Income (Loss) Per Share

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

(k) Foreign Currency Translation

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

(l) Comprehensive Income (Loss)

Comprehensive income (loss) consists of changes to shareholders’ equity, other than contributions from or distributions to shareholders, and net income (loss). The Company’s other comprehensive income (loss) principally consists of unrealized foreign currency translation gains and losses and pension liability. The components of, and changes in, accumulated other comprehensive income (loss) are presented in the Company’s consolidated statements of stockholders’ equity.

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

(n) Fair Value of Financial Instruments

At December 31, 2006 and 2005, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity. The carrying value of long-term debt at December 31, 2006 and 2005 also approximated fair value based on borrowing rates currently available to the Company for debt with similar terms.

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

(p) Stock-Based Compensation

The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R), “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation.”  In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Prior to 2006, the Company accounted for its stock option plans under the recognition and measurement

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies – (continued)

principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense is reflected in net income (loss), as all options granted under those plans had an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. Stock-based compensation expense recognized under SFAS No. 123(R) was $186,322 for the year ended December 31, 2006, which affected net loss per common share by $0.02. See Note 12, “Stock Options” for additional information.

The following table shows the pro forma expense for the years ended December 31, 2005 and 2004 had the Company adopted SFAS No. 123(R):

	For the Years Ended December 31,
	2005	2004

Net (loss) income – as reported	$(4,557,268)	$374,788
Deduct: Total stock-based employee compensation expense determined under fair value basis method for all awards, net of tax	(3,882,026)	(520,656)
Add: Total stock-based employee compensation expense determined under the intrinsic value method, net of tax, reflected in the statement of operations	1,045,625	—
Pro forma net loss:	$(7,393,669)	$(145,868)
(Loss) Earnings per share:
Basic – as reported	$(.63)	$.09
Basic – pro forma	$(1.02)	$(.03)
Diluted – as reported	$(.63)	$.08
Diluted – pro forma	$(1.02)	$(.03)

(q) Defined Benefit Pension and Other Postretirement Plans

On September 29, 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 changes the requirements for accounting for defined benefit pension and other postretirement plans, including requiring companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. SFAS No. 158 also requires that companies measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the year ended December 31, 2006.

The adoption of SFAS No. 158 did not have a significant effect on the Company’s balance sheet for the defined benefit plans since it had recognized an additional minimum pension liability in the year ended December 31, 2006, in conjunction with the plan. The balance sheet is impacted by the adoption of SFAS No. 158 for its accrued benefit costs. Upon the adoption of SFAS No. 158, the Company recognized an immediate reduction in its deferred benefit costs of $88,947, with a corresponding increase to other accumulated income (loss) of $88,947.

(r) Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market accounts. Accounts receivable are generally diversified due to the number of healthcare professionals comprising the Company’s customer base. As of December 31, 2006 and 2005, the Company’s allowance for doubtful accounts was approximately $471,000 and $430,000. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable. The carrying amounts of these financial instruments are reasonable estimates of their fair value.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies – (continued)

(s) Derivative Financial Instruments

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

During the three months ended March 31, 2005, the Company determined that it should have accounted for the $7.5 Million Note as increasing-rate debt with a term-extending option under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt.” Additionally, the Company determined that it should have accounted for the $3.0 Million Note as debt with an embedded call option, which requires bifurcation under SFAS No. 133. The embedded derivative instrument in the $3.0 Million Note should have been recorded at its fair value to an unrelated third party market participant. The Company has determined that the change in accounting treatment did not have a material impact on its financial position or results of operations as of or for the year ended December 31, 2004, or its results of operations as of or for the three months ended March 31, 2005 and, accordingly, this change has been reflected in its consolidated financial statements for the year ended December 31, 2005. Note 9, “Long-Term Debt” to the consolidated financial statements further describes the Company’s current accounting with respect to the $7.5 Million Note and the $3.0 Million Note. The notes were repaid in July 2005, and there are no derivatives as of December 31, 2006 and 2005.

(t) Recently Issued Accounting Pronouncements

On June 15, 2006, the FASB ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company has been accounting for sales tax as net and is currently assessing the impact on showing gross as opposed to net, in accordance with EITF No. 06-3, which it will adopt at the beginning of fiscal year ending December 31, 2007, and disclose accordingly.

On July 13, 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), as defined, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto. However, the Company does not expect the adoption of FIN 48 to have a material effect on its financial position or operating results.

On September 13, 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 as of December 31, 2006, as required. Adoption of

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies – (continued)

SAB No. 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company is evaluating SFAS No. 157 and its impact on the Company’s consolidated financial statements, but it is not expected to have a significant impact.

(2) Acquisitions

In addition to the information in this Note, see Note 19, Subsequent Events.

(a) Acquisition of Silipos

On September 30, 2004, the Company acquired all of the outstanding stock of Silipos, Inc. (“Silipos”) from SSL International plc (“SSL”). Silipos is a manufacturer of gel-based products for the orthopedic, prosthetic and skincare markets, and operates out of a manufacturing facility in Niagara Falls, New York, and a sales and marketing office in New York City. Silipos was acquired because of its distribution channels and its proprietary products. The purchase price for Silipos was determined by arm’s-length negotiations between the Company and SSL and was based in part upon analyses and due diligence, which the Company performed on the financial records of Silipos, focusing on enterprise value, historic cash flows and expected future cash flow to determine valuation. The results of operations of Silipos since September 30, 2004 (the date of acquisition) have been included in the Company’s consolidated financial statements.

The original purchase price paid was $15.5 million, plus transaction costs of approximately $2.0 million (including $0.9 million with respect to contingent consideration pursuant to an obligation under the Silipos stock purchase agreement described below), and was comprised of $5.0 million of cash paid at closing, the $7.5 Million Note and the $3.0 Million Note. (See Note 9, “Long Term Debt,” for a description of the notes). On March 31, 2005, the Company entered into a settlement agreement and limited release with SSL, pursuant to which the purchase price for Silipos was reduced by approximately $0.2 million. (See Note 9, “Long-Term Debt” for the description of the Settlement Agreement).

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

The Silipos purchase agreement provides that if the Company acquires Poly-Gel prior to March 31, 2006, for less than $4,500,000, and liabilities and damages relating to claims brought by Poly-Gel arising out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulation) of Poly-Gel, as well as any other alleged violations of the supply agreement (the “Potential Poly-Gel Claims”), do not exceed $2,000,000, the Company is obligated, pursuant to the terms of the Silipos purchase agreement, to pay SSL an additional amount of $4,500,000 less the purchase price paid for Poly-

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Acquisitions – (continued)

Gel, which could result in a payment to SSL of up to $4.5 million. The Company’s aggregate liability under this provision of the Silipos purchase agreement could be as high as $4.5 million.

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

——————

(1)

On March 31, 2005, the Company entered into a settlement agreement and limited release among the parties to the Silipos purchase agreement. Under the terms of the settlement agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by decreasing the principal amount of the $7.5 Million Note, which was originally due on March 31, 2006, and is reflected above. (See Note 9, “Long-Term Debt” for discussion of the $7.5 Million Note.)

(2)

This amount includes $900,000 paid to SSL pursuant to the Silipos stock purchase agreement.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Acquisitions – (continued)

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

In accordance with the provisions of SFAS No. 142, the Company is not amortizing goodwill and intangible assets with indefinite lives. The value allocated to goodwill in the purchase of Silipos is not deductible for income tax purposes.

Summary unaudited pro forma condensed results of operations for the year ended December 31, 2004, assuming the Silipos acquisition had occurred at the beginning of the earliest period presented are as follows:

For the Year Ended December 31, 2004

Net sales	$44,608,253
Loss before income tax	(11,185,474)
Net loss	(11,343,157)
Net loss per share	(2.58)

These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented, and they may not be indicative of results expected in the future.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Identifiable Intangible Assets

Identifiable intangible assets at December 31, 2006 consisted of:

Assets	Estimated Useful Life from Acquisition Date Unless Noted	Adjusted Cost	Accumulated Amortization	Allowance for Impairment	Net Carrying Value

Non-competition agreements – Benefoot/ Bi-Op	4 Years	$572,000	$350,570	$—	$221,430
License agreements and related technology – Benefoot	5 to 8 Years	1,156,000	647,824	—	508,176
Repeat customer base – Bi-Op	7 Years	500,000	137,963	—	362,037
Trade Names – Silipos	Indefinite	2,688,000	—	—	2,688,000
Repeat customer base – Silipos	7 Years	1,680,000	540,000	—	1,140,000
License agreements and related technology – Silipos	9.5 Years	1,364,000	323,053	—	1,040,947
		$7,960,000	$1,999,410	$—	$5,960,590

Aggregate amortization expense relating to the above identifiable intangible assets for the years ended December 31, 2006, 2005 and 2004, was $643,425, $636,883, and $349,207, respectively. As of December 31, 2006, the estimated future amortization expense is $643,425 per annum for 2007 – 2008, $623,296 for 2009, $539,799 for 2010, $410,475 for 2011 and $412,158 thereafter. In fiscal 2005, the Company changed its estimated useful lives on certain identifiable intangible assets. The effect of the change in estimated useful lives in 2005 for certain of the identifiable intangible assets was to increase amortization by approximately $84,000 per year in 2006 to 2008 and $74,367 in 2009, and to reduce amortization by $3,982 in 2010, $23,306 in 2011 and $299,214 thereafter.

Identifiable intangible assets at December 31, 2005 consisted of:

Assets	Estimated Useful Life from Acquisition Date Unless Noted		Original Cost	Accumulated Amortization	Allowance for Impairment	Net Carrying Value

Trade names – Benefoot	Indefinite	(1)	$1,600,000	$—	$1,600,000	$—
Non-competition agreements – Benefoot/Bi-Op	4 Years	(1)	630,000	270,051	58,000	301,949
License agreements and related technology – Benefoot	5 to 8 Years	(1)	1,600,000	531,460	444,000	624,540
Repeat customer base – Bi-Op	7 Years	(1)	500,000	75,000	—	425,000
Trade Names – Silipos	Indefinite		2,688,000	—	—	2,688,000
Repeat customer base – Silipos	7 Years		1,680,000	300,000	—	1,380,000
License agreements and related technology – Silipos	9.5 Years		1,364,000	179,474	—	1,184,526
			$10,062,000	$1,355,985	$2,102,000	$6,604,015

——————

(1)

As a result of the Company’s review of goodwill and long-lived assets with indefinite lives in accordance with SFAS No. 142 as of October 1, 2005, the Company provided an allowance for impairment of $1,600,000 with respect to certain of the identifiable intangible assets. Additionally, based upon its SFAS No. 144 analysis as of October 1, 2005, the Company recorded a provision of impairment of $502,000 with respect to certain of the identifiable intangible assets with definitive lives, as it was determined, based upon the review of estimated

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Identifiable Intangible Assets – (continued)

related cash flows, that the carrying value of certain of the identifiable intangible assets with indefinite lives exceeded the fair value. Further it was determined that the estimated useful lives of certain of the identifiable intangible assets with definite lives needed to be reduced, and the Company prospectively reduced the estimated useful lives of certain identifiable intangible assets for Non-competition agreements – Benefoot/Bi-Op from 7 to 8 years to 4 years, License agreements and related technology – Benefoot from 11 years to 5 to 8 years and Repeat customer base – Bi-Op from 20 years to 7 years.

(4) Goodwill

Changes in goodwill for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Orthopedics	Skincare	Total

Balance, January 1, 2004	$4,536,198	$—	$4,536,198
Purchase price adjustments related to achievement of milestones	163,952	—	163,952
Acquisition of Silipos	6,034,701	2,586,300	8,621,001
Balance, December 31, 2004	10,734,851	2,586,300	13,321,151
Purchase price adjustments related to Silipos	558,643	239,419	798,062
Balance, December 31, 2005	11,293,494	2,825,719	14,119,213
Activity	—	—	—
Balance, December 31, 2006	$11,293,494	$2,825,719	$14,119,213

(5) Inventories, net

Inventories, net, consisted of the following:

	December 31,
	2006	2005

Raw materials	$2,318,201	$2,648,238
Work-in-process	173,822	265,204
Finished goods	1,668,241	1,773,825
	4,160,264	4,687,267
Less: Allowance for excess and obsolescence	885,151	564,269
	$3,275,113	$4,122,998

(6) Property and Equipment, net

Property and equipment, net, is comprised of the following:

	December 31,
	2006	2005

Land, building and improvements (see Note 9)	$2,557,738	$2,557,687
Office furniture and equipment	1,560,291	1,096,082
Computer equipment and software	3,824,235	3,693,872
Machinery and equipment	2,997,813	2,664,482
Leasehold improvements	2,432,832	897,221
	13,372,909	10,909,344
Less: Accumulated depreciation and amortization	5,127,492	3,874,459
	$8,245,417	$7,034,885

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Property and Equipment, net – (continued)

Depreciation and amortization expense relating to property and equipment was $1,147,400, $1,010,797 and $604,015 for the years ended December 31, 2006, 2005 and 2004, respectively. Property and equipment held under capital leases had a net book value of $1,660,626 as of December 31, 2006 (See Note 9, “Long-Term Debt”).

(7) Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2006	2005

Accrued payroll and related payroll taxes	$601,825	$610,098
Accrued professional fees	482,030	878,392
Accrued acquisition costs	473,447	—
Deferred interest – capital lease	455,655	560,178
Lease abandonment	199,770	—
Accrued bonuses	190,065	315,647
Accrued severance and severance related	116,005	335,208
Accrued interest	100,034	—
Credits due customers	82,650	210,625
Accrued rent	79,105	73,214
Accrued warranty	70,000	70,000
Current portion of note payable	33,145	—
Other	522,565	621,585
	$3,406,296	$3,674,947

The following is a summary of the activity related to the Company’s warranty reserve:

	Years Ended December 31,
	2006	2005	2004

Balance at the beginning of the year	$70,000	$70,000	$70,000
Provisions for warranty	153,610	290,146	332,343
Warranty utilized	(153,610)	(290,146)	(332,343)
Balance at the end of the year	$70,000	$70,000	$70,000

(8) Public Offering

On June 15, 2005, the Company closed upon an underwritten public offering of common stock, resulting in a sale of 5,000,000 shares of common stock at $6.50 per share or $32,500,000 of gross proceeds. On July 13, 2005, the underwriters exercised a portion of their over allotment option and purchased an additional 226,989 shares of common stock at $6.50 per share resulting in gross proceeds of $1,475,429. The Company used a portion of the net proceeds totaling $5,675,389 to repay the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “7% Subordinated Notes”), plus accrued interest of $175,389 on June 15, 2005. In July 2005, the Company used $11,891,000 of the proceeds to repay the $7.5 Million Note, the $3.0 Million Note, plus related accrued interest (including the portion attributable to increasing-rate debt) of approximately $591,000, and the obligation under the Silipos stock purchase agreement of $900,000. The Company incurred underwriting discounts and offering expenses totaling $4,673,686 in connection with the sale of the aggregate 5,226,989 shares.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”). The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The shares of the Company’s common stock acquirable upon conversion of the 5% Convertible Notes, which may include additional number of shares of common stock as may be issuable on account of adjustments of the conversion price under the 5% Convertible Notes. The Company has agreed to file a registration statement with respect to the shares acquirable on conversion of the 5% Convertible Notes (the “Underlying Shares”).

The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007. Accrued interest on the 5% Convertible Notes was $97,043 for the year ended December 31, 2006. Subject to the agreements of certain holders of the 5% Convertible Notes described at the end of this paragraph, at the date of issuance, the 5% Convertible Notes were  convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359,  pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes. This resulted in a total debt discount of approximately $400,000, which will be amortized over the term of the 5% Convertible Notes as interest expense. The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows:  (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date; and (iv) at any time after December 7, 2007, if the closing price of the Common Stock of the Company on the NASDAQ Stock Market (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into Common Stock at the conversion price then applicable. The Company has obtained agreements from holders of approximately $24,000,000 in principal amount of the 5% Convertible Notes not to convert their notes prior to the approval by the stockholders of the issuance of the common stock issuable upon conversion of the notes. The Company has called a Special Meeting of Stockholders for April 19, 2007, to obtain such approval, and holders of approximately 50% of the Company’s common stock have agreed to vote in favor of such approval at any meeting of stockholders held prior to July 1, 2007.

In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by holders of 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,700,000 as of December 31, 2006. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission at the rate of 4% of the amount of 5% Convertible Notes sold, excluding 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Long-Term Debt – (continued)

On October 31, 2001, the Company completed the sale of $14,589,000 principal amount of its 4% convertible subordinated notes due August 31, 2006 (the “4% Convertible Notes”), in a private placement. On June 20, 2005, $150,000 of the 4% Convertible Notes were converted into 25,000 shares of common stock in accordance with their terms. Interest is payable semi-annually on the last day of June and December. Interest expense on the 4% Convertible Notes for the years ended December 31, 2006, 2005 and 2004 was $385,040, $580,377, and $583,560, respectively. Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder, whose sole manager and voting member is Warren B. Kanders, the Company’s Chairman of the Board of Directors since November 12, 2004, held $2,500,000 principal amount of these 4% Convertible Notes. The 4% Convertible Notes were convertible into shares of the Company’s common stock at a conversion price of $6.00 per share (equal to the market value of the Company’s stock on October 31, 2001). The 4% Convertible Notes, plus accrued interest, were paid in full on August 31, 2006.

The Company received net proceeds of $13,668,067 from the offering of the 4% Convertible Notes. The cost of raising these proceeds was $920,933, which was amortized through August 31, 2006 when the 4% Convertible Notes were repaid in full. The amortization of these costs for the years ended December 31, 2006, 2005 and 2004 were $127,853, $192,715 and $193,772, respectively, and were included in interest expense in the related consolidated statements of operations.

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

On September 30, 2004, the Company completed the acquisition of all of the outstanding stock of Silipos (see Note 2 (a), “Acquisition of Silipos”). In connection with the acquisition of Silipos, the Company issued:

(i) $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “7% Subordinated Notes”) to ten accredited investors;

(ii) $7,500,000 principal amount of 5.5% secured promissory note due March 31, 2006 (the “$7.5 Million Note”) to SSL; and

(iii) $3,000,000 principal amount of 5.5% promissory note due December 31, 2009 (the “$3.0 Million Note”) to SSL.

The 7% Subordinated Notes were issued to fund the cash portion of the purchase price for Silipos. Langer Partners held $750,000 principal amount of these 7% Subordinated Notes. As part of such issuance, the Company also issued warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share, subject to adjustments under certain circumstances, which are exercisable until September 30, 2009. The fair value of the warrants at September 30, 2004 was determined to be $735,900, using the Black-Scholes pricing model and the following assumptions: risk free interest rate of 2.89%, dividend of 0%, volatility of 83%, and an expected life of three years and was recorded as debt discount. Such amount was originally being amortized over the term of the 7% Subordinated Notes, and recorded as additional interest expense. Additionally, the Company issued 10,000 warrants, under the same terms as described above, to an unaffiliated third-party for placing the 7% Subordinated Notes, which warrants have a fair value of $75,800 using the Black-Scholes pricing model and the same assumptions used to value the other warrants. The Company recognized amortization expense of $106,386 and $12,252 with respect to the debt discount (warrants) and debt placement fees for the nine months ended September 30, 2005, which was included in interest expense on the applicable consolidated statement of operations all of which was recognized in the six months ended June 30, 2005. There were no such amounts in the current year’s period. The Company repaid the 7% Subordinated Notes, plus accrued interest of $175,389, all of which was incurred in 2005, and which totaled $5,675,389 on June 15, 2005, with a portion of the net proceeds from its public offering of common stock. Accordingly, as of June 30, 2005, the Company wrote off the unamortized balance of $572,116 with respect to the unamortized debt discount (fair value of the warrants) and the unamortized debt placement fees of $57,973, all of which was included as interest expense on the unaudited condensed consolidated statement of operations for the year ended December 31, 2005.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Long-Term Debt – (continued)

The $7.5 Million Note was secured by the pledge of the stock of Silipos and was subject to increase pursuant to the obligation under the $7.5 Million Note, as amended, to make a cash payment of $500,000, or increase the principal balance of the $7.5 Million Note by $1 million if it was not repaid by May 31, 2005 (“Protection Payment”). Both the $7.5 Million Note and the $3.0 Million Note provided for semi-annual payments of interest at the rate of 5.5% per annum with the first payments due and paid February 1, 2005. The interest rate on the $7.5 Million Note increased from 5.5% to 7.5% on April 1, 2005. The Company recorded the $7.5 Million Note and the $3.0 Million Note at their face value, which represented the fair value of the notes on their date of issuance (September 30, 2004). The Company adjusted the carrying value of the $7.5 Million Note and the $3.0 Million Note to $7.986 million and $2.737 million, respectively, at December 31, 2004, and further adjusted the carrying value of the notes as of January 1, 2005 to $7.723 million and $3.0 million, respectively, upon the Company’s determination to follow Emerging Issues Task Force (“EITF”) Issue No. 86-15, “Increasing-Rate Debt,” with respect to the $7.5 Million Note. On March 31, 2005, the Company entered into a settlement agreement (the “Settlement Agreement”) and limited release among the parties to the Silipos purchase agreement. Under the terms of the Settlement Agreement, the parties exchanged mutual releases and agreed to a $232,000 reduction in the purchase price previously paid by the Company to SSL because Silipos did not satisfy certain minimum working capital requirements as of the closing date of the acquisition pursuant to the Silipos purchase agreement. The reduction to the purchase price was satisfied by amending and restating the $7.5 Million Note, which was originally due on March 31, 2006, to reflect the reduction in the purchase price of $232,000. In addition, the $7.5 Million Note was amended and restated to reflect the Company’s election on March 15, 2005, in accordance with its terms, to increase the principal amount effective April 1, 2005, by the $1,000,000 Protection Payment rather than to make an additional cash payment of $500,000 by March 31, 2005. As amended and restated and effective as of April 1, 2005, the face value of the $7.5 Million Note was $8,268,000. Additionally, under the terms of the Settlement Agreement, the parties amended and restated the $3.0 Million Note, which was originally due on December 31, 2009, to provide that the $3.0 Million Note was to be reduced by $500,000 if the $7.5 Million Note was repaid in full on or before May 31, 2005, and would be further reduced by an additional $500,000 if both the $3.0 Million Note and the $7.5 Million Note were repaid in full on or before March 31, 2006. Both notes were repaid in full on July 15, 2005. The Company determined that the Protection Payment represented a term-extending option that did not meet the criteria for bifurcation under SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” in that there is no provision for net settlement. The Company followed the guidance of EITF No. 86-15, which addresses the calculation of interest cost on increasing-rate debt and requires that interest costs should be determined using the interest method based on the estimated outstanding term of the debt (12 months from issuance). Accordingly, the Company recorded additional interest expense of approximately $677,000 (in excess of the initial coupon rate of 5.5%, 7.5% after April 1, 2005) as increases to the carrying value of the $7.5 Million Note for the year ended December 31, 2005 all of which was recorded in the six months ended June 30, 2005.

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

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Long-Term Debt – (continued)

Based upon a fair market value analysis to an unrelated third-party market participant, the Refund Provision was valued at $500,000 at June 30, 2005 and was recorded as a current asset (call option) and a non-cash gain on the change in the fair value of the call option for the three month period ending June 30, 2005. In making this determination, consideration was given primarily to the fact that the Company had completed its underwritten public offering of common stock on June 15, 2005, had raised sufficient equity, after related expenses, to repay both the $7.5 Million Note and the $3.0 Million Note prior to March 31, 2006, and reached an agreement in principal with SSL (discussed below) to repay the $7.5 Million Note and the $3.0 Million Note, plus interest, before their contractual due dates. SSL provided a discount of $100,000 for the early payment and the Company realized $500,000 with respect to the Refund Provision upon the repayment of the $7.5 Million Note and the $3.0 Million Note in July 2005, which was recorded as a reduction in interest expense upon realization in the year ended December 31, 2005, which was offset by the reversal of the non-cash gain on the change in the fair value of the call option (Refund Provision) recorded as of June 30, 2005.

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

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”). The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest totaling $4,006, commencing August 2006. The Note is secured by a $202,320 increase to an unsecured letter of credit originally provided to the landlord at lease commencement. The amount of the revised unsecured letter of credit is $570,992. The current portion of the Note, $33,145, is included in other current liabilities, including current installments of note payable, and the non-current portion of the Note is $151,970 at December 31, 2006.

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of December 31, 2006, the Company’s obligation under capital lease, excluding current installments, is $2,700,000.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Long-Term Debt – (continued)

Annual future minimum capital lease payments are as follows:

Years Ending December 31:

2007	$422,011
2008	432,511
2009	443,012
2010	453,512
2011	467,117
Later years through 2018	3,351,522
Total minimum lease payments	5,569,685
Less: Amount representing interest	2,869,685
Present value of net minimum capital lease payments	2,700,000
Less: Current installments of obligations under capital lease	—
Obligations under capital lease, excluding current installment	$2,700,000

Additionally, the Company has accrued interest of $455,655 and $560,178 at December 31, 2006 and 2005, respectively, with respect to the capital lease which is included in other current liabilities at the respective balance sheet dates.

At December 31, 2006 and 2005, the gross amount of land and building and related accumulated depreciation recorded under the capital lease was as follows:

	December 31,
	2006	2005

Land	$278,153	$278,153
Building	1,654,930	1,654,930
	1,933,083	1,933,083
Less: Accumulated depreciation	272,457	151,365
	$1,660,626	$1,781,718

(10) Commitments and Contingencies

(a) Leases

Certain of the Company’s facilities and equipment are leased under noncancelable operating leases. Rental expense amounted to $1,390,458, $753,553, and $580,895 for the years ended December 31, 2006, 2005 and 2004, respectively. The leases expire at various dates through 2018.

Future minimum rental payments required under current operating leases are:

Years Ending December 31:

2007	$1,317,795
2008	1,079,467
2009	866,123
2010	612,897
2011	635,884
Thereafter	3,499,538
$8,011,704

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Commitments and Contingencies – (continued)

On December 19, 2005, the Company entered into a lease (as tenant) with 41 Madison, L.P. (the “Landlord”) of certain space, for use as sales, marketing and executive offices. The lease will run for 10 years, 8 months, commencing upon the completion of the build-out of the space at the Landlord’s expense (up to $607,000). The Company incurred excess build-out costs of approximately $1,685,000 for the year ended December 31, 2006. The Company has a one-time right to renew the lease for a term of 5 years at a base rent equal to the fair market value of the space at the time of renewal. The Company also has the right to terminate the lease as of the end of the 88th month, upon 12 months prior notice to the Landlord. The Company began recording rent expense on a straight line basis commencing in December 2005 in accordance with FASB Staff Position SFAS No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”

The loss on abandonment of lease cost of approximately $236,000 was associated with our abandonment of our former sales offices located at 366 Madison Avenue, New York, New York, which expires on January 31, 2008. The amount represents the present value of the remaining lease payments. The Company completed our move to our new sales, marketing and executive offices at 41 Madison Avenue, New York, New York as of July 5, 2006 to support our increased growth.

(b) Royalties

The Company has entered into several agreements with licensors, consultants and suppliers, which require the Company to pay royalty fees relating to the sale of certain products. Royalties in the aggregate under these agreements totaled $257,327, $506,360, and $323,715 for the years ended December 31, 2006, 2005 and 2004, respectively.

(c) Letter of Credit

In connection with executing the lease of office space in New York City on December 19, 2005, described above in Note 8(a), the Company elected its option under the lease to finance $202,320 of leasehold improvements, by delivery of a note payable to the landlord with a maturity date of July 1, 2011, described above in Note 7. The Company issued an irrevocable letter of credit in favor of the landlord in the amount of $570,992 to secure both its performance under the terms, covenants and condition of the lease, and to secure the related note payable. The Letter of Credit has a term of one year, which the term shall automatically renew for successive one year periods such that the letter of credit will not expire less than 60 days beyond the expiration date of the lease, April 30, 2017. The Company incurred an issuance fee of $780 in connection with this irrevocable letter of credit.

(11) Employee Restricted Stock and Other Stock Issuances

In November 2004, the Company granted 40,000 shares of restricted stock to a key employee of the Company, which was originally scheduled to vest in three annual tranches beginning in 2005. Unearned stock compensation of $300,000 was recorded based on the fair market value of the Company’s common stock at the date of grant, or $7.50 per share. Unearned stock compensation was shown as a separate component of stockholders’ equity and was originally being amortized to expense over the three-year vesting period of the restricted stock. Amortization of unearned stock compensation for the year ended December 31, 2004 was $22,917 and was included in general and administrative expenses in the consolidated statement of operations. On December 20, 2005, the Board of Directors accelerated the vesting of the stock award subject to lock-up, confidentiality and non-competition agreements. 17,200 shares were returned to the Company to settle related tax obligations. The Company recorded $277,083 of compensation expense with respect to the award in the statement of operations for the year ended December 31, 2005. The restricted stock has all the rights and privileges of the Company’s common stock, subject to certain restrictions and forfeiture provisions.

During the years ended December 31, 2005, and 2004, the Company issued 901 shares, and 17,082 shares of common stock with fair values of $5,000 and $127,264, respectively, for consulting services.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Employee Restricted Stock and Other Stock Issuances – (continued)

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

During the year ended December 31, 2006, there were no common stock issuances by the Company to key employees, consultants or to Kanders & Company (see Note 17, “Related Party Transactions”). During January 2007, the Company issued common stock as part of the consideration paid for the acquisitions of Regal Medical Supply, LLC and Twincraft, Inc. (See Note 19, Subsequent Events.”)

(12) Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. However, since all options outstanding as of December 31, 2006 were fully vested (except for 75,000 options, which were forfeited in January 2006), there was no compensation expense recognized for those options in the consolidated statements of income for year ended December 31, 2006. The total stock compensation expense for the year ended December 31, 2006 was $186,322, which had an increase of $0.02 per share on net loss per common share.

The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for periods prior to the year ended December 31, 2006, the Company accounted for forfeitures as they occurred. Since there were no unvested options that were granted prior to the adoption of SFAS No. 123(R), there are no cumulative effects of forfeitures.

During the years ended December 31, 2006, 2005 and 2004, the Company’s calculations were made using the Black-Scholes option pricing model and are on a multiple option valuation approach. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, holding period, and forfeitures of options are based on historical experience. The historical period used for volatility is comprised of daily historical activity for a period equal to the term. For the year ended December 31, 2006, as permitted under SFAS No. 123(R), the Company calculated its expected term using the short cut method.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stock Options – (continued)

The following table lists the weighted average assumptions used by the Company in determining the fair value of stock options for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

Expected volatility	73%	57%	63%
Expected dividends	—	—	—
Expected terms (in number of months)	78	60	60
Risk-free interest rate	4.70%	4.12%	3.52%
Option grants (weighted average fair value)	$3.03	$3.01	$4.04

The Company maintained a stock option plan for employees, officers, directors, consultants and advisors of the Company covering 550,000 shares of common stock (the “1992 Plan”). Outstanding options granted under the 1992 Plan are exercisable for a period of ten years from date of grant at an exercise price at least equal to 100 percent of the fair market value of the Company’s common stock at the date of grant. Pursuant to vesting schedules all of which is subject to the approval of the Board of Directors. The expiration date of the plan was July 26, 2002. At December 31, 2006, there were no options outstanding under the 1992 Plan. At the Company’s July 17, 2001 annual meeting, the shareholders approved and adopted a stock incentive plan for a maximum of 1,500,000 shares of common stock (the “2001 Plan”). Outstanding options granted under the 2001 Plan are exercisable for a period of ten years from the date of grant at an exercise price at least equal to 100 percent of the fair market value of the Companies common stock at the date of grant and option awards generally vest in 3 years of continuous service, all of which is subject to the Board of Directors.

At December 31, 2006, there were 553,252 options outstanding under the 2001 Plan. On June 23, 2005, the shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), with substantially the same terms as the 2001 Plan, pursuant to which a maximum 2,000,000 shares of common stock are reserved for issuance and available for awards. At December 31, 2006, there were 768,500 options outstanding under the 2005 Plan. Additionally, at such date, 250,000 non-plan options were outstanding.

The following is a summary of activity to the Company’s qualified and non-qualified stock options:

	Number of Shares	Exercise Price Range Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Outstanding at January 1, 2004	623,330	$1.53 – 8.07	$2.95
Granted	396,880	5.94 – 7.50	7.19
Granted subject to shareholder approval	300,000	7.50	7.50
Exercised	(500)	3.20	3.20
Cancelled or forfeited	(126,206)	3.20 – 8.07	7.67
Outstanding at December 31, 2004	1,193,504	1.53 – 8.07	4.93
Granted	1,231,000	4.89 – 7.52	6.01
Exercised	(110,000)	1.53	1.53
Cancelled or forfeited	(404,376)	3.20 – 7.50	7.39
Outstanding at December 31, 2005	1,910,128	1.53 – 8.07	5.30
Granted	237,500	3.50 – 4.96	4.30
Exercised	(128,750)	1.53	1.53
Cancelled or forfeited	(309,626)	1.53 – 8.07	4.26
Outstanding at December 31, 2006	1,709,252	1.53 – 8.07	5.63	$490,400

Vested at December 31, 2006	1,571,752		5.70
Exercisable at December 31, 2006	1,571,752		5.70	$490,400

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stock Options – (continued)

The following table summarizes information about options outstanding as of December 31, 2006:

Exercise Prices	Number Outstanding	Weighted Avg Remaining Contractual Life (Years)	Number Exercisable

$1.53	160,000	4.12	160,000
$5.34	10,000	4.75	10,000
$8.07	10,000	5.30	10,000
$5.94	64,252	7.25	64,252
$6.28	20,000	7.50	20,000
$7.50	420,000	7.87	420,000
$6.52	359,000	8.50	359,000
$4.89	528,500	8.87	528,500
$4.96	100,000	9.08	—
$4.89	37,500	9.34	—
	1,709,252		1,571,752

Under the 1992 Plan, as of  December 31, 2006, no options were exercisable. Under the 2001 Plan, at December 31, 2006, all 553,252 options were exercisable. Under the 2005 Plan, at December 31, 2006, 768,500 options were exercisable. Additionally, at December 31, 2006, there were 250,000 non plan options which are exercisable.

The options outstanding at December 31, 2006 had remaining lives ranging from approximately 0.1 years to 9.3 years, with a weighted average life of approximately 7.3 years.

The following table summarizes the Company’s nonvested stock option activity for the year ended December 31, 2006:

	Number Outstanding	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2005	75,000	$246,000
Options granted	237,500	720,000
Options cancelled or forfeited	(175,000)	(497,000)
Non-vested options at December 31, 2006	137,500	$469,000

The aggregate intrinsic value of options outstanding at December 31, 2006 was approximately $490,400 and the aggregate intrinsic value of exercisable options was $490,400. Options exercised during the years ended December 31, 2006, 2005 and 2004 had the following intrinsic values related to these options: $394,125, $403,700 and $1,855. At December 31, 2006, there was approximately $225,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 2.3 years. The total fair value of options, net of tax, that vested in the years ended December 31, 2006, 2005 and 2004 was approximately $186,000, $3,882,000 and $521,000.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). The Company has adopted this method and determined the APIC Pool to be $0.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stock Options – (continued)

On September 8, 2005, the Company determined not to extend Andrew H. Meyer’s employment contract, and in accordance with its terms, the contract expired December 31, 2005 (except for certain covenants by Mr. Meyers in favor of the Company). In accordance with a modification of the employment contract on November 12, 2004, which extended his right to exercise 175,000 vested options from 90 days to one year beyond termination, the Company recorded a non-cash charge equal to the intrinsic value of the options on the date the option agreement was modified, or approximately $1,046,000 at December 31, 2005. On September 20, 2006, a total of 98,750 options were exercised and 76,250 were surrendered to the Company as part of a cashless exercise to settle the purchase price and related tax obligations.

The Company issued certain stock options for consulting services. In connection with such options, the Company recorded non-cash compensation expense totaling $1,257,000, which includes the effect of accelerating the vesting of certain stock options in the year ended December 31, 2005 (see Note 17, “Related Party Transactions”).

At December 31, 2006, 98,750 options and 30,000 options were exercised under the 1992 Plan and the 2001 Plan, respectively. As of December 31, 2005, the Company had 95,000 warrants outstanding. As of December 31, 2006, 35,000 warrants were exercised and 60,000 warrants remain outstanding.

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

The decision to accelerate the vesting of these options and awards, which the Company believes to be in the interest of its stockholders, was made primarily to reduce non-cash compensation that would have been recorded in future periods following the Company’s adoption of the SFAS No. 123(R) in the year ended December 31, 2006. The acceleration of the vesting of the employees’ and directors’ options reduced the Company’s non-cash compensation expense related to the options by approximately $2,071,000 (pre-tax) for the years 2006 - 2010. The acceleration of vesting of certain stock awards, and stock options issued for consulting services resulted in a charge to operations of approximately $1,313,000 (pre-tax) in the year ended December 31, 2005.

The following table sets forth the numbers of shares as to which the vesting of stock options or restricted stock awards has been accelerated as a result of the foregoing changes for directors and executive officers, and for other holders of options and/or restricted stock awards:

Name and Position	Shares Acquirable under Options	Shares in Restricted Stock Awards

Warren B. Kanders, Chairman of the Board, and stockholder	435,000	100,000
Burtt R. Ehrlich, Director	47,500	—
Arthur Goldstein, Director	47,500	—
Stuart P. Greenspon, Director	37,500	—
W. Gray Hudkins, President and Chief Executive Officer (January 1, 2006)	287,500	26,666
All other holders of options and restricted stock awards	383,503	—
Totals	1,238,503	126,666

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Segment Information

In the nine months ended September 30, 2004, the Company operated in two segments (custom orthotics and distributed products) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment net sales are recorded at cost.

Beginning October 1, 2004, following the acquisition of Silipos, the Company operated in two segments, orthopedic and skincare. The segment information for the years ended December 31, 2006 and 2005 is reported utilizing these segments, and the information for the year ended December 31, 2004 has been restated to reflect the current segment reporting structure. Segment information for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

Year Ended December 31, 2006	Orthopedic	Skincare	Total

Net sales	$32,301,671	$2,934,734	$35,236,405
Operating (loss) income	(4,270,547)	182,282	(4,088,265)
Depreciation of property and equipment and amortization of identifiable intangible assets	1,549,425	241,400	1,790,825
Long-lived assets	12,318,167	2,531,266	14,849,433
Total assets	59,962,743	8,886,727	68,849,470
Capital expenditures	2,270,115	72,671	2,342,786

Year Ended December 31, 2005	Orthopedic	Skincare	Total

Net sales	$35,641,988	$4,499,510	$40,141,498
Operating (loss) income	(5,013,641)	700,345	(4,313,296)
Depreciation of property and equipment and amortization of identifiable intangible assets	1,404,523	243,157	1,647,680
Long-lived assets	10,934,668	2,704,232	13,638,900
Total assets	48,697,845	8,474,531	57,172,376
Capital expenditures	858,868	79,947	938,815

Year Ended December 31, 2004	Orthopedic	Skincare	Total

Net sales	$27,946,332	$2,180,427	$30,126,759
Operating income	755,654	421,124	1,176,778
Depreciation of property and equipment and amortization of identifiable intangible assets	888,380	64,842	953,222
Capital expenditures	1,197,845	—	1,197,845

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Segment Information – (continued)

Geographical segment information is summarized as follows:

Year Ended December 31, 2006	United States	Canada	United Kingdom	Consolidated Total

Net sales to external customers	$28,525,515	$2,877,645	$3,833,245	$35,236,405
Intersegment net sales	812,942	—	—	812,942
Gross profit	10,346,611	1,369,143	1,598,259	13,314,013
Operating income (loss)	(3,756,551)	36,824	(368,538)	(4,088,265)
Depreciation of property and equipment and amortization of identifiable intangible assets	1,712,180	48,499	30,146	1,790,825
Long-lived assets	14,051,098	594,726	203,609	14,849,433
Total assets	64,940,844	1,923,789	1,984,837	68,849,470
Capital expenditures	2,287,689	22,024	33,073	2,342,786

Year Ended December 31, 2005	United States	Canada	United Kingdom	Consolidated Total

Net sales to external customers	$33,448,447	$2,460,496	$4,232,555	$40,141,498
Intersegment net sales	963,676	—	—	963,676
Gross profit	14,763,381	1,218,533	1,936,650	17,918,564
Operating (loss) income	(4,519,738)	129,719	76,723	(4,313,296)
Depreciation of property and equipment and amortization of identifiable intangible assets	1,573,273	45,929	28,478	1,647,680
Long lived assets	12,841,132	619,831	177,937	13,638,900
Total assets	52,813,489	1,811,793	2,547,094	57,172,376
Capital expenditures	871,554	47,353	19,908	938,815

Year Ended December 31, 2004	United States	Canada	United Kingdom	Consolidated Total

Net sales to external customers	$24,909,667	$2,099,329	$3,117,763	$30,126,759
Intersegment net sales	344,877	—	—	344,877
Gross profit	9,759,521	1,099,134	1,245,572	12,104,227
Operating income	996,259	134,763	45,756	1,176,778
Depreciation of property and equipment and amortization of identifiable intangibles assets	868,246	40,213	44,763	953,222
Capital expenditures	1,080,007	101,243	16,595	1,197,845

Export sales from the Company’s United States operations accounted for approximately 16%, 17% and 15% of net sales for each of the years ended December 31, 2006, 2005 and 2004, respectively.

(14) Pension Plan and 401(k) Plan

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No.158”), which requires an entity to: (a) recognize in its statement of financial position an asset for defined benefit

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Pension Plan and 401(k) Plan – (continued)

postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for the Company’s 2006 fiscal year.

The following table sets forth the Company’s defined benefit plan status at December 31, 2006 and 2005, determined by the plan’s actuary in accordance with SFAS No. 158:

	December 31,
	2006	2005

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$(747,671)	$(719,916)
Interest cost	(37,319)	(35,706)
Benefits paid	2,811	19,942
Actuarial loss	(20,938)	(11,991)
Settlement	706,049	—
Benefit obligation at end of year	$(97,068)	$(747,671)

CHANGE IN PLAN FAIR VALUE OF ASSETS
Fair value of plan assets, beginning of year	$707,283	$625,471
Actual return on plan assets	34,229	44,758
Employer contribution	67,154	56,996
Benefits paid	(2,811)	(2,811)
Settlement	(706,049)	(17,131)
Fair value of plan assets, end of year	$99,806	$707,283

FUNDED STATUS OF PLAN
Accumulated benefit obligation	$(97,068)	$(747,671)
Fair value plan assets	99,806	707,283
Funded status	$2,738	$(40,388)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension expense	$2,738	$—
Accrued benefit cost	—	(40,388)
Intangible asset	—	96,738
Accumulated other comprehensive loss	143,471	429,859
Net Amount Recognized	$146,209	$486,209

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Pension Plan and 401(k) Plan – (continued)

Effective December 31, 2006, the Company adopted SFAS No. 158 which required the recognition of pension obligations and actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirement of FASB Statement Nos. 87, 88, 106 and 132(R). The following table shows the incremental effect of applying SFAS No. 158 on individual line items in the Company’s consolidated balance sheet at December 31, 2006:

	December 31, 2006
	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Prepaid pension expense	$—	$2,738	$2,738
Deferred pension cost	88,947	(88,947)	—
Long-term pension liability	2,738	(2,738)	—
Unrecognized net actuarial loss	(54,524)	(88,947)	(143,471)
Total stockholders’ equity	29,105,811	(88,947)	29,016,864

Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income (OCI):

Unrecognized transaction obligations	$88,947
Unrecognized net actuarial loss	54,524
Total in OCI recognized in statement of stockholders’ equity	$143,471

The estimated future benefit payments, excluding any lump sum distributions which reflect future service payable by year are as follows:

2007	$2,811
2008	2,811
2009	2,811
2010	2,811
2011	2,811
2012 – 2016	14,055
$28,110

Net periodic pension expense is comprised of the following components:

	Years Ended December 31,
	2006	2005	2004

Interest cost	$37,319	$35,706	$33,987
Expected return on plan assets	(54,274)	(47,482)	(39,688)
Amortization of unrecognized transition obligation	7,791	7,791	7,791
Amortization of net loss	19,727	19,064	19,233
Settlement	396,591	—	—
Net periodic pension expense	$407,154	$15,079	$21,323

On November 2, 2006 a lump sum payment was made to the benefit of a former owner of the Company for $706,049 as of December 31, 2006, which resulted in a settlement expense of $396,591.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Pension Plan and 401(k) Plan – (continued)

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31:

	2006	2005	2004

Discount rate	5.0%	5.0%	5.0%
Salary increases rate	N/A	N/A	N/A

Weighted average assumptions used to determine periodic benefit cost for years ended December 31:

	2006	2005	2004

Discount rate	5.0%	5.0%	5.0%
Salary increases rate	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%

The discount rate is based upon applicable interest rates prescribed in the Plan for lump sum settlement payments.

The expected long-term rate of return is selected based upon the expected duration of the projected benefit obligation for the plan and the asset mix of the plan. There is no assumed increase in compensation levels since future benefit accruals have ceased, as discussed above. The unrecognized transition liability of $88,947 and unrecognized net loss of $54,524 are being amortized over 30.4 and 18.0 years, respectively.

The Company’s pension plan weighted average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

Asset Category	2006	2005

Cash and money markets	10.73%	9.23%
Equity securities	65.80%	54.40%
Debt securities	23.47%	29.90%
Other	—%	6.47%
Total	100.00%	100.00%

The Company’s investment policy is to maximize the total rate of return (income and appreciation) with a view to the long-term funding objectives of the pension plan. Therefore the plan assets are diversified to the extent necessary to minimize risk and to achieve optimal balance between risk and return and between income and growth of assets though capital appreciation.

In 2006 and 2005, none of the Company’s stock was included in the equity securities component.

Cash flows

The Company does not expect to contribute to the pension plan in 2007.

The Company has a defined contribution retirement and savings plan (the “401(k) Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code (the “Code”). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Pension Plan and 401(k) Plan – (continued)

sixth years of service. The assets of the 40l (k) Plan are invested in stock, bond and money market mutual funds. For the years ended December 31, 2006, 2005, and 2004, the Company made contributions totaling $75,879, $73,430 and $46,879, respectively, to the 401(k) Plan.

(15) Income Taxes

The provision for (benefit from) income taxes is comprised of the following:

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$23,049	$—	$—
State	—	—	—
Foreign	88,643	113,518	25,695
	111,692	113,518	25,695
Deferred:
Federal	338,579	(254,779)	135,988
State	59,749	(37,399)	18,500
Foreign	(63,927)	(22,500)	(22,500)
	334,401	(314,678)	131,988
	$446,093	$(201,160)	$157,683

As of December 31, 2006, the Company has net Federal tax operating loss carryforwards of approximately $9,800,000, which may be applied against future taxable income and expires from 2007 through 2026, compared to net Federal operating loss carryforwards of approximately $6,400,000 for the year ended December 31, 2005. Future utilization of these net operating loss carryforwards will be limited under existing tax law due to the change in control of the Company in 2001. The Company also has available other carryforwards of approximately $15,000.

The following is a summary of deferred tax assets and liabilities:

	December 31,
	2006	2005

Current assets:
Accounts receivable	$200,371	$199,511
Stock options	625,418	609,782
Inventory reserves	394,335	459,996
Pension	154,338	—
Accrued expenses and other	201,407	349,776
	1,575,869	1,619,065
Non current assets:
Capital lease	630,273	576,557
Intangible assets	696,246	388,998
Net operating loss carryforwards	3,907,219	2,490,312
Other	5,958	141,000
	6,815,565	5,215,932
Valuation allowances	(6,718,177)	(4,680,114)
Non current liabilities:
Property and equipment	(97,388)	(535,818)
Goodwill and Trade Names	(1,659,333)	(1,324,932)
	(1,756,721)	(1,860,750)
Net deferred tax liabilities	$(1,659,333)	$(1,324,932)

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Income Taxes – (continued)

For the year ended December 31, 2005, the decrease in the net deferred liability reflects the effect of the provision for impairment recorded for financial statement purposes relating to certain identifiable intangible assets with indefinite lives and certain identifiable intangible assets with definite lives aggregating $2,102,000.

The Company’s effective provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:

	Years Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Provision at Federal statutory rate	$(1,498,515)	(34.0)	$(1,617,866)	(34.0)	$181,040	34.0
Change in fair value of Put Option	—	—	(595,000)	(12.5)	(205,700)	(38.6)
Compensation expense from stock option modification	—	—	355,513	7.5	—	—
Other Permanent items	77,195	1.7	(153,198)	(3.2)	218,468	41.0
Increase (decrease) in taxes resulting from:
State income tax expense, net of federal benefit	59,749	1.4	(37,399)	(0.8)	18,500	3.5
Foreign (income) losses with no tax benefit provided	118,176	2.7	(79,928)	(1.7)	(38,730)	(7.3)
Foreign taxes	(24,716)	(0.6)	91,018	1.9	3,195	0.6
Change in valuation allowance	1,683,574	38.2	1,841,759	38.7	—	—
Other	30,630	0.7	(6,059)	(0.1)	(19,090)	(3.6)
Effective tax rate	$446,093	10.1%	$(201,160)	(4.2)	$157,683	29.6%

The Company does not provide for income taxes on the unremitted earnings of foreign subsidiaries where, in management’s opinion, such earnings have been indefinitely reinvested in those operations or will be remitted as dividends with taxes substantially offset by foreign tax credits, which are immaterial. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences related to these investments. The Company recorded an adjustment of approximately $275,000 for the prior year under-accrual of deferred taxes related to an intangible impairment in the year ended December 31, 2006.

(16) Reconciliation of Basic and Diluted Earnings Per Share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the years ended December 31, 2006, 2005, and 2004 exclude approximately 1,709,000, 1,910,000, and 611,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes and the 4% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the years ended December 31, 2006, 2005 and 2004.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Reconciliation of Basic and Diluted Earnings Per Share – (continued)

The following table provides a reconciliation between basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2006			2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net income (loss)	$(4,853,489)	9,977,972	$(.49)	$(4,557,268)	7,277,240	$(.63)	$374,788	4,395,180	$.09
Effect of Dilutive Securities
Stock options, warrants and stock awards	—	—	—	—	—	—	—	398,259	(.01)
Diluted EPS	$(4,853,489)	9,977,972	$(.49)	$(4,557,268)	7,277,240	$(.63)	$374,788	4,793,439	$.08

(17) Related Party Transactions

Consulting Agreement with Kanders & Company, Inc. On November 12, 2004, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide the Company with strategic consulting and corporate development services for a term of three years. Kanders & Company will receive, pursuant to the Consulting Agreement, an annual fee of $200,000 ($300,000 commencing in the year ended December 31, 2007) and may receive separate compensation for assistance, at the Company’s request, with certain transactions or other matters to be determined by the Board from time to time. Additionally, through the Consulting Agreement, Kanders & Company was granted options to purchase 240,000 shares of the Company’s common stock at an exercise price of $7.50 per share (the market price of the stock on the date of the grant), vesting in three equal annual installments beginning on November 12, 2005. The Company accounted for 15,000 of such options as compensation for duties performed by Mr. Kanders in his capacity as Chairman of the Board under APB No. 25, and accounted for 225,000 of such options as being granted pursuant to the Consulting Agreement and accounted for in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” The Company recorded non-cash stock option compensation expense of approximately $1,257,000 for the year ended December 31, 2005 with respect to the consulting options of which approximately $882,000 relates to the acceleration of the vesting of such options. The Company has also agreed to provide Kanders & Company with indemnification protection, which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error, or misstatement by Kanders & Company alleged by any claimant. The Consulting Agreement replaced a previous agreement for similar consulting services, pursuant to which Kanders & Company received an annual fee of $100,000, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.525 per share, and the indemnification protection described above. The Company paid $200,000, $200,000 and $113,611 with respect to the annual fee under the Consulting Agreement during the years ended December 31, 2006, 2005 and 2004, respectively.

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

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Related Party Transactions – (continued)

Note and Warrant Purchase Agreement. On September 30, 2004, the Company sold (a) the 7% Subordinated Notes, and (b) warrants to purchase an aggregate of 110,000 shares of the Company’s common stock at an exercise price of $0.02 per share (the “Warrants”) pursuant to a Note and Warrant Purchase Agreement dated September 30, 2004 by and among the Company and ten accredited investors, including Langer Partners. The 7% Subordinated Notes and Warrants were sold by the Company to finance the cash portion of the Silipos acquisition. Langer Partners purchased $750,000 principal amount of the 7% Subordinated Notes and Warrants to purchase 15,000 shares of the Company’s common stock. As permitted under the terms of the 7% Subordinated Notes, all the 7% Subordinated Notes were prepaid with interest on June 15, 2005. The Warrants became exercisable on September 30, 2005 and they expire September 30, 2009. The exercise price of the Warrants is subject to adjustment in certain circumstances. The fair value of all 110,000 of the Warrants was determined to be $735,900 using the Black-Scholes option pricing model. This amount was recognized as a discount to the 7% Subordinated Notes and was recorded as an additional interest expense over the original term of the 7% Subordinated Notes with the unamortized balance recognized in June 2005 when the 7% Subordinated Notes were paid off. Under the Note and Warrant Purchase Agreement, the Company filed a shelf registration statement covering resales of the shares underlying the Warrants by December 31, 2005, which became effective on January 13, 2006.

5% Convertible Subordinated Notes. On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 in a private placement. The number of shares of common stock acquirable on conversion of the notes, as of March 15, 2007, is 6,183,359 (subject to the agreement of certain holders of the notes not to convert their notes prior to the approval of the issuance of the shares of common stock acquirable on conversion of the notes, see Note 9, “Long-Term Debt”). A trust controlled by Mr. Warren B. Kanders, the Chairman of the Board of Directors and largest beneficial stockholder, owns (as a trustee for a member of his family) $2,000,000 of the 5% Convertible Notes, and two directors, Stuart P. Greenspon and Arthur Goldstein, own $150,000 and $100,000 of the Notes, respectively.

4% Convertible Subordinated Notes. On October 31, 2001, the Company sold $14,589,000 of the Company’s 4% Convertible Notes due August 31, 2006 in a private placement of which $150,000 was converted to 25,000 shares of common stock in June 2005. The remaining notes were convertible into approximately 2,431,500 shares of the Company’s common stock at a conversion price of $6.00 per share, subject to adjustment in certain circumstances. Langer Partners purchased and held $2,500,000 principal amount of the Company’s 4% Convertible Notes. Additionally, several persons and entities that have family relationships with Warren Kanders purchased and held an aggregate of $590,000 principal amount

On October 31, 2001, Langer Partners entered into an agreement with Oracle Investment Management, Inc. (“Oracle”), pursuant to which Langer Partners agreed not to, without the prior written consent of Oracle, sell, assign, pledge, or otherwise transfer any shares of all the Company’s common stock owned by Langer Partners until such time as Oracle sells or otherwise transfers one-third or more of the 4% Convertible Notes acquired by it, or shares of common stock received upon conversion of the notes. Oracle originally acquired and held $4,000,000 in aggregate principal amount of the 4% Convertible Notes. Neither Oracle nor its affiliates had converted any of the 4% Convertible Notes. If Oracle transfers less than one-third of its interest in the 4% Convertible Notes acquired by it or the shares of the Company’s common stock it would receive upon conversion of the notes, Langer Partners will be permitted to transfer a pro-rata percentage of the Company’s common stock owned by it. Langer Partners further agreed with Oracle to vote all shares of common stock owned by Langer Partners in favor of so many nominees of Oracle to the Company’s Board of Directors as is equal on a percentage basis to the aggregate percentage of the Company’s common stock owned by Oracle on a fully diluted basis. Oracle is currently entitled to designate one Board nominee pursuant to this right. However, Oracle has not to date nominated a director.

Tender Offer. In February 2001, an investor group and management team, including the Company’s current Chairman of the Board of Directors Warren B. Kanders, the Company’s former President, Chief Executive Officer and director, Andrew H. Meyers, and the Company’s former Board of Directors member, Gregory R. Nelson, obtained a controlling interest in Langer, by purchasing 1,362,509 shares of Langer at $1.525 per share, or approximately 51% of the then outstanding common stock of Langer, under the terms of a negotiated tender offer

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Related Party Transactions – (continued)

agreement with the Company. The aggregate purchase price paid by the group was $2,077,826. The investor group was also granted a 180 day option to purchase up to 1,400,000 additional shares of Langer common stock, with an initial exercise price of $1.525 per share, rising up to $1.60 per share. On May 14, 2001, the option was exercised in full and the shares were purchased at a price of $1.525 per share. As a result of the tender offer and option exercise, the investor group acquired approximately 57.8% of the outstanding common stock of Langer (without giving effect to the options granted to Kanders & Company and Andrew H. Meyers, as discussed below) for an aggregate consideration of $4,212,826. In connection with the tender offer, the Company entered into an employment agreement with Mr. Meyers that provided that he would serve as the Company’s President and Chief Executive Officer for a three-year term that would expire December 31, 2003 at a salary of $175,000 and granted him options to purchase 175,000 shares at an exercise price of $1.525. The Company also entered into a three year consulting agreement for financial advisory services with Kanders & Company, of which Mr. Kanders is sole stockholder, providing for an annual fee of $100,000, an award of options for 100,000 shares at a price of $1.525 per share (which equaled the price paid in the tender offer), and a non-renewal fee of $100,000, which Kanders & Company waived when it entered into a consulting agreement with the Company in November 2004.

Loan to Steven Goldstein. In April 2002, the Company made a full-recourse secured two-year term loan to Mr. Steven Goldstein, who was then the Company’s Executive Vice President, in the principal sum of $21,000, which provided for interest at the rate of 4% per year, compounded quarterly. The loan, along with applicable interest, was repaid in April 2004.

Contract Termination. On September 8, 2005, the Company determined not to extend Andrew H. Meyer’s employment contract, and in accordance with its terms, the contract expired December 31, 2005 (except for certain covenants by Mr. Meyers in favor of the Company). In accordance with a modification of the employment contract on November 12, 2004, which extended his right to exercise 175,000 vested options from 90 days to one year beyond termination, the Company recorded a non-cash charge equal to the intrinsic value of the options on the date the option agreement was modified, or approximately $1,046,000 at December 31, 2005. Of the 175,000 vested options, 98,750 options were exercised and 76,250 options were surrendered to the Company as part of a cashless exercise on September 20, 2006. Additionally, as of December 31, 2005, the Company accrued approximately $335,000 for severance related expenses in accordance with the contract and a related separation agreement.

Other Related Party Transactions. The Company has obtained certain technology related products and services from a company owned by the brother-in-law of Andrew Meyers, who was, until December 31, 2005, the Company’s President and Chief Executive Officer and who remained a director of the Company until March 24, 2006. Costs incurred by the Company for such products and services were approximately $120,000, $37,000, and $31,000 in the years ended December 31, 2006, 2005 and 2004, respectively. The Company also engaged a company owned by Steven Goldstein’s father-in-law to provide certain promotional and marketing goods and services to the Company. Mr. Goldstein was Executive Vice President of the company prior to September 30, 2005. Costs incurred with respect to such goods and services for the year ended December 31, 2004 was approximately $50,000. There was no such amount incurred in the year ended December 31, 2006 and 2005.

(18) Litigation

On April 21, 2005, Thermo-Ply, Inc., a Florida corporation, filed an action in the United States District Court for the Middle District of Florida (Tampa Division) against Silipos and four other defendants. The action asserted a claim for alleged infringement of U.S. Patent No. 6,231,617. Thermo-Ply has agreed to settle the action against Silipos. Pursuant to the Silipos stock purchase agreement, SSL has agreed to fund any of the Company’s obligations resulting from the settlement over $150,000. The Company is liable for such $150,000 in connection with the settlement and has already accrued or paid such amount, and SSL has paid its obligations on this matter.

In addition, in connection with the Company’s acquisition of Silipos, the Company could become subject to certain claims or actions brought by Poly-Gel, although no such claims have been brought to date. These claims may arise, for example, out of the supply agreement between Silipos and Poly-Gel dated August 20, 1999, the

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Litigation – (continued)

manufacture, marketing or sale of products made from gel not purchased from Poly-Gel, alleged misappropriation of trade secrets or other confidential information (including gel formulations) of Poly-Gel, as well as any other alleged violations of the supply agreement (the “Potential Poly-Gel Claims”). For any of these potential claims, SSL has agreed to indemnify the Company for losses up to $2.0 million, after which the Company would be liable for any such claims. Furthermore, the Company has assumed responsibility for the first $150,000 of such liability in connection with the Company’s acquisition of Silipos, and SSL’s maximum liability for total indemnification related to the Company’s acquisition of Silipos is between $5,000,000 and $7,000,000. Thus, if the total amount of all claims arising from the acquisition exceed this maximum, whether or not related to Poly-Gel, the Company would be liable for amounts in excess of the maximum. For claims arising out of conduct that occurs after the closing of the Silipos transaction on September 30, 2004, the Company has agreed to indemnify SSL against losses. The Company would expect to vigorously defend against any claims brought by Poly-Gel or any other third party.

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.)  The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed. The demand for arbitration seeks an award of $400,000 and reserves the right to seek a higher award after completion of discovery. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. On January 26, 2007, the arbitrator gave Silipos (and certain other parties unrelated to the Company) permission to move before the arbitrator for a dismissal of the case against Silipos.

On or about February 13, 2006, Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006, alleged that he was terminated by Silipos without cause and, therefore, was entitled, pursuant to his employment agreement, to a severance payment of two years’ base salary. On or about February 23, 2006, Silipos commenced an action in New York State Supreme Court, New York County, against Mr. Bickel seeking, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that his termination by Silipos was for “cause” as defined in the employment agreement. Silipos also sought compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaint and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. On August 8, 2006, the Court determined that the restrictive covenant was enforceable against Mr. Bickel for the duration of its term (which expired on January 11, 2007) to the extent of prohibiting Mr. Bickel from soliciting certain key customers of the Company with whom he had worked during his employment with the Company. The Company has withdrawn, without prejudice, its claims for compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. The Company intends to continue to vigorously defend the counterclaims.

Additionally, in the normal course of business, the Company may be subject to claims and litigation in the areas of general liability, including claims of employees, and claims, litigation or other liabilities as a result of acquisitions we have completed. The results of legal proceedings are difficult to predict and we cannot provide you with any assurance that an action or proceeding will not be commenced against us, or that we will prevail in any such action or proceeding. An unfavorable outcome of the arbitration proceeding commenced by Dr. Gerald P. Zook against us and Silipos, may adversely affect our rights to manufacture and/or sell certain products or raise the royalty costs of those certain products.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Litigation – (continued)

An unfavorable resolution of any legal action or proceeding could materially adversely affect the market price of our common stock and our business, results of operations, liquidity or financial condition.

(19) Subsequent Events

(a) Acquisition of Regal Medical Supply, LLC on January 8, 2007

On January 8, 2007, the Company acquired certain assets of Regal Medical Supply, LLC (“Regal”), which is a provider of contract management products and services to the long-term care market of skilled nursing and assisted living facilities in 22 states. The purchase price for Regal was approximately $1,640,000, which was paid through the issuance of shares of the Company’s common stock at a share price of $4.329 to the seller. The purchase price is subject to post-closing downward adjustments to the extent the net current assets at January 8, 2007 is less than $675,000. The Company entered into a three-year employment agreement and a non-competition agreement with the seller and seller’s members.

(b) Acquisition of Twincraft, Inc. on January 23, 2007

On January 23, 2007, the Company completed the acquisition of all of the capital stock of Twincraft, Inc. (“Twincraft”) located in Winooski, Vermont, a leading private label manufacturer of specialty bar soaps supplying the health and beauty markets, mass markets and direct marketing channels. The purchase price paid for Twincraft at the time of closing was approximately $26,650,000, of which $2,500,000 is being held in two separate escrows to partially secure payment of any indemnification claims, and payment of any purchase price adjustments and/or working capital adjustments based on the final post-closing audit, and will be released incrementally during the 18 months following the closing, subject to earlier payments, if any, for obligations secured by the escrow funds. The purchase price was paid 85% in cash and the balance through the issuance of the Company’s common stock to the sellers. The purchase price is subject to adjustment based on Twincraft’s working capital target of $5,100,000 at closing, and based on the operating performance of Twincraft for the year ended December 31, 2006. Any adjustment based on working capital will be paid in cash, and any adjustment based on operating performance will be made through the delivery or return of cash and consideration shares in an 85% to 15% proportion. It is probable that the Company will have to make a payment on account of such adjustments, and the amount of the payment is expected to be significant but is not determinable at this time.

The sellers of Twincraft are also entitled to receive additional contingent consideration for the years ending December 31, 2007 and 2008 based upon operating performance. The contingent consideration will be paid by the Company in cash and consideration shares in the same pro rata basis of 85% in cash and 15% in the Company’s common stock. If targets are met, contingent considerations will not be an adjustment to the purchase price and will be reflected in operations as compensation expense. In the event the Company’s common stock is trading at a price less than $4.00 per share based on the average closing price, the contingent consideration amounts for the years ending December 31, 2007 and 2008, if any, would be paid in cash. In addition, the Company incurred approximately $926,000 in costs relating to the acquisitions for Regal and Twincraft, which will be allocated as part of the purchase price in 2007. Deferred acquisition costs are included in other assets in the consolidated balance sheet at December 31, 2006.

The Company entered into a three-year employment agreement with Peter A. Asch, who will serve as president of Twincraft, and Lawrence Litke who will serve as chief operating officer of Twincraft; the Company also entered into a consulting agreement with Fifth Element, LLC, a consulting firm controlled by Joseph Candido, who will serve as Vice President of Sales and Marketing for Twincraft. The employment agreements of Mr. Asch and Mr. Litke, and the consulting agreement of Fifth Element, LLC contain non-competition and non-solicitation provisions covering the terms of their agreements and for any extended severance periods and for one year after termination of the agreements or the extended severance periods, if any.

On January 23, 2007, as part of their agreements, the Company granted stock options of 200,000 and 100,000 shares, respectively, to Messrs. Asch and Litke, all under the Company’s 2005 Plan, to purchase shares of the

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Subsequent Events – (continued)

Company’s common stock having an exercise price equal to $4.20 per share, which are scheduled to vest in three equal consecutive annual tranches beginning on January 23, 2009. The Company also granted a stock option, on January 23, 2007, to Mr. Davitt, another Twincraft employee, for 25,000 shares with an exercise price of $4.20 per share, vesting in three equal consecutive annual tranches commencing on the first anniversary of the grant date. The Company, under SFAS No. 123R, will be required to recognize a stock compensation expense for the years ending December 31, 2007 through 2011, as determined using the Black-Scholes option pricing model. In addition, the Company granted 100,000 stock options to a consulting company, Fifth Element, LLC, the principal of which is Joseph Candido, one of the sellers, to purchase shares of the Company’s common stock having an exercise price equal to $4.20 per share. These options will be accounted for under EITF No. 96-18 and are scheduled to vest in three equal consecutive annual tranches beginning on January 23, 2009. The Company is expected to recognize stock option compensation expense commencing for the year ended December 31, 2007 through 2011, and will be adjusted to market each period through the service period.

(c) Issuance of Restricted Stock

Effective as of January 23, 2007, the Company entered into restricted stock award agreements with members of the Board of Directors and non-Board executives in the amount of 805,000 shares and 75,000 shares, respectively. The total of 880,000 restricted stock awards were granted under the Company’s 2005 Plan. Under the terms of the restricted stock agreements, the shares are not presently vested and will vest in the event of change of control of the Company or when the Company achieves EBITDA (excluding non-recurring events at the discretion of the Company’s Board of Directors) in the aggregate of $10,000,000 in any four consecutive calendar quarters, starting with the quarter beginning January 1, 2007, as reported in the Company’s quarterly and annual filings with the SEC. In the event the Company divests a business unit, EBITDA for any such period of four quarters which includes the date of the divestiture shall be the greater of (i) actual EBITDA for the relevant four quarters, and (ii) the sum of (a) actual EBITDA through the date of divestiture and (b) the actual EBITDA from the date of the divestiture less EBITDA attributed to the divested business unit plus an amount equal to 20% of the purchase price paid to the Company for the divested business unit. The Company will record this charge by assessing the probability of achieving such targets.

(d) Anti-Dilution Trigger – Conversion Price Adjustment

As a result of the stock issuances in connection with the Regal and Twincraft acquisitions, the 5% Convertible Notes conversion price was reset from $4.75 per share to $4.6706 per share, which increased the shares issuable upon conversion from 6,080,000 to 6,183,359. In accordance with EITF No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments,” the Company will record a discount of approximately $400,000 that will accrete over the remaining life of the 5% Convertible Notes.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Quarterly Operating Results (Unaudited):

	Mar. 31, 2005(1)	June 30, 2005(1)	Sep. 30, 2005	Dec. 31, 2005(2)	Mar. 31, 2006	June 30, 2006	Sep. 30, 2006	Dec. 31, 2006(3)
	(In thousands, except per share data)
Sales	$10,397	$10,052	$10,531	$9,162	$8,345	$9,194	$9,065	$8,633
Cost of sales	5,502	5,486	5,758	5,477	5,318	5,439	5,366	5,800
Gross profit	4,895	4,566	4,773	3,685	3,027	3,755	3,699	2,833
Operating expenses:
General and administrative	2,265	2,582	2,421	4,990	2,340	2,355	2,493	3,170
Selling	1,939	2,015	1,747	1,702	1,828	1,695	1,567	1,427
Research and development	130	110	112	117	123	142	151	112
Provision for impairment of identifiable intangible assets	—	—	—	2,102	—	—	—	—
Total operating expenses	4,334	4,707	4,280	8,911	4,291	4,192	4,211	4,709
Income (loss) from operations	561	(141)	493	(5,226)	(1,264)	(437)	(512)	(1,875)
Interest and other income (expense)	(827)	(1,569)	(174)	(125)	(153)	(39)	(62)	(65)
Change in fair value of Put Option	1,750	—	—	—	—	—	—	—
Change in fair value of Call Option	—	500	—	—	—	—	—	—
Income (loss) before taxes	1,484	(1,210)	319	(5,351)	(1,417)	(476)	(574)	(1,940)
Provision for (benefit from) income taxes	39	48	83	(371)	8	6	(21)	452
Net income (loss)	$1,445	$(1,258)	$236	$(4,980)	$(1,425)	$(482)	$(553)	$(2,392)
Net income (loss) per share:
Basic	$.33	$(.24)	$.02	$(.51)	$(.14)	$(.05)	$(.06)	$(.24)
Diluted	$.22	$(.24)	$.02	$(.51)	$(.14)	$(.05)	$(.06)	$(.24)

——————

(1)

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

(2)

Included in the operating results for the quarter ended December 31, 2005 were:

(a)

a provision for impairment of certain identifiable intangible assets totaling $2,102,000; and

(b)

stock award and stock option compensation expense totaling approximately $2,398,000, of which approximately $1,313,000 related to the acceleration of vesting of certain stock options and stock awards.

(3)

Included in the operating results for the quarter ended December 31, 2006 were:

(a)

an additional provision for inventory obsolescence of approximately $286,000;

(b)

a pension settlement loss of approximately $397,000;

(c)

the loss on abandonment of certain New York City office space of approximately $112,000; and

(d)

a provision for income taxes of approximately $437,000.

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s current Chief Executive Officer, who is its current principal executive officer and acting as its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and acting Principal Financial Officer, has concluded that the disclosure controls and procedures are effective.

Restatement of Previously Issued Financial Statements

During 2005, the Company had concluded that its condensed consolidated financial statements in Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 needed to be restated. The restatements were required as a result of the Company’s conclusion that changes to accounting for certain stock options and restricted stock grants were required.

Management has concluded that the controls in place relating to the accounting of stock options and restricted stock were not effective during such period to provide reasonable assurance that these stock options would be properly recorded and disclosed in the financial statements, and management deemed the ineffective controls to be a material weakness in internal control over financial reporting.

Remediation of Material Weakness

The Audit Committee of the Company’s Board of Directors is continuing its review of the Company’s internal controls to determine how this material weakness occurred and how to implement controls designed to avoid the occurrence of this kind of problem in the future.

Changes in Internal Controls

There was no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Company

The information set forth under the caption “Election of Directors” in the proxy statement to be distributed by the Board of Directors of the Company in connection with the 2007Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” of the Company’s proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Certain Relationships and Related Transactions” of the Company’s proxy statement for the 2007 Annual Meeting of the Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Principal Accounting Fees and Services” of the Company’s proxy statement for the 2007 Annual Meeting of the Stockholders is incorporated herein by reference.

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

2. Financial Statement Schedules

The following Financial Statement Schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

LANGER, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II

	Sales Returns and Allowances	Allowance for Doubtful Accounts Receivable	Warranty Reserve	Inventory Reserve	Valuation Allowance for Deferred Tax Assets

At January 1, 2004	$68,000	$224,725	$70,000	$310,000	$2,425,009
Additions	—	172,295	332,343	214,000	143,321
Deletions	—	(17,363)	(332,343)	(154,756)	—
At December 31, 2004	68,000	379,657	70,000	369,244	2,568,330
Additions	—	151,066	290,146	453,027	2,111,784
Deletions	—	(100,650)	(290,146)	(258,003)	—
At December 31, 2005	68,000	430,073	70,000	564,268	4,680,114
Additions	—	223,168	153,610	467,918	2,038,063
Deletions	—	(181,920)	(153,610)	(147,035)	—
At December 31, 2006	$68,000	$471,321	$70,000	$885,151	$6,718,177

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

Exhibit No.	Description of Exhibit

10.2	Employment Agreement between Langer, Inc. and Steven Goldstein, dated as of November 15, 2004.†+
10.3	Consulting Agreement between Langer, Inc. and Kanders & Company, Inc., dated November 12, 2004.†+
10.4	Option Agreement between Langer, Inc. and Kanders & Company, Inc., dated February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(G) to the Schedule TO (File Number 005-36032).+
10.5

Registration Rights Agreement between Langer, Inc. and Kanders & Company, Inc., dated February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(I) to the Schedule TO (File Number 005-36032).

10.6	Indemnification Agreement between Langer, Inc. and Kanders & Company, Inc., dated February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(J) to the Schedule TO (File Number 005-36032).
10.7	The Company’s 2001 Stock Incentive Plan incorporated herein by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.+
10.8	Langer Biomechanics Group Retirement Plan, restated as of July 20, 1979 incorporated by reference to our Registration Statement of Form S-1 (File No. 2-87183).
10.9

Agreement, dated March 26, 1992, and effective as of March 1, 1992, relating to our 401(k) Tax Deferred Savings Plan incorporated by reference to our Form 10-K for the fiscal year ended February 29, 1992.

10.10

Form of Indemnification Agreement for Langer, Inc.’s executive officers and directors, incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

10.11	Copy of Lease related to Langer, Inc.’s Deer Park, NY facilities incorporated by reference to Exhibit 10(f) of our Annual Report on Form 10-K for the fiscal year ended February 28, 1993.
10.12	Copy of Amendment to Lease of Langer, Inc.’s Deer Park, NY facility dated February 19, 1999.††
10.13

Asset Purchase Agreement, dated May 6, 2002, by and among Langer, Inc., GoodFoot Acquisition Co., Benefoot, Inc., Benefoot Professional Products, Inc., Jason Kraus, and Paul Langer, incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2002.

10.14

Registration Rights Agreement, dated May 6, 2002, among Langer, Inc., Benefoot, Inc., Benefoot Professional Products, Inc., and Dr. Sheldon Langer, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2002.

10.15

Promissory Note, dated May 6, 2002, made by Langer, Inc. in favor of Benefoot, Inc., incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2002.

10.16

Promissory Note, dated May 6, 2002, made by Langer, Inc. in favor of Benefoot Professional Products, Inc., incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2002.

10.17

Stock Purchase Agreement, dated January 13, 2003, by and among Langer, Inc., Langer Canada Inc., Raynald Henry, Micheline Gadoury, 9117-3419 Quebec Inc., Bi-Op Laboratories Inc., incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8- K filed with the Securities and Exchange Commission on January 13, 2003.

10.18

Employment Agreement between Langer, Inc. and Joseph Ciavarella dated as of February 16, 2004, incorporated herein by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2003.+

10.19

Option Agreement between Langer, Inc. and Joseph P. Ciavarella dated as of March 24, 2004, incorporated herein by reference to Exhibit 10.34 of our Annual Report on Form 10-K for the year ended December 31, 2003.+

10.20

Stock Purchase Agreement, dated as of September 22, 2004, by and among Langer, Inc., LRC North America, Inc., SSL Holdings, Inc., and Silipos, Inc., incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.

10.21

Stock Pledge and Agency Agreement, dated September 30, 2004, by and among Langer, Inc., SSL Holdings, Inc., and Pepper Hamilton LLP., incorporated herein by reference to Exhibit 4.4 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.

Exhibit No.	Description of Exhibit

10.22

$7,500,000 Secured Promissory Note due March 31, 2006, incorporated herein by reference to Exhibit 4.5 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.

10.24

$3,000,000 Promissory Note due December 31, 2009, incorporated herein by reference to Exhibit 4.6 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.

10.25

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

10.28	Employment Agreement between Langer, Inc. and W. Gray Hudkins, dated as of November 15, 2004.†+
10.29

Amendments dated as of November 12, 2004, October 28, 2004, August 31, 2004, May 28, 2004, March 30, 2004, January 30, 2004 and December 1, 2003, to Employment Agreement dated as of February 13, 2001, between us and Andrew H. Meyers.†+

10.30	Stock Option Agreement between Langer, Inc. and W. Gray Hudkins, dated November 12, 2004.†+
10.31	Stock Option Agreement between Langer, Inc. and Steven Goldstein, dated November 12, 2004.†+
10.32	Restricted Stock Agreement between Langer, Inc. and W. Gray Hudkins, dated November 12, 2004.†+
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

10.34	Letter Agreement dated October 31, 2001, between Langer Partners, LLC and Oracle Management.†
10.35	Stock Option Agreement between Langer, Inc. and Kanders & Company, Inc. dated November 12, 2004.†
10.36	Patent License Agreement, including amendment no. 1 thereto, between Applied Elastomerics, Inc. and SSL Americas, Inc., dated effective November 30, 2001.
10.37	Assignment and Assumption Agreement, dated as of September 30, 2004, by and between SSL Americas, Inc. and Silipos, Inc.
10.38	License Agreement, dated as of January 1, 1997, by and between Silipos, Inc. and Gerald P. Zook.
10.39

Copy of Lease between 366 Madison Inc. and Silipos, Inc., dated April, 1995; Lease Modification and Extension Agreement, dated November 1, 1995; and Second Lease Modification and Extension Agreement, dated December 16, 1997.

10.40

Copy of Sublease between Calamar Enterprises, Inc. and Silipos, Inc., dated May 21, 1998; First Amendment to Sublease between Calamar Enterprises, Inc. and Silipos, Inc., dated July 15, 1998; and Second Amendment to Sublease between Calamar Enterprises, Inc. and Silipos, Inc., dated March 1, 1999.

10.41

Lease dated December 19, 2005, between the Company (as tenant) and 41 Madison, L.P., of office space at 41 Madison Avenue, New York, N.Y., incorporated herein by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 22, 2005.

10.42	Form of Amendment to Stock Option Agreement, incorporated herein by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 27, 2005.
10.43	Form of Amendment to Restricted Stock Award Agreement, incorporated herein by reference to the Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 27, 2005.
10.44

Employment Agreement dates as of September 18, 2006, between the Company and Sara Cormack, incorporated herein by reference to the Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 18, 2006.+

Exhibit No.	Description of Exhibit

10.45

Form of Note Purchase Agreement dated as of December 7, 2006, among the Company and the purchasers of the Company’s 5% Convertible Subordinated Notes Due December 7, 2011, including letter amendment dated as of December 7, 2006, without exhibits, incorporated herein by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 14, 2006.

10.46	Form of the Company’s 5% Convertible Subordinated Note Due December 7, 2011, incorporated herein by reference to the Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 14, 2006.
10.47

Registration Rights Agreement dated as of January 8, 2007, by and between Langer, Inc., and Regal Medical Supply, LLC, incorporated herein by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 12, 2007.

10.48

Asset Purchase Agreement dated as December 15, 2006, by and among Langer, Inc., Regal Acquisition Co., Regal Medical Supply, LLC, John Eric Shero, William Joseph Warning, John P Kenney, Richard Alan Nace, Linda Ann Lee, Carl David Ray, and Roy Kelley, incorporated herein by reference to the Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 12, 2007.

10.49

Registration Rights Agreement dated as of January 23, 2007, by and between the Company, Peter A. Asch, Richard D. Asch, A. Lawrence Litke, and Joseph M. Candido, incorporated herein by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 29, 2007.

10.50

Employment Agreement dated January 23, 2007, between Twincraft, Inc. and Peter A. Asch, incorporated herein by reference to the Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 29, 2007.+

10.51

Employment Agreement dated January 23, 2007, between Twincraft, Inc. and A. Lawrence Litke, incorporated herein by reference to the Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 29, 2007.+

10.52

Employment Agreement dated January 23, 2007, between Twincraft, Inc. and Richard. Asch, incorporated herein by reference to the Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 29, 2007.+

10.53

Consulting Agreement dated January 23, 2007, between Twincraft, Inc. and Fifth Element LLC, incorporated herein by reference to the Exhibit 10.5 of the Company’s Current Report on Form 8-K filed January 29, 2007.+

10.54

Lease Agreement dated January 23, 2007, between Twincraft, Inc. and Asch Partnership, incorporated herein by reference to the Exhibit 10.6 of the Company’s Current Report on Form 8-K filed January 29, 2007.

10.55

Lease dated October 1, 2003 and as amended January 23, 2006, between Twincraft, Inc. and Asch Enterprises, LLC, incorporated herein by reference to the Exhibit 10.7 of the Company’s Current Report on Form 8-K filed January 29, 2007.

10.56

Stock Purchase Agreement dated as of November 14, 2006, by and among Langer, Inc., Peter A. Asch, Richard D. Asch, A. Lawrence Litke, and Joseph M. Candido, incorporated herein by reference to the Exhibit 10.8 of the Company’s Current Report on Form 8-K filed January 29, 2007.

21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive and Financial Officer.
32.1	Section 1350 Certification by Principal Executive and Financial Officer.

——————

†

Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-120718) filed with the Securities and Exchange Commission on November 23, 2004.

††

Incorporated by reference to Amendment No. 2 of our Registration Statement on Form S-1 (File No. 333-120718), filed with the Securities and Exchange Commission on February 11, 2005.

+

This exhibit represents a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANGER, INC.
	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
Date: April 2, 2007		President and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2007	By:	/s/ WARREN B. KANDERS
Warren B. Kanders
Director

Date: April 2, 2007	By:	/s/ PETER A. ASCH
Peter Asch
Director

Date: April 2, 2007	By:	/s/ STEPHEN M. BRECHER
Stephen M. Brecher
Director

Date: April 2, 2007	By:	/s/ BURTT R. EHRLICH
Burtt R. Ehrlich
Director

Date: April 2, 2007	By:	/s/ ARTHUR GOLDSTEIN
Arthur Goldstein
Director

Date: April 2, 2007	By:	/s/ STUART P. GREENSPON
Stuart P. Greenspon
Director

Date: April 2, 2007	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
Director