Form 10-Q
period 2007-03-31
LANGER INC
filed 2007-05-15
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common Stock, Par Value $.02—11,474,212 shares as of May 10, 2007.

INDEX

LANGER, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$7,111,509	$29,766,997
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $569,673 and $539,321, respectively	10,002,195	4,601,870
Inventories, net	7,723,882	3,275,113
Prepaid expenses and other current assets	1,113,009	891,357
Total current assets	25,950,595	38,535,337
Property and equipment, net	15,506,848	8,245,417
Identifiable intangible assets, net	15,518,689	5,960,590
Goodwill	21,975,543	14,119,213
Other assets	1,093,305	1,988,913
Restricted cash - escrow	1,000,000	—
Total assets	$81,044,980	$68,849,470
Liabilities and Stockholders’ Equity
Current liabilities:
Other current liabilities, including current installment of note payable	$5,167,032	$3,406,296
Accounts payable	3,477,155	1,242,531
Due to sellers of Twincraft	2,840,139	—
Unearned revenue	554,504	574,415
Total current liabilities	12,038,830	5,223,242
Non current liabilities:
Long-term debt:
5% Convertible notes, net of debt discount of $413,400	28,466,600	28,880,000
Note payable	142,556	151,970
Obligation under capital lease	2,700,000	2,700,000
Other liabilities	1,055,278	1,117,623
Unearned revenue	86,421	100,438
Deferred income taxes payable	1,722,997	1,659,333
Total liabilities	46,212,682	39,832,606

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 11,558,512 and 10,156,673 at March 31, 2007 and December 31, 2006, respectively	231,171	203,134
Additional paid-in capital	53,494,210	46,951,501
Accumulated deficit	(18,979,574)	(18,195,109)
Accumulated other comprehensive income	283,132	253,979
	35,028,939	29,213,505
Treasury stock at cost, 84,300 shares	(196,641)	(196,641)
Total stockholders’ equity	34,832,298	29,016,864
Total liabilities and stockholders’ equity	$81,044,980	$68,849,470

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2007	2006
Net sales	$15,139,542	$8,345,054
Cost of sales	9,612,621	5,317,682
Gross profit	5,526,921	3,027,372
General and administrative expenses	3,421,692	2,340,705
Selling expenses	2,228,925	1,827,950
Research and development expenses	196,711	123,071
Operating loss	(320,407)	(1,264,354)
Other income (expense):
Interest income	133,019	158,832
Interest expense	(526,430)	(303,883)
Other	(7,016)	(8,382)
Other expense, net	(400,427)	(153,433)
Loss before income taxes	(720,834)	(1,417,787)
Provision for income taxes	63,631	8,168
Net loss	$(784,465)	$(1,425,955)
Net loss per common share:
Basic	$(.07)	$(.14)
Diluted	$(.07)	$(.14)
Weighted average number of common shares used in computation of net loss per share:
Basic	11,183,415	9,935,845
Diluted	11,183,415	9,935,845

See accompanying notes to unaduited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended March 31, 2007
(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
				Additional		Foreign	Unrecognized		Total
	Common Stock		Treasury	Paid-in	Accumulated	Currency	Periodic	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Translation	Pension Costs	Income (Loss)	Equity
Balance at January 1, 2007	10,156,673	$203,134	$(196,641)	$46,951,501	$(18,195,109)	$397,450	$(143,471)		$29,016,864
Net loss	—	—	—	—	(784,465)	—	—	$(784,465)	—
Change in unrecognized periodic pension costs	—	—	—	—	—	—	47,824	47,824	—
Foreign currency adjustment	—	—	—	—	—	(18,671)	—	(18,671)	—
Total comprehensive loss	—	—	—	—	—	—	—	$(755,312)	(755,312)
Stock-based compensation expense	—	—	—	69,865	—	—	—		69,865
Discount on 5% convertible notes	—	—	—	427,889	—	—	—		427,889
Issuance of stock to purchase Regal	333,483	6,670	—	1,365,279	—	—	—		1,371,949
Issuance of stock to purchase Twincraft	999,375	19,987	—	4,377,263	—	—	—		4,397,250
Adjustment to issuance of stock to purchase Twincraft	68,981	1,380	—	302,413	—	—	—		303,793
Balance at March 31, 2007	11,558,512	$231,171	$(196,641)	$53,494,210	$(18,979,574)	$378,779	$(95,647)		$34,832,298

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(784,465)	$(1,425,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	854,597	416,271
Amortization of debt acquisition costs	65,325	47,945
Amortization of debt discount	14,489	—
Stock-based compensation expense	69,865	35,241
Provision for doubtful accounts receivable	133,204	34,813
Provision for pension settlement	47,824	—
Deferred income tax provision	63,631	(26,542)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(875,994)	508,352
Inventories	(195,076)	(42,274)
Prepaid expenses	(95,275)	(177,917)
Other assets	920,621	(48,137)
Accounts payable and other current liabilities	1,210,108	548,901
Unearned revenue and other liabilities	(95,094)	(13,364)
Net cash provided by (used in) operating activities	1,333,760	(142,666)
Cash Flows From Investing Activities:
Purchase of property and equipment	(104,723)	(204,697)
Increase in restricted cash - escrow	(1,000,000)	—
Due to sellers of Twincraft	2,840,139	—
Purchase of Twincraft, net of cash acquired	(25,708,492)	—
Net cash used in investing activities	(23,973,076)	(204,697)
Cash Flows From Financing Activities:
Repayment of note payable	(9,414)	—
Proceeds from the exercise of stock options	—	45,750
Proceeds from the exercise of warrants	—	200
Net cash (used in) provided by financing activities	(9,414)	45,950
Effect of exchange rate changes on cash	(6,758)	(28,740)
Net decrease in cash and cash equivalents	(22,655,488)	(330,153)
Cash and cash equivalents at beginning of period	29,766,997	18,828,989
Cash and cash equivalents at end of period	$7,111,509	$18,498,836

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$85,545	$103,485
Income taxes	$38,312
Supplemental Disclosures of Non-Cash Investing Activities:
Issuances of stock for two acquisitions	$6,072,992
Supplemental Disclosures of Non-Cash Financing Activities:
Accounts payable and accrued liabilities relating to property and equipment	$1,273	$24,950

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Notes To Unaudited Condensed Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the related financial statements and consolidated notes, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. During the three months ended March 31, 2007, the Company consummated two acquisitions which are included in the Company’s financial statements for this period (see Note 2, "Acquisitions").

 (b) Restricted Cash

Restricted cash consist of $1,000,000 being held in escrow relating to the Company’s acquisition of Twincraft, Inc. (“Twincraft”). The escrow will be released July 23, 2008 (18 months after the closing), net of any claims against the escrow plus any accrued interest.

(c) Provision for Income Taxes

For the three months ended March 31, 2007 and 2006, the Company’s provision for income taxes on foreign operations was approximately $14,000 and $34,000, respectively.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed or to be claimed in tax returns that do not meet these recognition and measurement standards. The Company’s adoption of FIN 48 did not have a material effect on the Company's financial statements, and the Company does not expect the adoption of FIN 48 to have a significant impact on its results of operations or financial position during the next twelve months.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company's policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At March 31, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company's statutes of limitation for tax liabilities are open for tax years ended December 31, 2003 and forward. The Company's major taxing jurisdictions include the U.S., Canada, the United Kingdom, and New York.

(c) Seasonality

Revenue derived from sales of medical devices in North America has historically been significantly higher in the warmer months of the year, while sales of medical devices by the United Kingdom subsidiary have historically not evidenced any seasonality. Personal care product revenues relating to the health and beauty aid segment fluctuates during the year, due to seasonal demand during the second and fourth quarters.

(d) Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires that all employee stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the awards. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Under this method, total employee stock compensation expense, which is included in general and administrative expenses for the three months ended March 31, 2007 and 2006 was $60,358 and $35,241, respectively.

For the three months ended March 31, 2007, the Company granted 425,000 options under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). These options were granted to employees as part of the Twincraft acquisition at an exercise price of $4.20. A total of 325,000 options were awarded to employees and 100,000 options were awarded to a non-employee.

The Company accounts for equity issuances to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair market value of the services received. The Company utilizes the Black-Scholes option pricing model to determine the fair value at the end of each reporting period. Non-employee stock-based compensation expense is subject to periodic adjustment and is being recognized over the vesting periods of the related options. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in-capital. During the three months ended March 31, 2007, the Company issued 100,000 stock options in conjunction with a non-employee consulting agreement with Fifth Element, LLC. For the three months ended March 31, 2007, $9,507 was recorded as consulting expense.

Restricted Stock

On January 23, 2007, the Company entered into restricted stock award agreements with members of the Board of Directors and non-Board executives in the amount of 805,000 shares and 75,000 shares, respectively under the Company’s 2005 Plan. The awards have a 10 year life from date of grant. The restricted stock awards under SFAS No. 123(R) are classified as performance based awards in which the specific performance condition or contingency must be satisfied in order for the awards to vest, and the Company will recognize compensation expense when the achievement of performance condition is probable. As of March 31, 2007, the Company has not recognized compensation expense related to these awards. Under the terms of the restricted stock agreements, the shares are not presently vested and will vest in the event of change of control of the Company or when the Company achieves EBITDA (excluding non-recurring events at the discretion of the Company’s Board of Directors) in aggregate of $10,000,000 in any four consecutive calendar quarters, starting with the quarter beginning January 1, 2007, as reported in the Company’s quarterly and annual filings with the SEC. In the event the Company divests a business unit, EBITDA for any such period of four quarters which includes the date of the divestiture shall be the greater of (i) actual EBITDA for the relevant four quarters, and (ii) the net sum of (a) the actual EBITDA for the relevant four quarters, minus (b) EBITDA attributable to the divested portion of the business, plus (c) an amount equal to 20% of the purchase price paid to Langer in the divestiture. The shares may not be transferred for a period of 18 months following the vesting of the shares. The restricted stock awards are not considered outstanding in the computation of basic earnings per share.

(f) Recently Issued Accounting Pronouncements

On June 15, 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06−3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. The Company adopted EITF No. 06−3 as of January 1, 2007. The Company has been accounting for sales tax as net in the past and will continue to present as net.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company is evaluating SFAS No. 157 and its impact on the Company’s consolidated financial statements, but it is not expected to have a significant impact.

On February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter of fiscal 2009, is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2—ACQUISITIONS

(a) Acquisition of Regal Medical Supply, LLC

On January 8, 2007, the Company acquired certain assets of Regal Medical Supply, LLC (“Regal”), which is a provider of contracture management products and services to the long-term care market of skilled nursing and assisted living facilities in 22 states. Regal was acquired in an effort to gain access to the long term care market, to gain a captive distribution channel for certain custom products the Company manufactures into markets the Company has not previously penetrated, and to establish a national network of service professionals to enhance its customer relationships in both its core and new markets. The results of operations of Regal since January 8, 2007 (the date of acquisition) have been included in the Company’s consolidated financial statements as part of the medical products operating segment.

The initial consideration for the acquisition of the assets of Regal (before post-closing adjustments) was approximately $1,640,000, which was paid through the issuance of 379,167 shares of the Company’s common stock valued under the asset purchase agreement at a price of $4.329. The purchase price was subject to a post-closing downward adjustment to the extent that the working capital as reflected on Regal’s January 8, 2007 (closing date) balance sheet was less than $675,000. On March 12, 2007, the Company and Regal agreed to a post-closing downward adjustment, pursuant to terms of the asset purchase agreement, reducing the price from $1,640,000 to $1,371,949, which was effected by the cancellation of 45,684 shares, which were valued for purposes of the adjustment at $4.114, which was the average closing price of the Company’s common stock on The NASDAQ Global Market (“NASDAQ”) for the 5 trading days ended December 19, 2006. The cost of the Regal acquisition also included approximately $70,000 of transaction costs. The Company entered into a three-year employment agreement with a former employee of the seller and a non-competition agreement with the seller and seller’s members.

The following table sets forth the components of the purchase price:

Total stock consideration	$1,371,949
Total purchase price	$1,371,949

The following table provides the preliminary allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at January 8, 2007:

Assets:
Accounts receivable	$680,662
Inventories	57,468
Property and equipment	25,030
Goodwill	1,026,800
1,789,960
Liabilities:
Accounts payable	275,206
Accrued liabilities	142,805
418,011
Total purchase price	$1,371,949

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will not amortize goodwill. The value allocated to goodwill in the purchase of Regal is not deductible for income tax purposes.

(b) Acquisition of Twincraft

On January 23, 2007, the Company completed the acquisition of all of the outstanding stock of Twincraft. Twincraft is a leading private label manufacturer of specialty bar soaps supplying the health and beauty markets, mass markets and direct marketing channels and operates out of a manufacturing facility in Winooski, Vermont. Twincraft was acquired to expand into additional product categories in the personal care market, to increase the Company’s customer exposure for its current line of Silipos gel-based skincare products, and to take advantage of potential commonalities in research and development advances between Twincraft’s and the Company’s current product lines. The purchase price for Twincraft was determined by arm’s length negotiations between the Company and Twincraft and was based in part upon analyses and due diligence, which the Company performed on the financial records of Twincraft, focusing on enterprise value, historic cash flows and expected future cash flow to determine valuation. The results of operations of Twincraft since January 23, 2007 (the date of acquisition) have been included in the Company’s consolidated financial statements as part of the personal care products operating segment.

The purchase price paid for Twincraft at the time of closing was approximately $26,650,000, of which $1,500,000 is being held in two separate escrows to partially secure payment of any indemnification claims, and payment for any purchase price adjustments and/or working capital adjustments based on the final post-closing audit. The escrows will be released incrementally during the 18 months following the closing, subject to payments, if any, for obligations secured by the escrow funds. The escrow of $1,000,000 will not be released until 18 months after the closing, net of any claims. This portion of the escrow is considered to be contingent consideration and not part of the purchase price and is classified as restricted cash on the Company’s consolidated balance sheet. The purchase price was paid 85% in cash and the balance through the issuance of the Company’s common stock to the sellers of Twincraft. The purchase price is subject to adjustment based on Twincraft’s working capital target of $5,100,000 at closing, and operating performance for the year ended December 31, 2006. On May 15, 2007, the working capital adjustment, which was agreed to by the Company and the sellers of Twincraft, in effect increased the purchase price of the Twincraft acquisition by approximately $1,277,000 payable in cash. In addition, on May 15, 2007, the operating performance adjustments, which was agreed to by the Company and the sellers of Twincraft, increased the purchase price of Twincraft by approximately $1,867,000 and will be made through the issuance of 68,981 shares of the Company’s common stock (representing 15% of the adjusted consideration) and the balance of approximately $1,564,000 in cash. The cash adjustment for working capital and operating performance totaling approximately $2,840,000 has been accrued as amount due to sellers. The fair value of the Company’s common stock based on the average closing price per share of the Company’s stock as quoted on NASDAQ, two days before, two days after and on November 14, 2006.

The Company entered into three-year employment agreements with Peter A. Asch, who will serve as President of Twincraft, and Lawrence Litke, who will serve as Chief Operating Officer of Twincraft. The Company also entered into a consulting agreement with Fifth Element, LLC, a consulting firm controlled by Joseph Candido, who will serve as Vice President of Sales and Marketing for Twincraft. The employment agreements of Mr. Asch and Mr. Litke, and the consulting agreement of Fifth Element, LLC contain non-competition and non-solicitation provisions covering the terms of their agreements and for any extended severance periods and for one year after termination of the agreements or the extended severance periods, if any.

On January 23, 2007, as part of their employment agreements, the Company granted stock options of 200,000 and 100,000 shares, respectively, to Messrs. Asch and Litke, all under the Company’s 2005 Plan, to purchase shares of the Company’s common stock having an exercise price equal to $4.20 per share, which are scheduled to vest in three equal consecutive annual tranches beginning on January 23, 2009. The Company also granted a stock option, on January 23, 2007, to Mr. Mark Davitt, another Twincraft employee, for 25,000 shares with an exercise price of $4.20 per share, vesting in three equal consecutive annual tranches commencing on the first anniversary of the grant date. The Company is recognizing stock compensation expenses related to these options over the requisite service period in accordance with SFAS No. 123(R). Pursuant to EITF No. 96-18, the Company recorded consulting expenses relating to 100,000 stock options granted to Mr. Candido of Fifth Element, LLC, a non-employee consultant.

The following table sets forth the components of the purchase price:

Total cash consideration (including $1,500,000 escrow)	$24,492,639
Total stock consideration	4,701,043
Transaction costs	1,252,819
Total purchase price	$30,446,501

The following table provides the preliminary allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at January 23, 2007 and is based upon a third-party appraisal:

Assets:
Cash and cash equivalents	$36,966
Accounts receivable	3,984,756
Inventories	4,200,867
Other current assets	127,911
Property and equipment	7,722,140
Goodwill	6,829,530
Identifiable intangible assets (trade names of $2,629,300 and repeat customer base of $7,214,500)	9,843,800
32,745,970
Liabilities:
Accounts payable	517,929
Accrued liabilities	1,781,540
2,299,469
Total purchase price	$30,446,501

In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill. The intangible assets are deemed to have definite lives and will be amortized over an appropriate period that matches the economic benefit of the intangible assets. The trade names will be amortized over a 23 year period and the repeat customer base over 19 years. The value allocated to goodwill and identifiable intangible assets in the purchase of Twincraft are not deductible for income tax purposes.

(c) Unaudited Pro Forma Results

Below are the unaudited pro forma results of operations for the three months ended March 31, 2007 and 2006, as if the Company had acquired Regal and Twincraft on January 1, 2006. Such pro forma results are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the three months ended March 31, 2007 and 2006 were:

	Three months ended March 31,
	2007	2006
Net sales	$16,679,731	$15,928,236
Net loss	(1,073)	(2,180,306)
Loss per share - basic and diluted	—	(.19)

NOTE 3—IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets at March 31, 2007 consisted of:

Assets	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Carrying Value
Non-competition agreements—Benefoot/Bi-Op	4 Years	$572,000	$370,700	$201,300
License agreements and related technology—Benefoot	5 to 8 Years	1,156,000	676,915	479,085
Repeat customer base—Bi-Op	7 Years	500,000	153,704	346,296
Trade names—Silipos	Indefinite	2,688,000	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	600,000	1,080,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	358,948	1,005,052
Repeat customer base—Twincraft	19 Years	7,214,500	89,833	7,124,667
Trade names—Twincraft	23 Years	2,629,300	35,011	2,594,289
		$17,803,800	$2,285,111	$15,518,689

Identifiable intangible assets at December 31, 2006 consisted of:

Assets	Estimated Useful Life from Acquisition Date Unless Noted	Original Cost	Accumulated Amortization	Net Carrying Value
Non-competition agreements—Benefoot/Bi-Op	4 Years	$572,000	$350,570	$221,430
License agreements and related technology—Benefoot	5 to 8 Years	1,156,000	647,824	508,176
Repeat customer base—Bi-Op	7 Years	500,000	137,963	362,037
Trade names—Silipos	Indefinite	2,688,000	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	540,000	1,140,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	323,053	1,040,947
		$7,960,000	$1,999,410	$5,960,590

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended March 31, 2007 and 2006 was $285,701 and $160,854, respectively. As of March 31, 2007, the estimated future amortization expense is $1,042,982 for 2007, $1,449,192 for 2008, $1,436,397 for 2009, $1,355,735 for 2010, $1,260,513 for 2011, and $6,285,870 thereafter.

NOTE 4—GOODWILL

Changes in goodwill for the three months ended March 31, 2007 and for the year ended December 31, 2006 are as follows:

	Medical Products	Personal Care Products	Total
Balance, January 1, 2006	$11,293,494	$2,825,719	$14,119,213
Activity	—	—	—
Balance, December 31, 2006	11,293,494	2,825,719	14,119,213
Allocated goodwill related to the Regal Medical Supply, LLC acquisition (See Note 2(a))	1,026,800	—	1,026,800
Allocated goodwill related to the Twincraft acquisition (See Note 2(b)).	—	6,829,530	6,829,530
Balance, March 31, 2007	$12,320,294	$9,655,249	$21,975,543

 NOTE 5—INVENTORIES, NET

Inventories, net, consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials	$5,127,993	$2,318,201
Work-in-process	575,377	173,822
Finished goods	2,920,340	1,668,241
	8,623,710	4,160,264
Less: Allowance for excess and obsolescence	899,828	885,151
	$7,723,882	$3,275,113

NOTE 6—LONG-TERM DEBT, INCLUDING CURRENT INSTALLMENTS

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”). The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The shares of the Company’s common stock acquirable upon conversion of the 5% Convertible Notes, which may include additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes. Pursuant to certain registration rights granted to the holders of the 5% Convertible Notes, the Company filed a registration statement with respect to the shares acquirable on conversion of the 5% Convertible Notes (the “Underlying Shares”).

The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007. Accrued interest on the 5% Convertible Notes was $458,043 at March 31, 2007. At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain anti-dilution provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions (see Note 2, Acquisitions), the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes. This resulted in a debt discount of $427,889, which is amortized over the term of the 5% Convertible Notes and is recorded as interest expense in the consolidated statements of operations. The charge to interest expense for the three months ended March 31, 2007 was $14,489. The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); and (iv) at any time after December 7, 2007, if the closing price of the common stock of the Company on the NASDAQ (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into common stock at the conversion price then applicable. The Company held a Special Meeting of Stockholders on April 19, 2007, at which the Company’s stockholders approved the issuance by the Company of the Underlying Shares.

In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by holders of at least 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligation, in the amount of $2,700,000, excluding current installments, as of March 31, 2007, and the Company’s obligations under its secured revolving credit facility (discussed in Note 13, “Subsequent Events - Bank Financing”). The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions (See Note 13, “Subsequent Events”).

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,060,000 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,305,429, which will be amortized through December 7, 2011, the due date for the payment on the 5% Convertible Notes. The amortization of these costs for the three months ended March 31, 2007 was $65,325 and is recorded as interest expense in the consolidated statement of operations.

On October 31, 2001, the Company completed the sale in a private placement, of $14,589,000 principal amount of its 4% convertible subordinated notes due and paid in full, plus accrued interest, on August 31, 2006 (the “4% Convertible Notes”). The cost of raising these proceeds was $920,933, which was amortized through August 31, 2006. The amortization of these costs for the three months ended March 31, 2006 was $47,945 and was included in interest expense in the related consolidated statements of operations.

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”). The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest totaling $4,006, commencing August 2006. The Note is secured by a $202,320 increase to an unsecured letter of credit originally provided to the landlord as security at lease commencement. The amount of the revised unsecured letter of credit is $570,992. The current portion of the Note, $33,729, is included in other current liabilities, including current installments of note payable, and the non-current portion of the Note of $142,556 is stated separately as note payable, on the March 31, 2007 balance sheet. Interest expense on the Note for the three months ended March 31, 2007 was $3,188.

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of March 31, 2007, the Company’s obligation under capital lease, excluding current installments, is $2,700,000.

NOTE 7—SEGMENT INFORMATION

The Company operates in two segments, medical products and personal care. Prior to January 1, 2007, the medical products segment was called the orthopedic segment and the personal care segment was called the skincare segment. As discussed in Note 2, the Company consummated two acquisitions during the three months ended March 31, 2007. The operations from the Twincraft acquisition are included in the personal care segment, and the operations from the Regal acquisition are included in the medical products segment. The medical products segment includes the orthopedic products of Silipos. Intersegment net sales are recorded at cost.

Segment information for the three months ended March 31, 2007 and 2006 is summarized as follows:

Three months ended March 31, 2007	Medical Products	Personal Care	Total
Net sales	$8,061,593	$7,077,949	$15,139,542
Gross profit	3,312,397	2,214,524	5,526,921
Operating (loss) income	(868,556)	548,149	(320,407)

Total assets as of March 31, 2007	37,815,469	43,229,511	81,044,980

Three months ended March 31, 2006	Medical Products	Personal Care	Total
Net sales	$7,625,582	$719,472	$8,345,054
Gross profit	2,668,692	358,680	3,027,372
Operating loss	(1,247,084)	(17,270)	(1,264,354)

Total assets as of March 31, 2006	48,410,460	8,577,603	56,988,063

Geographical segment information for the three months ended March 31, 2007 and 2006 is summarized as follows:

Three months ended March 31, 2007	United States	Canada	United Kingdom	Total
Net sales to external customers	$13,332,649	$683,655	$1,123,238	$15,139,542
Intersegment net sales	257,858	—	—	257,858
Gross profit	4,726,564	341,482	458,875	5,526,921
Operating (loss) income	(288,035)	48,948	(81,320)	(320,407)

Total assets as of March 31, 2007	76,742,939	2,100,188	2,201,853	81,044,980

Three months ended March 31, 2006	United States	Canada	United Kingdom	Total
Net sales to external customers	$6,861,466	$607,513	$876,075	$8,345,054
Intersegment net sales	207,816	—	—	207,816
Gross profit	2,385,245	270,971	371,156	3,027,372
Operating (loss) income	(1,291,670)	75,916	(48,600)	(1,264,354)

Total assets as of March 31, 2006	52,247,005	1,891,791	2,849,267	56,988,063

NOTE 8—COMPREHENSIVE LOSS

The Company’s comprehensive income (loss) were as follows:

	Three months ended March 31,
	2007	2006
Net loss	$(784,465)	$(1,425,955)
Other comprehensive income (loss), net of tax:
Recognized loss of unrecognized periodic pension costs	47,824	—
Change in equity resulting from translation of financial statements into U.S. dollars	(18,671)	(59,047)
Comprehensive loss	$(755,312)	$(1,485,002)

NOTE 9—INCOME (LOSS) PER SHARE

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted loss per share computations for the three months ended March 31, 2007 and 2006 exclude approximately 1,963,000 and approximately 1,905,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes and the 4% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the three months ended March 31, 2007 and 2006, respectively.

The following table provides a reconciliation between basic and diluted (loss) earnings per share:

	Three months ended March 31,
	2007			2006
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic EPS	$(784,465)	11,183,415	$(.07)	$(1,425,955)	9,935,845	$(.14)

Diluted EPS	$(784,465)	11,183,415	$(.07)	$(1,425,955)	9,935,845	$(.14)

NOTE 10—RELATED PARTY TRANSACTIONS

5% Convertible Subordinated Notes. On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 in a private placement. The number of shares of common stock issuable on conversion of the notes, as of March 31, 2007, is 6,183,359, and the conversion price as of such date was $4.6706. The number of shares and conversion price are subject to adjustment in certain circumstances. A trust controlled by Mr. Warren B. Kanders, the Company’s Chairman of the Board of Directors and largest beneficial stockholder, owns (as a trustee for a member of his family) $2,000,000 of the 5% Convertible Notes, and two directors, Stuart P. Greenspon and Arthur Goldstein, own $150,000 and $100,000 of the 5% Convertible Notes, respectively.

New Employment Agreements. The Company entered into five three-year employment agreements as part of the acquisitions of Regal and Twincraft. The employment agreements were issued to John Shero, the former President of Regal, who will now serve as Vice President of Sales of the medical products group, Peter A. Asch, who will serve as President of Twincraft and the personal care division of the Company, and a member of the Board of Directors, Lawrence Litke, who will serve as Chief Operating Officer of Twincraft, and Richard Asch, who will be serving in a sales managerial capacity at Twincraft. In addition, the Company entered into a consulting agreement with Fifth Element, LLC, a consulting firm controlled by Joseph Candido, who will serve as Vice President of Sales and Marketing for Twincraft. The employment and consulting agreements contain non-competition and non-solicitation provisions covering the terms of the agreements and for any extended severance periods and for one year after termination of the agreements or the extended severance periods, if any.

NOTE 11—PENSION

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)” (“SFAS No.158”), which requires an entity to: (a) recognize in its statement of financial position an asset for defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements were effective to the Company’s 2006 fiscal year.

	Pension Benefits
Three months ended March 31	2007	2006
Interest cost	$1,210	$9,343
Expected return on plan assets	(1,867)	(13,257)
Amortization of transition obligations	22,237	1,948
Recognized actuarial loss	25,587	4,932
Net periodic benefit cost	$47,167	$2,966

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it does not expect to contribute to its pension plan in 2007. In addition, the Company is in the process of terminating its pension plan by December 31, 2007. As of March 31, 2007, no contributions have been made.

NOTE 12—LITIGATION

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

Additionally, in the normal course of business, the Company may be subject to claims and litigation in the areas of general liability, including claims of employees, and claims, litigation or other liabilities as a result of acquisitions completed. The results of legal proceedings are difficult to predict and the Company cannot provide any assurance that an action or proceeding will not be commenced against the Company or that the Company will prevail in any such action or proceeding. An unfavorable outcome of the arbitration proceeding commenced by Dr. Gerald P. Zook against Silipos may adversely affect the Company’s rights to manufacture and/or sell certain products or raise the royalty costs of those certain products.

An unfavorable resolution of any legal action or proceeding could materially adversely affect the market price of the Company’s common stock and its business, results of operations, liquidity or financial condition.

NOTE 13—SUBSEQUENT EVENTS

(a) Bank Financing
On May 11, 2007, the Company entered into a secured revolving credit facility agreement with a bank expiring on September 30, 2011, which will enable the Company to borrow funds based on its levels of inventory and accounts receivable, in the amount of 85% of the eligible accounts receivable and 60% of the eligible inventory, and, subject to the satisfaction of certain conditions, term loans secured by equipment or real estate hereafter acquired (the “Credit Facility”). The maximum availability under the Credit Facility, if and when the Company has the requisite levels of assets, would be $20,000,000, subject to a sublimit of $5,000,000 for letters of credit, another sublimit of $5,000,000 for term loans, and a sublimit of $750,000 on loans against inventory (subject to an increase in the sublimit on inventory loans to $7,500,000 if and when the bank receives a satisfactory appraisal of the inventory). Interest is payable monthly in arrears at the lender's prime rate or, at the Company's election, at 2 percentage points above an Adjusted Eurodollar Rate, as defined. The Credit Facility is secured by a security interest in favor of the bank in all the Company's assets. If the Company's availability under the Credit Facility, net of borrowings, is less than $3,000,000, or if the balance owed under the Credit Facility is more than $10,000,000, then the Company's accounts receivable proceeds must be paid into a lock-box account. The Company is required to make certain improvements in its financial reporting systems before the full amount of the Credit Facility is available to the Company.

(b) Restructuring

On May 3, 2007, the Company announced its plan to close its Anaheim manufacturing facility in order to better leverage the Company’s resources by reducing costs, obtaining operational efficiencies and to further align the Company’s business with market conditions, future revenue expectations and planned future product directions. The plan includes the elimination of 27 positions, which represents approximately 4.5% of the workforce. These plans are expected to be substantially completed by the end of 2007. The Company estimates they will record severance costs of approximately $200,000, and the cost of exiting its existing facility lease is minimal, since such lease expires December 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, manufacture and distribute high-quality medical products and services targeting the long-term care, orthopedic, orthotic and prosthetic markets. Through our wholly-owned subsidiaries Twincraft, Inc., (“Twincraft”) and Silipos, Inc. (“Silipos”), we also offer a diverse line of personal care products for the private label retail, medical, and therapeutic markets. We sell our medical products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, and international distributors, directly to healthcare professionals, and directly to patients in instances where we also are providing product fitting services. We sell our personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets. We acquired Twincraft, a leading designer and manufacturer of bar soap, and certain assets of Regal Medical Supply, LLC (“Regal”), a provider of contracture management products and services to patients in long-term care and other rehabilitation settings, in January 2007.

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

Since May 2002, we have consummated the following acquisitions:

•
Twincraft. On January 23, 2007, we acquired Twincraft, our largest acquisition to date, a designer and manufacturer of bar soap focused on the health and beauty, direct marketing, amenities and mass market channels. We acquired Twincraft to expand into additional product categories in the personal care market, to increase our customer exposure for our current line of Silipos gel-based skincare products, and to take advantage of potential commonalities in research and development advances between Twincraft’s and our product grounds. The aggregate consideration paid by us in connection with this acquisition was approximately $30.4 million, including transaction costs, paid in cash ($25,745,458) and common stock ($4,701,043, valued at $4.40 per share) of the Company. The purchase price may be adjusted for further payments that may be earned hereafter based upon the performance of Twincraft in 2007 and 2008.

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

•
Benefoot. On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. (together, “Benefoot”). Benefoot designs, manufactures, and distributes custom orthotics, custom Birkenstock® sandals, therapeutic shoes, and prefabricated orthotic devices to healthcare professionals. We acquired Benefoot to gain additional scale in our core custom orthotics business as well as to gain access to complementary product lines. The aggregate consideration, including transaction costs, was approximately $7.9 million, of which approximately $5.6 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes, and approximately $0.5 million was paid through the issuance of 61,805 shares of common stock. In connection with this acquisition, we also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness which was paid at closing.

We sell our medical products directly to health care professionals and also to wholesale distributors. Custom orthotic products are primarily sold directly to health care professionals. Other products sold in our medical products business are sold both directly to health care professionals and to distributors. Products sold in our personal care business are sold primarily to wholesale distributors. Revenue from product sales is recognized at the time of shipment. Our most significant expense is cost of sales. Cost of sales consists of materials, direct labor and overhead, and related shipping costs. General and administrative expenses consist of executive, accounting, and administrative salaries and related expenses, insurance, pension expenses, bank service charges, stockholder relations, and amortization of identifiable intangible assets with definite lives. Selling expenses consist of advertising, promotions, commissions, conventions, postage, travel and entertainment, sales and marketing salaries and related expenses.

For the three months ended March 31, 2007 and 2006, we derived approximately 93% and approximately 90%, respectively, of our revenues from North America, and approximately 7% and approximately 10%, respectively, of our revenues from outside North America. Of our revenue derived from North America for the three months ended March 31, 2007 and 2006, approximately 95% and approximately 91%, respectively, was generated in the United States and approximately 5% and approximately 9%, respectively, was generated from Canada.

On a pro forma basis, after giving effect to our acquisitions of Twincraft and Regal as if they had occurred on January 1, 2006, approximately 93% and approximately 95% of our revenues for the three months ended March 31, 2007 and 2006, respectively, would have been derived from North America, and approximately 7% and approximately 5% of our revenues for the three months ended March 31, 2007 and 2006, respectively, would have been derived from outside North America. On a pro forma basis, after giving effect to our acquisitions of Twincraft and Regal as if they had occurred on January 1, 2006, approximately 96% of our revenues for each of the three months ended March 31, 2007 and 2006, would have been derived in the United States, and approximately 4% of our revenues for each of the three months ended March 31, 2007 and 2006, would have been derived from Canada.

We operate in two segments, medical products and personal care. Prior to January 1, 2007, the medical products segment was called the orthopedic segment and the personal care segment was called the skincare segment. We consummated two acquisitions during the period ended March 31, 2007. The operations from the Twincraft acquisition are included in the personal care segment, and the operations from the Regal acquisition are included in the medical products segment. The medical products segment includes the orthopedic products of Silipos.

For the three months ended March 31, 2007 and 2006, we derived approximately 53% and approximately 91% of our revenues, respectively, from our medical products segment and approximately 47% and approximately 9%, respectively, from our personal care segment.

On a pro forma basis, after giving effect to our acquisitions of Twincraft and Regal as of January 1, 2006, approximately 49% and 51% of our revenues for the three months ended March 31, 2007 and 2006, respectively, would have been derived from our medical products segment, and approximately 51% and 49% of our revenue for the three months ended March 31, 2007 and 2006, respectively, would have been derived from our personal care segment.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates under different assumptions or conditions. The following are the only updates or changes to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (46.3% at March 31, 2007 and 29.2% at December 31, 2006) of our total assets. Goodwill and identifiable intangible assets, net, at March 31, 2007 and December 31, 2006 were approximately $37,494,000 and approximately $20,080,000, respectively.

The purchase price allocated to the identifiable intangible assets of trade names and customer relationships as pertaining to the acquisition of Twincraft and to customer relationships for Regal were based on a variation of the income approach to determine the fair value of these assets. The income approach was used due to the ability of these assets to generate current and future income. The customer relationships’ fair market value was estimated by using the excess earnings method, which the Company estimated the annual attrition rate of the Company’s customer relationships. The Company utilized the royalty savings method to estimate the fair value of Twincraft’s trade names. In subsequent reporting periods, the Company will test goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” to determine if it has been impaired, and will test identifiable intangible assets with definite lives pursuant to SFAS No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets.”

Adoption of FIN 48. Upon the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007, we performed a thorough review of our tax returns not yet closed due to the statute of limitations and other currently pending tax positions of the Company.  We, together with consultants reviewed and analyzed our tax records and documentation supporting tax positions for purposes of determining the presence of any uncertain tax positions and confirming other tax positions as certain under FIN 48.  We reviewed and analyzed our records in support of tax positions represented by both permanent and timing differences in reporting income and deductions for tax and accounting purposes.  We maintain a policy, consistent with principals under FIN 48, to continually monitor past and present tax positions.

Three months ended March 31, 2007 and 2006

Net loss for the three months ended March 31, 2007 was approximately $(784,000), or $(.07) per share on a fully diluted basis, compared to a net loss of approximately $(1,426,000), or $(.14) per share on a fully diluted basis for the three months ended March 31, 2006. The principal reason for the decrease in net loss of approximately $642,000 was an increase in net sales of approximately $6,795,000, or 81.4%, in the three months ended March 31, 2007, compared to the three months ended March 31, 2006, which was primarily due to the acquisitions of Twincraft (which we acquired on January 23, 2007) and Regal (which we acquired on January 8, 2007). This was offset by an increase in cost of sales of approximately $4,295,000, or 80.8%, in the three months ended March 31, 2007, compared to the three months ended March 31, 2006, resulting in an increase in gross profit of approximately $2,500,000 in the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Additionally, general and administrative expenses and selling expenses increased by approximately $1,081,000 and approximately $401,000, respectively, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Twincraft accounted for approximately $627,000 of the increase in general and administrative expenses in the three months ended March 31, 2007. The remaining increase of $454,000 was attributable to an increase in professional fees of approximately $205,000, which includes fees paid to a financial service consulting firm of approximately $146,000, an increase in depreciation expense and amortization of identifiable intangible assets of approximately $175,000, an increase in recruitment fees of approximately $99,000, and an increase in other net general and administrative expenses of approximately $55,000. These increases in general and administrative expenses were offset by a decrease in consulting fees (primarily information technology related) of approximately $80,000.

Commencing January 1, 2007, we are reporting our operations in two segments, medical products and personal care. Prior to January 1, 2007, the medical products segment was called the orthopedic segment and the personal care segment was called the skincare segment. We consummated two acquisitions during the three months ended March 31, 2007. The operations from the Twincraft acquisition are included in the personal care segment, and the operations from the Regal acquisition are included in the medical products segment. In addition, the medical products segment includes the orthopedic products of Silipos. Intersegment net sales are recorded at cost.

Net sales for the three months ended March 31, 2007 were approximately $15,140,000, compared to approximately $8,345,000 for the three months ended March 31, 2006, an increase of approximately $6,795,000, or 81.4%. The principal reasons for the increase were the net sales of approximately $6,046,000 and approximately $735,000 generated by Twincraft and Regal, respectively.

Net sales of medical products were approximately $8,062,000 in the three months ended March 31, 2007, compared to approximately $7,626,000 in the three months ended March 31, 2006, an increase of approximately $436,000, or 5.7%. Of this increase, Regal generated approximately $735,000. The remaining decrease of approximately $299,000 was due to the net sales decrease of approximately $384,000 from the medical products segment of Silipos, which was partially offset by an increase in net sales in our medical products business, excluding Silipos, of approximately $85,000, or 1.7%.

Within the medical products segment, net sales of custom orthotics for the three months ended March 31, 2007 were approximately $3,993,000, compared to approximately $3,958,000 for the three months ended March 31, 2006, an increase of approximately $35,000, or 0.9%.

Also within the medical products segment, net sales of distributed products for the three months ended March 31, 2007 were approximately $1,153,000, compared to approximately $1,103,000 for the three months ended March 31, 2006, an increase of approximately $50,000, or 4.5%. This increase was attributable to the increase in net sales of PPT®, a proprietary product, by approximately $188,000, which was partially offset by a decrease in the sales of our therapeutic footwear program of approximately $84,000, and in the net sales of other distributed products by approximately $54,000, in the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

Net sales of Silipos branded medical products were approximately $2,181,000 in the three months ended March 31, 2007, compared to approximately $2,565,000 in the three months ended March 31, 2006, a decrease of approximately $384,000, or 15.0%, due to reduced orders in the three months ended March 31, 2007.

We generated net sales of approximately $7,078,000 in our personal care segment in the three months ended March 31, 2007, compared to approximately $719,000 in the three months ended March 31, 2006, an increase of approximately $6,359,000. Of this increase, Twincraft generated approximately $6,046,000. The remaining increase of approximately $313,000 was due to the net sales generated by the personal care segment of Silipos. Net sales in Silipos’ personal care segment represented 32.1% of Silipos’ net sales for the three months ended March 31, 2007, compared to 21.9% for the three months ended March 31, 2006. The reason for the increase in Silipos’ net sales in the personal care segment is higher volumes with existing customers in the three months ended March 31, 2007.

Cost of sales, on a consolidated basis, increased approximately $4,295,000, or 80.8%, to approximately $9,613,000 for the three months ended March 31, 2007, compared to approximately $5,318,000 for the three months ended March 31, 2006. This increase was primarily attributable to the cost of sales incurred by Twincraft and Regal of approximately $4,313,000 and approximately $198,000, respectively, in the three months ended March 31, 2007, partially offset by a decrease in cost of sales in our historic business (including Silipos) of approximately $216,000, which was attributable to a decrease in overhead and certain materials costs.

Cost of sales in the medical products segment were approximately $4,750,000, or 58.9% of medical products net sales in the three months ended March 31, 2007, compared to approximately $4,957,000, or 65.0% of medical products net sales in the three months ended March 31, 2006.

Cost of sales for custom orthotics were approximately $2,882,000, or 72.2% of net sales of custom orthotics for the three months ended March 31, 2007, compared to approximately $3,190,000, or 80.6% of net sales of custom orthotics for the three months ended March 31, 2006. Cost of sales of historic distributed products were approximately $778,000, or 67.5% of net sales of distributed products in the medical products business for the three months ended March 31, 2007, compared to approximately $701,000, or 63.6% of net sales of distributed products in the medical products business for the three months ended March 31, 2006.

Cost of sales for Silipos’ branded medical products were approximately $892,000, or 40.9% of net sales of Silipos’ branded medical products of approximately $2,181,000 in the three months ended March 31, 2007, compared to approximately $1,066,000, or 41.6% of net sales of Silipos’ branded medical products of approximately $2,565,000 in the three months ended March 31, 2006.

Cost of sales for the personal care products were approximately $4,863,000, or 68.7% of net sales of personal care products of approximately $7,078,000 in the three months ended March 31, 2007, compared to approximately $361,000, or 50.2% of net sales of personal care products of approximately $719,000 in the three months ended March 31, 2006. Excluding Twincraft’s cost of sales of approximately $4,313,000, Silipos’ cost of sales increase of approximately $189,000 for its personal care products was attributable to its increased net sales of personal care products of approximately $313,000.

Consolidated gross profit increased approximately $2,500,000, or 82.6%, to approximately $5,527,000 for the three months ended March 31, 2007, compared to approximately $3,027,000 in the three months ended March 31, 2006. Consolidated gross profit as a percentage of net sales for the three months ended March 31, 2007 was 36.5%, compared to 36.3% for the three months ended March 31, 2006. The principal reason for the increase in gross profit was the gross profit contribution of Twincraft and Regal of approximately $1,733,000 and $537,000, respectively. Twincraft’s gross profit as a percentage of its net sales for the three months ended March 31, 2007 was 28.7%. The principal reason for the remaining increase in consolidated gross profit was the gross profit increase in our medical products business, excluding Silipos, of approximately $316,000 for the three months ended March 31, 2007, which was attributable to the decline in overhead costs and materials costs. This was partially offset by the decrease of Silipos’ gross profit of approximately $86,000. Silipos’ blended gross profit (including both medical products and personal care products) as a percentage of its net sales for the three months ended March 31, 2007 was 55.1%, compared to 56.5% for the three months ended March 31, 2006. The reduction in Silipos’ gross profit can be attributed to fixed cost components of cost of sales.

Gross profit for the medical products segment was approximately $3,312,000, or 41.1% of net sales of the medical products segment in the three months ended March 31, 2007, compared to approximately $2,669,000, or 35.0% of net sales of the medical products segment in the three months ended March 31, 2006.

Gross profit for custom orthotics was approximately $1,111,000, or 27.8% of net sales of custom orthotics for the three months ended March 31, 2007, compared to approximately $768,000, or 19.4% of net sales of custom orthotics for the three months ended March 31, 2006. Gross profit for our historic distributed products was approximately $375,000, or 32.5% of net sales of distributed products in the medical products business for the three months ended March 31, 2007, compared to approximately $402,000, or 36.4% of net sales of distributed products in the medical products business for the three months ended March 31, 2006. The increase in gross profit in custom orthotics was attributable to decreases in overhead expenses, as well as a slight decrease in certain material prices. The decrease in gross profit in distributed products from our historical business was attributable to a slight increase in cost of sales of historic distributed products.

Gross profit generated by Silipos’ branded medical product sales was approximately $1,289,000, or 59.1% of net sales of Silipos’ branded medical products for the three months ended March 31, 2007, compared to approximately $1,499,000, or 58.4% of net sales of Silipos’ branded medical products for the three months ended March 31, 2006.

Gross profit generated by our personal care segment was approximately $2,215,000, or 31.3% of net sales in the personal care segment for the three months ended March 31, 2007, compared to approximately $358,000, or 49.8% of net sales in the personal care segment for the three months ended March 31, 2006. Excluding Twincraft’s gross profit of approximately $1,733,000, or 28.7% of Twincraft’s net sales for the three months ended March 31, 2007, the gross profit generated by Silipos’ personal care segment was approximately $482,000, or approximately 46.7% of Silipos’ net sales in the personal care segment for the three months ended March 31, 2007, compared to approximately $358,000, or approximately 49.8% of Silipos’ net sales in the personal care segment for the three months ended March 31, 2006.

General and administrative expenses for the three months ended March 31, 2007 were approximately $3,422,000, or 22.6% of net sales, compared to approximately $2,341,000, or 28.1% of net sales for the three months ended March 31, 2006, representing an increase of approximately $1,081,000. Twincraft generated approximately $627,000 of general and administrative expenses in the three months ended March 31, 2007. The principal reason for the remaining increase of $454,000 was primarily attributable to an increase in professional fees of approximately $205,000, which includes fees paid to a financial service consulting firm of approximately $146,000, an increase in depreciation expense and amortization of identifiable intangible assets of approximately $175,000, an increase in recruitment fees of approximately $99,000, and an increase in other net general and administrative expenses of approximately $55,000. These increases in general and administrative expenses were offset by a decrease in consulting fees (primarily information technology related) of approximately $80,000.

Selling expenses increased approximately $401,000, or 21.9%, to approximately $2,229,000 for the three months ended March 31, 2007, compared to approximately $1,828,000 for the three months ended March 31, 2006. Selling expenses as a percentage of net sales were 14.7% in the three months ended March 31, 2007, compared to 21.9% in the three months ended March 31, 2006. Twincraft and Regal generated approximately $612,000 and $453,000, respectively, of selling expenses in the three months ended March 31, 2007. The principal reasons for the remaining decrease of $664,000 is primarily attributable to certain reclassifications of personnel and its related selling expenses in our medical products business that are now under Regal and due to our continued rationalization of selling expenses.

Research and development expenses increased from approximately $123,000 in the three months ended March 31, 2006, to approximately $197,000 in the three months ended March 31, 2007, an increase of approximately $74,000, or 60.2%, which was attributable to the inclusion of Twincraft’s research and development expenses of approximately $80,000.

Interest expense was approximately $526,000 for the three months ended March 31, 2007, compared to approximately $304,000 for the three months ended March 31, 2006, an increase of approximately $222,000. The principal reason for the increase was that the three months ended March 31, 2007 included interest expense of approximately $375,000 associated with the $28,880,000 principal amount of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”) incurred in connection with the Twincraft acquisition, compared to interest expense of approximately $144,000 associated with the $14,589,000 principal amount of 4% convertible subordinated notes due August 31, 2006 incurred in connection with the Silipos acquisition.

Interest income was approximately $133,000 in the three months ended March 31, 2007, compared to approximately $159,000 in the three months ended March 31, 2006.

The provision for income taxes was approximately $64,000 in the three months ended March 31, 2007, compared to approximately $8,000 in the three months ended March 31, 2006. In the three months ended March 31, 2007, we provided for current foreign income taxes of approximately $14,000 and a deferred income tax provision totalling approximately $50,000 (approximately $11,000 of which relates to foreign taxes). In the three months ended March 31, 2006, we provided for current foreign income taxes of approximately $34,000 and a deferred income tax (benefit) totalling approximately $(26,000) (approximately $9,000 of which relates to foreign taxes).

Liquidity and Capital Resources

Working capital as of March 31, 2007 was approximately $13,912,000, compared to approximately $33,312,000 as of December 31, 2006. Cash balances decreased approximately $22,655,000, to approximately $7,112,000 at March 31, 2007, from approximately $29,767,000 at December 31, 2006. The decrease in working capital at March 31, 2007 is primarily attributable to decreases in cash and cash equivalents, and increases in accrued liabilities, accounts payable, and the amount due to sellers of Twincraft resulting from an adjustment to the purchase price, the accrued interest relating to the 5% Convertible Notes, and to the timing of certain payments, partially offset by increases in accounts receivable, inventories and prepaid expenses.

Net cash provided by operating activities was approximately $1,334,000 in the three months ended March 31, 2007. Net cash used in operating activities was approximately $143,000 in the three months ended March 31, 2006. The net cash provided by operating activities in the three months ended March 31, 2007 resulted primarily from increases in accounts payable and accrued liabilities and other assets primarily due to the acquisitions of Twincraft and Regal. The net cash used in operating activities in the three months ended March 31, 2006 resulted primarily from increases in prepaid expenses and other assets.

Net cash used in investing activities was approximately $23,973,000 and approximately $205,000 in the three months ended March 31, 2007 and 2006, respectively. Net cash used in investing activities in the three months ended March 31, 2007 reflects the net cash proceeds used for the purchase of the Twincraft acquisition, in addition to the increases in amounts due to Twincraft and restricted cash in escrow resulting from this acquisition, and the purchases of property and equipment of approximately $105,000. Net cash used in investing activities in the three months ended March 31, 2006 reflects the purchases of property and equipment of approximately $205,000, principally production related equipment at our custom orthotics operation.

Net cash used in financing activities in the three months ended March 31, 2007 was approximately $9,000, which represented the note payments related to the furnishings of our new office space in New York, N.Y that was financed by the landlord over a term of five years with interest at 7% per annum. Net cash provided by financing activities in the three months ended March 31, 2006 was approximately $46,000, which represented the proceeds from the exercise of certain stock options and warrants.

Our principal cash needs are to reduce amounts incurred in connection with our acquisition of Twincraft, which resulted from the post closing purchase price adjustment, and to provide working capital and to fund growth.

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

In the three months ended March 31, 2007, we generated a net loss of approximately $(784,000), compared to a net loss of approximately $(1,426,000) for the three months ended March 31, 2006, an improvement of approximately $642,000. The improvement was primarily the result of an increase in gross profit of approximately $2,500,000, which was offset in part by increases in our general and administrative expenses and selling expenses of approximately $1,081,000 and $401,000 respectively, which were primarily attributable to our acquisitions of Twincraft and Regal. There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs. In addition, our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot make any assurances that any such funds will be available to us on favorable terms, or at all.

On May 11, 2007, the Company entered into a secured revolving credit facility agreement with a bank expiring on September 30, 2011, which will enable the Company to borrow funds based on its levels of inventory and accounts receivable, in the amount of 85% of the eligible accounts receivable and 60% of the eligible inventory, and, subject to the satisfaction of certain conditions, term loans secured by equipment or real estate hereafter acquired (the “Credit Facility”). The maximum availability under the Credit Facility, if and when the Company has the requisite levels of assets, would be $20,000,000, subject to a sublimit of $5,000,000 for letters of credit, another sublimit of $5,000,000 for term loans, and a sublimit of $750,000 on loans against inventory (subject to an increase in the sublimit on inventory loans to $7,500,000 if and when the bank receives a satisfactory appraisal of the inventory). Interest is payable monthly in arrears at the lender's prime rate or, at the Company's election, at 2 percentage points above an Adjusted Eurodollar Rate, as defined. The Credit Facility is secured by a security interest in favor of the bank in all the Company's assets. If the Company's availability under the Credit Facility, net of borrowings, is less than $3,000,000, or if the balance owed under the Credit Facility is more than $10,000,000, then the Company's accounts receivable proceeds must be paid into a lock-box account. The Company is required to make certain improvements in its financial reporting systems before the full amount of the Credit Facility is available to the Company. In addition, we are in the process of consolidating our banking relationships with one bank. This process, when complete, will enable us to better manage our cash and other liquid assets by allowing all of our cash and cash equivalents to be accessed and controlled centrally. Such a facility will allow the daily investment of cash balances in excess of immediate requirements.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating, capital leases and debt repayment requirements as of March 31, 2007:

	Payment due By Period (In thousands)
Contractual Obligations	Total	9 Months Ended Dec. 31, 2007	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$11,840	$1,452	$4,858	$2,200	$3,330
Capital Lease Obligations	5,464	317	1,328	948	2,871
Convertible Notes due December 7, 2011	28,880	—	—	28,880	—
Due to Sellers of Twincraft	2,840	2,840	—	—	—
Note Payable to Landlord	179	27	125	27	—
Interest on Long-term Debt	6,762	1,083	4,332	1,347	—
Interest on Note Payable to Landlord	29	8	20	1	—
Severance Obligations	240	240	—	—	—
Total	$56,234	$5,967	$10,663	$33,403	$6,201

Such table excludes any obligation for leasehold improvements beyond the landlord’s contribution.

Long-Term Debt, Including Current Installments

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”). The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The shares of the Company’s common stock issuable upon conversion of the 5% Convertible Notes, which may include additional number of shares of common stock as may be issuable on account of adjustments of the conversion price under the 5% Convertible Notes. Pursuant to certain registration rights granted to the holders of the 5% Convertible Notes, the Company filed a registration statement with respect to the shares acquirable on conversion of the 5% Convertible Notes (the “Underlying Shares”).

The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007. Accrued interest on the 5% Convertible Notes was $458,043 at March 31, 2007. At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain anti-dilution provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions (see Note 2, Acquisitions), the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes. This resulted in a debt discount of $427,889, which is amortized over the term of the 5% Convertible Notes and is recorded as interest expense in the consolidated statements of operations. The charge to interest expense for the three months ended March 31, 2007 was $14,489. The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); and (iv) at any time after December 7, 2007, if the closing price of the common stock of the Company on the NASDAQ (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into common stock at the conversion price then applicable. The Company held a Special Meeting of Stockholders on April 19, 2007, at which the Company’s stockholders approved the issuance by the Company of the Underlying Shares.

In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by holders of 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,700,000 as of March 31, 2007, and the Company’s obligations under its Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,060,000 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,305,429, which will be amortized through December 7, 2011, the due date for the payment of principal on the 5% Convertible Notes. The amortization of these costs for the three months ended March 31, 2007 was $65,325 and is recorded as interest expense in the consolidated statement of operations.

On October 31, 2001, the Company completed the sale in a private placement, of $14,589,000 principal amount of its 4% convertible subordinated notes due and paid in full, plus accrued interest, on August 31, 2006 (the “4% Convertible Notes”). The cost of raising these proceeds was $920,933, which was amortized through August 31, 2006. The amortization of these costs for the three moths ended March 31, 2006 was $47,945 and was included in interest expense in the related consolidated statements of operations.

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”). The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest totaling $4,006, commencing August 2006. The Note is secured by a $202,320 increase to an unsecured letter of credit originally provided to the landlord as security at lease commencement. The amount of the revised unsecured letter of credit is $570,992. The current portion of the Note, $33,729, is included in other current liabilities, including current installments of note payable, and the non-current portion of the Note is $142,556 at March 31, 2007. Interest expense on the Note for the three months ended March 31, 2007 was $3,188.

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

Recently Issued Accounting Pronouncements

On June 15, 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06−3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. The Company adopted EITF No. 06−3 as of January 1, 2007. The Company has been accounting for sales tax as net in the past and will continue to present as net.

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

On February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter of fiscal 2009, is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in the quarterly report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the Company of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negative thereof, other variations thereon or comparable terminology or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. Such forward looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, future opportunities, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those described from time to time in the Company’s Registration Statement on Form S-3, its most recent Form 10-K and 10-Q’s and other Company filings with the Securities and Exchange Commission which may cause the actual results, performance or achievements by the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s current Chief Executive Officer, who is its current principal executive officer and acting as its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2007, pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and acting principal financial officer, has concluded that the disclosure controls and procedures are effective.

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

Remediation of Material Weakness

The Audit Committee of the Company reviewed the internal controls in 2006 to determine how this material weakness occurred and how to implement stronger controls to avoid the occurrence of this weakness in the future. Management implemented a written policy and procedures to correct the above stated weakness.

Changes in Internal Controls

The Company has implemented the internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during its fiscal quarter ended March 31, 2007.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in Item 3, Legal Proceedings.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 19, 2007, the Company held a Special Meeting of Stockholders (the “Special Meeting”) for the purpose of seeking the approval of the issuance of shares of the Company’s common stock, $0.02 par value, issuable upon the conversion of our 5% Convertible Notes due December 7, 2011.  The following table sets forth the votes cast for or against the proposal presented at the Special Meeting, as well as the number of abstentions:

For	Against	Abstain	Broker Non-Votes
7,500,373	48,008	52,371	0

ITEM 6. EXHIBITS

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

31.1	Certification of Principal Executive Officer and Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1
Certification of Principal Executive Officer and Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Langer, Inc.

Date: May 15, 2007	By:	/s/ W. Gray Hudkins
W. Gray Hudkins
President and Chief Executive Officer
(Principal Executive and Financial Officer)