Form 10-Q
period 2007-06-30
LANGER INC
filed 2007-08-14
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common Stock, Par Value $.02—11,474,212 shares as of August 11, 2007.

INDEX

LANGER, INC. AND SUBSIDIARIES

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,183,156	$29,766,997
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $606,748 and $539,321, respectively	10,694,061	4,601,870
Inventories, net	7,880,399	3,275,113
Prepaid expenses and other current assets	1,595,838	891,357
Total current assets	22,353,454	38,535,337
Property and equipment, net	15,096,965	8,245,417
Identifiable intangible assets, net	15,210,462	5,960,590
Goodwill	22,168,438	14,119,213
Other assets	1,338,464	1,988,913
Restricted cash - escrow	1,000,000	—
Total assets	$77,167,783	$68,849,470
Liabilities and Stockholders’ Equity
Current liabilities:
Other current liabilities, including current installments of note payable	$4,803,769	$3,474,991
Accounts payable	3,290,696	1,173,836
Unearned revenue	565,314	574,415
Total current liabilities	8,659,779	5,223,242
Non current liabilities:
Long-term debt:
5% Convertible notes, net of debt discount of $434,359 at June 30, 2007	28,445,641	28,880,000
Note Payable	132,976	151,970
Obligation under capital lease	2,700,000	2,700,000
Deferred income taxes payable	1,748,433	1,659,333
Other liabilities	1,045,572	1,117,623
Unearned revenue	63,971	100,438
Total liabilities	42,796,372	39,832,606
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 11,558,512 and 10,156,673 at June 30, 2007 and December 31, 2006, respectively	231,171	203,134
Additional paid-in capital	53,617,676	46,951,501
Accumulated deficit	(19,829,659)	(18,195,109)
Accumulated other comprehensive income	548,864	253,979
	34,568,052	29,213,505
Treasury stock at cost, 84,300 shares	(196,641)	(196,641)
Total stockholders’ equity	34,371,411	29,016,864
Total liabilities and stockholders’ equity	$77,167,783	$68,849,470

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net sales	$17,392,658	$9,193,512	$32,532,200	$17,538,566
Cost of sales	11,364,182	5,438,715	20,976,803	10,756,397
Gross profit	6,028,476	3,754,797	11,555,397	6,782,169

General and administrative expenses	3,553,739	2,354,800	6,975,431	4,695,505
Selling expenses	2,584,010	1,694,717	4,812,935	3,522,667
Research and development expenses	210,423	142,267	407,134	265,338
Operating loss	(319,696)	(436,987)	(640,103)	(1,701,341)

Other expense, net:
Interest income	74,185	211,209	207,204	370,041
Interest expense	(549,209)	(278,089)	(1,075,639)	(581,972)
Other	(10,875)	28,192	(17,891)	19,810
Other expense, net	(485,899)	(38,688)	(886,326)	(192,121)

Loss before income taxes	(805,595)	(475,675)	(1,526,429)	(1,893,462)

Provision for income taxes	44,490	6,049	108,121	14,217
Net loss	$(850,085)	$(481,724)	$(1,634,550)	$(1,907,679)

Net loss per common share:
Basic and diluted	$(.07)	$(.05)	$(.14)	$(.19)

Weighted average number of common shares used in computation of net loss per share:
Basic and diluted	11, 474,212	9,948,623	11, 331,459	9,942,269

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended June 30, 2007

(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
				Additional		Foreign	Unrecognized		Total
	Common Stock		Treasury	Paid-in	Accumulated	Currency	Periodic	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Translation	Pension Costs	Income (Loss)	Equity

Balance at January 1, 2007	10,156,673	$203,134	$(196,641)	$46,951,501	$(18,195,109)	$397,450	$(143,471)		$29,016,864

Net loss	—	—	—	—	(1,634,550)	—	—	$(1,634,550)	—

Change in unrecognized periodic pension costs	—	—	—	—	—	—	95,647		95,647

Foreign currency adjustment	—	—	—	—	—	199,238	—	199,238	—

Total comprehensive loss	—	—	—	—	—	—	—	$(1,435,312)	(1,435,312)

Stock-based compensation expense	—	—	—	144,347	—	—	—		144,347

Discount on 5% convertible notes	—	—	—	476,873	—	—	—		476.873

Issuance of stock to purchase Regal	333,483	6,670	—	1,365,279	—	—	—		1,371,949

Issuance of stock to purchase Twincraft	999,375	19,987	—	4,377,263	—	—	—		4,397,250

Adjustment to issuance of stock to purchase Twincraft	68,981	1,380	—	302,413	—	—	—		303,793

Balance at June 30, 2007	11,558,512	$231,171	$(196,641)	$53,617,676	$(19,829,659)	$596,688	$(47,824)		$34,371,411

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(1,634,550)	$(1,907,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	1,852,219	843,194
Gain on sale of property and equipment	—	(1,348)
Loss on abandonment of property and equipment	28,193	8,046
Amortization of debt acquisition costs	141,151	95,890
Amortization of debt discount	42,514	—
Stock-based compensation expense	144,347	100,702
Provision for doubtful accounts receivable	193,584	45,515
Provision for pension	95,647	—
Deferred income taxes	89,100	(49,522)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,542,242)	(36,252)
Inventories	(291,460)	253,390
Prepaid expenses and other current assets	(444,899)	(206,693)
Other assets	776,790	(29,400)
Accounts payable and other current liabilities	295,136	20,433
Unearned revenue and other liabilities	(130,197)	(11,895)
Net cash used in operating activities	(384,667)	(875,619)

Cash Flows From Investing Activities:
Deposits	—	(203,529)
Purchase of property and equipment	(332,590)	(380,589)
Increase in restricted cash - escrow	(1,000,000)	—
Proceeds from disposal of property and equipment	1,000	2,270
Purchase of Twincraft, net of cash acquired	(25,901,387)	—
Net cash used in investing activities	(27,232,977)	(581,848)

Cash Flows From Financing Activities:
Repayment of note payable	(18,994)	—
Proceeds from the exercise of stock options	—	45,750
Proceeds from the exercise of warrants	—	200
Net cash (used in) provided by financing activities	(18,994)	45,950
Effect of exchange rate changes on cash	52,797	52,134
Net decrease in cash and cash equivalents	(27,583,841)	(1,359,383)
Cash and cash equivalents at beginning of period	29,766,997	18,828,989
Cash and cash equivalents at end of period	$2,183,156	$17,469,606

	Six months ended June 30,
	2007	2006
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$988,907	$486,082
Income taxes	$54,170	$37,856

Supplemental Disclosures of Non-Cash Investing Activities:
Issuance of stock for two acquisitions	$6,072,992
Accounts payable and accrued liabilities relating to property and equipment	$143,901	$427,905

Supplemental Disclosures of Non-Cash Financing Activities:
Leasehold improvements funded by landlord accounted for as deferred credit		$606,960
Issuance of note payable to fund leasehold improvements		$202,320

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Notes To Unaudited Condensed Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the related financial statements and consolidated notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. During the three months ended March 31, 2007, the Company consummated two acquisitions which are included in the Company’s financial statements for this period (see Note 2, "Acquisitions").

 (b) Restricted Cash

Restricted cash consists of $1,178,200, of which $1,000,000 is being held in escrow relating to the Company’s acquisition of Twincraft, Inc. (“Twincraft”). The escrow will be released July 23, 2008 (18 months after the closing), net of any claims against the escrow plus any accrued interest. The remaining balance of $178,200 is security for three letters of credit issued on behalf of Twincraft, which is included in other current assets.

(c) Provision for Income Taxes

For the three and six months ended June 30, 2007, the Company’s provision for income taxes on foreign operations was approximately $5,000 and $19,000, respectively. For the three and six months ended June 30, 2006, the Company’s provision for income taxes on foreign operations was approximately $32,000 and $66,000, respectively.

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

The Company adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed or to be claimed in tax returns that do not meet these measurement standards. The Company’s adoption of FIN 48 did not have a material effect on the Company's financial statements, and the Company does not expect the adoption of FIN 48 to have a significant impact on its results of operations or financial position during the next twelve months.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company's policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At June 30, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company's statutes of limitation for tax liabilities are open for tax years ended December 31, 2003 and forward. The Company's major taxing jurisdictions include the United States, Canada, the United Kingdom, and New York.

Below is a schedule of net operating losses on a carryforward basis indicating the year of loss and the year of expiration.

Loss Year	Expiration Year	Amount
1992	2007	$59,731
1993	2008	32,984
1994	2009	704,150
1995	2010	409,907
1996	2011	454,121
1997	2012	—
1998	2018	—
1999	2019	18,974
2000	2020	271,773
2001	2021	879,786
2002	2022	891,103
2003	2023	—
2004	2024	59,935
2005	2025	2,545,019
2006 - estimated	2026	3,766,907
2007 - estimated	2027	531,175
Total net operating losses without limitation		$10,625,565

The Company has undergone ownership changes which may affect its ability to utilize the above losses on a carryforward basis against future taxable income.

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

(f) Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires that all employee stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the awards. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Under this method, total employee stock compensation expense included in general and administrative expenses for the three and six months ended June 30, 2007 was $54,950 and $115,307, respectively, and for the three and six months ended June 30, 2006 was $65,461 and $100,702, respectively.

For the three months ended March 31, 2007, the Company granted 425,000 options under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). These options were granted to employees of Twincraft at an exercise price of $4.20. A total of 325,000 options were awarded to employees and 100,000 options were awarded to a non-employee. For the three months ended June 30, 2007, no options were granted by the company.

 The Company accounts for equity issuances to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair market value of the services received. The Company utilizes the Black-Scholes option pricing model to determine the fair value at the end of each reporting period. Non-employee stock-based compensation expense is subject to periodic adjustment and is being recognized over the vesting periods of the related options. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in-capital. During the three months ended March 31, 2007, the Company issued 100,000 stock options in conjunction with a non-employee consulting agreement with Fifth Element, LLC. For the three and six months ended June 30, 2007, $19,532 and $29,040, respectively, was recorded as consulting expense.

Restricted Stock

 On January 23, 2007, the Company entered into restricted stock award agreements with members of the Board of Directors and a non-Board executive in the amount of 805,000 shares and 75,000 shares, respectively under the Company’s 2005 Plan. The awards have a 10-year life from date of grant. The restricted stock awards under SFAS No. 123(R) are classified as performance based awards in which the specific performance condition or contingency must be satisfied in order for the awards to vest, and the Company will recognize compensation expense when the achievement of the performance condition is probable. As of June 30, 2007, the Company has not recognized compensation expense related to these awards. Under the terms of the restricted stock award agreements, the shares are not presently vested and will vest in the event of change of control of the Company or when the Company achieves EBITDA (excluding non-recurring events at the discretion of the Company’s Board of Directors) in aggregate of $10,000,000 in any four consecutive calendar quarters, starting with the quarter beginning January 1, 2007, as reported in the Company’s quarterly and annual filings with the SEC. In the event the Company divests a business unit, EBITDA for any such period of four quarters which includes the date of the divestiture shall be the greater of (i) actual EBITDA for the relevant four quarters, and (ii) the net sum of (a) the actual EBITDA for the relevant four quarters, minus (b) EBITDA attributable to the divested portion of the business, plus (c) an amount equal to 20% of the purchase price paid to Langer in the divestiture. The shares may not be transferred for a period of 18 months following the vesting of the shares. The restricted stock awards are not considered outstanding in the computation of basic earnings per share.

(g) Recently Issued Accounting Pronouncements

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

On February 22, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter of fiscal 2009, is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2 — ACQUISITIONS

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

The initial consideration for the acquisition of the assets of Regal (before post-closing adjustments) was approximately $1,640,000, which was paid through the issuance of 379,167 shares of the Company’s common stock valued under the asset purchase agreement at a price of $4.329. The purchase price was subject to a post-closing downward adjustment to the extent that the working capital as reflected on Regal’s January 8, 2007 (closing date) balance sheet was less than $675,000. On March 12, 2007, the Company and Regal agreed to a post-closing downward adjustment, pursuant to terms of the asset purchase agreement, reducing the price from approximately $1,640,000 to $1,371,949, which was effected by the cancellation of 45,684 shares, which were valued for purposes of the adjustment at $4.114, which was the average closing price of the Company’s common stock on The NASDAQ Global Market (“NASDAQ”) for the 5 trading days ended December 19, 2006. The cost of the Regal acquisition also included approximately $70,000 of transaction costs. The Company entered into a three-year employment agreement with a former employee of the seller and a non-competition agreement with the seller and seller’s members.

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

(b) Acquisition of Twincraft

On January 23, 2007, the Company completed the acquisition of all of the outstanding stock of Twincraft. Twincraft is a leading private label manufacturer of specialty bar soaps supplying the health and beauty markets, mass markets and direct marketing channels and operates out of a manufacturing facility in Winooski, Vermont. Twincraft was acquired to expand into additional product categories in the personal care market, to increase the Company’s customer exposure for its current line of Silipos gel-based skincare products, and to take advantage of potential commonalities in research and development advances between Twincraft’s and the Company’s current product lines. The purchase price for Twincraft was determined by arm’s length negotiations between the Company and the former stockholders of Twincraft and was based in part upon analyses and due diligence, which the Company performed on the financial records of the former stockholders of Twincraft, focusing on enterprise value, historic cash flows and expected future cash flows to determine valuation. The results of operations of Twincraft since January 23, 2007 (the date of acquisition) have been included in the Company’s consolidated financial statements as part of the personal care products operating segment.

The purchase price paid for Twincraft at the time of closing was approximately $26,650,000, of which $1,500,000 was held in two separate escrows to partially secure payment of any indemnification claims, and payment for any purchase price adjustments and/or working capital adjustments based on the final post-closing audit. On May 30, 2007, the escrow of $500,000 was released to the sellers of Twincraft. The remaining escrow of $1,000,000 will not be released until 18 months after the closing, net of any claims which the Company has against the escrow. This portion of the escrow is considered to be contingent consideration and not part of the purchase price and is classified as restricted cash on the Company’s consolidated balance sheet. The purchase price was paid 85% in cash and the balance through the issuance of the Company’s common stock to the sellers of Twincraft, which was valued based on the closing price of the Company's common stock on the two days before, two days after, and on November 14, 2006, which was the date the Company and Twincraft's stockholders entered into the purchase agreement. The purchase price is subject to adjustment based on Twincraft’s working capital target of $5,100,000 at closing, and operating performance for the year ended December 31, 2006. On May 15, 2007, the working capital adjustment, which was agreed to by the Company and the sellers of Twincraft, in effect increased the purchase price of the Twincraft acquisition by approximately $1,277,000 payable in cash. In addition, on May 15, 2007, the operating performance adjustments, which was agreed to by the Company and the sellers of Twincraft, increased the purchase price of Twincraft by approximately $1,867,000 and was made through the issuance of 68,981 shares of the Company’s common stock (representing 15% of the adjustment to the purchase consideration) and the balance of approximately $1,564,000 in cash. The cash adjustment for working capital and operating performance totaling approximately $2,840,000 has been paid to the sellers in the three months ended June 30, 2007.  During the three months ended June 30, 2007, approximately $193,000 of additional transaction costs relating to the Twincraft acquisition was incurred, resulting in an increase to the cost of the Twincraft acquisition, and is reflected in goodwill.

The Company entered into three-year employment agreements with Peter A. Asch, who will serve as President of Twincraft, and A. Lawrence Litke, who will serve as Chief Operating Officer of Twincraft. The Company also entered into a consulting agreement with Fifth Element, LLC, a consulting firm controlled by Joseph Candido, who will serve as Vice President of Sales and Marketing for Twincraft. The employment agreements of Mr. Asch and Mr. Litke, and the consulting agreement of Fifth Element, LLC, contain non-competition and non-solicitation provisions covering the terms of their agreements and for any extended severance periods and for one year after termination of the agreements or the extended severance periods, if any.

Subject to the terms and conditions set forth in the Twincraft purchase agreement, the sellers of Twincraft (including Mr. Asch) can earn additional deferred consideration for the years ended 2007 and 2008. Deferred consideration would be earned for the year ending December 31, 2007 if Twincraft’s adjusted EBITDA exceeds its 2006 adjusted EBITDA; the Company will pay to the Sellers the increase multiplied by a factor of three. The sellers of Twincraft can also earn deferred consideration for the year ending December 31, 2008, if its 2008 adjusted EBITDA exceeds its 2007 EBITDA; the Company will pay to the Sellers the increase multiplied by a factor of three.

On January 23, 2007, as part of their employment agreements, the Company granted stock options of 200,000 and 100,000 shares, respectively, to Messrs. Asch and Litke, all under the Company’s 2005 Plan, to purchase shares of the Company’s common stock having an exercise price equal to $4.20 per share, which vest in three equal consecutive annual tranches beginning on January 23, 2009. The Company also granted a stock option, on January 23, 2007, to Mr. Mark Davitt, another Twincraft employee, for 25,000 shares with an exercise price of $4.20 per share, vesting in three equal consecutive annual tranches commencing on the first anniversary of the grant date. The Company is recognizing stock compensation expenses related to these options over the requisite service period in accordance with SFAS No. 123(R). Pursuant to EITF No. 96-18, the Company recorded consulting expenses relating to 100,000 stock options granted to Fifth Element, LLC, a non-employee consultant, which is controlled by Mr. Joseph Candido, a Twincraft officer and one of the former Twincraft stockholders.

The following table sets forth the components of the purchase price:

Total cash consideration (including $1,500,000 escrow)	$24,492,639
Total stock consideration	4,701,043
Transaction costs	1,445,714
Total purchase price	$30,639,396

The following table provides the preliminary allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at January 23, 2007 and is based upon a third-party appraisal:

Assets:
Cash and cash equivalents	$36,966
Accounts receivable	3,984,756
Inventories	4,200,867
Other current assets	127,911
Property and equipment	7,722,140
Goodwill	7,022,425
Identifiable intangible assets (trade names of $2,629,300 and repeat customer base of $7,214,500)	9,843,800
32,938,865
Liabilities:
Accounts payable	517,929
Accrued liabilities	1,781,540
2,299,469
Total purchase price	$30,639,396

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

(c) Unaudited Pro Forma Results

Below are the unaudited pro forma results of operations for the three and six months ended June 30, 2007 and 2006, as if the Company had acquired Regal and Twincraft on January 1, 2006. Such pro forma results are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the three and six months ended June 30, 2007 and 2006 were:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Sales	$17,369,294	$16,800,666	$34,319,025	$32,728,901
Net Loss	(850,085)	(855,447)	(851,158)	(3,035,753)
Loss per share - basic and diluted	(.07)	(.09)	(.08)	(.31)

NOTE 3 — IDENTIFIABLE INTANGIBLE ASSETS

  Identifiable intangible assets at June 30, 2007 consisted of:

Assets	Estimated Useful Life	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Non-competition agreements—Benefoot/Bi-Op	4 Years	$572,000	$390,830	$181,170
License agreements and related technology—Benefoot	5 to 8 Years	1,156,000	706,006	449,994
Repeat customer base—Bi-Op	7 Years	500,000	169,445	330,555
Trade names—Silipos	Indefinite	2,688,000	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	660,000	1,020,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	394,843	969,157
Repeat customer base—Twincraft	19 Years	7,214,500	224,582	6,989,918
Trade names—Twincraft	23 Years	2,629,300	47,632	2,581,668
		$17,803,800	$2,593,338	$15,210,462

Identifiable intangible assets at December 31, 2006 consisted of:

Assets	Estimated Useful Life	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Non-competition agreements—Benefoot/Bi-Op	4 Years	$572,000	$350,570	$221,430
License agreements and related technology—Benefoot	5 to 8 Years	1,156,000	647,824	508,176
Repeat customer base— Bi-Op	7 Years	500,000	137,963	362,037
Trade names—Silipos	Indefinite	2,688,000	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	540,000	1,140,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	323,053	1,040,947
		$7,960,000	$1,999,410	$5,960,590

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended June 30, 2007 and 2006 was $308,227 and $160,857, respectively, and for the six month periods then ended, was $593,928 and $321,711, respectively. As of June 30, 2007, the estimated future amortization expense is $646,986 for 2007, $1,347,717 for 2008, $1,342,221 for 2009, $1,269,761 for 2010, $1,182,381 for 2011, and $6,733,396 thereafter.

NOTE 4 — GOODWILL

 Changes in goodwill for the six months ended June 30, 2007 are as follows:

	Medical Products	Personal Care Products	Total
Balance, January 1, 2006	$11,293,494	$2,825,719	$14,119,213
Activity	—	—	—
Balance, December 31, 2006	11,293,494	2,825,719	14,119,213
Allocated goodwill related to the Regal Medical Supply, LLC acquisition (See Note 2(a))	1,026,800	—	1,026,800
Allocated goodwill related to the Twincraft acquisition (See Note 2(b))	—	6,829,530	6,829,530
Balance, March 31, 2007	$12,320,294	$9,655,249	$21,975,543
Additional transaction costs related to Twincraft (See Note 2(b))	—	192,895	192,895
Balance, June 30, 2007	$12,320,294	$9,848,144	$22,168,438

NOTE 5 — INVENTORIES, NET

Inventories, net, consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials	$4,833,763	$2,318,201
Work-in-process	565,246	173,822
Finished goods	3,429,694	1,668,241
	8,828,703	4,160,264
Less: Allowance for excess and obsolescence	948,304	885,151
	$7,880,399	$3,275,113

NOTE 6 — CREDIT FACILITY

On May 11, 2007, the Company entered into a secured revolving bank credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A. expiring on September 20, 2011. The Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $20 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $5 million for term loans, and a sub-limit of $750,000 on loans against inventory (subject to an increase in the sub-limit on inventory loans to $7.5 million if and when the bank receives a satisfactory appraisal of the inventory). The Credit Facility is collateralized by a first priority interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company, Langer, Inc., and each of the Company’s domestic subsidiaries (Langer, Silipos, Twincraft and Regal) and any other company or person hereafter that becomes a borrower or owner of any property which is security under the Credit Facility.

If the Company’s availability under the lending facility drops below $3 million or borrowings under the facility exceed $10 million, the Company is required under the Credit Facility to deposit all cash received from customers into a blocked bank account that will be swept daily to directly pay down any loan outstanding under the Credit facility. The Company does not have any control over the blocked bank account.

The Company borrowings availabilities are limited to 85% of eligible accounts receivable and 60% of eligible inventory, and is subject to the satisfaction of certain conditions, term loans are secured by equipment or real estate hereafter acquired. The Company is required to make certain improvements in its financial reporting systems before the full amount of the Credit Facility is available, which will be completed during the third quarter.

The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million. As of June 30, 2007, the Company had not made draws on the Credit Facility and has approximately $6.4 million available under the Credit Facility. Availability under the Credit Facility is net of a standby letter of credit of approximately $571,000.

The Company pays monthly interest in arrears at the lender’s prime rate or, at the Company’s election, at 2 percentage points above an Adjusted Eurodollar Rate, as defined. To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations are outstanding, the Company will pay a monthly commitment fee on the unused portion of the loan commitment. The Company is committed to pay the lender a closing fee in the amount of $75,000. As of June 30, 2007, the Company has recorded deferred financing costs in connection with the Credit Facility of $391,830, of which $11,417 has been amortized during the three months ended June 30, 2007, and the balance will be amortized over the life of the Credit Facility.

NOTE 7 — LONG-TERM DEBT, INCLUDING CURRENT INSTALLMENTS

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”). The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company has agreed to register the shares of the Company’s common stock acquirable upon conversion of the 5% Convertible Notes, which may include an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes. The Company filed a registration statement with respect to the shares acquirable on conversion of the 5% Convertible Notes (the “Underlying Shares”) on January 9, 2007 (which is not yet effective).

The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007. For the three and six months ended June 30, 2007, the Company recorded interest expense relating to the 5% Convertible Notes of approximately $361,000 and $721,000, respectively.

At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain anti-dilution provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance, there was no beneficial conversion. On January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions (see Note 2, “Acquisitions”), the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes. On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock by Regal Medical, Inc., on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares. This resulted in a debt discount of $476,873, which is amortized over the term of the 5% Convertible Notes and is recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the three and six months ended June 30, 2007 was approximately $28,000 and $43,000, respectively. The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); and (iv) at any time after December 7, 2007, if the closing price of the common stock of the Company on the NASDAQ (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into common stock at the conversion price then applicable. The Company held a Special Meeting of Stockholders on April 19, 2007, at which the Company’s stockholders approved the issuance by the Company of the Underlying Shares.

 In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by holders of at least 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligation, in the amount of $2,700,000, excluding current installments, as of June 30, 2007, and the Company’s obligations under the Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions (see Note 6, “Credit Facility”).

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,060,000 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,305,429, which will be amortized through December 7, 2011, the due date for the payment on the 5% Convertible Notes. The amortization of these costs for the three and six months ended June 30, 2007 was $64,409 and $129,734, respectively, and is recorded as interest expense in the consolidated statement of operations.

On October 31, 2001, the Company completed the sale in a private placement, of $14,589,000 principal amount of its 4% convertible subordinated notes due and paid in full, plus accrued interest, on August 31, 2006 (the “4% Convertible Notes”). The cost of raising these proceeds was $920,933, which was amortized through August 31, 2006. The amortization of these costs for the three and six months ended June 30, 2006 was $47,945 and $95,890, respectively, and were included in interest expense in the related consolidated statements of operations. Interest expense on the 4% Convertible Notes for the three and six months ended June 30, 2006 was $144,390 and $288,780, respectively.

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”). The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest in the amount of $4,006 per month, which commenced August 2006. The Note is secured by a $202,320 increase to an unsecured letter of credit originally provided to the landlord as security at lease commencement. The amount of the revised unsecured letter of credit is $570,992. The current portion of the Note, $34,322, is included in other current liabilities, including current installments of note payable, and the non-current portion of the Note of $132,976 is stated separately as note payable on the June 30, 2007 balance sheet. Interest expense on the Note for the three and six months ended June 30, 2007 was $3,033 and $6,221, respectively.

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of June 30, 2007, the Company’s obligation under capital lease, excluding current installments, is $2,700,000.

NOTE 8 — RESTRUCTURING

On May 3, 2007, the Company announced its plan to close its Anaheim manufacturing facility in order to better leverage the Company’s resources by reducing costs, obtaining operational efficiencies and to further align the Company’s business with market conditions, future revenue expectations and planned future product directions. The plan includes the elimination of 27 positions, which represents approximately 4.5% of the Company’s workforce. For the three months ended June 30, 2007, the Company has recognized expenses of $200,485, consisting of employee termination benefits and related costs of $128,572, loss on the abandonment of fixed assets of $28,193, expenses relating to the exiting of our Anaheim leased facility, which would have expired in December 2007, of $34,560, and other exit costs of $9,160. These plans are expected to be completed by the end of 2007.

NOTE 9 — SEGMENT INFORMATION

The Company operates in two segments, medical products and personal care. Prior to January 1, 2007, the medical products segment was called the orthopedic segment and the personal care segment was called the skincare segment. As discussed in Note 2, “Acquisitions,” the Company consummated two acquisitions during the three months ended March 31, 2007. The operations from the Twincraft acquisition are included in the personal care segment, and the operations from the Regal acquisition are included in the medical products segment. The medical products segment includes the orthopedic products of Silipos. Intersegment net sales are recorded at cost.

Segment information for the three and six months ended June 30, 2007 and 2006 is summarized as follows:

Three months ended June 30, 2007	Medical Products	Personal Care	Total
Net sales	$8,440,527	$8,952,131	$17,392,658
Gross profit	3,515,333	2,513,143	6,028,476
Operating (loss) income	(859,883)	540,187	(319,696)

Total assets as of June 30, 2007	34,616,828	42,550,955	77,167,783

Three months ended June 30, 2006	Medical Products	Personal Care	Total
Net sales	$8,658,737	$534,775	$9,193,512
Gross profit	3,438,506	316,291	3,754,797
Operating (loss) income	(512,119)	75,132	(436,987)

Total assets as of June 30, 2006	48,086,692	8,729,559	56,816,251

Six months ended June 30, 2007	Medical Products	Personal Care	Total
Net sales	$16,502,120	$16,030,080	$32,532,200
Gross profit	6,827,730	4,727,667	11,555,397
Operating (loss) income	(1,596,779)	956,676	(640,103)

Total assets as of June 30, 2007	34,616,828	42,550,955	77,167,783

Six months ended June 30, 2006	Medical Products	Personal Care	Total
Net sales	$16,284,319	$1,254,247	$17,538,566
Gross profit	6,107,198	674,971	6,782,169
Operating (loss) income	(1,759,203)	57,862	(1,701,341)

Total assets as of June 30, 2006	48,086,692	8,729,559	56,816,251

Geographical segment information for the three and six months ended June 30, 2007 and 2006 is summarized as follows:

Three months ended June 30, 2007	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$15,444,858	$810,720	$1,137,080	$17,392,658
Intersegment net sales	381,277	—	—	381,277
Gross profit	5,159,511	377,165	491,800	6,028,476
Operating (loss) income	(362,488)	17,984	24,808	(319,696)

Total assets as of June 30, 2007	73,046,867	2,073,033	2,047,883	77,167,783

Three months ended June 30, 2006	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$7,385,335	$772,628	$1,035,549	$9,193,512
Intersegment net sales	256,723	—	—	256,723
Gross profit	2,990,098	382,292	382,407	3,754,797
Operating (loss) income	(358,285)	30,867	(109,569)	(436,987)

Total assets as of June 30, 2006	52,430,245	2,048,577	2,337,429	56,816,251

Six months ended June 30, 2007	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$28,777,507	$1,494,375	$2,260,318	$32,532,200
Intersegment net sales	639,135	—	—	639,135
Gross profit	9,886,075	718,647	950,675	11,555,397
Operating (loss) income	(650,523)	66,932	(56,512)	(640,103)

Total assets as of June 30, 2007	73,046,867	2,073,033	2,047,883	77,167,783

Six months ended June 30, 2006	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$14,213,503	$1,413,439	$1,911,624	$17,538,566
Intersegment net sales	464,539	—	—	464,539
Gross profit	5,353,784	674,822	753,563	6,782,169
Operating (loss) income	(1,609,906)	66,734	(158,169)	(1,701,341)

Total assets as of June 30, 2006	52,430,245	2,048,577	2,337,429	56,816,251

NOTE 10 — COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) was as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(850,085)	$(481,724)	$(1,634,550)	$(1,907,679)
Other comprehensive income (loss), net of tax:
Change in equity resulting from translation of financial statements into U.S. dollars	217,909	198,610	199,238	139,563
Comprehensive loss	$(632,176)	$(283,114)	$(1,435,312)	$(1,768,116)

NOTE 11 — INCOME (LOSS) PER SHARE

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the three months ended June 30, 2007 and 2006 exclude approximately 1,963,000 and 1,894,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The diluted (loss) income per share computations for the six months ended June 30, 2007 and 2006 exclude approximately 1,963,000 and 1,894,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes and the 4% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for each of the three and six month periods ended June 30, 2007 and 2006, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

5% Convertible Subordinated Notes.   On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 in a private placement. The number of shares of common stock issuable on conversion of the notes, as of June 30, 2007, is 6,195,187, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances. A trust controlled by Mr. Warren B. Kanders, the Company’s Chairman of the Board of Directors and largest beneficial stockholder, owns (as a trustee for a member of his family) $2,000,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.

New Employment Agreements. The Company entered into five three-year employment agreements as part of the acquisitions of Regal and Twincraft. The employment agreements were issued to John Shero, the former President of Regal, who will now serve as Vice President of Sales of the medical products group, Peter A. Asch, who serves as President of Twincraft and the personal care division of the Company, and a member of the Board of Directors, Lawrence Litke, who serves as Chief Operating Officer of Twincraft, and Richard Asch, who serves in a sales managerial capacity at Twincraft. In addition, the Company entered into a consulting agreement with Fifth Element, LLC, a consulting firm controlled by Joseph Candido, who will serve as Vice President of Sales and Marketing for Twincraft. The employment and consulting agreements contain non-competition and non-solicitation provisions covering the terms of the agreements and for any extended severance periods and for one year after termination of the agreements or the extended severance periods, if any.

NOTE 13 — PENSION

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

	Pension Benefits
Three months ended June 30:	2007	2006
Interest cost	$1,202	$9,334
Expected return on plan assets	(1,854)	(13,244)
Amortization of transition obligations	22,237	1,948
Recognized actuarial loss	(25,587)	4,932
Provision for pension	51,173	—
Net periodic benefit cost	$47,171	$2,970

	Pension Benefits
Six months ended June 30:	2007	2006
Interest cost	$2,412	$18,677
Expected return on plan assets	(3,721)	(26,501)
Amortization of transition obligations	44,474	3,896
Recognized actuarial loss	—	9,864
Provision for pension	51,173	—
Net periodic benefit cost	$94,338	$5,936

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it does not expect to contribute to its pension plan in 2007. In addition, the company is in the process of terminating its pension plan by December 31, 2007. For the six months ended June 30, 2007, no contributions have been made.

NOTE 14 — LITIGATION

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

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.) The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed and also claims that Silipos improperly and without authorization transferred Zook’s know-how to the former owner of Silipos. The demand for arbitration seeks an award of $400,000 and reserves the right to seek a higher award after completion of discovery. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. The matter is in the discovery stage.

On or about February 13, 2006, Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006, alleged that he was terminated by Silipos without cause and, therefore, was entitled, pursuant to his employment agreement, to a severance payment of two years’ base salary. On or about February 23, 2006, Silipos commenced an action in New York State Supreme Court, New York County, against Mr. Bickel seeking, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, that Mr. Bickel resigned from his position or, alternatively, that his termination by Silipos was for “cause” as defined in the employment agreement. Silipos also sought compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaint and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. On August 8, 2006, the Court determined that the restrictive covenant was enforceable against Mr. Bickel for the duration of its term (which expired on January 11, 2007) to the extent of prohibiting Mr. Bickel from soliciting certain key customers of the Company with whom he had worked during his employment with the Company. The Company has withdrawn, without prejudice, its claims for compensatory and punitive damages due to harm to its business as a result of Mr. Bickel’s actions. The Company intends to vigorously pursue its claims for breach of fiduciary duty and continue to vigorously defend the counterclaims.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, manufacture and distribute high-quality medical products and services targeting the long-term care, orthopedic, orthotic and prosthetic markets. Through our wholly-owned subsidiaries Twincraft, Inc. (“Twincraft”), and Silipos, Inc. (“Silipos”), we also offer a diverse line of personal care products for the private label retail, medical, and therapeutic markets. We sell our medical products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, and international distributors, directly to healthcare professionals, and directly to patients in instances where we also are providing product fitting services. We sell our personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets. We acquired Twincraft, a leading designer and manufacturer of bar soap, and certain assets of Regal Medical Supply, LLC (“Regal”), a provider of contracture management products and services to patients in long-term care and other rehabilitation settings, in January 2007.

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

Since May 2002, we have consummated the following acquisitions:

•
Twincraft. On January 23, 2007, we acquired Twincraft, our largest acquisition to date, a designer and manufacturer of bar soap focused on the health and beauty, direct marketing, amenities and mass market channels. We acquired Twincraft to expand into additional product categories in the personal care market, to increase our customer exposure for our current line of Silipos gel-based skincare products, and to take advantage of potential commonalities in research and development advances between Twincraft’s and our product groups. The aggregate consideration paid by us in connection with this acquisition was approximately $30.6 million, including transaction costs, paid in cash ($25,938,353) and common stock ($4,701,043, valued at $4.40 per share) of the Company. The purchase price may be increased for further payments that may be earned hereafter based upon the performance of Twincraft in 2007 and 2008.

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

•
Benefoot. On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. (together, “Benefoot”). Benefoot designs, manufactures, and distributes custom orthotics, custom Birkenstock ® sandals, therapeutic shoes, and prefabricated orthotic devices to healthcare professionals. We acquired Benefoot to gain additional scale in our core custom orthotics business as well as to gain access to complementary product lines. The aggregate consideration, including transaction costs, was approximately $7.9 million, of which approximately $5.6 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes, and approximately $0.5 million was paid through the issuance of 61,805 shares of common stock. In connection with this acquisition, we also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness which was paid at closing.

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

 For each of the six and three months ended June 30, 2007 and 2006, we derived approximately 93% and approximately 89%, respectively, of our revenues from North America, and approximately 7% and approximately 11%, respectively, of our revenues from outside North America. Of our revenue derived from North America for each of the the six and three months ended June 30, 2007 and 2006, approximately 95% and approximately 91%, respectively, was generated in the United States and approximately 5% and approximately 9%, respectively, was generated from Canada.

On a pro forma basis, after giving effect to our acquisitions of Twincraft and Regal as if they had occurred on January 1, 2006, approximately 93% and approximately 94% of our revenues for the six months ended June 30, 2007 and 2006, respectively, would have been derived from North America, and approximately 7% and approximately 6% of our revenues for the six months ended June 30, 2007 and 2006, respectively, would have been derived from outside North America. On a pro forma basis, after giving effect to our acquisitions of Twincraft and Regal as if they had occurred on January 1, 2006, approximately 94% of our revenues for each of the three months ended June 30, 2007 and 2006, respectively, would have been derived from North America, and approximately 6% of our revenues for each of the three months ended June 30, 2007 and 2006, respectively, would have been derived from outside North America.

On a pro forma basis, after giving effect to our acquisitions of Twincraft and Regal as if they had occurred on January 1, 2006, approximately 95% of our revenues for each of the six and three months ended June 30, 2007 and 2006, would have been derived in the United States, and approximately 5% of our revenues for each of the six and three months ended June 30, 2007 and 2006, would have been derived from Canada.

We operate in two segments, medical products and personal care. Prior to January 1, 2007, the medical products segment was called the orthopedic segment and the personal care segment was called the skincare segment. We consummated two acquisitions (Twincraft and Regal) in January 2007. The operations from the Twincraft acquisition are included in the personal care segment, and the operations from the Regal acquisition are included in the medical products segment. In addition, the medical products segment includes the orthopedic products of Silipos.

For the six months ended June 30, 2007 and 2006, we derived approximately 51% and approximately 93% of our revenues, respectively, from our medical products segment and approximately 49% and approximately 7%, respectively, from our personal care segment. For the three months ended June 30, 2007 and 2006, we derived approximately 49% and approximately 94% of our revenues, respectively, from our medical products segment and approximately 51% and approximately 6%, respectively, from our personal care segment. The substantial changes in the percentages of 2007 over 2006 are the result of the acquisition of Twincraft in January 2007.

On a pro forma basis, after giving effect to our acquisitions of Twincraft and Regal as of January 1, 2006, approximately 48% and approximately 53% of our revenues for the six months ended June 30, 2007 and 2006, respectively, would have been derived from our medical products segment, and approximately 52% and approximately 47% of our revenue for the six months ended June 30, 2007 and 2006, respectively, would have been derived from our personal care segment.

On a pro forma basis, after giving effect to our acquisitions of Twincraft and Regal as of January 1, 2006, approximately 48% and approximately 55% of our revenues for the three months ended June 30, 2007 and 2006, respectively, would have been derived from our medical products segment, and approximately 52% and approximately 45% of our revenue for the three months ended June 30, 2007 and 2006, respectively, would have been derived from our personal care segment.

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

Goodwill and Identifiable Intangible Assets.   Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (48.5% at June 30, 2007 and 29.2% at December 31, 2006) of our total assets. Goodwill and identifiable intangible assets, net, at June 30, 2007 and December 31, 2006 were approximately $37,379,000 and approximately $20,080,000, respectively.

The purchase price allocated to the identifiable intangible assets of trade names and customer relationships as pertaining to the acquisition of Twincraft were based on a variation of the income approach to determine the fair value of these assets. The income approach was used due to the ability of these assets to generate current and future income. The customer relationships’ fair market value was estimated by using the excess earnings method, which the Company estimated the annual attrition rate of the Company’s customer relationships. The Company utilized the royalty savings method to estimate the fair value of Twincraft’s trade names. In subsequent reporting periods, the Company will test goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” to determine if it has been impaired, and will test identifiable intangible assets with definite lives pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Adoption of FIN 48.   Upon the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007, we performed a thorough review of our tax returns not yet closed due to the statute of limitations and other currently pending tax positions of the Company.  We reviewed and analyzed our tax records and documentation supporting tax positions for purposes of determining the presence of any uncertain tax positions and confirming other tax positions as certain under FIN 48.  We reviewed and analyzed our records in support of tax positions represented by both permanent and timing differences in reporting income and deductions for tax and accounting purposes.  We maintain a policy, consistent with principals under FIN 48, to continually monitor past and present tax positions.

Six months ended June 30, 2007 and 2006

Net loss for the six months ended June 30, 2007 was approximately $(1,634,000), or $(.14) per share on a fully diluted basis, compared to a net loss of approximately $(1,908,000), or $(.19) per share on a fully diluted basis for the six months ended June 30, 2006. The principal reason for the decrease in net loss of approximately $274,000 was an increase in net sales of approximately $14,993,000, or 85.5%, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, which was primarily due to the acquisitions of Twincraft’s net sales of approximately $13,681,000 (which we acquired on January 23, 2007) and Regal’s net sales of approximately $1,665,000 (which we acquired on January 8, 2007), and a net sales decrease of approximately $353,000 in our historic business (including Silipos). This was offset by an increase in cost of sales of approximately $10,221,000, or 95.0%, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, resulting in an increase in gross profit of approximately $4,772,000 in the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The Twincraft and Regal acquisitions contributed gross profit of approximately $3,585,000 and approximately $1,220,000, respectively, in the six months ended June 30, 2007, which was offset by a gross profit decrease of approximately $33,000 in our historic business (including Silipos). Included in cost of sales for the six months ended June 30, 2007 was approximately $129,000 in employee termination benefits and related costs in connection with the June 2007 closing of our Anaheim, California production facility. Additionally, general and administrative expenses and selling expenses increased by approximately $2,279,000 and approximately $1,290,000, respectively, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Twincraft accounted for approximately $1,141,000 of the increase in general and administrative expenses in the six months ended June 30, 2007. The remaining increase of $1,138,000 was attributable to an increase in professional fees of approximately $517,000, which includes fees paid to a financial service consulting firm of approximately $481,000, an increase in depreciation expense and amortization of identifiable intangible assets of approximately $370,000, lease abandonment costs of approximately $72,000 related to the closing of our Anaheim, California facility, an increase in recruitment fees of approximately $107,000, an increase in pension provision of approximately $60,000 related to the retirement of our pension plan, an increase in stock-based compensation expense of approximately $44,000, an increase in directors fees of $30,000, and an increase in other net general and administrative expenses of approximately $62,000.

 Net sales for the six months ended June 30, 2007 were approximately $32,532,000, compared to approximately $17,539,000 for the six months ended June 30, 2006, an increase of approximately $14,993,000, or 85.5%. The principal reasons for the increase were the net sales of approximately $13,681,000 and approximately $1,665,000 generated by Twincraft and Regal, respectively.

Net sales of medical products were approximately $16,502,000 in the six months ended June 30, 2007, compared to approximately $16,285,000 in the six months ended June 30, 2006, an increase of approximately $217,000 or 1.3%. Of this increase, Regal generated approximately $1,665,000. The remaining decrease of approximately $1,448,000 was due to the net sales decrease of approximately $996,000, or 17.8%, from the medical products segment of Silipos, and an additional decrease in net sales in our medical products business, excluding Silipos, of approximately $452,000, or 4.2%.

Within the medical products segment, net sales of custom orthotics for the six months ended June 30, 2007 were approximately $8,033,000, compared to approximately $8,258,000 for the six months ended June 30, 2006, a decrease of approximately $225,000, or 2.7%.

 Also within the medical products segment, net sales of distributed products for the six months ended June 30, 2007 were approximately $2,205,000, compared to approximately $2,432,000 for the six months ended June 30, 2006, a decrease of approximately $227,000, or 9.3%. This decrease was attributable to the decrease in the net sales of our therapeutic footwear program of approximately $278,000, and in the net sales of other distributed products of approximately $127,000, which was partially offset by an increase in net sales of PPT ® , a proprietary product, of approximately $178,000 in the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

Net sales of Silipos branded medical products were approximately $4,599,000 in the six months ended June 30, 2007, compared to approximately $5,595,000 in the six months ended June 30, 2006, a decrease of approximately $996,000, or 17.8%, due to reduced orders in the six months ended June 30, 2007.

We generated net sales of approximately $16,030,000 in our personal care segment in the six months ended June 30, 2007, compared to approximately $1,254,000 in the six months ended June 30, 2006, an increase of approximately $14,776,000. Of this increase, Twincraft generated approximately $13,681,000. The remaining increase of approximately $1,095,000 was due to the net sales generated by the personal care segment of Silipos. Net sales in Silipos’ personal care segment represented 33.8% of Silipos’ net sales for the six months ended June 30, 2007, compared to 18.3% for the six months ended June 30, 2006. The increase in Silipos’ net sales in the personal care segment is due to higher volumes with our current customer base in the six months ended June 30, 2007.

Cost of sales, on a consolidated basis, increased approximately $10,221,000, or 95.0%, to approximately $20,977,000 for the six months ended June 30, 2007, compared to approximately $10,756,000 for the six months ended June 30, 2006. This increase was primarily attributable to the cost of sales incurred by the acquisitions of Twincraft and Regal of approximately $10,096,000 and approximately $445,000, respectively, in the six months ended June 30, 2007, offset by a decrease in cost of sales in our historic business (including Silipos) of approximately $320,000, which was attributable to a decrease in overhead and certain materials costs.

Cost of sales in the medical products segment were approximately $9,674,000, or 58.6% of medical products net sales in the six months ended June 30, 2007, compared to approximately $10,177,000, or 62.5% of medical products net sales in the six months ended June 30, 2006.

Cost of sales for custom orthotics were approximately $5,854,000, or 72.9% of net sales of custom orthotics for the six months ended June 30, 2007, compared to approximately $6,381,000, or 77.3% of net sales of custom orthotics for the six months ended June 30, 2006. Cost of sales of historic distributed products were approximately $1,500,000, or 68.0% of net sales of distributed products in the medical products business for the six months ended June 30, 2007, compared to approximately $1,518,000, or 62.4% of net sales of distributed products in the medical products business for the six months ended June 30, 2006.

Cost of sales for Silipos’ branded medical products were approximately $1,875,000, or 40.8% of net sales of Silipos’ branded medical products of approximately $4,599,000 in the six months ended June 30, 2007, compared to approximately $2,278,000, or 40.7% of net sales of Silipos’ branded medical products of approximately $5,595,000 in the six months ended June 30, 2006.

Cost of sales for the personal care products were approximately $11,303,000, or 70.5% of net sales of personal care products of approximately $16,030,000 in the six months ended June 30, 2007, compared to approximately $579,000, or 46.2% of net sales of personal care products of approximately $1,254,000 in the six months ended June 30, 2006. Excluding Twincraft’s cost of sales of approximately $10,096,000, Silipos’ cost of sales increase of approximately $628,000 for its personal care products was attributable to its increase in net sales of personal care products of approximately $1,095,000.

Consolidated gross profit increased approximately $4,772,000, or 70.4%, to approximately $11,555,000 for the six months ended June 30, 2007, compared to approximately $6,783,000 in the six months ended June 30, 2006. Consolidated gross profit as a percentage of net sales for the six months ended June 30, 2007 was 35.5%, compared to 38.7% for the six months ended June 30, 2006. The blended gross profit percentage decreased for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, due to a lower average gross margin in our new Twincraft business. The principal reason for the nominal increase in gross profit was the gross profit contributions of Twincraft and Regal of approximately $3,585,000 and $1,220,000, respectively. Twincraft’s and Regal’s gross profit as a percentage of their respective net sales for the six months ended June 30, 2007 was 26.2% and 73.3%, respectively. This increase in consolidated gross profit was offset by a decrease in gross profit of approximately $33,000 in our historic business, primarily due to Silipos’ gross profit decrease of approximately $126,000. Silipos’ blended gross profit (including both medical products and personal care products) as a percentage of its net sales for the six months ended June 30, 2007 was 55.6%, compared to 58.3% for the six months ended June 30, 2006. The reduction in Silipos’ gross profit is attributed to a decrease in its net sales.

Gross profit for the medical products segment was approximately $6,828,000, or 41.4% of net sales of the medical products segment in the six months ended June 30, 2007, compared to approximately $6,108,000, or 37.5% of net sales of the medical products segment in the six months ended June 30, 2006.

Gross profit for custom orthotics was approximately $2,179,000, or 27.1% of net sales of custom orthotics for the six months ended June 30, 2007, compared to approximately $1,877,000, or 22.7% of net sales of custom orthotics for the six months ended June 30, 2006. Gross profit for our historic distributed products was approximately $705,000, or 32.0% of net sales of distributed products in the medical products business for the six months ended June 30, 2007, compared to approximately $914,000, or 37.6% of net sales of distributed products in the medical products business for the six months ended June 30, 2006. The increase in gross profit in custom orthotics was attributable to decreases in overhead expenses, as well as a slight decrease in certain material prices. The decrease in gross profit in distributed products from our historical business was primarily attributable to a decrease in net sales of historic distributed products.

Gross profit generated by Silipos’ branded medical product sales was approximately $2,724,000, or 59.2% of net sales of Silipos’ branded medical products for the six months ended June 30, 2007, compared to approximately $3,317,000, or 59.3% of net sales of Silipos’ branded medical products for the six months ended June 30, 2006.

Gross profit generated by our personal care segment was approximately $4,727,000, or 29.5% of net sales in the personal care segment for the six months ended June 30, 2007, compared to approximately $675,000, or 53.8% of net sales in the personal care segment for the six months ended June 30, 2006. The principal reason for the decrease in gross profit percentage is due to a lower average gross margin in our new Twincraft business of 26.2%. The gross profit generated by Silipos’ personal care segment was approximately $1,142,000, or 48.6% of Silipos’ net sales in the personal care segment for the six months ended June 30, 2007, compared to approximately $675,000, or 53.8% of Silipos’ net sales in the personal care segment for the six months ended June 30, 2006.

General and administrative expenses for the six months ended June 30, 2007 were approximately $6,975,000, or 21.4% of net sales, compared to approximately $4,696,000, or 26.8% of net sales for the six months ended June 30, 2006, representing an increase of approximately $2,279,000. Twincraft generated approximately $1,141,000 of general and administrative expenses in the six months ended June 30, 2007. The remaining increase of $1,138,000 was attributable to an increase in professional fees of approximately $517,000, which includes fees paid to a financial service consulting firm of approximately $481,000, an increase in depreciation expense and amortization of identifiable intangible assets of approximately $370,000, lease abandonment costs of approximately $72,000 related to the closing of our Anaheim, California facility, an increase in recruitment fees of approximately $107,000, an increase in pension provision of approximately $60,000 related to the retirement of our pension plan, an increase in stock-based compensation expense of approximately $44,000, an increase in directors fees of $30,000, and an increase in other net general and administrative expenses of approximately $62,000.

Selling expenses increased approximately $1,290,000, or 36.6%, to approximately $4,813,000 for the six months ended June 30, 2007, compared to approximately $3,523,000 for the six months ended June 30, 2006. Selling expenses as a percentage of net sales were 14.8% in the six months ended June 30, 2007, compared to 20.1% in the six months ended June 30, 2006. Twincraft and Regal generated approximately $1,453,000 and $1,169,000, respectively, of selling expenses in the six months ended June 30, 2007. The principal reasons for the remaining decrease of $1,332,000 is primarily attributable to certain reclassifications of personnel and related selling expenses in our medical products business that are now under Regal, our continued rationalization of selling expenses and a reduction of net sales in our medical products business.

Research and development expenses increased from approximately $265,000 in the six months ended June 30, 2006, to approximately $407,000 in the six months ended June 30, 2007, an increase of approximately $142,000, or 53.6%, which was attributable to the inclusion of Twincraft’s research and development expenses of approximately $231,000, which was offset by a decrease of approximately $89,000 of Silipos’ research and development expenses.

Interest expense was approximately $1,076,000 for the six months ended June 30, 2007, compared to approximately $582,000 for the six months ended June 30, 2006, an increase of approximately $494,000. The principal reason for the increase was that the six months ended June 30, 2007 included interest expense of approximately $764,000 associated with the $28,880,000 principal amount of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”), compared to interest expense of approximately $289,000 associated with the $14,589,000 principal amount of 4% convertible subordinated notes paid August 31, 2006.

Interest income was approximately $207,000 in the six months ended June 30, 2007, compared to approximately $370,000 in the six months ended June 30, 2006.

The provision for income taxes was approximately $108,000 in the six months ended June 30, 2007, compared to approximately $14,000 in the six months ended June 30, 2006. In the six months ended June 30, 2007, we provided for current foreign income taxes of approximately $19,000 and a deferred income tax provision totalling approximately $89,000 . In the six months ended June 30, 2006, we provided for current foreign income taxes of approximately $66,000 and a deferred income tax (benefit) totalling approximately $(52,000).

Three months ended June 30, 2007 and 2006

Net loss for the three months ended June 30, 2007 was approximately $(850,000), or $(.07) per share on a fully diluted basis, compared to a net loss of approximately $(482,000), or $(.05) per share on a fully diluted basis for the three months ended June 30, 2006. The principal reason for the increase in net loss of approximately $368,000 was an increase net interest expense of approximately $409,000 due principally to the interest expense of approximately $388,000 from the issuance of the 5% Convertible Notes in December 2006. Additionally, general and administrative expenses and selling expenses increased by approximately $1,198,000 and approximately $889,000, respectively, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. Twincraft accounted for approximately $514,000 of the increase in general and administrative expenses in the three months ended June 30, 2007. The remaining increase of $684,000 was attributable to an increase in professional fees of approximately $312,000, of which approximately $334,000 related to fees paid to a financial service consulting firm, an increase in depreciation expense and amortization of identifiable intangible assets of approximately $195,000, lease abandonment costs of approximately $72,000 related to the closing of our Anaheim, California facility, an increase in pension provision of approximately $30,000 related to the retirement of our pension plan, an increase in directors fees of $15,000, and an increase in other net general and administrative expenses of approximately $60,000.  These increases, which contributed to our net loss, were offset by an increase in net sales of approximately $8,198,000, or 89.2%, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, which was primarily due to the acquisitions of Twincraft’s net sales of approximately $7,635,000 and Regal’s net sales of approximately $930,000, resulting in a net sales decrease of approximately $367,000 in our historic business (including Silipos). This was offset by an increase in cost of sales of approximately $5,926,000, or 109.0%, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, resulting in an increase in gross profit of approximately $2,272,000 in the three months ended June 30, 2007, compared to the three months ended June 30, 2006. The Twincraft and Regal acquisitions contributed gross profit of approximately $1,852,000 and approximately $683,000, respectively, in the three months ended June 30, 2007, which was offset by a gross profit decrease of approximately $263,000 in our historic business (including Silipos). Included in cost of sales for the three months ended June 30, 2007 was approximately $129,000 in employee termination benefits and related costs in connection with the June 2007 closing of our Anaheim, California production facility.

Net sales for the three months ended June 30, 2007 were approximately $17,392,000, compared to approximately $9,194,000 for the three months ended June 30, 2006, an increase of approximately $8,198,000, or 89.2%. The principal reasons for the increase were the net sales of approximately $7,635,000 and approximately $930,000 generated by the acquisitions in January 2007 of Twincraft and Regal, respectively.

Net sales of medical products were approximately $8,440,000 in the three months ended June 30, 2007, compared to approximately $8,659,000 in the three months ended June 30, 2006, a decrease of approximately $219,000, or 2.5%. Of this decrease, approximately $612,000, or 20.2%, was due to the net sales decrease from the medical products segment of Silipos, and an additional decrease of approximately $537,000, or 9.5%, was due to the net sales decrease in our medical products business, excluding Silipos, all of which was offset by net sales generated by Regal of approximately $930,000.

Within the medical products segment, net sales of custom orthotics for the three months ended June 30, 2007 were approximately $4,040,000, compared to approximately $4,300,000 for the three months ended June 30, 2006, a decrease of approximately $260,000, or 6.0%.

Also within the medical products segment, net sales of distributed products for the three months ended June 30, 2007 were approximately $1,052,000, compared to approximately $1,329,000 for the three months ended June 30, 2006, a decrease of approximately $277,000, or 20.8%. This decrease was primarily attributable to a decrease in the sales of our therapeutic footwear program of approximately $194,000, and in the net sales of other distributed products of approximately $73,000, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

Net sales of Silipos branded medical products were approximately $2,418,000 in the three months ended June 30, 2007, compared to approximately $3,030,000 in the three months ended June 30, 2006, a decrease of approximately $612,000, or 20.2%, due to reduced orders in the three months ended June 30, 2007.

We generated net sales of approximately $8,952,000 in our personal care segment in the three months ended June 30, 2007, compared to approximately $535,000 in the three months ended June 30, 2006, an increase of approximately $8,417,000. Of this increase, Twincraft generated approximately $7,635,000. The remaining increase of approximately $782,000 was due to the net sales generated by the personal care segment of Silipos. Net sales in Silipos’ personal care segment represented 35.3% of Silipos’ net sales for the three months ended June 30, 2007, compared to 15.0% for the three months ended June 30, 2006. The increase in Silipos’ net sales in the personal care segment is due to higher volumes with our current customer base in the three months ended June 30, 2007.

Cost of sales, on a consolidated basis, increased approximately $5,926,000, or 109.0%, to approximately $11,364,000 for the three months ended June 30, 2007, compared to approximately $5,438,000 for the three months ended June 30, 2006. This increase was primarily attributable to the cost of sales incurred by the acquisitions of Twincraft and Regal of approximately $5,783,000 and approximately $247,000, respectively, in the three months ended June 30, 2007, offset by a decrease in cost of sales in our historic business (including Silipos) of approximately $104,000, which was attributable to a decrease in overhead and certain materials costs.

Cost of sales in the medical products segment were approximately $4,924,000, or 58.3% of medical products net sales in the three months ended June 30, 2007, compared to approximately $5,220,000, or 60.3% of medical products net sales in the three months ended June 30, 2006.

Cost of sales for custom orthotics were approximately $2,972,000, or 73.6% of net sales of custom orthotics for the three months ended June 30, 2007, compared to approximately $3,191,000, or 74.2% of net sales of custom orthotics for the three months ended June 30, 2006. Cost of sales of historic distributed products were approximately $722,000, or 68.6% of net sales of distributed products in the medical products business for the three months ended June 30, 2007, compared to approximately $817,000, or 61.5% of net sales of distributed products in the medical products business for the three months ended June 30, 2006.

Cost of sales for Silipos’ branded medical products were approximately $983,000, or 40.7% of net sales of Silipos’ branded medical products of approximately $2,418,000 in the three months ended June 30, 2007, compared to approximately $1,212,000, or 40.0% of net sales of Silipos’ branded medical products of approximately $3,030,000 in the three months ended June 30, 2006.

Cost of sales for the personal care products were approximately $6,440,000, or 71.9% of net sales of personal care products of approximately $8,952,000 in the three months ended June 30, 2007, compared to approximately $218,000, or 40.7% of net sales of personal care products of approximately $535,000 in the three months ended June 30, 2006. Excluding Twincraft’s cost of sales of approximately $5,783,000, Silipos’ cost of sales increase of approximately $439,000 for its personal care products was attributable to its increased net sales of personal care products of approximately $782,000.

Consolidated gross profit increased approximately $2,272,000, or 60.5%, to approximately $6,028,000 for the three months ended June 30, 2007, compared to approximately $3,756,000 in the three months ended June 30, 2006. Consolidated gross profit as a percentage of net sales for the three months ended June 30, 2007 was 34.7%, compared to 40.9% for the three months ended June 30, 2006. The blended gross profit percentage decreased for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, due to a lower average gross margin in our new Twincraft business. The principal reason for the nominal increase in gross profit was the gross profit contributions of Twincraft and Regal of approximately $1,852,000 and $683,000, respectively. Twincraft’s and Regal’s gross profit as a percentage of its net sales for the three months ended June 30, 2007 was 24.3% and 73.4%, respectively. This increase in consolidated gross profit was offset by a decrease in gross profit of approximately $263,000 in our historic business (including Silipos), which was primarily attributable to a decrease in net sales.

Gross profit for the medical products segment was approximately $3,516,000, or 41.7% of net sales of the medical products segment in the three months ended June 30, 2007, compared to approximately $3,439,000, or 39.7% of net sales of the medical products segment in the three months ended June 30, 2006.

Gross profit for custom orthotics was approximately $1,068,000, or 26.4% of net sales of custom orthotics for the three months ended June 30, 2007, compared to approximately $1,109,000, or 25.8% of net sales of custom orthotics for the three months ended June 30, 2006. Gross profit for our historic distributed products was approximately $330,000, or 31.4% of net sales of distributed products in the medical products business for the three months ended June 30, 2007, compared to approximately $512,000, or 38.5% of net sales of distributed products in the medical products business for the three months ended June 30, 2006. The decreases in gross profit in custom orthotics and in distributed products from our historical business was attributable to decreases in net sales of custom orthotics and historic distributed products.

Gross profit generated by Silipos’ branded medical product sales was approximately $1,435,000, or 59.3% of net sales of Silipos’ branded medical products for the three months ended June 30, 2007, compared to approximately $1,818,000, or 60.0% of net sales of Silipos’ branded medical products for the three months ended June 30, 2006.

Gross profit generated by our personal care segment was approximately $2,512,000, or 28.1% of net sales in the personal care segment for the three months ended June 30, 2007, compared to approximately $317,000, or 59.3% of net sales in the personal care segment for the three months ended June 30, 2006. The principal reason for the decrease in gross profit percentage is due to a lower average gross margin in our new Twincraft business of 24.3%. The gross profit generated by Silipos’ personal care segment was approximately $660,000, or 50.1% of Silipos’ net sales in the personal care segment for the three months ended June 30, 2007, compared to approximately $317,000, or 59.3% of Silipos’ net sales in the personal care segment for the three months ended June 30, 2006.

General and administrative expenses for the three months ended June 30, 2007 were approximately $3,553,000, or 20.4% of net sales, compared to approximately $2,355,000, or 25.6% of net sales for the three months ended June 30, 2006, representing an increase of approximately $1,198,000. Twincraft generated approximately $514,000 of general and administrative expenses in the three months ended June 30, 2007. The remaining increase of $684,000 was attributable to an increase in professional fees of approximately $312,000, of which approximately $334,000 related to fees paid to a financial service consulting firm, an increase in depreciation expense and amortization of identifiable intangible assets of approximately $195,000, lease abandonment costs of approximately $72,000 related to the closing of our Anaheim, California facility, an increase in pension provision of approximately $30,000 related to the retirement of our pension plan, an increase in directors fees of $15,000, and an increase in other net general and administrative expenses of approximately $60,000.

Selling expenses increased approximately $889,000, or 52.4%, to approximately $2,584,000 for the three months ended June 30, 2007, compared to approximately $1,695,000 for the three months ended June 30, 2006. Selling expenses as a percentage of net sales were 14.9% in the three months ended June 30, 2007, compared to 18.4% in the three months ended June 30, 2006. Twincraft and Regal generated approximately $841,000 and $716,000, respectively, of selling expenses in the three months ended June 30, 2007. The principal reasons for the remaining decrease of $668,000 is primarily attributable to certain reclassifications of personnel and related selling expenses in our medical products business that are now under Regal, our continued rationalization of selling expenses and a reduction of net sales in our medical products business.

Research and development expenses increased from approximately $142,000 in the three months ended June 30, 2006, to approximately $210,000 in the three months ended June 30, 2007, an increase of approximately $68,000, or 47.9%, which was attributable to the inclusion of Twincraft’s research and development expenses of approximately $151,000, which was offset by a decrease of approximately $83,000 of Silipos’ research and development expenses.

Interest expense was approximately $550,000 for the three months ended June 30, 2007, compared to approximately $278,000 for the three months ended June 30, 2006, an increase of approximately $272,000. The principal reason for the increase was that the three months ended June 30, 2007 included interest expense of approximately $388,000 associated with the $28,880,000 principal amount of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”), compared to interest expense of approximately $144,000 associated with the $14,589,000 principal amount of 4% convertible subordinated notes due August 31, 2006.

Interest income was approximately $74,000 in the three months ended June 30, 2007, compared to approximately $211,000 in the three months ended June 30, 2006.

The provision for income taxes was approximately $44,000 in the three months ended June 30, 2007, compared to approximately $6,000 in the three months ended June 30, 2006. In the three months ended June 30, 2007, we provided for current foreign income taxes of approximately $5,000 and a deferred income tax provision totalling approximately $39,000. In the three months ended June 30, 2006, we provided for current foreign income taxes of approximately $32,000 and a deferred income tax (benefit) totalling approximately $(26,000).

Liquidity and Capital Resources

Working capital as of June 30, 2007 was approximately $13,694,000, compared to approximately $33,312,000 as of December 31, 2006. Working capital decreased approximately $19,618,000 due principally to the application of cash to the purchase of Twincraft on January 23, 2007. Cash balances decreased approximately $27,584,000, to approximately $2,183,000 at June 30, 2007, from approximately $29,767,000 at December 31, 2006. In addition, principally due to the recent acquisitions, accounts receivable increased approximately $6,092,000; inventory increased approximately $4,605,000, prepaid and other current assets increased approximately $705,000, which was partially offset by increases in accounts payable and other current liabilities totaling approximately $3,446,000.

Net cash used in operating activities was approximately $385,000 and approximately $876,000 in the six months ended June 30, 2007 and 2006, respectively. The improvement in net cash used in operating activities in the six months ended June 30, 2007 resulted primarily from increases in accounts receivable, inventory, and prepaid expenses, which was primarily due to the recent activity from the acquisitions of Twincraft and Regal in January 2007, partially offset by the decline of cash used in operations resulting from the net loss incurred, less depreciation, amortization and stock-based compensation expense, increases in accounts payable and other current liabilities, and the decrease in other assets. The net cash used in operating activities in the six months ended June 30, 2006 resulted primarily from increases in prepaid expenses and other assets, and from cash used in operations resulting from the net loss incurred, less depreciation and amortization reduced by the decrease in inventory.

Net cash used in investing activities was approximately $27,233,000 and approximately $582,000 in the six months ended June 30, 2007 and 2006, respectively. Net cash used in investing activities in the six months ended June 30, 2007 reflects the net cash proceeds used for the purchase of the Twincraft acquisition of approximately $25,901,000, in addition to the increase in restricted cash held in escrow resulting from this acquisition totaling $1,000,000, and the purchases of property and equipment, net of disposals, of approximately $332,000, principally related to purchases of production equipment and the purchase of a new consolidation and management reporting software system. Net cash used in investing activities in the six months ended June 30, 2006 reflects the purchases of property and equipment of approximately $381,000, principally production related equipment at our custom orthotics operation, and deposits of approximately $204,000, principally related to the furniture and equipment purchased for the new New York City office space.

Net cash used in financing activities was approximately $19,000 in the six months ended June 30, 2007, which represented the note payments related to the furnishings of our new office space in New York City. Net cash provided by financing activities was approximately $46,000 in the six months ended June 30, 2006, which represented the proceeds from the exercise of certain stock options and warrants.

Our principal cash needs are to provide working capital, and service our long-term debt and to fund growth.

We believe that, based on current levels of operations and anticipated growth, cash to be generated from operations, together with other available sources of liquidity, including borrowings available under our new Credit Facility, will be sufficient for the next twelve months to fund anticipated capital expenditures and make the required payments of interest on the 5% Convertible Notes.  There can be no assurance, however, that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs. In addition, our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot make any assurances that any such funds will be available to us on favorable terms, or at all.  In the six months ended June 30, 2007, we generated a net loss of approximately $(1,634,000), compared to a net loss of approximately $(1,908,000) for the six months ended June 30, 2006.

On May 11, 2007, we entered into a $20 million secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, NA expiring on September 30, 2011, which bears interest at the lender’s prime rate or, at the Company’s election, at 2 percentage points above an Adjusted Eurodollar Rate, as defined. The obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in all the assets of the Company and its subsidiaries. The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million. As of June 30, 2007, the Company has not made draws on the Credit Facility and has approximately $6.4 million available under the Credit Facility. Availability under the Credit Facility is net of a standby letters of credit of approximately $571,000.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating, capital leases and debt repayment requirements as of June 30, 2007:

	Payment Due By Period (In thousands)
Contractual Obligations	Total	6 Mos. Ended Dec. 31, 2007	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$11,366	$966	$4,869	$2,201	$3,330
Capital Lease Obligations	5,359	211	1,329	948	2,871
Convertible Notes due December 7, 2011	28,880	—	—	28,880	—
Note Payable to Landlord	167	15	125	27	—
Interest on Long-term Debt	6,401	722	4,332	1,347	—
Interest on Note Payable to Landlord	25	5	19	1	—
Severance Obligations	75	75	—	—	—
Total	$52,273	$1,994	$10,674	$33,404	$6,201

 Such table excludes any obligation for leasehold improvements beyond the landlord’s contribution.

Long-Term Debt, Including Current Installments

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”). The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company has agreed to register the shares of the Company’s common stock acquirable upon conversion of the 5% Convertible Notes, which may include an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes. The Company filed a registration statement with respect to the shares acquirable on conversion of the 5% Convertible Notes (the “Underlying Shares”) on January 9, 2007 (which is not yet effective).

The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007. For the three and six months ended June 30, 2007, the Company recorded interest expense relating to the 5% Convertible Notes of approximately $361,000 and $721,000, respectively.

At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain anti-dilution provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance, there was no beneficial conversion. On January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions (see Note 2, “Acquisitions”), the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes. On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock by Regal Medical, Inc., on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares. This resulted in a debt discount of $476,873, which is amortized over the term of the 5% Convertible Notes and is recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the three and six months ended June 30, 2007 was approximately $28,000 and $43,000, respectively. The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); and (iv) at any time after December 7, 2007, if the closing price of the common stock of the Company on the NASDAQ (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into common stock at the conversion price then applicable. The Company held a Special Meeting of Stockholders on April 19, 2007, at which the Company’s stockholders approved the issuance by the Company of the Underlying Shares.

 In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by holders of at least 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligation, in the amount of $2,700,000, excluding current installments, as of June 30, 2007, and the Company’s obligations under the Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions (see Note 6, “Credit Facility”).

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,060,000 based on a rate of 4% of the amount of the 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,305,420, which will be amortized through December 7, 2011, the due date for the payment on the 5% Convertible Notes. The amortization of these costs for the three and six months ended June 30, 2007 was $64,409 and $129,734, respectively, and is recorded as interest expense in the consolidated statement of operations.

On October 31, 2001, the Company completed the sale in a private placement, of $14,589,000 principal amount of its 4% convertible subordinated notes due and paid in full, plus accrued interest, on August 31, 2006 (the “4% Convertible Notes”). The cost of raising these proceeds was $920,933, which was amortized through August 31, 2006. The amortization of these costs for the three and six months ended June 30, 2006 was $47,945 and $95,890, respectively, and were included in interest expense in the related consolidated statements of operations. Interest expense on the 4% Convertible Notes for the three and six months ended June 30, 2006 was $144,390 and $288,780, respectively.

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”). The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest in the amount of $4,006 per month, which commenced August 2006. The Note is secured by a $202,320 increase to an unsecured letter of credit originally provided to the landlord as security at lease commencement. The amount of the revised unsecured letter of credit is $570,992. The current portion of the Note, $34,322, is included in other current liabilities, including current installments of note payable, and the non-current portion of the Note of $132,976 is stated separately as note payable, on the June 30, 2007 balance sheet. Interest expense on the Note for the three and six months ended June 30, 2007 was $3,033 and $6,221, respectively.

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of June 30, 2007, the Company’s obligation under capital lease, excluding current installments, is $2,700,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s current Chief Executive Officer, who is its current principal executive officer and acting as its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and acting principal financial officer, has concluded that the disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the arbitration proceeding commenced by Dr. Zook on February 13, 2006, against Silipos and other parties not affiliated with the Company, the arbitrator denied the Company’s motion for dismissal on April 26, 2007. The case remains in the discovery stage. With respect to all other litigation, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, Item 3, Legal Proceedings.

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. You should also consider the following additional risk factor:

Substantially all our assets are pledged to a secured lender. On May 11, 2007, we entered into a loan and security agreement with Wachovia Bank, NA, under which we have obtained a credit facility for loans of up to $20 million (the “Credit Facility”). The amount of funds available to us under the Credit Facility is based primarily on our levels of eligible accounts receivable and eligible inventory, and as of July 31, 2007, our availability under the Credit Facility was approximately $6.4 million. As of August 14, 2007, we have not borrowed any funds under the Credit Facility. Substantially all our assets, including assets acquired in the future, are pledged to the lender to secure our obligations to the lender. If we draw down funds under the Credit Facility and are unable to repay the funds when due, or are otherwise in default of the financial covenants and related obligations under the Credit Facility, the lender would have the right to foreclose upon our assets, which would have a material adverse effect on our business, prospects, financial condition and/or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 20, 2007. The only matters voted upon at the meeting were (i) the re-election of the incumbent Board of Directors, and (ii) the ratification of appointment of the Company’s independent registered accountants. Voting on the matters was as follows:

For the election of the Board of Directors:

Nominee	Vote For	Vote Withheld
Warren B. Kanders	9,461,306	1,092,826
W. Gray Hudkins	10,001,306	552,826
Peter A. Asch	9,004,722	1,549,410
Stephen M. Brecher	10,257,688	296,444
Burtt R. Ehrlich	10,247,688	306,444
Stuart P. Greenspon	10,257,688	296,444

The foregoing nominees are all directors of the Company.

For approval of the 2007 Stock Incentive Plan:

For:	6,891,551
Against:	754,724
Abstain:	440,324
Broker non-votes:	2,467,533

For approval of the 2007 Stock Incentive Plan:

For:	7,590,242
Against:	56,033
Abstain:	440,324
Broker non-votes:	2,467,533

For the ratification of appointment of BDO Seidman, LLP as the Company’s independent registered public accountants:

For:	10,501,672
Against:	460
Abstain:	52,000
Broker non-votes:	0

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

For	Against	Abstain	Broker Non-Votes
7,500,373	48,008	52,371	0

 ITEM 6.   EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1
Certification of Principal Executive Officer and Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Langer, Inc.

Date: August 14, 2007	By:	/s/ W. Gray Hudkins
W. Gray Hudkins
President and Chief Executive Officer
(Principal Executive and Financial Officer)