Form 10-Q
period 2007-09-30
LANGER INC
filed 2007-11-14
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common Stock, Par Value $.02—11,504,212 shares as of November 9, 2007.

INDEX

LANGER, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,821,005	$29,766,997
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $768,538 and $539,321, respectively	10,809,628	4,601,870
Inventories, net	7,853,925	3,275,113
Prepaid expenses and other current assets	1,888,079	891,357
Restricted cash - escrow	1,000,000	—
Total current assets	23,372,637	38,535,337
Property and equipment, net	15,199,801	8,245,417
Identifiable intangible assets, net	14,886,276	5,960,590
Goodwill	22,100,906	14,119,213
Other assets	1,246,816	1,988,913
Total assets	$76,806,436	$68,849,470

Liabilities and Stockholders’ Equity
Current liabilities:
Other current liabilities, including current installments of note payable	$4,383,775	$3,474,991
Accounts payable	3,869,819	1,173,836
Unearned revenue	535,029	574,415
Total current liabilities	8,788,623	5,223,242
Non current liabilities:
Long-term debt:
5% Convertible notes, net of debt discount of $412,701 at September 30, 2007	28,467,299	28,880,000
Note payable	123,228	151,970
Obligation under capital lease	2,700,000	2,700,000
Deferred income taxes payable	1,773,546	1,659,333
Other liabilities	1,037,853	1,117,623
Unearned revenue	81,021	100,438
Total liabilities	42,971,570	39,832,606
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 11,588,512 and 10,156,673 at September 30, 2007 and December 31, 2006, respectively	231,771	203,134
Additional paid-in capital	53,737,826	46,951,501
Accumulated deficit	(20,666,695)	(18,195,109)
Accumulated other comprehensive income	728,605	253,979
	34,031,507	29,213,505
Treasury stock at cost, 84,300 shares	(196,641)	(196,641)
Total stockholders’ equity	33,834,866	29,016,864
Total liabilities and stockholders’ equity	$76,806,436	$68,849,470

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$17,409,121	$9,065,316	$49,941,321	$26,603,881
Cost of sales	10,950,981	5,366,275	31,927,784	16,122,671
Gross profit	6,458,140	3,699,041	18,013,537	10,481,210

General and administrative expenses	3,847,948	2,492,513	10,823,379	7,188,018
Selling expenses	2,592,442	1,566,668	7,405,377	5,089,335
Research and development expenses	223,162	151,561	630,296	416,898
Operating loss	(205,412)	(511,701)	(845,515)	(2,213,041)

Other expense, net:
Interest income	23,479	152,291	230,683	522,332
Interest expense	(557,334)	(217,870)	(1,632,973)	(799,843)
Other	4,309	3,436	(13,582)	23,246
Other expense, net	(529,546)	(62,143)	(1,415,872)	(254,265)

Loss before income taxes	(734,958)	(573,844)	(2,261,387)	(2,467,306)

Provision for (benefit from) income taxes	102,078	(20,615)	210,199	(6,398)
Net loss	$(837,036)	$(553,229)	$(2,471,586)	$(2,460,908)

Net loss per common share:
Basic and diluted	$(.07)	$(.06)	$(.22)	$(.25)

Weighted average number of common shares used in computation of net loss per share:
Basic and diluted	11,484,973	9,960,009	11,383,193	9,948,101

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended September 30, 2007

(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury	Additional Paid-in	Accumulated	Foreign Currency	Unrecognized Periodic Pension	Comprehensive Income	Total Stockholder’s
	Shares	Amount	Stock	Capital	Deficit	Translation	Costs	(Loss)	Equity
Balance at January 1, 2007	10,156,673	$203,134	$(196,641)	$46,951,501	$(18,195,109)	$397,450	$(143,471)		$29,016,864

Net loss	—	—	—	—	(2,471,586)	—	—	$(2,471,586)	—

Change in unrecognized periodic pension costs	—	—	—	—	—	—	143,471		143,471

Foreign currency adjustment	—	—	—	—	—	331,155	—	331,155	—

Total comprehensive loss	—	—	—	—	—	—	—	$(2,140,431)	(2,140,431)

Stock-based compensation expense	—	—	—	219,347	—	—	—		219,347

Exercise of stock options	30,000	600	—	45,150	—	—	—		45,750

Discount on 5% convertible notes	—	—	—	476,873	—	—	—		476.873

Issuance of stock to purchase Regal	333,483	6,670	—	1,365,279	—	—	—		1,371,949

Issuance of stock to purchase Twincraft	999,375	19,987	—	4,377,263	—	—	—		4,397,250

Adjustment to issuance of stock to purchase Twincraft	68,981	1,380	—	302,413	—	—	—		303,793

Balance at September 30, 2007	11,588,512	$231,771	$(196,641)	$53,737,826	$(20,666,695)	$728,605	$—		$33,834,866

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(2,471,586)	$(2,460,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	2,889,102	1,315,547
Gain on sale of disposition of property and equipment	—	(1,348)
Loss on abandonment of property and equipment	28,193	8,046
Amortization of debt acquisition costs	231,389	127,853
Amortization of debt discount	64,172	—
Stock-based compensation expense	219,347	163,126
Provision for doubtful accounts receivable	378,392	82,661
Provision for pension	143,471	—
Deferred income taxes	114,213	(75,532)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,085,999)	(128,311)
Inventories	(281,142)	69,895
Prepaid expenses and other current assets	(410,631)	72,647
Other assets	778,200	(43,540)
Accounts payable and other current liabilities	767,396	(144,505)
Unearned revenue and other liabilities	(158,545)	152,545
Net cash provided by (used in) operating activities	205,972	(861,824)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,072,049)	(850,953)
Increase in restricted cash - escrow	(1,000,000)	—
Proceeds from disposal of property and equipment	1,000	2,270
Purchase of Twincraft, net of cash acquired	(25,901,387)	—
Net cash used in investing activities	(27,972,436)	(848,683)

Cash Flows From Financing Activities:
Repayment of note payable	(26,960)	(8,527)
Payment of debt acquisition costs	(267,492)	—
Repayment of convertible notes	—	(14,439,000)
Proceeds from the exercise of stock options	45,750	45,750
Proceeds from the exercise of warrants	—	500
Net cash used in financing activities	(248,702)	(14,401,277)
Effect of exchange rate changes on cash	69,174	54,865
Net decrease in cash and cash equivalents	(27,945,992)	(16,056,919)
Cash and cash equivalents at beginning of period	29,766,997	18,828,989
Cash and cash equivalents at end of period	$1,821,005	$2,772,070

	Nine months ended
	September 30,
	2007	2006
Supplemental Disclosures of Non-Cash Investing Activities:
Issuance of stock for two acquisitions	$6,072,992
Accounts payable and accrued liabilities relating to property and equipment	$40,349	$566,237
Increase in accrued liabilities due to investing activities		$166,893

Supplemental Disclosures of Non-Cash Financing Activities:
Leasehold improvements funded by landlord accounted for as deferred credit		$606,960
Issuance of note payable to fund leasehold improvements		$202,320

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

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. During the three months ended March 31, 2007, the Company consummated two acquisitions which are included in the Company’s financial statements for this period (see Note 2, "Acquisitions").

(b) Restricted Cash

Restricted cash consists of $1,000,000, which is being held in escrow relating to the Company’s acquisition of Twincraft, Inc. (“Twincraft”). The escrow will be released on July 23, 2008 (18 months after the closing), net of any claims against the escrow plus any accrued interest.

(c) Provision for Income Taxes

For the three and nine months ended September 30, 2007, the Company’s provision for income taxes on foreign operations was approximately $38,000 and approximately $57,000, respectively. For the three and nine months ended September 30, 2006, the Company’s provision for income taxes on foreign operations was approximately $4,000 and $70,000, respectively.

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

The Company adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed or to be claimed in tax returns that do not meet these measurement standards. The Company’s adoption of FIN 48 did not have a material effect on the Company's financial statements, and the Company does not expect the adoption of FIN 48 to have a significant impact on its results of operations or financial position for the year ending December 31, 2007.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company's policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At September 30, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company's statutes of limitation for tax liabilities are open for tax years ended December 31, 2003 and forward. The Company's major taxing jurisdictions include the United States, Canada, and the United Kingdom. Within the United States, both Vermont and New York could give rise to significant tax liabilities.

(d) Reclassifications

Certain amounts have been reclassified in the prior period consolidated financial statements to present them on a basis consistent with the current periods.

(e) Seasonality

Revenue derived from sales of medical devices in North America has historically been significantly higher in the warmer months of the year, while sales of medical devices by the United Kingdom subsidiary have historically not evidenced any seasonality. Personal care product revenues relating to the health and beauty aid segment fluctuates during the year, due to an increase in seasonal demand during the second and fourth quarters.

(f) Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires that all employee stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the awards. The total employee stock compensation expense included in general and administrative expenses for the three and nine months ended September 30, 2007 was $52,116 and $167,422, respectively, and for the three and nine months ended September 30, 2006 was $75,466 and $176,168 respectively.

For the three months ended March 31, 2007, the Company granted 425,000 options under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). These options were granted to employees of Twincraft at an exercise price of $4.20. A total of 325,000 options were awarded to employees and 100,000 options were awarded to a non-employee.

The Company accounts for equity issuances to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair market value of the services received. The Company utilizes the Black-Scholes option pricing model to determine the fair value at the end of each reporting period. Non-employee stock-based compensation expense is subject to periodic adjustment and is being recognized over the vesting periods of the related options. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in-capital. During the three months ended March 31, 2007, the Company issued 100,000 stock options in conjunction with a non-employee consulting agreement with Fifth Element, LLC. For the three and nine months ended September 30, 2007, $22,884 and $51,924, respectively, was recorded as consulting expense.

Restricted Stock

During the nine months ended September 30, 2007, the Company has entered into various restricted stock awards which under SFAS No. 123(R) are classified as performance based awards in which the specific performance condition or contingency must be satisfied in order for the awards to vest, and the Company will recognize compensation expense when the achievement of the performance condition is probable.

On January 23, 2007, the Company entered into restricted stock award agreements with members of the Board of Directors and a non-Board executive in the amount of 805,000 shares and 75,000 shares, respectively, under the Company’s 2005 Plan. Under the terms of the restricted stock award agreements, the shares are not presently vested and will vest in the event of change of control of the Company or when the Company achieves EBITDA (excluding non-recurring events at the discretion of the Company’s Board of Directors) in aggregate of $10,000,000 in any four consecutive calendar quarters, starting with the quarter beginning January 1, 2007. In the event the Company divests a business unit, EBITDA for any such period of four quarters which includes the date of the divestiture shall be the greater of (i) actual EBITDA for the relevant four quarters, and (ii) the net sum of the actual EBITDA for the relevant four quarters, minus (a) EBITDA attributable to the divested portion of the business, plus (b) an amount equal to 20% of the purchase price paid to Langer in the divestiture.

On September 4, 2007, the Company entered into a restricted stock award agreement with a non-Board executive of the Company for 75,000 shares under the Company’s 2007 Stock Incentive Plan. Under the terms of the restricted stock award agreement, the shares are not presently vested and will vest when a) the Company achieves EBITDA (excluding non-recurring events at the discretion of the Company’s Board of Directors) in aggregate of $25,000,000 in any four consecutive calendar quarters, starting with the quarter beginning October 1, 2007, and b) the fair market value of the Company’s stock is not less than $15.00 for five trading days in any period of ten consecutive trading days.

As of September 30, 2007, the Company has not recognized compensation expense related to the restricted stock awards, nor are the awards considered outstanding in the computation of basic earnings per share.

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

On February 22, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter of fiscal 2009, is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Company is evaluating whether to adopt this statement.

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

The initial consideration for the acquisition of the assets of Regal (before post-closing adjustments) was approximately $1,640,000, which was paid through the issuance of 379,167 shares of the Company’s common stock valued under the asset purchase agreement at a price of $4.329. In addition, transaction costs in the amount of $69,721 were incurred, which increased the purchase price to $1,709,721. The purchase price was subject to a post-closing downward adjustment to the extent that the working capital as reflected on Regal’s January 8, 2007 (closing date) balance sheet was less than $675,000. On March 12, 2007, the Company and Regal agreed to a post-closing downward adjustment, pursuant to terms of the asset purchase agreement, reducing the price from $1,709,721 to $1,441,670, which was effected by the cancellation of 45,684 shares, which were valued for purposes of the adjustment at $4.114, which was the average closing price of the Company’s common stock on The NASDAQ Global Market (“NASDAQ”) for the 5 trading days ended December 19, 2006. In the three months ended September 30, 2007, the Company reclassified certain assets of $418,253, which represents amounts to be paid to the Company by the selling shareholders resulting from receivables acquired but not collected pursuant to the terms of the asset purchase agreement, and is now the subject of a claim by the Company against the selling shareholders pursuant to the asset purchase agreement. The return of the purchase price consideration may be settled in the form of cash or the return of shares. The Company entered into a three-year employment agreement with a former employee of the seller and a non-competition agreement with the seller and seller’s members.

The following table sets forth the components of the purchase price:

Total stock consideration	$1,371,949
Transaction costs	69,721
Total purchase price	$1,441,670

The following table provides the preliminary allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at January 8, 2007:

Assets:
Accounts receivable	$387,409
Amounts receivable from seller	418,253
Property and equipment	25,030
Goodwill	959,268
1,789,960
Liabilities:
Accounts payable	275,206
Accrued liabilities	73,084
348,290
Total purchase price	$1,441,670

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

The purchase price paid for Twincraft at the time of closing was approximately $26,650,000, of which $1,500,000 was held in two separate escrows to partially secure payment of any indemnification claims, and payment for any purchase price adjustments and/or working capital adjustments based on the final post-closing audit. On May 30, 2007, the escrow of $500,000 was released to the sellers of Twincraft. The remaining escrow of $1,000,000 will not be released until 18 months after the closing, net of any claims which the Company has against the escrow. This portion of the escrow is considered to be contingent consideration and not part of the purchase price and is classified as restricted cash on the Company’s consolidated balance sheet. The purchase price was paid 85% in cash and the balance through the issuance of the Company’s common stock to the sellers of Twincraft, which was valued based on the closing price of the Company’s common stock on the two days before, two days after, and on November 14, 2006, which was the date the Company and Twincraft’s stockholders entered into the purchase agreement. The purchase price is subject to adjustment based on Twincraft’s working capital target of $5,100,000 at closing, and operating performance for the year ended December 31, 2006. On May 15, 2007, the working capital adjustment, which was agreed to by the Company and the sellers of Twincraft, in effect increased the purchase price of the Twincraft acquisition by approximately $1,276,000 payable in cash. In addition, on May 15, 2007, the operating performance adjustments, which were agreed to by the Company and the sellers of Twincraft, increased the purchase price of Twincraft by approximately $1,867,000, and the adjustments were made by the issuance of 68,981 shares of the Company’s common stock (representing 15% of the adjustment to the purchase consideration) and the balance of approximately $1,564,000 was paid in cash. The cash adjustment for working capital and operating performance totaling approximately $2,840,000 was paid to the sellers in the three months ended June 30, 2007. During the three months ended June 30, 2007, approximately $193,000 of additional transaction costs relating to the Twincraft acquisition was incurred, resulting in an increase to the cost of the Twincraft acquisition, and is reflected in goodwill.

Effective January 23, 2007, Twincraft entered into three-year employment agreements with Peter A. Asch, who will serve as President of Twincraft, and A. Lawrence Litke, who will serve as Chief Operating Officer of Twincraft. The Company also entered into a consulting agreement with Fifth Element, LLC, a consulting firm controlled by Joseph Candido, who will serve as Vice President of Sales and Marketing for Twincraft. The employment agreements of Mr. Asch and Mr. Litke, and the consulting agreement of Fifth Element, LLC, contain non-competition and non-solicitation provisions covering the terms of their agreements and for any extended severance periods and for one year after termination of the agreements or the extended severance periods, if any. Messrs. Asch, Litke and Candido were stockholders of Twincraft immediately before the sale of Twincraft to the Company.

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

In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill. The intangible assets are deemed to have definite lives and will be amortized over an appropriate period that matches the economic benefit of the intangible assets. The trade names will be amortized over a 23 year period and the repeat customer base over a 19 year period. The value allocated to goodwill and identifiable intangible assets in the purchase of Twincraft are not deductible for income tax purposes.

(c) Unaudited Pro Forma Results

Below are the unaudited pro forma results of operations for the three and nine months ended September 30, 2007 and 2006, as if the Company had acquired Regal and Twincraft on January 1, 2006. Such pro forma results are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the three and nine months ended September 30, 2007 and 2006 were:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$17,409,121	$16,731,895	$51,876,510	$49,510,092
Net (loss) income	(837,036)	300,208	(2,367,769)	(833,674)
(Loss) income per share - basic and diluted	(.07)	.03	(.21)	(.07)

NOTE 3 — IDENTIFIABLE INTANGIBLE ASSETS

 Identifiable intangible assets at September 30, 2007 consisted of:

Assets	Estimated Useful Life	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Non-competition agreements—Benefoot/Bi-Op	4 Years	$572,000	$410,960	$161,040
License agreements and related technology—Benefoot	5 to 8 Years	1,156,000	735,097	420,903
Repeat customer base—Bi-Op	7 Years	500,000	185,186	314,814
Trade names—Silipos	Indefinite	2,688,000	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	720,000	960,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	430,738	933,262
Repeat customer base—Twincraft	19 Years	7,214,500	359,331	6,855,169
Trade names—Twincraft	23 Years	2,629,300	76,212	2,553,088
		$17,803,800	$2,917,524	$14,886,276
Identifiable intangible assets at December 31, 2006 consisted of:

Assets	Estimated Useful Life	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Non-competition agreements—Benefoot/Bi-Op	4 Years	$572,000	$350,570	$221,430
License agreements and related technology—Benefoot	5 to 8 Years	1,156,000	647,824	508,176
Repeat customer base— Bi-Op	7 Years	500,000	137,963	362,037
Trade names—Silipos	Indefinite	2,688,000	—	2,688,000
Repeat customer base—Silipos	7 Years	1,680,000	540,000	1,140,000
License agreements and related technology—Silipos	9.5 Years	1,364,000	323,053	1,040,947
		$7,960,000	$1,999,410	$5,960,590

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended September 30, 2007 and 2006 was $324,186 and $160,857, respectively, and for the nine month periods then ended, was $918,114 and $482,568, respectively. As of September 30, 2007, the estimated future amortization expense is $322,800 for 2007, $1,347,717 for 2008, $1,342,221 for 2009, $1,269,761 for 2010, $1,182,381 for 2011, and $6,733,396 thereafter.

NOTE 4 — GOODWILL

 Changes in goodwill for the nine months ended September 30, 2007 are as follows:

	Medical Products	Personal Care Products	Total
Balance, December 31, 2006	$11,293,494	$2,825,719	$14,119,213
Allocated goodwill related to the Regal Medical Supply, LLC acquisition (See Note 2(a))	1,026,800	—	1,026,800
Allocated goodwill related to the Twincraft acquisition (See Note 2(b))	—	6,829,530	6,829,530
Balance, March 31, 2007	12,320,294	9,655,249	21,975,543
Additional transaction costs related to Twincraft (See Note 2(b))	—	192,895	192,895
Balance, June 30, 2007	12,320,294	9,848,144	22,168,438
Net adjustment to goodwill related to Regal Medical Supply, LLC, due to revised fair value of inventory and receivables	(67,532)	—	(67,532)
Balance, September 30, 2007	$12,252,762	$9,848,144	$22,100,906

NOTE 5 — INVENTORIES, NET

Inventories, net, consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials	$4,868,552	$2,318,201
Work-in-process	535,578	173,822
Finished goods	3,287,657	1,668,241
	8,691,787	4,160,264
Less: Allowance for excess and obsolescence	837,862	885,151
	$7,853,925	$3,275,113

NOTE 6 — CREDIT FACILITY

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A. expiring on September 30, 2011. The Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $20 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $5 million for term loans, and a sub-limit of $7.5 million on loans against inventory. The Credit Facility is collateralized by a first priority interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company, and each of the Company’s domestic subsidiaries (Silipos, Twincraft and Regal) and any other company or person that hereafter becomes a borrower or owner of any property in which the lender has a security interest under the Credit Facility.

If the Company’s availability under the Credit Facility drops below $3 million or borrowings under the facility exceed $10 million, the Company is required under the Credit Facility to deposit all cash received from customers into a blocked bank account that will be swept daily to directly pay down any loan outstanding under the Credit facility. The Company would not have any control over the blocked bank account.

The Company’s borrowings availabilities are limited to 85% of eligible accounts receivable and 60% of eligible inventory, and are subject to the satisfaction of certain conditions. Term loans shall be secured by equipment or real estate hereafter acquired. The Company is required to submit monthly unaudited financial statements to the lender beginning with the month ended September 30, 2007.

If excess availability is less than $3,000,000, the Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0. As of September 30, 2007, the Company had not made draws on the Credit Facility and has approximately $6.1 million available under the Credit Facility. Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At September 30, 2007, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $745,000, and other outstanding letters of credit of approximately $571,000.

The Company is required to pay monthly interest in arrears at the lender’s prime rate or, at the Company’s election, at 2 percentage points above an Adjusted Eurodollar Rate, as defined. To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of one-quarter of one percent on the unused portion of the loan commitment. The Company paid the lender a closing fee in the amount of $75,000 in August 2007. As of September 30, 2007, the Company has recorded deferred financing costs in connection with the Credit Facility of $394,556, of which $23,459 and $34,876 has been amortized during the three and nine months ended September 30, 2007, respectively, and the balance will be amortized over the life of the Credit Facility.

NOTE 7 — LONG-TERM DEBT, INCLUDING CURRENT INSTALLMENTS

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”). The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company has agreed to register the shares of the Company’s common stock acquirable upon conversion of the 5% Convertible Notes, which may include an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes (the “Underlying Shares”) on January 9, 2007, and expects to file Amendment No. 1 thereof in November 2007. The registration statement has not been declared effective.

The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007. For the three and nine months ended September 30, 2007, the Company recorded interest expense relating to the 5% Convertible Notes of approximately $361,000 and approximately $1,082,000, respectively.

At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to an adjustment for certain anti-dilution provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance, there was no beneficial conversion. On January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions (see Note 2, “Acquisitions”), the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes. On May 15, 2007 as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock by Regal Medical Supply, LLC, on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares. This resulted in a debt discount of $476,873, which is amortized over the term of the 5% Convertible Notes and is recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the three and nine months ended September 30, 2007 was approximately $22,000 and approximately $64,000, respectively. The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); and (iv) at any time after December 7, 2007, if the closing price of the common stock of the Company on the NASDAQ (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into common stock at the conversion price then applicable. The Company held a Special Meeting of Stockholders on April 19, 2007, at which the Company’s stockholders approved the issuance by the Company of the Underlying Shares.

 In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by holders of at least 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligation, in the amount of $2,700,000, excluding current installments, as of September 30, 2007, and the Company’s obligations under the Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions (see Note 6, “Credit Facility”).

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,060,000 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment on the 5% Convertible Notes. The amortization of these costs for the three and nine months ended September 30, 2007 was $66,779 and $196,513, respectively, and is recorded as interest expense in the consolidated statements of operations.

On October 31, 2001, the Company completed the sale in a private placement, of $14,589,000 principal amount of its 4% convertible subordinated notes due and paid in full, plus accrued interest, on August 31, 2006 (the “4% Convertible Notes”). The cost of raising these proceeds was $920,933, which was amortized through August 31, 2006. The amortization of these costs for the three and nine months ended September 30, 2006 was $31,963 and $127,853, respectively, and were included in interest expense in the consolidated statements of operations. Interest expense on the 4% Convertible Notes for the three and nine months ended September 30, 2006 was $96,260 and $385,040, respectively.

NOTE 8 — RESTRUCTURING

On May 3, 2007, the Company announced its plan to close its Anaheim manufacturing facility in order to better leverage the Company’s resources by reducing costs, obtaining operational efficiencies and to further align the Company’s business with market conditions, future revenue expectations and planned future product directions. The plan included the elimination of 27 positions, which represented approximately 4.5% of the Company’s workforce. During the three months ended June 30, 2007, the Company recognized expenses of $200,485, consisting of employee termination benefits and related costs of $128,572, loss on the abandonment of fixed assets of $28,193, expenses relating to the exiting of our Anaheim leased facility, which would have expired in December 2007, of $34,560, and other exit costs of $9,160. These plans are expected to be completed by the end of 2007.

NOTE 9 — SEGMENT INFORMATION

The Company operates in two segments, medical products and personal care. Prior to January 1, 2007, the medical products segment was called the orthopedic segment and the personal care segment was called the skincare segment. As discussed in Note 2, “Acquisitions,” the Company consummated two acquisitions in January 2007. The operations from the Twincraft acquisition are included in the personal care segment, and the operations from the Regal acquisition are included in the medical products segment. The medical products segment includes the orthopedic products of Silipos. Intersegment net sales are recorded at cost.

Segment information for the three and nine months ended September 30, 2007 and 2006 is summarized as follows:

Three months ended September 30, 2007	Medical Products	Personal Care	Total
Net sales	$8,200,561	$9,208,560	$17,409,121
Gross profit	3,813,874	2,644,266	6,458,140
Operating (loss) income	(543,636)	338,224	(205,412)

Total assets as of September 30, 2007	27,116,263	49,690,173	76,806,436

Three months ended September 30, 2006	Medical Products	Personal Care	Total
Net sales	$8,086,567	$978,749	$9,065,316
Gross profit	3,151,323	547,718	3,699,041
Operating (loss) income	(624,852)	113,151	(511,701)

Total assets as of September 30, 2006	33,321,798	8,873,210	42,195,008

Nine months ended September 30, 2007	Medical Products	Personal Care	Total
Net sales	$24,702,681	$25,238,640	$49,941,321
Gross profit	10,641,604	7,371,933	18,013,537
Operating (loss) income	(2,140,415)	1,294,900	(845,515)

Total assets as of September 30, 2007	27,116,263	49,690,173	76,806,436

Nine months ended September 30, 2006	Medical Products	Personal Care	Total
Net sales	$24,370,885	$2,232,996	$26,603,881
Gross profit	9,258,521	1,222,689	10,481,210
Operating (loss) income	(2,384,054)	171,013	(2,213,041)

Total assets as of September 30, 2006	33,321,798	8,873,210	42,195,008

NOTE 10 — COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(837,036)	$(553,229)	$(2,471,586)	$(2,460,908)
Other comprehensive income (loss):
Change in equity resulting from translation of financial statements into U.S. dollars	131,917	64,790	331,155	204,353
Comprehensive loss	$(705,119)	$(488,439)	$(2,140,431)	$(2,256,555)

NOTE 11 — INCOME (LOSS) PER SHARE

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the three months ended September 30, 2007 and 2006 exclude approximately 1,963,000 and 1,816,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The diluted income (loss) per share computations for the nine months ended September 30, 2007 and 2006 exclude approximately 1,963,000 and 1,816,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes and the 4% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for each of the three and nine month periods ended September 30, 2007 and 2006, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

5% Convertible Subordinated Notes.   On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 in a private placement. The number of shares of common stock issuable on conversion of the notes, as of September 30, 2007, is 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances. A trust controlled by Mr. Warren B. Kanders, the Company’s Chairman of the Board of Directors and largest beneficial stockholder, owns $2,000,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.

New Employment Agreements. In January 2007, the Company entered into three three-year employment agreements as part of the acquisitions of Regal and Twincraft. The employment agreements were issued to John Shero, the former President of Regal, who will now serve as Vice President of Sales of the medical products group, Peter A. Asch, who serves as President of Twincraft and the personal care division of the Company, and as a member of the Board of Directors, Lawrence Litke, who serves as Chief Operating Officer of Twincraft. The Company also has a two-year employment agreement with Richard Asch, who serves in a sales managerial capacity at Twincraft. In addition, the Company entered into a consulting agreement with Fifth Element, LLC, a consulting firm controlled by Joseph Candido, who will serve as Vice President of Sales and Marketing for Twincraft. The employment and consulting agreements contain non-competition and non-solicitation provisions covering the terms of the agreements and for any extended severance periods and for one year after termination of the agreements or the extended severance periods, if any.

In July 2007, the Company entered into a three-year employment agreement with Kathleen P. Bloch who was elected to become the Company’s Vice President and Chief Financial Officer on September 4, 2007. The Company may terminate this agreement at any time with or without cause, and the employee may terminate the agreement with two weeks’ notice.

Effective October 1, 2007, the Company entered into a new employment agreement with W. Gray Hudkins, which replaced his employment agreement with the Company that expired on September 30, 2007. The term of the agreement is for three years, with a one-year renewal option. Mr. Hudkins has a right to six months’ severance if his employment is terminated by the Company without cause, or if the Company declines to renew the agreement for the one-year renewal term.

    Mr. Hudkins’ and Ms. Bloch’s agreements contain non-competition and non-solicitation provisions. Per the terms of their agreements, both Mr. Hudkins and Ms. Bloch are eligible to participate at the discretion of the Compensation Committee and the Board of Directors in the Company’s stock incentive plans.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)” (“SFAS No.158”), which requires an entity to: (a) recognize in its statement of financial position an asset for defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements were effective in the Company’s 2006 fiscal year.

	Pension Benefits
Three months ended September 30:	2007	2006
Interest cost	$969	$9,325
Expected return on plan assets	(1,504)	(13,273)
Amortization of transition obligations	22,236	1,947
Recognized actuarial loss	—	4,932
Provision for pension	25,588	—
Net periodic benefit cost	$47,289	$2,931

	Pension Benefits
Nine months ended September 30:	2007	2006
Interest cost	$3,381	$28,002
Expected return on plan assets	(5,225)	(39,774)
Amortization of transition obligations	66,710	5,843
Recognized actuarial loss	—	14,796
Provision for pension	76,761	—
Net periodic benefit cost	$141,627	$8,867

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it does not expect to contribute to its pension plan in 2007. In addition, the company is in the process of terminating its pension plan by December 31, 2007. For the nine months ended September 30, 2007, no contributions have been made.

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

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.) The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed and also claims that Silipos improperly and without authorization transferred Dr. Zook’s know-how to the former owner of Silipos. The demand for arbitration seeks an award of $400,000 and reserves the right to seek a higher award after completion of discovery. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. The matter is in the discovery stage.

On or about February 13, 2006, Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006, alleged that he was terminated by Silipos without cause and, therefore, was entitled, pursuant to his employment agreement, to a severance payment of two years’ base salary. On or about February 23, 2006, Silipos commenced an action in New York State Supreme Court, New York County, against Mr. Bickel seeking, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, that Mr. Bickel resigned from his position or, alternatively, that his termination by Silipos was for “cause” as defined in the employment agreement. Silipos also sought compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaint and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. On August 8, 2006, the Court determined that the restrictive covenant was enforceable against Mr. Bickel for the duration of its term (which expired on January 11, 2007) to the extent of prohibiting Mr. Bickel from soliciting certain key customers of the Company with whom he had worked during his employment with the Company. The Company has withdrawn, without prejudice, its claims for compensatory and punitive damages due to harm to its business as a result of Mr. Bickel’s actions. In response to motions for summary judgment by Mr. Bickel and by Silipos, the court issued an opinion and order, dated October 12, 2007, dismissing all of Mr. Bickel's claims against Silipos, denying Mr. Bickel's motion to dismiss the claims of Silipos against him, and allowing Silipos to proceed with its claims for breach of fiduciary duty and disloyalty against Mr. Bickel.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, manufacture and distribute high-quality medical products and services targeting the long-term care, orthopedic, orthotic and prosthetic markets. Through our wholly-owned subsidiaries Twincraft, Inc. (“Twincraft”), and Silipos, Inc. (“Silipos”), we also offer a diverse line of personal care products for the private label retail, medical, and therapeutic markets. We sell our medical products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, and international distributors, directly to healthcare professionals, and directly to patients in instances where we also are providing product fitting services. We sell our personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets. We acquired Twincraft, a leading designer and manufacturer of bar soap, and certain assets (the “Regal Assets” or “Regal”) of Regal Medical Supply, LLC, a provider of contracture management products and services to patients in long-term care and other rehabilitation settings, in January 2007.

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

Since May 2002, we have consummated the following acquisitions:

•
Twincraft. On January 23, 2007, we acquired Twincraft, our largest acquisition to date, a designer and manufacturer of bar soap focused on the health and beauty, direct marketing, amenities and mass market channels. We acquired Twincraft to expand into additional product categories in the personal care market, to increase our customer exposure for our current line of Silipos gel-based skincare products, and to take advantage of potential commonalities in research and development advances between Twincraft’s and our product groups. The aggregate consideration paid by us in connection with this acquisition was approximately $30.6 million, including transaction costs, paid in cash ($25,938,353) and common stock ($4,701,043, valued at $4.40 per share) of the Company. The sellers of Twincraft can earn additional deferred compensation in the years 2007 and 2008 based upon achievement of specific EBITDA targets per the terms of the Twincraft purchase agreement.

•
Regal. On January 8, 2007, we acquired the Regal Assets of Regal Medical Supply, LLC, a provider of contracture management products and services to patients in long-term care and other rehabilitation settings. We acquired Regal as part of an effort to gain access to the long-term care market, to gain a captive distribution channel for certain custom products we manufacture into markets we previously had been unable to penetrate, to obtain higher average selling prices for these products, and to establish a national network of service professionals to enhance our customer relationships in our core markets and new markets. The initial consideration for the acquisition of the assets of Regal was approximately $1.7 million, which has since been reduced to approximately $1.4 million due to a shortfall in the amount of working capital delivered at closing and a future adjustment will be made related to receivables acquired but not collected.

•
Silipos. On September 30, 2004, we acquired Silipos, a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets. We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus. The aggregate consideration paid by us in connection with this acquisition was approximately $17.3 million, including transaction costs of approximately $2.0 million, paid in cash and notes.

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

We intend to begin a study of strategic alternatives available to us regarding our various operating companies, in order to insure that we are taking all steps possible to maximize shareholder value. We will continue to consider acquisitions in our target markets, if appropiate, and to examine the possibility of divestiture of certain assets. We expect the evaluation of alternatives to be substantially complete by June 30, 2008.

We sell our medical products directly to health care professionals and also to wholesale distributors. Custom orthotic products are primarily sold directly to health care professionals. Other products sold in our medical products business are sold both directly to health care professionals and to distributors. Products sold in our personal care business are sold primarily to wholesale distributors. Revenue from product sales is recognized at the time of shipment. Our most significant expense is cost of sales. Cost of sales consists of materials, direct labor and overhead, and related shipping costs. General and administrative expenses consist of fees paid to professionals, amortization of identifiable intangible assets with definite lives, executive, accounting, and administrative salaries and related expenses, insurance, pension expenses, bank service charges, and stockholder relations. Selling expenses consist of sales and marketing salaries, commissions and related expenses, advertising, promotions, conventions, and travel and entertainment.

 Of our total revenues derived for the nine months ended September 30, 2007 and 2006, 88.7% and 81.2%, respectively, was generated in the United States, and 6.7% and 11.0%, respectively, was generated from the United Kingdom, and 4.6% and 7.8%, respectively, was generated from Canada. Of our total revenues derived for the three months ended September 30, 2007 and 2006, 89.2% and 81.7%, respectively, was generated in the United States, and 6.3% and 11.0%, respectively, was generated from the United Kingdom, and 4.5% and 7.3%, respectively, was generated from Canada.

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

The acquisition of Twincraft had a dramatic impact on the mix of our segment revenues. For the nine months ended September 30, 2007, our personal care segment represented 50.5% of our total revenue, compared to 8.4% of total revenue for the nine months ended September 30, 2006. Medical products, on the other hand, represented only 49.5% of our total revenue for the nine months ended September 30, 2007, compared to 91.6% of our total revenue for the nine months ended September 30, 2006. This trend continues in the three months ended September 30, 2007 with personal care representing 52.9% of our total revenue and medical products at 47.1% of total revenue.

On a pro forma basis, after giving effect to our acquisitions of Twincraft and Regal as of January 1, 2006, 47.7% and 53.1% of our revenues for the nine months ended September 30, 2007 and 2006, respectively, would have been derived from our medical products segment, and 52.3% and 46.9% of our revenue for the nine months ended September 30, 2007 and 2006, respectively, would have been derived from our personal care segment.

On a pro forma basis, after giving effect to our acquisitions of Twincraft and Regal as of January 1, 2006, 47.1% and 52.7% of our revenues for the three months ended September 30, 2007 and 2006, respectively, would have been derived from our medical products segment, and 52.9% and 47.3% of our revenue for the three months ended September 30, 2007 and 2006, respectively, would have been derived from our personal care segment.

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

Goodwill and Identifiable Intangible Assets.   Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (48.2% at September 30, 2007 and 29.2% at December 31, 2006) of our total assets. Goodwill and identifiable intangible assets, net, at September 30, 2007 and December 31, 2006 were approximately $36,987,000 and approximately $20,080,000, respectively.

The purchase price allocated to the identifiable intangible assets of trade names and customer relationships as pertaining to the acquisition of Twincraft were based on a variation of the income approach to determine the fair value of these assets. The income approach was used due to the ability of these assets to generate current and future income. The customer relationships’ fair market value was estimated by using the excess earnings method, by which the Company estimated the annual attrition rate of the Company’s customer relationships. The Company utilized the royalty savings method to estimate the fair value of Twincraft’s trade names. In subsequent reporting periods, the Company will test goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” to determine whether it has been impaired, and will test identifiable intangible assets with definite lives pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Nine months ended September 30, 2007 and 2006

Net loss for the nine months ended September 30, 2007 was approximately $(2,472,000), or $(.22) per share on a fully diluted basis, compared to a net loss of approximately $(2,461,000), or $(.25) per share on a fully diluted basis for the nine months ended September 30, 2006. The significant factors impacting our operating results are discussed below.

 Net sales for the nine months ended September 30, 2007 were approximately $49,941,000, compared to approximately $26,604,000 for the nine months ended September 30, 2006, an increase of approximately $23,337,000, or 87.7%. The principal reasons for the increase were the net sales of approximately $20,691,000 and approximately $2,741,000 generated by Twincraft and Regal, respectively.

Net sales of medical products were approximately $24,702,000 in the nine months ended September 30, 2007, compared to approximately $24,371,000 in the nine months ended September 30, 2006, an increase of approximately $331,000 or 1.4%. Of this increase, Regal generated approximately $2,741,000. The remaining decrease of approximately $2,410,000 was due to the net sales decrease of approximately $1,356,000, or 16.4%, from the medical products segment of Silipos, and an additional decrease in net sales in our medical products business, excluding Silipos, of approximately $1,054,000, or 6.5%.

Within the medical products segment, net sales of custom orthotics for the nine months ended September 30, 2007 were approximately $11,909,000, compared to approximately $12,410,000 for the nine months ended September 30, 2006, a decrease of approximately $501,000, or 4.0%.

 Also within the medical products segment, net sales of distributed products for the nine months ended September 30, 2007 were approximately $3,147,000, compared to approximately $3,700,000 for the nine months ended September 30, 2006, a decrease of approximately $553,000, or 14.9%. This decrease was attributable to the decrease in the net sales of our therapeutic footwear program of approximately $484,000, and in the net sales of other distributed products of approximately $164,000, which was partially offset by an increase in net sales of PPT®, a proprietary product, of approximately $95,000 in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

Net sales of Silipos branded medical products were approximately $6,905,000 in the nine months ended September 30, 2007, compared to approximately $8,261,000 in the nine months ended September 30, 2006, a decrease of approximately $1,356,000, or 16.4%, due to increasing competition from other suppliers of these products.

We generated net sales of approximately $25,239,000 in our personal care segment in the nine months ended September 30, 2007, compared to approximately $2,233,000 in the nine months ended September 30, 2006, an increase of approximately $23,006,000. Of this increase, Twincraft generated approximately $20,691,000. The remaining increase of approximately $2,315,000 was due to increases in the net sales generated by the personal care segment of Silipos. Net sales in Silipos’ personal care segment represented 39.7% of Silipos’ net sales for the nine months ended September 30, 2007, compared to 21.3% for the nine months ended September 30, 2006. The increase in Silipos’ net sales in the personal care segment is due to higher volumes with our current customer base, and an increase in new retail customers.

Cost of sales, on a consolidated basis, increased approximately $15,805,000, or 98.0%, to approximately $31,928,000 for the nine months ended September 30, 2007, compared to approximately $16,123,000 for the nine months ended September 30, 2006. This increase was primarily attributable to the acquisitions of Twincraft and Regal, which had cost of sales of approximately $15,492,000 and approximately $743,000, respectively, in the nine months ended September 30, 2007, offset by a decrease in cost of sales in our historic business (including Silipos) of approximately $430,000, which was attributable to a decrease in sales.

Cost of sales in the medical products segment were approximately $14,061,000, or 56.9% of medical products net sales in the nine months ended September 30, 2007, compared to approximately $15,113,000, or 62.0% of medical products net sales in the nine months ended September 30, 2006. This 5.1% decrease in cost of sales, as a percentage of net sales, is due to improved overhead absorption.

Cost of sales for custom orthotics was approximately $8,485,000, or 71.2% of net sales of custom orthotics for the nine months ended September 30, 2007, compared to approximately $9,490,000, or 76.5% of net sales of custom orthotics for the nine months ended September 30, 2006. Reductions in the cost of sales are primarily due to the closure of our Anaheim production facility in June 2007, which reduced our overhead associated with the production of custom orthotics. Cost of sales of historic distributed products were approximately $2,098,000, or 66.7% of net sales of distributed products in the medical products business for the nine months ended September 30, 2007, compared to approximately $2,372,000, or 64.1% of net sales of distributed products in the medical products business for the nine months ended September 30, 2006.

Cost of sales for Silipos’ branded medical products were approximately $2,735,000, or 39.6% of net sales of Silipos’ branded medical products of approximately $6,905,000 in the nine months ended September 30, 2007, compared to approximately $3,251,000, or 39.4% of net sales of Silipos’ branded medical products of approximately $8,261,000 in the nine months ended September 30, 2006.

Cost of sales for the personal care products were approximately $17,867,000, or 70.8% of net sales of personal care products of approximately $25,239,000 in the nine months ended September 30, 2007, compared to approximately $1,010,000, or 45.2% of net sales of personal care products of approximately $2,233,000 in the nine months ended September 30, 2006. Excluding Twincraft’s cost of sales of approximately $15,492,000, Silipos’ cost of sales increase of approximately $1,365,000 for its personal care products was attributable to its increase in net sales of personal care products of approximately $2,315,000, in addition to increases in certain material costs.

Consolidated gross profit increased approximately $7,532,000, or 71.9%, to approximately $18,013,000 for the nine months ended September 30, 2007, compared to approximately $10,481,000 for the nine months ended September 30, 2006. Consolidated gross profit as a percentage of net sales for the nine months ended September 30, 2007 was 36.1%, compared to 39.4% for the nine months ended September 30, 2006. The blended gross profit percentage decreased for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due to a lower average gross profit margin in our new Twincraft business. The principal reason for the nominal increase in gross profit was the gross profit contributions of Twincraft and Regal of approximately $5,199,000 and $1,998,000, respectively. Twincraft’s and Regal’s gross profit as a percentage of their respective net sales for the nine months ended September 30, 2007 was 25.1% and 72.9%, respectively. This increase in consolidated gross profit also included an increase in gross profit of approximately $335,000 in our historic business, of which Silipos’ gross profit increase was approximately $110,000. Silipos’ blended gross profit (including both medical products and personal care products) as a percentage of its net sales for the nine months ended September 30, 2007 was 55.4%, compared to 59.4% for the nine months ended September 30, 2006.

Gross profit for the medical products segment was approximately $10,641,000, or 43.1% of net sales of the medical products segment in the nine months ended September 30, 2007, compared to approximately $9,258,000, or 38.0% of net sales of the medical products segment in the nine months ended September 30, 2006.

Gross profit for custom orthotics was approximately $3,424,000, or 28.8% of net sales of custom orthotics for the nine months ended September 30, 2007, compared to approximately $2,920,000, or 23.5% of net sales of custom orthotics for the nine months ended September 30, 2006. This improvement in gross profit was primarily due to the closure of our Anaheim production facility and the resulting consolidation of manufacturing activities, which reduced our overhead costs. Gross profit for our historic distributed products was approximately $1,049,000, or 33.3% of net sales of distributed products in the medical products business for the nine months ended September 30, 2007, compared to approximately $1,328,000, or 35.9% of net sales of distributed products in the medical products business for the nine months ended September 30, 2006. The decrease in gross profit in distributed products from our historical business was primarily attributable to a decrease in net sales of our therapeutic footwear distributed products.

Gross profit generated by Silipos’ branded medical product sales was approximately $4,170,000, or 60.4% of net sales of Silipos’ branded medical products for the nine months ended September 30, 2007, compared to approximately $5,010,000, or 60.6% of net sales of Silipos’ branded medical products for the nine months ended September 30, 2006.

Gross profit generated by our personal care segment was approximately $7,372,000, or 29.2% of net sales in the personal care segment for the nine months ended September 30, 2007, compared to approximately $1,223,000, or 54.8% of net sales in the personal care segment for the nine months ended September 30, 2006. This increase in gross profit is primarily the result of the additional gross profit contribution of approximately $5,199,000 of Twincraft. The principal reason for the decrease in gross profit percentage is due to a lower average gross profit margin in our new Twincraft business of 25.1%. The gross profit generated by Silipos’ personal care segment was approximately $2,173,000, or 47.8% of Silipos’ net sales in the personal care segment for the nine months ended September 30, 2007, compared to approximately $1,223,000, or 54.8% of Silipos’ net sales in the personal care segment for the nine months ended September 30, 2006.

General and administrative expenses for the nine months ended September 30, 2007 were approximately $10,823,000, or 21.7% of net sales, compared to approximately $7,188,000, or 27.0% of net sales for the nine months ended September 30, 2006, representing an increase of approximately $3,635,000. Twincraft generated approximately $1,740,000 of general and administrative expenses in the nine months ended September 30, 2007. The remaining increase of $1,895,000 was attributable to an increase in professional fees of approximately $1,286,000, which includes fees paid to a financial service consulting firm of approximately $834,000 and consulting fees paid for Sarbanes-Oxley compliance of approximately $79,000, an increase in depreciation expense and amortization of identifiable intangible assets of approximately $533,000, an increase in pension provision of approximately $89,000 related to the retirement of our pension plan, lease abandonment costs of approximately $72,000 related to the closing of our Anaheim, California facility, one-time recruitment fees for the new Chief Financial Officer of $70,000, an increase in stock-based compensation expense of approximately $56,000, an increase in directors fees of $54,000, which were offset by a decease in information technology related consulting fees of approximately $123,000, a decrease in stockholder relation fees of approximately $66,000, and a decrease in other net general and administrative expenses of approximately $76,000.

Selling expenses increased approximately $2,316,000, or 45.5%, to approximately $7,405,000 for the nine months ended September 30, 2007, compared to approximately $5,089,000 for the nine months ended September 30, 2006. Selling expenses as a percentage of net sales were 14.8% in the nine months ended September 30, 2007, compared to 19.1% in the nine months ended September 30, 2006. Twincraft and Regal generated approximately $2,272,000 and $1,917,000, respectively, of selling expenses in the nine months ended September 30, 2007. The remaining decrease of $1,873,000 is primarily attributable to the consolidation of personnel and related selling expenses in our medical products business that are now combined within Regal, and our continuing efforts to reduce selling expenses as sales decline in our medical products business.

Research and development expenses increased from approximately $417,000 in the nine months ended September 30, 2006, to approximately $630,000 in the nine months ended September 30, 2007, an increase of approximately $213,000, or 51.1%, which was attributable to the inclusion of Twincraft’s research and development expenses of approximately $283,000, which was offset by a decrease of approximately $70,000 of Silipos’ research and development expenses.

Interest expense was approximately $1,633,000 for the nine months ended September 30, 2007, compared to approximately $800,000 for the nine months ended September 30, 2006, an increase of approximately $833,000. The principal reason for the increase was that the nine months ended September 30, 2007 included interest expense of approximately $1,146,000 associated with the $28,880,000 principal amount of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”), compared to interest expense of approximately $385,000 associated with the $14,589,000 principal amount of 4% convertible subordinated notes, which were paid August 31, 2006 (the “4% Convertible Notes”).

Interest income was approximately $231,000 in the nine months ended September 30, 2007, compared to approximately $522,000 in the nine months ended September 30, 2006. In the nine months ended September 30, 2006, the Company generated interest income related to the investment of approximately $14,500,000 until these proceeds were used on August 31, 2006 to repay the 4% Convertible Notes.

The provision for income taxes was approximately $210,000 in the nine months ended September 30, 2007, compared to a (benefit from) income taxes of approximately $(6,000) in the nine months ended September 30, 2006. The current year’s expense is attributable to an increase in deferred taxes related to certain intangible assets and a provision for state taxes related to the operations of Twincraft.

Three months ended September 30, 2007 and 2006

Net loss for the three months ended September 30, 2007 was approximately $(837,000), or $(.07) per share on a fully diluted basis, compared to a net loss of approximately $(553,000), or $(.06) per share on a fully diluted basis for the three months ended September 30, 2006. The significant factors impacting our operating results are discussed below.

Net sales for the three months ended September 30, 2007 were approximately $17,409,000, compared to approximately $9,065,000 for the three months ended September 30, 2006, an increase of approximately $8,344,000, or 92.0%. The principal reasons for the increase were the net sales of approximately $7,010,000 and approximately $1,076,000 generated by the acquisitions in January 2007 of Twincraft and Regal, respectively.

Net sales of medical products were approximately $8,200,000 in the three months ended September 30, 2007, compared to approximately $8,086,000 in the three months ended September 30, 2006, an increase of approximately $114,000, or 1.4%. Regal contributed approximately $1,076,000 of net sales. The balance represented decreases of approximately $360,000, or 13.5%, due to the net sales decrease from the medical products segment of Silipos, and an additional decrease of approximately $602,000, or 11.1%, due to the net sales decrease in our medical products business, excluding Silipos.

Within the medical products segment, net sales of custom orthotics for the three months ended September 30, 2007 were approximately $3,877,000, compared to approximately $4,153,000 for the three months ended September 30, 2006, a decrease of approximately $276,000, or 6.6%.

Also within the medical products segment, net sales of distributed products for the three months ended September 30, 2007 were approximately $941,000, compared to approximately $1,267,000 for the three months ended September 30, 2006, a decrease of approximately $326,000, or 25.7%. This decrease was attributable to a decrease in the sales of our therapeutic footwear program of approximately $205,000, and in the net sales of other distributed products of approximately $37,000, and in the net sales of PPT®, a proprietary product, of approximately $84,000 in the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

Net sales of Silipos branded medical products were approximately $2,306,000 in the three months ended September 30, 2007, compared to approximately $2,666,000 in the three months ended September 30, 2006, a decrease of approximately $360,000, or 13.5%, due to increasing competition from other suppliers of these products.

We generated net sales of approximately $9,209,000 in our personal care segment in the three months ended September 30, 2007, compared to approximately $979,000 in the three months ended September 30, 2006, an increase of approximately $8,230,000. Of this increase, Twincraft generated approximately $7,010,000. The remaining increase of approximately $1,220,000 was due to the net sales generated by the personal care segment of Silipos. Net sales in Silipos’ personal care segment represented 48.8% of Silipos’ net sales for the three months ended September 30, 2007, compared to 26.9% for the three months ended September 30, 2006. The increase in Silipos’ net sales in the personal care segment is due to higher volumes with our current customer base, and an increase in new retail customers.

Cost of sales, on a consolidated basis, increased approximately $5,585,000, or 104.1%, to approximately $10,951,000 for the three months ended September 30, 2007, compared to approximately $5,366,000 for the three months ended September 30, 2006. This increase was primarily attributable the acquisitions of Twincraft and Regal, which had cost of sales of approximately $5,397,000 and approximately $298,000, respectively, in the three months ended September 30, 2007, offset by a decrease in cost of sales in our historic business (including Silipos) of approximately $110,000, which is correlated to the decrease in sales.

Cost of sales in the medical products segment were approximately $4,386,000, or 53.5% of medical products net sales in the three months ended September 30, 2007, compared to approximately $4,935,000, or 61.0% of medical products net sales in the three months ended September 30, 2006.

Cost of sales for custom orthotics were approximately $2,628,000, or 67.8% of net sales of custom orthotics for the three months ended September 30, 2007, compared to approximately $3,122,000, or 75.2% of net sales of custom orthotics for the three months ended September 30, 2006. Reductions in the cost of sales are primarily due to the closure of our Anaheim production facility in June 2007, which reduced our overhead associated with the production of custom orthotics. Cost of sales of historic distributed products were approximately $601,000, or 63.9% of net sales of distributed products in the medical products business for the three months ended September 30, 2007, compared to approximately $840,000, or 66.3% of net sales of distributed products in the medical products business for the three months ended September 30, 2006.

Cost of sales for Silipos’ branded medical products were approximately $859,000, or 37.3% of net sales of Silipos’ branded medical products of approximately $2,306,000 in the three months ended September 30, 2007, compared to approximately $973,000, or 36.5% of net sales of Silipos’ branded medical products of approximately $2,666,000 in the three months ended September 30, 2006.

Cost of sales for the personal care products were approximately $6,565,000, or 71.3% of net sales of personal care products of approximately $9,209,000 in the three months ended September 30, 2007, compared to approximately $431,000, or 44.0% of net sales of personal care products of approximately $979,000 in the three months ended September 30, 2006. Excluding Twincraft’s cost of sales of approximately $5,397,000, Silipos’ cost of sales increase of approximately $737,000 for its personal care products was attributable to its increased net sales of personal care products of approximately $1,220,000.

Consolidated gross profit increased approximately $2,759,000, or 74.6%, to approximately $6,458,000 for the three months ended September 30, 2007, compared to approximately $3,699,000 in the three months ended September 30, 2006. Consolidated gross profit as a percentage of net sales for the three months ended September 30, 2007 was 37.1%, compared to 40.8% for the three months ended September 30, 2006. The blended gross profit percentage decreased for the three months ended September 30, 2007, compared to the three months ended September 30, 2006 due to a lower average gross profit margin in our new Twincraft business. The principal reason for the nominal increase in gross profit was the gross profit contributions of Twincraft and Regal of approximately $1,613,000 and $778,000, respectively. Twincraft’s and Regal’s gross profit as a percentage of its net sales for the three months ended September 30, 2007 was 23.0% and 72.3%, respectively. This increase in consolidated gross profit also included an increase in gross profit of approximately $368,000 in our historic business (including Silipos).

Gross profit for the medical products segment was approximately $3,814,000, or 46.5% of net sales of the medical products segment in the three months ended September 30, 2007, compared to approximately $3,151,000, or 39.0% of net sales of the medical products segment in the three months ended September 30, 2006.

Gross profit for custom orthotics was approximately $1,249,000, or 32.2% of net sales of custom orthotics for the three months ended September 30, 2007, compared to approximately $1,031,000, or 24.8% of net sales of custom orthotics for the three months ended September 30, 2006 as a result of improved overhead absorption due to the closure of our Anaheim production facility. Gross profit for our historic distributed products was approximately $340,000, or 36.1% of net sales of distributed products in the medical products business for the three months ended September 30, 2007, compared to approximately $427,000, or 33.7% of net sales of distributed products in the medical products business for the three months ended September 30, 2006. The decreases in gross profit in distributed products from our historical business was primarily attributable to a decrease in net sales of our therapeutic footwear distributed products.

Gross profit generated by Silipos’ branded medical product sales was approximately $1,447,000, or 62.7% of net sales of Silipos’ branded medical products for the three months ended September 30, 2007, compared to approximately $1,693,000, or 63.5% of net sales of Silipos’ branded medical products for the three months ended September 30, 2006.

Gross profit generated by our personal care segment was approximately $2,644,000, or 28.7% of net sales in the personal care segment for the three months ended September 30, 2007, compared to approximately $548,000, or 56.0% of net sales in the personal care segment for the three months ended September 30, 2006. The principal reason for the decrease in gross profit percentage is due to a lower average gross profit margin in our new Twincraft business of 23.0%. The gross profit generated by Silipos’ personal care segment was approximately $1,031,000, or 46.9% of Silipos’ net sales in the personal care segment for the three months ended September 30, 2007, compared to approximately $548,000, or 56.0% of Silipos’ net sales in the personal care segment for the three months ended September 30, 2006.

General and administrative expenses for the three months ended September 30, 2007 were approximately $3,848,000, or 22.1% of net sales, compared to approximately $2,493,000, or 27.5% of net sales for the three months ended September 30, 2006, representing an increase of approximately $1,355,000. Twincraft generated approximately $599,000 of general and administrative expenses in the three months ended September 30, 2007. The remaining increase of $756,000 was attributable to an increase in professional fees of approximately $769,000, of which approximately $354,000 related to fees paid to a financial service consulting firm and consulting fees paid for Sarbanes-Oxley compliance of approximately $79,000, which was offset by a decrease in other net general and administrative expenses of approximately $13,000.

Selling expenses increased approximately $1,025,000, or 65.4%, to approximately $2,592,000 for the three months ended September 30, 2007, compared to approximately $1,567,000 for the three months ended September 30, 2006. Selling expenses as a percentage of net sales were 14.9% in the three months ended September 30, 2007, compared to 17.3% in the three months ended September 30, 2006. Twincraft and Regal generated approximately $820,000 and $748,000, respectively, of selling expenses in the three months ended September 30, 2007. The principal reasons for the remaining decrease of $543,000 is primarily attributable to the consolidation of personnel and related selling expenses in our medical products business that are now combined with Regal, and our continuing efforts to reduce selling expenses as sales decline in our medical products business.

Research and development expenses increased from approximately $152,000 in the three months ended September 30, 2006, to approximately $223,000 in the three months ended September 30, 2007, an increase of approximately $71,000, or 46.7%, which was attributable to the inclusion of Twincraft’s research and development expenses of approximately $107,000, which was offset by a decrease of approximately $36,000 of Silipos’ research and development expenses.

Interest expense was approximately $557,000 for the three months ended September 30, 2007, compared to approximately $218,000 for the three months ended September 30, 2006, an increase of approximately $339,000. The principal reason for the increase was that the three months ended September 30, 2007 included interest expense of approximately $383,000 associated with the 5% Convertible Notes, compared to interest expense of approximately $96,000 associated with the 4% Convertible Notes.

Interest income was approximately $23,000 in the three months ended September 30, 2007, compared to approximately $152,000 in the three months ended September 30, 2006. In the three months ended September 30, 2006, the Company generated interest income related to the investment of approximately $14,500,000 until these proceeds were used on August 31, 2006 to repay the 4% Convertible Notes.

The provision for income taxes was approximately $102,000 in the three months ended September 30, 2007, compared to a (benefit from) income taxes of approximately $(21,000) in the three months ended September 30, 2006. The current year’s expense is attributable to an increase in deferred taxes related to certain intangible assets and a provision for state taxes related to the operations of Twincraft.

Liquidity and Capital Resources

Working capital as of September 30, 2007 was approximately $14,584,000, compared to approximately $33,312,000 as of December 31, 2006. At December 31, 2006, working capital included the proceeds from the issuance of the 5% Convertible Notes, which proceeds were used to purchase Twincraft on January 23, 2007. Excluding the cash from the 5% Convertible Notes, working capital increased by $10,152,000 from December 31, 2006 to September 30, 2007, due primarily to the acquisitions of Twincraft and Regal.

Cash balances at September 30, 2007 decreased by approximately $27,946,000, from cash balances at December 31, 2006, of which $25,901,387 represented cash used to acquire Twincraft. In addition, due principally to the 2007 acquisitions, accounts receivable increased approximately $6,208,000, inventory increased approximately $4,579,000, and prepaid and other current expenses increased approximately $997,000, which was partially offset by increases in accounts payable and other current liabilities of $3,605,000.

Net cash provided by operating activities was approximately $206,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, the most significant items providing cash from operations include depreciation and amortization expense of $2,889,102, due to the Twincraft acquisition, which included identifiable intangible assets of approximately $9,408,000, a decrease in other assets of $778,200, and an increase in accounts payable and other current liabilities of $561,626. The decline in other assets is due largely to the capitalization of professional fees in the first quarter of 2007 of approximately $957,000 incurred in connection with the acquisitions of Twincraft and Regal, which were classified as other assets at December 31, 2006. The net cash used in operating activities in the nine months ended September 30, 2006 resulted primarily from increases in accounts receivable and other assets, cash used in operations resulting from the net loss incurred, plus depreciation and amortization expense, amortization of debt acquisition costs, and stock-based compensation expense.

Net cash used in investing activities was approximately $27,972,000 and approximately $849,000 in the nine months ended September 30, 2007 and 2006, respectively. Net cash used in investing activities in the nine months ended September 30, 2007 reflects the net cash proceeds used for the purchase of the Twincraft acquisition of approximately $25,901,000, in addition to the increase in restricted cash held in escrow required for this acquisition totaling $1,000,000, and the purchases of property and equipment, net of disposals, of approximately $1,072,000, principally related to purchases of production equipment and the purchase of a new consolidation and financial reporting software system. Net cash used in investing activities in the nine months ended September 30, 2006 reflects the purchases of property and equipment of approximately $851,000, offset by the proceeds of the sales of certain property and equipment of approximately $2,000.

Net cash used in financing activities was approximately $249,000 and approximately $14,401,000 in the nine months ended September 30, 2007 and 2006, respectively. Net cash used in financing activities in the nine months ended September 30, 2007 includes $267,492 in banking and professional fees paid in connection with the establishment of our credit facility with Wachovia Bank. In the nine months ended September 30, 2006, net cash used for financing activities of $14,401,277 was primarily because of the repayment of $14,439,000 of 4% Convertible Notes due as of August 31, 2006.

Our principal cash needs are to provide working capital, and service our long-term debt and to fund growth.

We believe that, based on current levels of operations and anticipated growth, cash to be generated from operations, together with other available sources of liquidity, including borrowings available under our new Credit Facility, will be sufficient for the next twelve months to fund anticipated capital expenditures and make the required payments of interest on the 5% Convertible Notes. There can be no assurance, however, that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs. In addition, our growth strategy contemplates making further acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or public or private offerings of debt or equity securities. We cannot make any assurances that any such funds will be available to us on favorable terms, or at all. In the nine months ended September 30, 2007, we generated a net loss of approximately $(2,472,000), compared to a net loss of approximately $(2,461,000) for the nine months ended September 30, 2006.

On May 11, 2007, we entered into a $20 million secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, National Association, expiring on September 30, 2011, which bears interest at the lender’s prime rate or, at the Company’s election, at 2 percentage points above an Adjusted Eurodollar Rate, as defined. The obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in all the assets of the Company and its subsidiaries. The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million. As of September 30, 2007, the Company has not made draws on the Credit Facility and has approximately $6.1 million available under the Credit Facility. Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At September 30, 2007, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $745,000, and other outstanding letters of credit of approximately $571,000.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating, capital leases and debt repayment requirements as of September 30, 2007:

	Payment Due By Period (In thousands)
Contractual Obligations	Total	3 Mos. Ended Dec. 31, 2007	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$11,435	$494	$5,202	$2,409	$3,330
Capital Lease Obligations	5,253	105	1,329	948	2,871
Convertible Notes due December 7, 2011	28,880	—	—	28,880	—
Note Payable to Landlord	158	6	125	27	—
Interest on Long-term Debt	6,401	722	4,332	1,347	—
Interest on Note Payable to Landlord	22	2	19	1	—
Severance Obligations	10	10	—	—	—
Total	$52,159	$1,339	$11,007	$33,612	$6,201

 Such table excludes any obligation for leasehold improvements beyond the landlord’s contribution.

Long-Term Debt, Including Current Installments

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”). The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company has agreed to register the shares of the Company’s common stock acquirable upon conversion of the 5% Convertible Notes, which may include an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes (the “Underlying Shares”) on January 9, 2007, and expects to file Amendment No. 1 thereof in November 2007. The registration statement has not been declared effective.

The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007. For the three and nine months ended September 30, 2007, the Company recorded interest expense relating to the 5% Convertible Notes of approximately $361,000 and approximately $1,082,000, respectively.

At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to an adjustment for certain anti-dilution provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance, there was no beneficial conversion. On January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions (see Note 2, “Acquisitions”), the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes. On May 15, 2007 as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock by Regal Medical Supply, LLC, on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares. This resulted in a debt discount of $476,873, which is amortized over the term of the 5% Convertible Notes and is recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the three and nine months ended September 30, 2007 was approximately $22,000 and approximately $64,000, respectively. The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); and (iv) at any time after December 7, 2007, if the closing price of the common stock of the Company on the NASDAQ (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into common stock at the conversion price then applicable. The Company held a Special Meeting of Stockholders on April 19, 2007, at which the Company’s stockholders approved the issuance by the Company of the Underlying Shares.

 In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by holders of at least 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligation, in the amount of $2,700,000, excluding current installments, as of September 30, 2007, and the Company’s obligations under the Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions (see Note 6, “Credit Facility”).

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,060,000 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment on the 5% Convertible Notes. The amortization of these costs for the three and nine months ended September 30, 2007 was $66,779 and $196,513, respectively, and is recorded as interest expense in the consolidated statements of operations.

On October 31, 2001, the Company completed the sale in a private placement, of $14,589,000 principal amount of its 4% convertible subordinated notes due and paid in full, plus accrued interest, on August 31, 2006 (the “4% Convertible Notes”). The cost of raising these proceeds was $920,933, which was amortized through August 31, 2006. The amortization of these costs for the three and nine months ended September 30, 2006 was $31,963 and $127,853, respectively, and were included in interest expense in the consolidated statements of operations. Interest expense on the 4% Convertible Notes for the three and nine months ended September 30, 2006 was $96,260 and $385,040, respectively.

Recently Issued Accounting Pronouncements

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Controls

In July 2007, the Company began the implementation of new software, which will be utilized to prepare the Company’s consolidated financial statements. The software will also be used for internal monthly financial reporting for subsidiaries and on a consolidated basis. In addition, on September 4, 2007, the Company’s new Chief Financial Officer began her employment. Both the full implementation of the new financial reporting system and the employment of a permanent Chief Financial Officer are expected to improve the Company’s internal controls over financial reporting.

There have been no other changes in the Company’s internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the action by our subsidiary Silipos against Mr. Peter Bickel, a former executive officer of Silipos, the court has issued an opinion and order dated October 12, 2007, dismissing all of Mr. Bickel's claims against Silipos, denying Mr. Bickel's motion to dismiss the claims of Silipos against him, and allowing Silipos to proceed with its claims for breach of fiduciary duty and disloyalty against Mr. Bickel.

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. You should also consider the following additional risk factors:

Substantially all our assets are pledged to a secured lender.

On May 11, 2007, we entered into a loan and security agreement with Wachovia Bank, National Association, under which we have obtained a credit facility for loans and other financial accommodations of up to $20 million, of which $6.1 million is available as of September 30, 2007. The amount of funds available to us under the credit facility is based primarily on our levels of eligible accounts receivable and eligible inventory, and as of November 12, 2007, we have not borrowed any funds under the facility. Substantially all our assets, including assets acquired in the future, are pledged to the lender to secure our obligations. If we draw down funds under the credit facility and are unable to repay the funds when due, or are otherwise in default of the financial covenants and related obligations under the credit facility, the lender would have the right to foreclose upon our assets, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In January and May, 2007, we issued an aggregate of 1,068,356 shares of our common stock as part of the consideration we paid for the Twincraft acquisition, and we may issue additional shares in 2008 and 2009 if Twincraft achieves certain performance targets which entitle the sellers of Twincraft to additional considerations. We also issued 333,483 shares in connection with the Regal acquisition in 2007.

A key element of our compensation strategy is to base a portion of the compensation payable to management and our directors on restricted stock awards and other equity-based compensation, to align the interests of directors and management with the interests of the stockholders. In 2007, to date, we have issued restricted stock awards for an aggregate of 947,500 shares to 7 officers and directors, which would vest if and when the Company achieves certain financial and operating targets or, in some cases, upon a change of control. None of the restricted stock awards granted in 2007 is presently vested.

 ITEM 6.   EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANGER, INC.

Date: November 14, 2007	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ KATHLEEN P. BLOCH
Kathleen P. Bloch
Vice President and Chief Financial Officer
(Principal Financial Officer)