Form 10-K
period 2007-12-31
LANGER INC
filed 2008-03-31
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

As of June 30, 2007 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $48,942,307, as computed by reference to the closing sale price on the NASDAQ Global Market of such common stock ($5.49) multiplied by the number of shares of voting stock outstanding on June 30, 2007 held by non-affiliates (8,914,810 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the Company.

The number of shares of the registrant’s common stock outstanding at March 24, 2008 was 11,161,860 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated herein by reference to the Company’s proxy statement for the 2008 annual meeting of the registrant’s stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

LANGER, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

i

PART I

Item 1. Business

Overview

We design, manufacture and distribute high-quality medical products and services targeting the long-term care, orthopedic, orthotic and prosthetic markets. Through our wholly-owned subsidiaries, Twincraft, Inc., and Silipos, Inc., we also offer a diverse line of personal care products for the private label retail, medical, and therapeutic markets. We sell our medical products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, and international distributors, directly to healthcare professionals, and directly to patients in instances where we also are providing product fitting services. We sell our personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets. We acquired Twincraft, a leading designer and manufacturer of bar soap, and the business of Regal Medical Supply, LLC, a North Carolina limited liability company (“Regal”), which is a provider of contracture management products and services to patients in long-term care and other rehabilitation settings, in January 2007.

Our broad range of over 500 orthopedic products, including custom foot and ankle orthotic devices, pre-fabricated foot products, rehabilitation products, and gel-based orthopedic and prosthetics products, are designed to correct, protect, heal and provide comfort for the patient. Through Regal, we also provide patient services in long-term care settings by assisting facility personnel in product selection, order fulfillment, product fitting and billing services. Our line of personal care products includes bar soap, gel-based therapeutic gloves and socks, scar management products, and other products that are designed to cleanse and moisturize specific areas of the body, often incorporating essential oils, vitamins and nutrients to improve the appearance and condition of the skin.

Acquisition History

In February 2001, an investor group and management team led by our current Chairman of the Board of Directors, Warren B. Kanders, purchased a controlling interest in Langer, Inc., a custom orthotics company distributing its products primarily to podiatric professionals.

The investor group and management team since that time have evolved the Company’s business toward a growth strategy in both the medical products and personal care industries. Since that time, we have consummated the following strategic acquisitions:

•	Twincraft. On January 23, 2007, we acquired Twincraft, our largest acquisition to date, a designer and manufacturer of bar soap focused on the health and beauty, direct marketing, amenities and mass market channels. We acquired Twincraft to expand into additional product categories in the personal care market, to increase our customer exposure for our current line of Silipos gel-based skincare products, and to take advantage of potential commonalities in research and development advances between Twincraft’s and our product groups. The aggregate consideration paid by us in connection with this acquisition was approximately $30.6 million, including transaction costs, paid in cash ($25,938,353) and common stock ($4,701,043 valued at $4.40 per share) of the Company. The sellers of Twincraft can earn additional compensation in 2008, based upon the achievement of specific EBITDA targets per the terms of the Twincraft purchase agreement.
•	Regal. On January 8, 2007, we acquired Regal, a provider of contracture management products and services to patients in long-term care and other rehabilitation settings. We acquired Regal as part of an effort to gain access to the long-term care market, to gain a captive distribution channel for certain custom products we manufacture into a market we previously had been unable to penetrate, to obtain higher average selling prices for these products, and to establish a national network of service professionals to enhance our customer relationships in our core markets and new markets. The initial consideration for Regal was approximately $1.7 million, which has since been reduced to approximately $1.4 million due to a shortfall in the amount of working capital delivered at closing.

•	Silipos. On September 30, 2004, we acquired Silipos, Inc., a designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets. We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus. The aggregate consideration paid by us in connection with this acquisition was approximately $17.3 million, including transaction costs, paid in cash and notes.
•	Bi-Op. On January 13, 2003, we acquired Bi-Op Laboratories, Inc. (“Bi-Op”), which is engaged in the design, manufacture and sale of footwear and foot orthotic devices as well as orthotic and prosthetic services. We acquired Bi-Op to gain access to additional markets and complementary product lines. The aggregate consideration, including transaction costs, was approximately $2.2 million, paid in cash and shares of our common stock.
•	Benefoot. On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. (together, “Benefoot”). Benefoot designed, manufactured and distributed custom orthotics, custom Birkenstock® sandals, therapeutic shoes, and prefabricated orthotic devices to healthcare professionals. We acquired Benefoot to gain additional scale in our historic custom orthotics business as well as to gain access to complementary product lines. The aggregate consideration, including transaction costs, was approximately $7.9 million, consisting of cash, notes, the assumption of liabilities consisting of approximately $0.3 million of long-term debt paid at closing and shares of our common stock.

Recent Developments

•	In January 2007, we made two acquisitions, Twincraft and Regal. See “Acquisition History,” above.
•	In November 2007 we began a study of strategic alternatives available to us with regard to our various operating companies. We continue to consider acquisitions in our target markets, as well as examine the possibility of divesting certain assets.
•	Langer UK. On January 18, 2008 we sold all of the outstanding capital stock of the Company’s wholly-owned subsidiary, Langer (UK) Limited (“Langer UK”) to an affiliate of Sole Solutions, a retailer of specialty footwear based in the United Kingdom. The sale price was £587,500, or approximately $1,155,000, of which £475,000 was paid at the closing and £112,500 is in the form of a note with 8½% interest due in full in two years. Upon closing the Company entered into an exclusive sales agency agreement and a distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel. In 2007, we recognized a net loss of approximately $176,000 associated with the disposal of Langer UK, due to a realized goodwill impairment.

As of December 31, 2007, Langer UK is reflected in the financial statements as a discontinued operation and the loss of apporoximately $176,000 associated with the sale of Langer UK is recorded in the financial statements for the year ended December 31, 2007.

•	Common Stock Repurchase Program. On December 6, 2007, we announced that our Board had authorized the purchase of up to $2,000,000 of our outstanding common stock, using whatever means the Chief Executive Officer may deem appropriate. In connection with this matter, the Company’s senior lender, Wachovia Bank, National Association, has waived, until March 31, 2008, the provisions of the credit facility that would otherwise preclude the Company from making purchases of its common stock. Through March 17, 2008, the Company made one purchase consisting of 342,352 shares at a cost of $694,975 (or $2.03 per share) including commissions paid.

Our Addressable Markets

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

Through the acquisition of Twincraft in January 2007, a manufacturer of bar soap, we have significantly increased our personal care products segment. For the year ended December 31, 2007, Twincraft had net sales of approximately $27,800,000, or 42.0 percent of our total net sales.

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

We believe that growth of the orthopedic markets we target will be driven by the following factors:

•	Aging Population. By 2010, it is estimated that the number of people in the United States between the ages of 40 and 60 will grow from approximately 58 million today to more than 64 million. With longer life expectancy, expanded insurance coverage, improved technology and devices, and greater mobility, individuals are expected to seek orthopedic rehabilitation services and products more often.
•	Increased Demand for Non-Invasive Procedures. We believe there is growing awareness and clinical acceptance by patients and healthcare professionals of the benefits of non-invasive solutions, which should continue to drive demand for non-operative rehabilitation products.
•	Technological Sophistication of Orthotic and Prosthetic Devices. In recent years the development of stronger, lighter and cosmetically appealing materials has led to advancements in design technology, driving growth in the orthotic and prosthetic industries. A continuation of this trend should enable the manufacture of new products that provide greater protection and comfort, and that more closely replicate the function of natural body parts.
•	Need for Replacement and Continuing Care. Most prosthetic and orthotic devices have useful lives ranging from three to five years, necessitating ongoing warranty replacement and retrofitting for the life of the patient.
•	Growing Emphasis on Physical Fitness, Leisure Sports and Conditioning. As a large number of individuals participate in athletic activities, many of them suffer strains and injuries, requiring non-operative orthopedic rehabilitation products.

Regal

Through the acquisition of Regal, we entered the market for the direct provision of durable medical equipment and orthotic and prosthetic supplies directly to patients in consultation and collaboration with healthcare professionals in various settings. We are currently targeting the long-term care market, which is comprised of approximately 48,000 long-term care facilities nationwide; however, we believe that our addressable market is significantly larger than this because of the existence of other health care settings that prescribe durable medical equipment but do not presently supply it.

Growth Strategy

•	Gain Access to New Sales Channels to Increase Selling Prices and Improve Profitability. We are focused on expanding our customer base beyond our traditional core markets and offering an increasing array of value-added services to increase average selling prices, which we expect to lead to improved profitability. Our orthotics distribution historically focused on individual podiatry practices and medical distributors. With the addition of Regal and the provision of certain services, we are able to offer products and services through healthcare facilities, which increases the compensation we receive for a given product. In addition, due to the direct nature of the provision of these services through practitioners and patients, we believe we will have the opportunity to develop the ability to more directly influence our growth through the addition of licensed, revenue-generating personnel. Our acquisition of Twincraft is expected to give us new products marketed through new channels and improved gross margins.
•	Research, Product, and Process Development. Since 2003, we have introduced over 100 new products, including the Dura-gel prosthetic liner in September 2005, which led to an 18% increase in prosthetic product sales in 2006. We also have invested resources in internally developing alternate gel materials and other thermoplastic elastomer materials in partnership with outside parties that has increased our competitiveness. During 2006, we completed the conversion of our custom orthotics manufacturing facilities from traditional manufacturing processes to ‘lean’ manufacturing through process reengineering, which has led to improved service levels.
•	Innovation. Our personal care products group focuses on leveraging the research and development expertise of both Twincraft and Silipos to provide innovative products to our customers. For example, Twincraft has successfully commercialized the inclusion of a microsphere encapsulant within bar soap that incorporates a time-released delivery of an approved OTC active drug ingredient. We continuously seek to improve and innovate our gel-based personal care products through the inclusion of various additives, the formulation of our gels for optimal performance given a particular application, and the usage of different components, packaging and product construction to meet the needs of our customers. We believe innovation will be a key to our success in the future and is a core competency of the personal care products group of the Company. Our sales strategy includes “partnering” with customers to develop new products and bring them to the market.
•	Strategic Evaluation and Acquisition of Complementary Businesses. We are evaluating strategic alternatives regarding our operating companies which may include the divestiture of certain assets. In addition, subject to the availability of financing, we continue to consider targeted acquisitions in order to gain access to new product groups and customer channels.

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

Products

Personal Care Products.  We offer a range of skincare products, including bar soap, beauty cleanser, acne soap and gel-based products such as gloves and sock products that are used for both cosmetic and scar management purposes. Our personal care products are manufactured in our Winooski, VT and Niagara Falls, NY facilities. We offer our personal care products to our customers in bulk form, where either they or an outside party will package the products for sale, and fully packaged so that they can be sold as shipped from our facilities.

Orthotics.  We manufacture custom orthotic foot devices, which are contoured molds made from plastic, graphite, or composite materials, that are placed in the patient’s shoe to correct or mitigate abnormalities in gait and relieve symptoms associated with foot or postural misalignment. We also manufacture and market a line of custom orthotic devices which are used to support the foot/ankle region, (“AFO’s”), which are used for the more difficult and challenging foot and ankle injuries. We also distribute non-custom orthotics manufactured by others.

Gel-Based Orthopedic Products.  We manufacture and sell gel-based products for the treatment of common orthopedic and footcare conditions. These products include digitcare products, diabetes management products, pressure, friction, and shear force absorption products, products that protect the hands and wrists, and gel sheeting products for various applications.

Gel-Based Prosthetic Products.  We manufacture and sell a line of products that are utilized in the fabrication of prosthetic devices. For example, we offer sheaths and liners that incorporate a gel interface between the amputee’s skin and socket, providing protection for patients who are subject to significant pressure between their skin and prosthesis.

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

Sales, Marketing and Distribution

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

Medical Products

Our sales, marketing and distribution are managed through a combination of national and regional account managers, field sales representatives, and inside sales representatives who are regionally and nationally based. We utilize international sales and marketing agents and employ representatives in the United Kingdom, Europe, Asia and Australia. We also utilize educational seminars to educate medical professionals about our product offerings, followed up with telemarketing efforts. Our custom and prefabricated orthotics, AFO’s, and distributed products have historically been sold to health care practitioners. Our Silipos gel products have historically been sold through medical distributors. To date, we completed the integration of our medical products sales efforts to combine national account coverage across all of our brands (Langer, Silipos and Regal) with field sales support to bring product awareness to the individual practitioner level. Our PPT® and materials products have historically been sold to practitioners, manufacturers, and shoe fabricators, as well as medical distributors, and our gel-based products have been sold primarily to medical distributors.

Manufacturing and Sourcing

Manufacturing

We manufacture our custom orthotic product lines in our fabrication facilities in Deer Park, New York and Montreal, Canada. In our custom orthotic manufacturing process, medical practitioners send plaster casts, foam impressions, or digital images of the patient’s foot, from which we cast custom orthoses.

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

Competition

Personal Care

Our personal care products are primarily in the skincare segments. Our largest individual competitor in the private label specialty bar soap market is Bradford Soapworks. However, there are a number of other companies that produce bar soap in larger batch sizes for customers that are typically more focused on the mass markets. Other skincare products include lotions, creams, water-based gels, oil-based gels, ointments and other types of products that transmit moisture, vitamins, minerals, and comfort agents to the skin. Personal care also includes categories in which the Company does not currently participate such as oral care, ingestibles, and nutraceuticals, among others. The market for high-end skincare products is dominated by a number of large multinational companies that sell under brands such as Shiseido, LVMH Moet Hennessy Louis Vuitton, Clarins and Revlon. In addition, a number of specialty retailers and catalog companies that focus on the skincare market, such as The Body Shop and L’Occitaine, are vertically integrated and manufacture their own products.

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

Patents and Trademarks

We hold or have the exclusive right to use a variety of patents, trademarks and copyrights in several countries, including the United States. We hold or have the exclusive right to use approximately 35 patents and patent applications in the U.S. and certain foreign jurisdictions and a number of trademarks for technologies and brands related to our product offerings. In addition, we have (i) a non-exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated, dated as of November 30, 2001, as amended (the “AEI License”), to manufacture and sell certain products using mineral oil-based gels which are manufactured using certain patents; the license terminates upon the expiration of the patents, which expire between November 16, 2010 and December 3, 2017, and (ii) a license with Gerald Zook effective as of January 1, 1997, to manufacture and sell certain products using mineral oil-based gels under certain patents and know-how in exchange for sales-based royalty payments; the license is exclusive as to certain products and non-exclusive as to other products, and terminates upon expiration of the underlying patents, which expire between June 27, 2006 and March 12, 2013. We also have exclusive licenses to three types of orthotic devices which are patented in the United States and several foreign countries. Other than the AEI License and the Zook license, we believe that none of our active patents or licenses are essential to the successful operation of our business as a whole, although the loss of any patent protection that we have could allow competitors to utilize techniques developed by us or our licensors. We believe our trademarks and trade names, including LangerTM, SporthoticsTM, PPT®, SiliposTM, Explorer Gel LinerTM, SilolinerTM, DuraGelTM, and SilopadTM, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse effect on our business. For the year ended December 31, 2007, revenues generated by the products incorporating in the technology licensed under the AEI License accounted for approximately 22.4% of our revenues.

Employees

As of March 1, 2008, we have 487 employees, of which 217 were located in Winooski, Vermont, 105 were located in Deer Park, New York, 74 were located in Niagara Falls, New York, 11 were located in New York, New York, 40 were located in Montreal, Canada, 4 were located in Markham, Ontario, Canada, 10 were located in King of Prussia, Pennsylvania, and 26 are outside salespeople at various other locations. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Government Regulation

Medical Device Regulation

United States.  Our products and operations are subject to regulation by the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, state authorities and comparable authorities in foreign jurisdictions. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets. Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified into one of three classes — Class I, Class II or Class III (described below) — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our products are generally Class I devices, with the exception of certain gel sheeting and prosthetic devices which are Class II devices. The FTC regulates product advertising to help ensure that claims are truthful and non-misleading.

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

Medical devices can be marketed only for the indications for which they are cleared or approved. Modifications to a previously cleared or approved device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, design or manufacture require the submission of a new 510(k) premarket notification, a premarket approval supplement or a new premarket approval application. We have modified various aspects of our devices in the past and determined that new approvals, clearances or supplements were not required or we filed a new 510(k). Nonetheless, the FDA may disagree with our conclusion that clearances or approvals were not required for particular products and may require approval or clearances for such past or any future modifications or to obtain new indications for our existing products. Such submissions may require the submission of additional clinical or preclinical data and may be time consuming and costly, and may not ultimately be cleared or approved by the FDA.

Our manufacturing processes are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of our products. The QSR also, among other things, requires maintenance of a device master record, device history record, and complaint files. Domestic and foreign facilities associated with the manufacturing of our products for distribution in the United States are subject to periodic unscheduled inspections by the FDA to assure compliance with the FFDCA and the regulations thereunder. Based on internal audits, we believe that our facilities are in substantial compliance with the applicable QSR regulations. We also are required to report to the FDA if our products cause or contribute to a death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur. Although medical device reports have been submitted in the past 5 years, none have resulted in a recall of our products or other regulatory action by the FDA. The FDA and authorities in other countries can require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can also withdraw or limit our product approvals or clearances in the event of serious, unanticipated health or safety concerns. We may also be required to submit reports to the FDA of corrections and removals. Separately, we may on our own choose to conduct a voluntary market withdrawal in situations that do not require a recall, correction or removal. The FDA could disagree with this characterization and require the reporting of a correction or removal.

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

Personal Care Product Regulation

Our personal care products are subject to regulation by the U.S. FDA, FTC, the Consumer Product Safety Commission (the “CPSC”) and various other federal, state, and foreign governmental authorities. Depending upon product claims and formulation, skincare products may be regulated as consumer products, cosmetics, drugs or devices. The Langer/Silipos skincare products are primarily regulated as cosmetics, with the exception of the scar management gel sheeting which are medical devices because of their mode of use. Currently 27% of the newly acquired Twincraft business is soap product that is not regulated by the FDA, but by the CPSC as a consumer product. Currently 68% of the Twincraft business is beauty soap/cleanser that is regulated by FDA as a cosmetic. Currently 5% of the Twincraft business is antimicrobial soap that is regulated by FDA as an OTC drug product.

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

The portion of Twincraft’s business that involves OTC drug products such as acne soaps and antimicrobial drug products must also comply with recently enacted FFDCA provisions requiring serious adverse event reporting, the maintenance of adverse event report records, and the listing of contact information for adverse event reporting on product labeling. Failure to comply with these provisions is a “prohibited act” and could adversely affect our business.

Federal Privacy and Transaction Law and Regulations

Numerous state, federal and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of patient health information (“patient information”), including the Health Insurance Portability and Accountability Act of 1996, or HIPAA. In the provision of items and services to our customers, we may collect, use, maintain and transmit patient information in ways that are subject to many of these laws and regulations. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Security Standards for the Protection of Electronic Protected Health Information, or Security Rule. The respective compliance dates for these rules for most entities were October 16, 2003, April 14, 2003 and April 20, 2005. In addition, the Standard for Unique Health Identifiers for Health Care Providers, or National Provider Identifier Rule, which was effective May 23, 2007, could affect our business. HIPAA applies to covered entities, which include our business and most healthcare facilities and health plans that contract with us for the use of our services. Other federal and state laws restricting the use and protecting the privacy of patient information also apply to us directly by law or indirectly through contractual obligations to our customers which are directly subject to the laws.

The Transactions Rule establishes format and data content standards for eight of the most common healthcare transactions. When we perform billing and collection services on behalf of our customers we may be engaging in one of more of these standard transactions and will be required to conduct those transactions in compliance with the required standards. The HIPAA Privacy Rule restricts the use and disclosure of patient information, requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes requirements for safeguarding patient information transmitted or stored electronically. The Privacy Rule and Security Rule require the development and implementation of detailed policies, procedures, contracts and forms to assure compliance.

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

The HIPAA rules also require covered entities to contractually obligate certain of their contractors who may receive protected health information during the course of rendering services on behalf of that entity, to abide by certain business associate contract requirements. We enter into these contracts as business associates of our customers who contract for the use of our protocols and services and with vendors who perform services on our behalf.

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

Medicare policies are important to our business because many of our products are covered by Medicare and sold to Medicare beneficiaries. Moreover, third-party payers often model their policies after the Medicare program’s coverage and reimbursement policies. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Modernization Act, was enacted. This legislation, among other things, substantially revised the manner in which Medicare covers and pays for items of durable medical equipment and orthotic devices. First, this legislation provided that Medicare will not provide annual inflation adjustments to payment amounts for orthotic devices during 2004 through 2006, and for and durable medical equipment during 2004 through 2008. Second, this legislation provided that beginning in 2007, Medicare would begin paying for certain items of durable medical equipment and orthotics through a competitive bidding program instead of the existing fee schedule payment methodology. Off-the-shelf orthotic devices and other non-Class III devices are subject to the program. The competitive bidding program will begin in ten high population metropolitan statistical areas in 2007, and then be expanded to 80 metropolitan statistical areas in 2009, and additional areas thereafter. Payments in regions not subject to competitive bidding may also be adjusted using payment information from regions subject to competitive bidding. The Centers for Medicare and Medicaid Services (“CMS”) published final regulations governing the competitive bidding program on April 10, 2007. Many of our products are subject to competitive bidding in the markets where we do business, and Medicare payment rates for our products will be affected even in markets where competitive bidding is not implemented, thereby affecting revenue for many of our products. Third, this legislation provided that all Medicare suppliers must meet new supplier quality standards and be accredited by independent accreditation organizations. Our suppliers will be subject to these new quality standards and accreditation requirements. Fourth, this legislation provided that certain products would be required to meet specified clinical conditions to qualify for Medicare payment.

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

State Administrative Prerequisites

Many states require that suppliers of orthotics and therapeutic shoes register with the state prior to furnishing such items in those states. In addition, in order for Regal to collect revenues for sales of durable medical goods to patients in long-term care facilities, we must be enrolled with the state Medicaid program and state Medicaid Insurance providers. We must also be accredited by an independent accrediting agency to provide the services. More states could enact such requirements; states with such requirements could further revise these requirements in a manner that would affect our ability to conduct our business in these states.

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

False Claims Laws

Under separate statutes, submission of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federal healthcare programs and federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,000 and $10,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. In addition, the Deficit Reduction Action of 2005 (“DRA”) encourages states to enact state-versions of the False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.

Seasonality

Revenue derived from our sales of orthotic devices in North America has historically been significantly higher in the warmer months of the year. Other factors which can result in quarterly variations include the timing and amount of new business generated by us, the timing of new product introductions, our revenue mix, the timing of additional selling, general and administrative expenses to support the anticipated growth and development of new business units and the competitive and fluctuating economic conditions in the orthopedic and skincare industries.

Inflation

We have in the past been able to increase the prices of our products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses. There can be no assurance that we will be able to continue to do so.

Special Note Regarding Forward-looking Statements

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management may constitute “forward-looking statements” within the meaning of the Federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industry and economies in which we operate and other information that is not historical information. Words or phrases such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These statements reflect our current views about future events based on information currently available and assumptions we make. These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements.

These risks and uncertainties include, among others:

•	Our history of net losses and the possibility of continuing net losses beyond 2007.
•	We may not be able to manage our growth.
•	Risks associated with our strategy of acquiring and integrating businesses.
•	The risk that we may not be able to raise adequate financing to fund our operations and growth prospects.

Accordingly, we advise you to carefully review the information set forth in Item 1A, “Risk Factors.”

We cannot guarantee our future performance nor can we assure you that we will be successful in the implementation of our growth strategy or that any such strategy will result in our future profitability. Our failure to successfully implement our growth strategy could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. You also should be aware that, other than as required by law, we have no obligation to, and do not intend to, update any forward-looking statements to reflect events or circumstances occurring after the date of this prospectus that may cause our actual results or performance to differ from those expressed in the forward-looking statements.

Item 1A. Risk Factors

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those mentioned in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition, and the price of our common stock, could be materially adversely affected. You should also consider risk factors set forth in documents incorporated herein by reference.

Risks Related to Our Operations

We have a history of net losses and may incur additional losses in the future.

For the twelve months ended December 31, 2007, 2006, and 2005, the Company had consolidated net losses of $4,517,977, $4,853,489, and $4,557,268 respectively. We face the risk that these losses may continue beyond 2007. In order for us to achieve and maintain consistent profitability from our operations, we must continue to achieve product revenue at or above current levels. We may increase our operating expenses as we attempt to expand our product lines and acquire other businesses and products. As a result, we may need to increase our revenues significantly to achieve sustainable profitability. We cannot assure you that we will be able to achieve sustainable profitability. Any such failure could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Our business plan relies on certain assumptions for the markets for our products which, if incorrect, may adversely affect our profitability.

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

A key element of our strategy is the acquisition of businesses and assets that will complement our current business, increase size, expand our geographic scope of operations, and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. Additionally, competition for acquisition opportunities in our industries may escalate which would increase the costs to us of completing acquisitions or prevent us from making acquisitions. Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

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

In addition, in connection with our acquisitions of Regal and Twincraft, Inc. in 2007, we face the risk of incurring potential liabilities of those companies which may not be covered by the limited indemnification in the relevant acquisition agreements.

The above risks could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

We may not be able to adequately manage our growth.

We have expanded, and may continue to expand, our business. This growth has placed significant demands on our management, administrative, operating and financial resources. The continued growth of our customer base, the types of products offered and the geographic markets served can be expected to continue to place a significant strain on our resources. Personnel qualified in the production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support growth are difficult to implement. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel. Any failure to adequately manage our growth could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

Raw and packaging material commodities are subject to wide price variations. Increases in the costs of these commodities and other costs, such as energy costs, may adversely affect the Company’s profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies.

A write-off of intangible assets may adversely affect our results of operations.

At December 31, 2007, our total assets include intangible assets of $36,414,000, including goodwill acquired in connection with the acquisitions of Benefoot, Bi-Op, Silipos, Twincraft, and Regal representing the excess of cost over the fair value of the identifiable assets acquired. We may incur additional goodwill in connection with other acquisitions we make in the future. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of the goodwill or other intangible assets may no longer be recoverable, in which case a charge to earnings would be required. In the year ended December 31, 2007, we recorded a loss of approximately $176,000 associated with the disposal of Langer UK which included an impairment on goodwill allocated of approximately $463,000. In the year ended December 31, 2005, we recorded a provision for impairment totaling $2,102,000, with regard to certain identifiable intangible assets. In the future we may need to record additional provision(s) for impairment, and such provision(s) may be material.

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

We may not be able to develop successful new products or enhance existing products, obtain regulatory clearances and approval of such products, and market such products in a commercially viable manner or gain market acceptance for such products. Failure to develop, license or market new products and product enhancements could materially and adversely affect our competitive position, which could cause a significant decline in our sales and profitability.

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

Our acquisition and product expansion programs, debt servicing requirements, and existing operations will require substantial capital resources. We cannot assure you that we will be able to generate sufficient operating cash flow or obtain sufficient additional financing to meet these requirements. We negotiated and executed a $20 million asset-based lending facility with Wachovia Bank, National Association. However, this facility, alone, may not be adequate to supply the amount of capital that may be required in the event of any material acquisition. As of February 29, 2008, our availability under the credit facility was approximately $6.2 million. Any material acquisition is subject to the approval of Wachovia. If we do not have adequate resources and cannot obtain additional capital on terms acceptable to us or at all, we may be required to reduce operating costs by altering and delaying our business plan or otherwise radically altering our business practices. Failure to meet our future capital requirements could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Substantially all our assets are pledged to a secured lender.

On May 11, 2007, we entered into a loan and security agreement with Wachovia Bank, National Association, under which we have obtained a credit facility for loans and other financial accommodations of up to a maximum of $20 million, of which $6.2 million is available as of February 29, 2008. The amount of funds available to us under the credit facility is based primarily on our levels of eligible accounts receivable and eligible inventory, and as of the date of this report, we have not borrowed any funds under the facility. Substantially all our assets, including assets acquired in the future, are pledged to the lender to secure our obligations to the lender. If we draw down funds under the credit facility and are unable to repay the funds when due, or are otherwise in default of the financial covenants and related obligations under the credit facility, the lender would have the right to foreclose upon our assets, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be adversely affected by legal actions or proceedings.

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming Langer, Inc., and Silipos as 2 of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.) The demand for arbitration alleges that Silipos is in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed. The demand for arbitration seeks an award of $400,000 and reserves the right to seek a higher award after completion of discovery. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. The proceeding is in the discovery stage.

Additionally, in the normal course of business, we may be subject to claims and litigation in the areas of general liability, including claims of employees, and claims, litigation or other liabilities as a result of acquisitions we have completed. The results of legal proceedings are difficult to predict and we cannot provide you with any assurance that an action or proceeding will not be commenced against us, or that we will prevail in any such action or proceeding. An unfavorable outcome of the arbitration proceeding commenced by Dr. Gerald P. Zook against Silipos may adversely affect our rights to manufacture and/or sell certain products or raise the royalty costs of those certain products.

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

Our marketing success also depends largely upon arrangements with agents and distributors. Our success depends upon our agents and distributors sales and service expertise and their relationships with the customers in the marketplace. Our failure to maintain relationships with our agents and distributors for marketing our products could have an adverse effect on the market price of our common stock and our business, financial condition and results of operations.

We enter into multi-year contracts with customers that can impact our results.

We enter into multi-year contracts with some of our customers which include terms affecting our pricing flexibility. There can be no assurance that these restraints will not have an adverse impact on our margins and operating income. While we have a diverse customer base, and no customer or distributor constituted more than 2.4% of our consolidated revenues for the year ended December 31, 2007, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on our consolidated results of operations.

The nature of our business could subject us to potential product liability and other claims.

The sale of orthotic and prosthetic products and other biomechanical devices and personal care products entails the potential risk of physical injury to patients and other end users and an inherent risk of product liability, lawsuits and product recalls. We currently maintain product liability insurance with coverage limits of $1 million per occurrence and for an annual aggregate maximum subject to a deductible of $25,000. However, we cannot assure you that this coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, will be obtainable at a reasonable cost. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur, and we will continue to be exposed to the risk that our claims may be excluded and that our insurers may become insolvent. A product liability claim or series of claims brought against us for uninsured liabilities or liabilities in excess of our insurance coverage could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. In addition, as a result of a product liability claim, our reputation could be harmed and we may have to recall some of our products, which could result in significant costs to us and have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Health care regulations could materially adversely affect the market price of our common stock and our business, financial condition and results of operations.

Our businesses are subject to governmental regulation and supervision in the United States at the federal and state levels and abroad. These regulations include regulations of the FDA of our medical and personal care products, and regulations regarding Medicare, Medicaid and physician self-referrals for certain of our medical devices, products and services. Any time we acquire a new company, we are subject to certain disclosure, enrollment and other requirements regarding the acquired Company’s ongoing operations. In connection with the acquisition of Regal we only recently acquired the membership interests of Regal Medical Supply, LLC, in order to effectuate the original intent of the parties and ensure that its provider numbers and taxpayer identification number were effectively acquired with the Company’s purchase of Regal. In addition, Twincraft, our newly acquired soap manufacturing business (which is part of our personal care segment) is also subject to far reaching regulation by the Consumer Product Safety Commission which may require us to alter one or more of our practices to be in compliance with these laws such as obtaining regulatory approvals and otherwise comply with regulations regarding safety, quality and efficacy standards of our medical products, and safety and manufacturing practices of our soap products.

If we fail to obtain these approvals or otherwise comply with applicable regulatory requirements, it could result in government authorities taking punitive actions against us, including, among other things, imposing fines and penalties on us or preventing us from manufacturing or selling our products. In addition, health care fraud and abuse regulations are complex, and even minor or inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. No assurance can be given that the federal government will interpret these requirements, which are often highly technical and subject to interpretation, in the same manner as the Company has, or that regulatory authorities will not question the manner in which Regal was conducted prior to acquisition of the membership interests of Regal Medical Supply, LLC. Any violations of these laws, including those relating to Medicare and Medicaid reimbursement for the period prior to the acquisition of the membership interests of Regal Medical Supply, LLC, could result in claims for repayment of prior reimbursements or otherwise have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. Moreover, we cannot assure you that these laws and regulations will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with providers of orthotic and biomechanical products.

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

Our business is subject to substantial government regulation relating to medical products and services that could have a material adverse effect on our business.

Government regulation in the United States and other countries is a significant factor affecting the research, development, formulation, manufacture and marketing of our products. In the United States, the FDA has broad authority to regulate the design, manufacture, formulation, marketing and sale of medical devices, and other medical products, and many of our personal care products. FDA’s regulation of personal care products includes ingredient, quality, and labeling requirements. The Consumer Products Safety Commission has authority over our non-cosmetic soap products and could require cautionary labeling for products viewed as having irritant properties. The FTC has broad authority over all product advertising to ensure statements are truthful and non-misleading. Overseas, these activities are subject to foreign governmental regulation, which is in many respects similar to regulation in the United States but which vary from country to country. United States and foreign regulation continues to evolve, which could result in additional burdens on our operations. If we fail to comply with applicable regulations we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. Additionally, the cost of maintaining personnel and systems necessary to comply with applicable regulations is substantial and increasing.

Some of our medical products may require or will require regulatory clearance or approval prior to being marketed. The process of obtaining these clearances or approvals can be lengthy and expensive. We may not be able to obtain or maintain necessary clearances or approvals for testing or marketing our products. Moreover, regulatory clearances and approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed or other restrictions or requirements that reduce the value to us of the products. Regulatory authorities may also withdraw product clearances or approvals if we fail to comply with regulatory standards or if any problems related to our products develop following initial marketing. We are also subject to strict regulation with respect to our manufacturing operations. This regulation includes testing, control and documentation requirements, and compliance with the Quality Systems Regulation and current good manufacturing practices, which is monitored through inspections by regulatory authorities.

Our profitability depends, in part, upon our and our distributors’ ability to obtain and maintain all necessary certificates, permits, approvals and clearances from the United States and foreign regulatory authorities and to operate in compliance with applicable regulations. Delays in the receipt of, or failure to receive necessary approvals, the loss of previously obtained clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

The portion of our personal care business that involves the sale of acne soaps and antimicrobial drug products is subject to substantial government regulation that could have a material adverse effect on our business.

Drug products are subject to substantial government regulation in the United States that affects the research, development, formulation, manufacture, storage, distribution, labeling, and marketing of the products. This includes strict regulation of all facets of the manufacturing process including production and process controls, packaging and labeling controls, holding and distribution, testing, and documentation. Compliance with current good manufacturing practice (GMP) regulations and adverse event reporting and recordkeeping requirements are monitored through FDA inspections. We are also subject to state requirements and licenses applicable to manufacturers of drug products. Comparable

Twincraft has a dedicated manufacturing line for soaps that are subject to drug regulations. Failure to pass a GMP inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays. Failure to take adequate corrective action could result in, among other things, significant fines, seizures or recalls of products, operating restrictions and criminal prosecution. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we have in all instances fully complied with all applicable requirements. Any failure to comply with applicable requirements could adversely affect our product sales and profitability and could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Twincraft’s acne soaps are subject to FDA regulation as OTC drug products under the final monograph or regulation for topical antimicrobial drug products. Any deviation from the specific ingredients, labeling requirements, or conditions described in the final monograph or the general drug regulations could misbrand the product and render it an unapproved new drug. This could result in a variety of enforcement actions against the Company and/or the product as well as the reformulation or relabeling of our products, all of which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

If the FDA, FTC, or CPSC disagrees with our characterization of our other skincare products or product claims and determines that they are drug products, this could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the products’ claims or the safety and effectiveness of our products, or more punitive action, all of which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Modifications to our marketed devices may require FDA regulatory clearances or approvals and may require us to cease marketing or recall the modified devices until such clearances or approvals are obtained.

The medical products we market in the United States have obtained market clearance through the Premarket Notification process under Section 510(k) of the FFDCA or are exempt from the 510(k) Premarket Notification requirements. We have modified some of our products and product labeling since obtaining 510(k) clearance. We believe those changes did not trigger the requirement for a new 510(k) filing, but if FDA were to disagree, we would be required to submit new 510(k) Premarket Notifications for the modifications to our existing products. We may be subject to enforcement action by the FDA for failure to file the 510(k) submissions for the product changes and be required to stop marketing the products while the FDA reviews the new 510(k) Premarket Notification submissions. If the FDA requires us to go through a lengthier, more rigorous examination than we expect, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or otherwise adversely impact our growth. In addition, the FDA may determine that future products will be subject to the more costly, lengthy and uncertain Premarket Approval, or PMA, process. Products that are approved through the PMA process generally need FDA approval before they may be modified.

Our products may be subject to product recalls even after receiving clearance or approval, which would harm our reputation and our business.

The FDA, the Consumer Products Safety Commission and foreign regulatory authorities have the authority to request and, in some cases, require the recall of products if they violate the FFDCA, or the comparable foreign law, and pose a risk of injury or gross deception. Typical reasons for recalls are material deficiencies, design defects or manufacturing defects or consumer complaints which are substantiated by the Consumer Products Safety Commission. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design defects, adulteration, misbranding, or any other incidents related to our medical devices or personal care products, including, but not limited to, adverse event reports, cease and desist communications and any other product liability issues related to our products. Any product recall would divert managerial and financial resources and harm our reputation with customers and our business.

If our medical device products fail to comply with the FDA’s Quality System Regulation, our manufacturing could be delayed, and our product sales and profitability could suffer.

Our device manufacturing processes are required to comply with the FDA’s Quality System Regulation, which covers the procedures concerning (and documentation of) the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our devices. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Moreover, failure to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays. Failure to take adequate corrective action could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecution. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we have in all instances fully complied with all applicable requirements. Any failure to comply with applicable requirements could adversely affect our product sales and profitability.

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

Our Chairman devotes only as much of his time as is necessary to the affairs of the Company and also serves in various capacities with other public and private entities, including blank check companies and not-for-profit entities affiliated with Kanders & Company, an entity owned and controlled by Mr. Kanders. If appropriate as a result of strategic changes in the nature of the Company’s business, arrangements with certain executive officers of the Company may be adjusted so they only devote as much as is necessary to the affairs of the Company and serve other public and private entities including Kanders & Company in various capacities. While management believes any such non-exclusive arrangements involving Kanders & Company will benefit the Company by availing itself of certain of the resources of Kanders & Company, the other business interests of these individuals could limit their ability to devote time to our affairs.

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

We hold or have the exclusive right to use a variety of patents, trademarks and copyrights in several countries, including the United States that we are dependent on, including approximately 35 patents and patent applications in the U.S. and certain foreign jurisdictions and a number of trademarks for technologies and brands related to our product offerings. The ownership of a patent or an interest in a patent does not always provide significant protection, and the patents and patent applications in which we have an interest may be challenged as to their validity or enforceability. Others may independently develop similar technologies or design around the patented aspects of our technology. Challenges may result in potentially significant harm to our business. We are also dependent upon a variety of methods and technologies that we regard as proprietary trade secrets. In addition, we have (i) a non-exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated (the “AEI License”) dated as of November 30, 2001, as amended, to manufacture and sell certain products using mineral oil based gels under certain patents, during the life of such patents, and (ii) a license with Gerald Zook (the “Zook License”), effective as of January 1, 1997, to manufacture and sell certain products using mineral oil based gels under certain patents and know how, during the life of such patents, in exchange for sales based royalty payments, that is exclusive as to certain products but is non-exclusive as to others. We also have exclusive licenses to three types of orthotic devices which are patented in the United States and several foreign countries. We believe our trademarks and trade names, including LangerTM, SporthoticsTM, PPTTM, SiliposTM, Explorer Gel LinerTM, SilolinerTM, and SilopadTM, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse affect on our business. For the years ended December 31, 2007 and 2006, revenues generated by the products incorporating the technology licensed under the AEI License accounted for approximately 22.4% and 36.4% of our revenues. For the years ended December 31, 2007 and 2006, revenues generated by products covered by the Zook License, as we understand the Zook License, accounted for approximately 4.3% and 8.7% of our revenues. In 2006, Dr. Gerald P. Zook, the licensor of the Zook License, commenced an arbitration proceeding alleging that a broader range of products sold by us are covered by the Zook License and that more license fees are payable by us under the Zook License, but he subsequently discontinued the arbitration against the Company with prejudice. See Item 3, “Legal Proceedings.”

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

While a majority of our business is denominated in United States dollars, in 2008 we maintain operations in Canada that require payments in the local currency and payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the United States dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, the value of the U.S. dollar has fallen over the last year relative to the Canadian dollar (which is the principal foreign currency material to our business) causing an increase in our reported revenues when we convert the higher valued foreign currencies into U.S. dollars. If the value of the U.S. dollar were to increase in relation to that currency in the future, there could be a negative effect on the value of our sales in that market when we convert amounts to dollars when we prepare our financial statements. We do not engage in hedging or similar transactions to reduce these risks.

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

Our revenue and operating results have fluctuated and may continue to fluctuate from quarter to quarter due to seasonal factors and for other reasons. Revenues derived from our sales of orthotic devices has historically been significantly higher in North America in the warmer months of the year. Our experience has also been that physical activities in general tend to increase in warmer weather and that many patients of our customers in the healthcare profession tend to defer healthcare purchases until the spring months. Other factors which can result in quarterly variations include the timing and amount of new business generated by us, the timing of new product introductions, our revenue mix, acquisitions, the timing of additional selling and general and administrative expenses to support the anticipated growth and development of new business units and the competitive and fluctuating economic conditions in the orthopedic industry.

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

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Additionally, future utilization of net operating losses may be limited under existing tax law due to the change in control of Langer in 2001 and may be further limited as a result of pending or future offerings of our common stock.

The amount of NOL carryforwards that we have claimed to date of approximately $11.4 million has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOL or any deductions or losses included in such calculation, and provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS were successful with respect to any challenge in respect of the amount of our NOL, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

Changes in accounting standards regarding stock option plans, which became applicable to the Company as of January 1, 2006, could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also negatively impact our results of operations.

A change in accounting standards (Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“ABP”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations require all public companies to account for the fair value of stock options granted to employees as an expense effective as of the beginning of the first fiscal year beginning after June 15, 2005. In 2007 and 2006, these amounts were $281,661 and $186,322, respectively. Prior to 2006, we were generally not required to record stock compensation expense in connection with stock option grants, since grants had an exercise price equal to or greater than market. However, in 2005, the Company did have substantial non-cash charges due to certain stock option modifications. The requirement to expense stock options may reduce the attractiveness to us of granting stock options because of the additional expense associated with these grants, which would negatively impact our reported results of operations. For example, if we had been required to expense stock option grants in accordance with the revised rule, our recorded net loss for the year ended December 31, 2005 of approximately $4,557,000 would have been increased by approximately $2,837,000 (of which approximately $766,000 would have represented periodic expense relating to employee stock options granted and $2,071,000 would have represented expenses relating to the acceleration of the vesting of certain options to a net loss of approximately $7,394,000. Nevertheless, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, when we grant options in the future, our future results of operations will be negatively impacted, as could our willingness to use stock options as an employee recruitment and retention tool.

Risks Related to Our Common Stock

One stockholder has the ability to significantly influence the election of our directors and the outcome of corporate action requiring stockholder approval.

As of March 24, 2008, Warren B. Kanders, our Chairman of the Board of Directors, in his capacity as sole manager and voting member of Langer Partners, LLC (“Langer Partners”) and the sole stockholder of Kanders & Company, Inc., may be deemed to be the beneficial owner of 3,100,884 shares, or approximately 27.8% of our outstanding common stock. Of this amount, 2,041,856 shares are issued and outstanding, and the balance is acquirable under options, warrants and convertible notes. (This amount does not include a restricted stock award of 500,000 shares, which presently will vest only if and when the Company has earnings before interest, taxes, depreciation and amortization of at least $10,000,000 in any period of four consecutive fiscal quarters, commencing with the quarter beginning January 1, 2007). As of March 24, 2008, current executive officers and directors, including Mr. Kanders, beneficially own an aggregate of 4,684,767 shares, or approximately 42.0% of our outstanding common stock. Consequently, Mr. Kanders, acting alone or together with our other officers and directors, has the ability to significantly influence all matters requiring stockholder approval, including the election of our directors and the outcome of corporate actions requiring stockholder approval, such as a change in control.

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

The trading volume of our common stock has not been significant, and there may not be an active trading market for our common stock in the future. As a result of the thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future. Our common stock is currently traded on The NASDAQ Global Market.

If our shares of common stock are removed from listing on the Nasdaq Global Market, our stock price and business opportunities may be adversely affected.

Our common stock is currently listed on the Nasdaq Global Market. To continue to be listed on the Nasdaq Global Market, we must continue to satisfy certain “continued listing criteria,” including a minimum stock price of $1.00, minimum market value of our listed shares of not less than $5,000,000, minimum of 400 shareholders holding at least 100 shares, and a minimum of at least 2 registered market makers, and a majority of our directors must be “independent” as defined in the Nasdaq rules. At the present time, we satisfy all these requirements, except with respect to independent directors, as to which we have a grace period for compliance until June 2008. However, our stock price has been declining steadily, from $4.50 on November 7, 2007 to $1.88 on March 14, 2008. If our share price continues to decline, or if market makers do not continue to make a market in our shares, we may fall out of compliance with the continued listing criteria of the Nasdaq Global Market. If our common stock were delisted from the Nasdaq Global Market, the delisting may have an adverse impact on the price of our shares of common stock, the volatility of the price of our shares, and/or the liquidity of an investment in our shares common stock. This may have the further adverse effect of impairing our ability to use our common stock as a portion of the consideration for potential future acquisitions or similar transactions.

We may issue a substantial amount of our common stock in the future which could cause dilution to investors and otherwise adversely affect our stock price.

A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, stockholders’ interest may be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock than other investors, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes.

In January and May, 2007, we issued an aggregate of 1,068,356 shares of our common stock as part of the consideration we paid for the Twincraft acquisition, and we may issue additional shares in 2009 if Twincraft achieves certain performance targets which entitle the sellers of Twincraft to additional considerations. We also issued 333,483 shares in connection with the Regal acquisition in 2007.

A key element of our compensation strategy is to base a portion of the compensation payable to management and our directors on restricted stock awards and other equity-based compensation, to align the interests of directors and management with the interests of the stockholders. In 2007, we have issued restricted stock awards for an aggregate of 955,000 shares to 7 officers and directors, of which restricted stock awards for 880,000 shares to 6 officers remain. These awards will vest if and when the Company achieves certain financial and operating targets or, in some cases, upon a change of control. None of the restricted stock awards granted in 2007 is presently vested.

We have a significant amount of convertible indebtedness outstanding and may issue a substantial amount of our common stock in connection with these and other outstanding securities and in connection with future acquisitions and our growth plans; any such issuances of additional shares could adversely affect our stock price.

On December 8, 2006, we sold $28,880,000 of our 5% Convertible Notes in a private placement. At the date of issuance, the 5% Convertible Notes were convertible into 6,080,000 shares of our common stock at a conversion price of $4.75 per share. As a result of the anti-dilution provisions of the 5% Convertible Notes and the issuance of 1,068,356 shares of common stock in the Twincraft acquisition and 333,483 shares in the Regal acquisition, the 5% Convertible Notes are now convertible into 6,195,165 shares of our common stock, at a conversion price, as adjusted, of $4.6617 per share, subject to further adjustment in certain circumstances. The conversion of the 5% Convertible Notes could result in dilution in the value of the shares of our outstanding stock and the voting power represented thereby. The effect of the conversion of all of our outstanding 5% Convertible Notes would be to increase outstanding shares and dilute current shareholders by approximately 55.5% at March 24, 2008. In addition, the conversion price of our 5% Convertible Notes may be lowered under the conversion price adjustment provisions of the notes in certain circumstances, including if we issue common stock at a net price per share less than the conversion price then in effect or if we issue rights, warrants or options entitling the recipients to subscribe for or purchase shares of our common stock at a price per share less than the conversion price (after taking into account any consideration we received for such rights, warrants or options). A reduction in the conversion price would result in an increase in the number of shares issuable upon the conversion of our 5% Convertible Notes. We also have a significant number of stock options and warrants outstanding, and restricted stock awards which would vest if we achieve certain performance targets.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We are headquartered in Deer Park, New York and operate manufacturing facilities in Deer Park, New York, Niagara Falls, New York, Montreal, Canada and Winooski, Vermont. We also have sales offices in New York, New York, King of Prussia, Pennsylvania, and Markham, Ontario (Canada). The following table sets forth information about our real properties where our manufacturing, warehouse, sales and office space are located:

Location	Use	2008 Annual Rent	Owned/ Leased	Lease Termination Date		Size (Square Feet)
Deer Park, New York	Corporate headquarters, manufacturing and distribution	$377,434	Leased	July 31, 2009	(1)	44,500
Montreal, Canada	Manufacturing and distribution	—	Owned	Not Applicable		7,800
Niagara Falls, New York	Manufacturing and distribution	$432,511	Leased	May 31, 2018	(2)	40,000
Niagara Falls, New York	Manufacturing	$32,632	Leased	February 1, 2009	(3)	5,250
New York, New York	Sales	$565,002	Leased	April 30, 2017	(4)	13,500
Markham, Ontario	Sales and administration	$13,565	Leased	April 30, 2010	(5)	1,933
King of Prussia, Pennsylvania	Sales and distribution	$96,310	Leased	December 31, 2012	(6)	24,000
Winooski, Vermont	Manufacturing and distribution	$444,958	Leased	January 22, 2014	(6)	90,500
Essex, Vermont	Distribution and warehousing	$303,600	Leased	October 1, 2010	(6)	80,100

(1)	In January 2005, we exercised our option to extend the lease to July 31, 2009. The rent under the lease increases 4% annually commencing with each August payment.
(2)	The rent increases each year throughout the lease.
(3)	The lease was renewed to February, 2009.

(4)	On December 19, 2005, we entered into a lease (as tenant) with 41 Madison, L.P. (the “Landlord”) of certain space, for use as sales, marketing and executive offices. The lease, which will run for 10 years, 8 months, commenced July 5, 2006. Management anticipates that we will vacate the premises in May 2008 and find new, smaller, and lower cost office space.
(5)	Assumes a conversion rate of .93 U.S. dollars to 1.00 Canadian dollar.
(6)	Regal and Twincraft are businesses that were acquired in January 2007.

We believe that our manufacturing, warehouse and office facilities are suitable and adequate and afford sufficient capacity for our current and reasonably foreseeable future needs. We believe we have adequate insurance coverage for our properties and their contents.

Item 3. Legal Proceedings

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.) The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed. The demand for arbitration seeks an award of $400,000 and reserves the right to seek a higher award after completion of discovery. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. The case remains in the discovery stage.

On or about February 13, 2006, Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006, alleged that he was terminated by Silipos without cause and, therefore, was entitled, pursuant to his employment agreement, to a severance payment of two years’ base salary. On or about February 23, 2006, Silipos commenced an action in New York State Supreme Court, New York County, against Mr. Bickel seeking, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that he voluntarily resigned his employment with Silipos. Silipos also sought compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaint and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. On August 8, 2006, the Court determined that the restrictive covenant was enforceable against Mr. Bickel for the duration of its term (which expired on January 11, 2007) to the extent of prohibiting Mr. Bickel from soliciting certain key customers of the Company with whom he had worked during his employment with the Company. The Company has withdrawn, without prejudice, its claims for compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. On October 12, 2007, the court issued an opinion and order dismissing all of Mr. Bickel's claims against Silipos, denying Mr. Bickel's motion to dismiss the remaining claims of Silipos against him, and allowing Silipos to proceed with its claims against Mr. Bickel for breach of fiduciary duty and disloyalty.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock, par value $0.02 per share, has been traded on the NASDAQ Global Market since August 23, 2005 under the symbol “GAIT”. For more then two years prior thereto, our common stock was traded on the NASDAQ Small Cap Market. The following table sets forth the high and low bid prices for the common stock as reported on the NASDAQ Global Market.

The last reported sale price on March 24, 2008, was $1.94. On such date, there were approximately 217 holders of record of our common stock. This figure excludes all owners whose stock is held beneficially or in “street” name.

Year Ended December 31, 2008	High	Low
First Quarter (January 1 – March 24)	$2.95	$1.76

Year Ended December 31, 2007	High	Low
First Quarter	$6.24	$3.76
Second Quarter	$6.00	$4.62
Third Quarter	$6.00	$4.52
Fourth Quarter	$5.18	$2.00

Year Ended December 31, 2006	High	Low
First Quarter	$5.30	$3.35
Second Quarter	$5.09	$3.25
Third Quarter	$4.15	$3.02
Fourth Quarter	$4.87	$3.58

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

Recent Sales of Unregistered Securities

On January 8, 2007, the Company issued an aggregate of 379,167 shares of its common stock in exchange for the Regal business, which was initially valued at approximately $1,600,000. In accordance with the terms of the agreement with respect to the acquisition of the Business, the purchase price was adjusted based on a post-closing audit, 45,684 shares were returned to the Company on or about March 20, 2007. None of the foregoing shares were registered under the Securities Act of 1933, in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated under that section, which exempts transactions by an issuer not involving any public offering. (The foregoing shares are covered by the Company’s Registration Statement No. 333-139882, which has not been declared effective.)

On January 23, 2007, the Company issued an aggregate of 999,375 shares of its common stock to the stockholders of Twincraft, Inc., a Vermont corporation, in exchange for all the issued and outstanding capital stock of Twincraft, which were valued for purposes of the transaction at $4.00 per share. The total price payable on such date for the Twincraft capital stock was $26.7 million, and the balance of the purchase price was paid in cash. On or about May 15, 2007, pursuant to the post-closing adjustment provisions of the agreement for the purchase of the Twincraft capital stock, the Company issued an additional 68,981 shares of common stock to the former stockholders of Twincraft. None of the foregoing shares were registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated under that section, which exempts transactions by an issuer not involving any public offering. (The foregoing shares are covered by the Company’s registration Statement No. 333-139882, which has not been declared effective.)

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and the related notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7. We derived the consolidated statements of operations data for the years ended December 31, 2004 and 2003, from our audited financial statements not included in this Annual Report. We derived the consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 from our audited financial statements included herein. For the year ended December 31, 2007 and for the prior years included below, the operations of Langer UK, Limited have been classified as discontinued operations in our consolidated financial statements. As a result, the information reported below may be different than amounts reported previously. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations:
Net sales	$62,912	$32,699	$37,404	$27,348	$22,139
Operating (loss) income from continuing operations	(2,272)	(3,984)	(4,529)	832	326
Change in fair value of Put Option	—	—	1,750	605	—
Change in fair value of Protection Payment	—	—	—	(223)	—
(Loss) income before taxes from continuing operations	(3,840)	(3,964)	(4,681)	534	69
(Loss) income from continuing operations	(4,075)	(4,467)	(4,453)	378	(77)
(Loss) income from discontinued operations:	(443)	(387)	(104)	(4)	73
Net (loss) income per common share:
Basic and diluted:
Loss from continuing operations	$(0.36)	$(0.45)	$(0.61)	$0.01	$(0.02)
Loss from discontinued operations	(0.04)	(0.04)	(0.02)	—	0.02
Basic and diluted loss per share	$(0.40)	$(0.49)	$(0.63)	$0.01	$—
Weighted average number of common shares:
Basic	11,484	9,978	7,277	4,395	4,374
Diluted	11,484	9,978	7,277	4,793	4,374

	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Consolidated Balance Sheets:
Working capital	$13,953	$33,527	$9,366	$1,577	$7,634
Total assets	73,691	68,849	57,172	47,807	24,023
Long-term debt	31,303	31,732	2,700	24,847	14,589
Stockholders’ equity	31,888	29,017	33,181	5,215	3,775

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

Overview

We design, manufacture and distribute high-quality medical products and services targeting the long-term care, orthopedic, orthotic and prosthetic markets. Through our wholly-owned subsidiaries, Twincraft, Inc., and Silipos, Inc., we also offer a diverse line of personal care products for the private label retail, medical, and therapeutic markets. We sell our medical products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, and international distributors, directly to healthcare professionals, and directly to patients in instances where we also are providing product fitting services. We sell our personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets. We acquired Twincraft, a leading designer and manufacturer of bar soap, and Regal, which is a provider of contracture management products and services to patients in long-term care and other rehabilitation settings, in January 2007.

Our broad range of over 500 orthopedic products, including custom foot and ankle orthotic devices, pre-fabricated foot products, rehabilitation products, and gel-based orthopedic and prosthetics products, are designed to correct, protect, heal and provide comfort for the patient. Through Regal, we also provide patient services in long-term care settings by assisting facility personnel in product selection, order fulfillment, product fitting and billing services. Our line of personal care products includes bar soap, gel-based therapeutic gloves and socks, scar management products, and other products that are designed to cleanse and moisturize specific areas of the body, often incorporating essential oils, vitamins and nutrients to improve the appearance and condition of the skin.

Since February 2001, we have consummated the following acquisitions:

•	Twincraft. On January 23, 2007, we acquired Twincraft, our largest acquisition to date, a designer and manufacturer of bar soap focused on the health and beauty, direct marketing, amenities and mass market channels. We acquired Twincraft to expand into additional product categories in the personal care market, to increase our customer exposure for our current line of Silipos gel-based skincare products, and to take advantage of potential commonalities in research and development advances between Twincraft’s and our product grounds. The aggregate consideration paid by us in connection with this acquisition was approximately $30.6 million, including transaction costs, paid in cash ($25,938,353) and common stock ($4,701,043, valued at $4.40 per share) of the Company. The sellers of Twincraft can earn additional deferred compensation in 2008 based upon achievement of specific EBITDA targets per the terms of the Twincraft purchase agreement.
•	Regal. On January 8, 2007, we acquired Regal, a provider of contracture management products and services to patients in long-term care and other rehabilitation settings. We acquired Regal as part of an effort to gain access to the long-term care market, to gain a captive distribution channel for certain custom products we manufacture into a market we previously had been unable to penetrate, to obtain higher average selling prices for these products, and to establish a national network of service professionals to enhance our customer relationships in our core markets and new markets. The initial consideration for Regal was approximately $1.7 million, which has since been reduced to approximately $1.4 million due to a shortfall in the amount of working capital delivered at closing.

•	Silipos. On September 30, 2004, we acquired Silipos, Inc., a leading designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets. We acquired Silipos because of its distribution channels and proprietary products, and to enable us to expand into additional product lines that are part of our market focus. The aggregate consideration paid by us in connection with this acquisition was approximately $17.3 million, including transaction costs of approximately $2.0 million, paid in cash and notes.
•	Bi-Op. On January 13, 2003, we acquired Bi-Op Laboratories, Inc. (“Bi-Op”), which is engaged in the design, manufacture and sale of footwear and foot orthotic devices as well as orthotic and prosthetic services. We acquired Bi-Op to gain access to additional markets and complementary product lines. The aggregate consideration, including transaction costs, was approximately $2.2 million, of which approximately $1.8 million was paid in cash, and the remaining portion was paid through the issuance of 107,611 shares of our common stock.
•	Benefoot. On May 6, 2002, we acquired the net assets of Benefoot, Inc., and Benefoot Professional Products, Inc. (together, “Benefoot”). Benefoot designed, manufactured and distributed custom orthotics, custom Birkenstock®; sandals, therapeutic shoes, and prefabricated orthotic devices to healthcare professionals. We acquired Benefoot to gain additional scale in our core custom orthotics business as well as to gain access to complementary product lines. The aggregate consideration, including transaction costs, was approximately $7.9 million, of which approximately $5.6 million was paid in cash, $1.8 million was paid through the issuance of 4% promissory notes, and approximately $0.5 million was paid through the issuance of 61,805 shares of common stock. In connection with this acquisition, we also assumed certain liabilities of Benefoot, including approximately $0.3 million of long-term indebtedness which was paid at closing.

Recent Developments:

•	In January 2007, we made two acquisitions, Twincraft and Regal. See “Acquisition History,” above.
•	In November 2007 we began a study of strategic alternatives available to us with regard to our various operating companies. We continue to consider acquisitions in our target markets, as well as examine the possibility of divesting certain assets.
•	Langer UK. On January 18, 2008 we sold all of the outstanding capital stock of the Company’s wholly-owned subsidiary, Langer (UK) Limited (“Langer UK”) to an affiliate of Sole Solutions, a retailer of specialty footwear based in the United Kingdom. The sale price was £587,500, or approximately $1,155,000, of which £475,000 was paid at the closing and £112,500 is in the form of a note with 8½% interest due in full in two years. Upon closing the Company entered into an exclusive sales agency agreement and a distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel. In 2007, we recognized a net loss of approximately $176,000 associated with the disposal of Langer UK, due to a realized goodwill impairment.
•	As of December 31, 2007, Langer UK is reflected in the financial statements as a discontinued operation and the loss of apporoximately $176,000 associated with the sale of Langer UK is recorded in the financial statements for the year ended December 31, 2007.
•	Common Stock Repurchase Program. On December 6, 2007, we announced that our Board had authorized the purchase of up to $2,000,000 of our outstanding common stock, using whatever means the Chief Executive Officer may deem appropriate. In connection with this matter, the Company’s senior lender, Wachovia Bank, National Association, has waived, until March 31, 2008, the provisions of the credit facility that would otherwise preclude the Company from making purchases of its common stock. Through March 17, 2008, the Company made one purchase consisting of 342,352 shares at a cost of $694,975 (or $2.03 per share) including commissions paid.

We sell our medical products directly to health care professionals and also to wholesale distributors. Custom orthotic products are primarily sold directly to health care professionals. Other products sold in our orthopedic business are sold both directly to health care professionals and to distributors. We sell our personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies and companies that service various amenities markets. We derive other revenues by distributing durable medical goods to patients in long-term care facilities. Revenue from product sales is recognized at the time of shipment. Our most significant expense is cost of sales. Cost of sales consists of materials, direct labor and overhead, and related shipping costs. General and administrative expenses consist of executive, accounting and administrative salaries and employee-related expenses, insurance, bank service charges, stockholder relations and amortization of identifiable intangible assets with definite lives. Selling expenses consist of advertising, promotions, commissions, conventions, postage, travel and entertainment, sales and marketing salaries and related expenses.

For each of the years ended December 31, 2007 and 2006, we derived approximately 98.1% and 89.1% of our revenue from North America, and approximately 1.9% and 10.9% of our revenue from outside North America. Of our revenue derived from North America for the years ended December 31, 2007 and 2006, approximately 94.8% and approximately 90.8%, respectively, was generated in the United States and approximately 5.2% and 8.2% respectively, was generated from Canada.

We operate in three segments, medical products, personal care products, and Regal services. Prior to January 1, 2007, the medical products segment was called the orthopedic segment and the person care segment was called the skincare segment. We consummated two acquisitions (Twincraft and Regal) in January 2007. The operations from the Twincraft acquisition are included in the personal care segment, and the operations from the Regal acquisition are included in a distinct segment. In addition, the medical products segment includes the orthopedic products of Silipos.

For the years ended December 31, 2006 and 2005, we reported custom orthotics and distributed products as a single segment called orthopedics, and reported a second segment called skincare. The orthopedics segment also included the orthopedic products of Silipos. For 2007, we refer to our orthopedic segment as our medical products segment, we refer to our skincare segment as our personal care products segment, and we added a new operating segment for the activities of Regal. The operations of Twincraft were included as part of the skincare segment.

The acquisition of Twincraft had a dramatic impact on the mix of our segment revenues. For the year ended December 31, 2007, our personal care segment represented 53.3% of our total revenue, compared to 8.3% of total revenues for the year ended December 31, 2006. Our medical products revenue, on the other hand, represented 40.8% of total revenues for the year ended December 31, 2007, as compared to 91.7% of our total revenue for the year ended December 31, 2006. Regal, acquired January 2007 is operating as a separate segment, with 5.9% of our total revenues for the year ended December 31, 2007.

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

Warranty Reserve.  Warranty reserves represent our estimate of future costs associated with our warranty of fabricated products and are based upon historical experience. During the year ended December 31, 2005, we increased the reserve by approximately $290,000 and charged approximately $290,000. The warranty reserve at December 31, 2005 was $70,000. During the year ended December 31, 2006, we increased the reserve by approximately $154,000 and charged approximately $154,000. The warranty reserve at December 31, 2006 was $70,000. During the year ended December 31, 2007, we increased the reserve by approximately $99,000 and charged approximately $109,000. The warranty reserve at December 31, 2007 is approximately $60,000. If future costs incurred were to differ from our estimates, we may need to increase or decrease our reserve.

Revenue Recognition.  Revenue from the sale of our products is recognized upon shipment. We generally do not have any post-shipment obligations to customers other than for product warranties associated with our manufactured medical products. We generally warrant these products against defects in materials and workmanship for a period of 6 months. We record provision for estimated future costs associated with our warranties of fabricated products/custom orthotics when we ship such products, based on historical experience. We also offer extended warranty contracts which we record as deferred revenue and recognize over the lives of the contracts (24 months) on a straight-line basis. See “Warranty Reserve,” above. Revenue from shipping and handling fees is included in net sales in the consolidated statements of operations. Costs incurred for shipping and handling is included in the cost of sales in the consolidated statements of operations.

Allowance for Doubtful Accounts.  Our allowance for doubtful accounts was 14.3% of accounts receivable at December 31, 2007, compared to 12.8% of accounts receivable at December 31, 2006. Management believes that the overall allowance, as a percentage of accounts receivable at December 31, 2007 is appropriate based upon the consolidated collection and write-off history as well as the average age of the consolidated accounts receivable. During the year ended December 31, 2007, we increased the reserve by approximately $1,358,000 and wrote off, net of recoveries, approximately $430,000 against the allowance. As of December 31, 2007, the allowance for doubtful accounts was approximately $1,467,000. During the year ended December 31, 2006, we added approximately $223,000 to the allowance and wrote off, net of recoveries, approximately $182,000. At December 31, 2006, the allowance for doubtful accounts was approximately $539,000. If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.

Inventory Reserve.  During the year ended December 31, 2005, we added approximately $453,000 of additional reserves and wrote off approximately $258,000 in excess or obsolete inventory, which was disposed of during the year. During 2005, we reviewed our inventory levels and aging relative to current and expected usage and determined the requirement for additions to the reserve. The inventory reserve for obsolete inventory at December 31, 2005 was approximately $564,000. During the year ended December 31, 2006, we added approximately $468,000 of additional reserves and wrote off approximately $147,000 in excess or obsolete inventory which was disposed of during the year. The reserve for obsolete inventory was approximately $885,000 at December 31, 2006. During the year ended December 31, 2007, we added approximately $1,181,000 of additional reserves and wrote off approximately $504,000 in excess or obsolete inventory. The reserve for obsolete inventory was approximately $1,562,000 at December 31, 2007. If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory.

Inventory write-downs represent the estimated loss of value of certain slow-moving inventory or inventory that has been damaged or spoiled. Inventory usage is analyzed using turnover analysis, and an allowance for obsolescence is provided when inventory quantity exceeds its normal cycle. The percentage of allowance is based upon actual usage, historical data and experience. Most of these reserves are associated with raw materials used in the fabrication process and either represent items no longer utilized in the process or significant excess inventory. Inventory for which a reserve has been provided was approximately $2,186,000 and approximately $1,643,000, on an original cost basis, at December 31, 2007 and 2006, respectively. Certain of the raw material inventory for which a reserve was provided have subsequently been used in fabrication, with the related reserve being reversed. However, we re-evaluate the reserve as of the end of each reporting period based upon the age of the existing inventory and the usage analysis.

Valuation Allowance — Deferred Tax Assets.  During the year ended December 31, 2005, the valuation allowance was increased by approximately $2,112,000 to approximately $4,680,000. During 2006, the valuation allowance was increased by approximately $2,038,000 to approximately $6,718,000. We believe this valuation allowance is required because it is more likely than not that these deferred tax assets will not be realized. During 2007, the valuation allowance was decreased by approximately $3,959,000 to approximately $2,759,000. The acquisition of Twincraft during 2007 resulted in approximately $5,557,000 of deferred tax liabilities being provided as a result of the carrying value of fixed assets and identifiable intangibles for financial reporting purposes exceeding the related tax basis of such assets. These deferred tax liabilities resulted in a corresponding reduction to the tax valuation allowance relating to the Company’s net deferred tax assets. In addition, the valuation allowance was increased by approximately $1,417,000 to reserve a corresponding amount of income tax benefits which more likely than not will not be realized. In addition, in the year ended December 31, 2006, we recorded an adjustment of approximately $275,000 for the prior year under-accrual of deferred taxes related to an intangible impairment.

Goodwill and Identifiable Intangible Assets.  Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (49.1% as of December 31, 2007 and 28.5% as of December 31, 2006) of our total assets. Furthermore, the manner in which we distinguish our reporting units is an important factor as it is the basis for which the entities are valued for purposes of determining goodwill impairment.

During 2005, 2006 and 2007, impairment tests of goodwill and indefinite-lived identifiable intangible assets were performed in accordance with SFAS No. 142 and an evaluation of identifiable intangible assets with definite lives pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As the result of the impairment test completed as of October 1, 2005 in accordance with SFAS No. 142, for the year ended December 31, 2005, we recognized a loss on impairment of identifiable intangible assets with indefinite lives of $1,600,000 and recorded a loss on impairment of $502,000 with respect to identifiable intangible assets with definitive lives in accordance with SFAS No. 144. No impairment was recorded in the year ended December 31, 2006. In December 2007, the Company recorded an impairment of $175,558 related to the allocated portion of goodwill related to Langer UK as a result of the net loss associated with the sale of Langer UK in January 2008. Such impairment is included in loss from operations of discontinued subsidiary.

Goodwill and identifiable intangible assets, net, at December 31, 2007 were approximately $21,956,000 and $14,458,000, respectively. Goodwill and identifiable intangible assets, net, at December 31, 2006 were approximately $14,119,000 and approximately $5,961,000, respectively.

During the year ended December 31, 2007, goodwill increased by approximately $7,837,000. This increase was attributable to approximately $7,022,000 of goodwill attributable to the acquisition of Twincraft and approximately $1,278,000 of goodwill attributable to the acquisition of Regal. Goodwill was reduced by approximately $463,000 as a result of the allocation of goodwill to Langer UK, whose assets and liabilities are classified as assets held for sale in the consolidated balance sheets. During the year ended December 31, 2007, identifiable intangible assets had a net increase of approximately $8,497,000 resulting from the repeat customer base and trade names of Twincraft, which was offset by a decrease of approximately $1,346,000 as a result of amortization expenses for the year. During the year ended December 31, 2006, there was no change to goodwill, and identifiable intangible assets decreased by approximately $643,000 as a result of amortization expenses for the year.

Goodwill is tested annually using a methodology which requires forecasts and assumptions about the reporting units growth and future results. If factors change or if assumptions are not met, it could have a material effect on operating results.

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

Adoption of FIN 48.  We adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Fin 48”) on January 1, 2007. We performed a thorough review of our tax returns not yet closed due to the statute of limitations and other currently pending tax positions of the Company. We reviewed and analyzed our tax records and documentation supporting tax positions for purposes of determining the presence of any uncertain tax positions and confirming other tax positions as certain under FIN 48. We reviewed and analyzed our records in support of tax positions represented by both permanent and temporary differences in reporting income and deductions for tax and accounting purposes. We maintain a policy, consistent with principals under FIN 48, to continually monitor past and present tax positions. No uncertain tax positions were identified as a result of this review.

Results of Operations

The following tables present (i) selected consolidated statements of operations data, and (ii) selected consolidated statements of operations data as a percentage of net sales:

	Years Ended December 31,
	2007	2006	2005
Consolidated Statements of Operations Data:
Net sales	$62,912,298	$32,699,304	$37,403,853
Cost of sales	40,523,793	20,055,605	20,489,589
Gross profit	22,388,505	12,643,699	16,914,264
Selling expenses	9,418,661	6,035,326	7,079,229
General and administrative expenses	14,066,476	9,726,270	11,498,704
Research and development expenses	837,934	528,421	469,971
Provision for impairment of identifiable intangible assets	—	—	2,102,000
Operating (loss)	(1,934,566)	(3,646,318)	(4,235,640)
Other (expense):
Interest income	257,964	629,409	441,517
Interest expense	(2,186,100)	(943,629)	(2,689,638)
Change in fair value of Put Option	—	—	1,750,000
Other income (expense)	22,329	(3,731)	52,875
Other (expense), net	(1,905,807)	(317,951)	(445,246)
Loss from continuing operations before income taxes	(3,840,373)	(3,964,269)	(4,680,886)
(Provision for) benefit from income taxes	(234,771)	(502,396)	227,391
Net loss from continuing operations	(4,075,144)	(4,466,665)	(4,453,495)
Discontinued operations:
Loss from operations of discontinued subsidiary	(442,833)	(443,127)	(77,542)
Income tax benefit (provision)	—	56,303	(26,231)
Loss from discontinued operations	(442,833)	(386,824)	(103,773)
Net loss	$(4,517,977)	$(4,853,489)	$(4,557,268)

	Years Ended December 31,
	2007	2006	2005
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.4	61.3	54.8
Gross Profit	35.6	38.7	45.2
Selling expenses	15.0	18.5	18.9
General and administrative expenses	22.4	29.7	30.7
Research and development expenses	1.3	1.6	1.3
Provision for impairment of identifiable intangible assets	—	—	5.6
Operating (loss) income	(3.1)	(11.1)	(11.3)
Other income (expense):
Interest income	0.4	1.9	1.2
Interest expense	(3.5)	(2.9)	(7.2)
Change in fair value of Put Option	—	—	4.7
Other income (expense)	0.0	(0.0)	0.1
Other expense, net	(3.1)	(1.0)	(1.2)
Loss from continuing operations before income taxes	(6.2)	(12.1)	(12.5)
Provision for (benefit from) income taxes	(0.4)	(1.5)	0.6
Net loss from continuing operations	(6.6)	(13.6)	(11.9)
Discontinued operations:
Income (loss) from operations of discontinued subsidiary	(0.7)	(1.4)	(0.2)
Income tax benefit (provision)	—	0.2	(0.1)
Loss from discontinued operations	(0.7)	(1.2)	(0.3)
Net loss	(7.3)%	(14.8)%	(12.2)%

Years Ended December 31, 2007 and 2006

Net loss for the year ended December 31, 2007 was approximately $(4,518,000), or $(0.40) on a fully-diluted basis, compared to net loss of approximately $(4,853,000), or $(0.49) per share on a fully diluted basis for the year ended December 31, 2006. The principal reasons for the decline in the net loss for the year ended December 31, 2007 over 2006 were an increase in sales of approximately $30,213,000, which resulted in an increase of approximately $9,745,000 in gross profit, and a reduction in income taxes of approximately $268,000. These factors were partially offset by increases in general and administrative expenses, selling expenses, and research and development expenses of approximately $4,340,000, $3,383,000, and $310,000 respectively, as well as an increase in net interest expense of approximately $1,614,000, which is primarily related to the Company’s issuance of its 5% Convertible Notes on December 8, 2006.

In January, 2008, the Company sold its Langer (UK) Limited business, and therefore has reclassified the operating activities of this business as discontinued operations as of December 31, 2007 and for prior years. In the year ended December 31, 2007, net operating loss of this business was approximately $267,000 as compared to a net operating loss of approximately $443,000 in the year ended December 31, 2006. In addition, in 2007, we included in discontinued operations the loss of approximately $176,000 associated with the disposal of Langer UK. The loss associated with disposal of Langer UK is based upon the selling price of approximately $1,155,000 less net assets sold of approximately $742,000, transactions costs of approximately $126,000, and goodwill allocated to Langer UK of $463,000.

The significant factors impacting our operating results are discussed in more detail below.

Net sales for the year ended December 31, 2007 were approximately $62,912,000 as compared to net sales of approximately $32,699,000 for the year ended December 31, 2006, an increase of approximately

$30,213,000 or 92.4%. Twincraft and Regal, acquired in January 2007, are the primary reason for the increase in net sales, contributing approximately $27,775,000 and $3,752,000 respectively to sales in the year ended December 31, 2007.

With the acquisition of Twincraft, the Company underwent a dramatic change in our mix of segment revenues. For the year ended December 31, 2007, our personal care segment represented 53.3% of our total revenue, compared to 9.0% of total revenues for the year ended December 31, 2006. Our medical products revenue, on the other hand, represented 40.8% of total revenues for the year ended December 31, 2007, as compared to 91.0% of our total revenue for the year ended December 31, 2006. Regal, acquired January 2007, is operating as a separate segment, with 5.9% of our total revenues for the year ended December 31, 2007.

Net sales of personal care products increased eleven-fold by approximately $30,573,000, from approximately $2,935,000 for the year ended December 31, 2006 to approximately $33,508,000 for the year ended December 31, 2007. Twincraft contributed approximately $27,775,000 of the increase and the balance of approximately $2,798,000 was attributable to increases in sales of Silipos’ personal care products.

Net sales in our medical products segment decreased approximately $4,113,000 or 13.8%, from approximately $29,765,000 for the year ended December 31, 2006 to approximately $25,652,000 for the year ended December 31, 2007. The primary reasons for the decrease in net sales in the medical products segment were our decision to discontinue the manufacture and distribution of sandals, resulting in an estimated revenue decrease of $351,000, declines in the sales of distributed products of approximately $921,000 where competition is increasing, and the balance of the decrease is a result of the closure of our Anaheim, California manufacturing facility and certain other factors.

On a consolidated basis, cost of sales increased from approximately $20,056,000 or 61.3% of net sales for the year ended December 31, 2006, to approximately $40,524,000 or 64.4% of net sales for the year ended December 31, 2007. This increase is primarily attributable to the acquisitions of Twincraft and Regal, which had cost of sales of approximately $21,195,000 and $1,115,000, respectively. For the year ended December 31, 2007, Twincraft’s cost of goods sold as a percentage of sales was approximately 76.3%, which contributed to the increase in the overall cost of goods sold as percentage of sales for the consolidated entity.

In our personal care segment, cost of sales was approximately $23,775,000, or 71.0% of net sales of personal care products of approximately $33,508,000 for the year ended December 31, 2007, compared to approximately $1,238,000, or 42.2% of net sales of personal care products of approximately $2,935,000 for the year ended December 31, 2006. Excluding Twincraft’s cost of sales of approximately $21,195,000, Silipos’ cost of sales increase of approximately $1,341,000 for its personal care products was attributable to its increase in net sales of personal care products of approximately $2,798,000.

Cost of sales in the medical products segment were approximately $15,634,000, or 60.9% of medical products net sales for the year ended December 31, 2007, compared to approximately $18,818,000 or 63.2% of medical products net sales for the year ended December 31, 2006. This 2.3% decrease in cost of sales, as a percentage of net sales, is due to improved overhead absorption.

Cost of sales for custom orthotics was approximately $9,445,000, or 72.4% of net sales of custom orthotics for the year ended December 31, 2007 as compared to cost of sales for custom orthotics for the year ended December 31, 2006 of approximately $11,273,000 or 78.5% of net sales. Reductions in the cost of sales are primarily due to the closure of our Anaheim production facility in June 2007, which reduced our overhead associated with the production of custom orthotics. Cost of sales of historic distributed products were approximately $2,029,000 or 60.3% of net sales of distributed products in the medical products business for the year ended December 31, 2007, compared to approximately $2,858,000 or 66.7% of net sales of distributed products in the medical products business for the year ended December 31, 2006.

Cost of sales of Silipos’ branded medical products were approximately $4,159,000, or 45.0% of net sales of Silipos’ branded medical products of approximately $9,245,000 for the year ended December 31, 2007, compared to approximately $4,686,000 or 42.2% of net sales of Silipos’ branded medical products of approximately $11,108,000 for the year ended December 31, 2006. The increase in cost of sales is due to increases in certain material costs used in the manufacturing process as well as increases in freight and customs charges.

Consolidated gross profit increased approximately $9,745,000 or 77.1% to approximately $22,389,000 for the year ended December 31, 2007, compared to approximately $12,644,000 for the year ended December 31, 2006. Consolidated gross profit as a percentage of net sales for the year ended December 31, 2007 was 35.6%, compared to 38.7% for the year ended December 31, 2006. The consolidated gross profit percentage decreased for year ended December 31, 2007, compared to the year ended December 31, 2006, due to a lower average gross profit margin in our new Twincraft business. The principal reason for the nominal increase in gross profit was the gross profit contributions of Twincraft and Regal of approximately $6,579,000 and $2,638,000, respectively.

Gross profit generated by our personal care segment was approximately $9,733,000, or 29.1% of net sales in the personal care segment for the year ended December 31, 2007, compared to approximately $1,697,000 or 57.8% of net sales in the personal care segment for the year ended December 31, 2006. This increase in gross profit is primarily the result of the additional gross profit contribution of approximately $6,579,000 of Twincraft. The principal reason for the decrease in the overall gross profit percentage for this segment is the lower average gross profit margin in our new Twincraft business, which was 23.7% in the year ended December 31, 2007. The gross profit generated by Silipos’ personal care segment was approximately $3,154,000, or 55.0% of Silipos’ net sales in the personal care segment for the year ended December 31, 2007, compared to approximately $1,697,000 or 57.8% of Silipos’ net sales in their personal care segment for the year ended December 31, 2006.

Gross profit for the medical products segment was approximately $10,018,000, or 39.1% of net sales of the medical products segment for the year ended December 31, 2007, compared to approximately $10,947,000, or 36.8% of net sales of the medical products segment for the year ended December 31, 2006.

Gross profit for custom orthotics was approximately $3,596,000, or 27.6% of net sales of custom orthotics for the year ended December 31, 2007, compared to approximately $3,096,000 or 21.5% of net sales of custom orthotics for the year ended December 31, 2006. This improvement in gross profit was primarily due to the closure of our Anaheim production facility in June 2007 and the resulting consolidation of manufacturing activities, which reduced our overhead costs. Gross profit for our historic distributed products was approximately $1,337,000, or 39.7% of net sales of distributed products in the medical products business for the year ended December 31, 2007, compared to approximately $1,429,000 or 33.3% of net sales of distributed products in the medical products business for the year ended December 31, 2006. The decrease in gross profit in distributed products from our historical business was primarily attributable to a decrease in net sales of our therapeutic footwear distributed products.

Gross profit generated by Silipos’ branded medical product sales was approximately $1,360,000, or 55.0% of net sales of Silipos’ branded medical products for the year ended December 31, 2007, compared to approximately $1,861,000, or 57.8% of net sales of Silipos’ branded medical products for the year ended December 31, 2006.

General and administrative expenses for the year ended December 31, 2007 were approximately $14,066,000, or 22.4% of net sales, compared to approximately $9,726,000, or 29.7% of net sales for the year ended December 31, 2006. Twincraft and Regal generated approximately $2,229,000 and $373,000 respectively of general and administrative expenses for the year ended December 31, 2007. The remaining increase of $1,738,000 was attributable to an increase in professional fees of approximately $1,222,000 which includes fees paid to a financial service consulting firm of approximately $876,000 and consulting fees paid for assistance with Sarbanes-Oxley compliance of approximately $125,000, an increase in amortization of identifiable intangible assets of approximately $703,000, an increase in the pension provision of approximately $60,000 related to the retirement of our pension plan, lease abandonment costs of approximately $72,000 related to the closing of our Anaheim, California facility, one-time recruitment fees of $70,000 related for our new Chief Financial Officer, an increase in stock-based compensation of approximately $95,000, an increase in director’s fees of approximately $62,000, all of which were offset by decreases in other general and administrative expenses of approximately $546,000.

Selling expenses increased approximately $3,383,000, or 56.0%, to approximately $9,419,000 for the year ended December 31, 2007, compared to approximately $6,035,000 for the year ended December 31, 2006. Selling expenses as a percentage of net sales were 15.0% for the year ended December 31, 2007, compared to

18.5% for the year ended December 31, 2006. Twincraft and Regal incurred selling expenses of approximately $3,008,000 and $2,313,000, respectively, for the year ended December 31, 2007. The remaining decrease of approximately $1,938,000 is primarily attributable to the consolidation of personnel and related selling expenses in our medical products businesses and our continuing effort to reduce selling expenses as we experience sales declines in our medical products business.

Research and development expenses were approximately $838,000 for the year ended December 31, 2007, an increase of approximately $310,000, or 58.7%, which was attributable to the inclusion of Twincraft’s research and development expenses of approximately $364,000, which was offset by a decrease of approximately $54,000 of Silipos’ research and development expenses.

Interest income was approximately $258,000 for the year ended December 31, 2007, compared to approximately $629,000 for the year ended December 31, 2006. For the year ended December 31, 2006, the Company generated interest income related to the investment of approximately $14,500,000 until these funds were used on August 31, 2006 to repay the 4% Convertible Notes.

Interest expense was approximately $2,186,000 for the year ended December 31, 2007, compared to approximately $944,000 for the year ended December 31, 2006, an increase of approximately $1,242,000. The principal reason for the increase was that 2007 included interest expense of approximately $1,443,000 associated with the $28,880,000 principal amount of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”), compared to interest expense of approximately $385,000 associated with the $14,589,000 principal amount of 4% convertible subordinated notes (the “4% Convertible Notes”), which were paid in full on August 31, 2006.

In the year ended December 31, 2007, the provision for income taxes was approximately $235,000 as compared to a provision of approximately $502,000 for the year ended December 31, 2006. The primary reason for the decrease is the fact that a $275,000 provision was recorded in 2006 to adjust the under-accrual of deferred taxes related to an intangible impairment.

Years Ended December 31, 2006 and 2005

For the years ended December 31, 2007 and 2006, the operations of Langer UK, Limited have been classified as discontinued operations in our consolidated financial statements, as a result of the sale of Langer UK in January 2008. As a result, assets and liabilities from continuing operations, as discussed below, may be different from values reported in prior years.

Net loss for the year ended December 31, 2006 was approximately $(4,853,000), or $(0.49) per share on a fully diluted basis, compared to net loss of approximately $(4,557,000), or $(0.63) per share on a fully diluted basis for the year ended December 31, 2005. The principal reasons for the increase in net loss for the year ended December 31, 2006 over 2005 were (i) a decrease in net sales of approximately $4,705,000, or 12.6%, which resulted in a decrease in gross profit of approximately $4,271,000, or 25.2%; (ii) an increase of approximately $730,000 for provision for income taxes; (iii) that the operating results for the year ended December 31, 2005 included a non-recurring non-cash gain recorded on the expiration of the Put Option (as in hereafter defined) of $1,750,000, and, an increase in the loss from Langer UK, our business which was discontinued in January 2008 of approximately $366,000. These increases in net loss in 2006, compared to 2005, were partially offset by a reduction in interest expense in 2006, compared to 2005 of approximately $1,746,000 due primarily to the interest expense incurred in 2005 with respect to debt issued in connection with the Silipos acquisition of approximately $1,472,000 (including amortization of debt discount associated with warrants issued, amortization of debt placement costs, and the amortization of interest cost related to the increasing-rate debt and Protection Payment (as described below) in the $7.5 Million Note, and net of the realization of the call option of $500,000) and the write-off of the unamortized debt discount of $572,000 in connection with the repayment of the $5,500,000 principal amount of 7% senior subordinated notes due September 30, 2007 (the “7% Subordinated Notes”), and approximately $58,000 as the write-off of the related debt placement fees (both of which were included in interest expense in the unaudited condensed consolidated statements of operations). Additionally, selling expenses and general and administrative expenses decreased by approximately $1,044,000 and approximately $1,728,000, respectively, for the year ended December 31, 2006, compared to the year ended December 31, 2005, as we continued to rationalize selling expenses and instituted cost containment measures for general and administrative expenses. The decrease in general and administrative expenses was primarily attributable to decreases in stock option compensation expense of approximately $1,071,000 of which related to stock options for consulting services and approximately $1,046,000 of which related to a modification to a stock option agreement, and a decrease in stock-based compensation expense of approximately $742,000. These decreases in general and administrative expenses were offset by a number of significant expenses incurred in 2006 including a non-cash charge related to an unrecognized pension loss triggered by the withdrawal of a significant portion of pension assets by a founder of the Company of approximately $397,000, an increase in the allowance for inventory obsolescence of approximately $321,000, the cost to implement the lean manufacturing process in our custom orthotic production facilities of approximately $195,000, lease abandonment costs of approximately $236,000, employee severance costs of approximately $201,000, a fee paid to a lender to obtain a lending facility that we decided not to pursue of $50,000, and fees paid to a financial service consulting firm of approximately $50,000. In addition, research and development expenses increased approximately $58,000 in the year ended December 31, 2006, compared to 2005, which was primarily attributable to the costs associated with the development of alternative gel formulations.

Net sales for the year ended December 31, 2006 were approximately $32,699,000, compared to approximately $37,404,000 for the year ended December 31, 2005, a decrease of approximately $4,705,000, or 12.6%. The principal reason for the decrease was the decrease in Silipos’ net sales of approximately $3,462,000, or 19.8%, from approximately $17,505,000 for the year ended December 31, 2005, to approximately $14,043,000 for the year ended December 31, 2006, and a decline in net sales in our orthotics business before the Silipos acquisition of approximately $1,243,000, or 6.2%, from approximately $19,899,000 for the year ended December 31, 2005, to approximately $18,656,000 for the year ended December 31, 2006. The declines were attributable to several factors described below.

Net sales in our medical products segment were approximately $29,765,000 in the year ended December 31, 2006, compared to approximately $32,907,000 in the year ended December 31, 2005, a decrease of approximately $3,142,000, or 9.5%. This decrease was due to the net sales decrease of approximately $1,897,000 from the orthopedic segment of Silipos, and a reduction in net sales in our orthotics business before the Silipos acquisition of approximately $1,245,000, discussed in more detail below.

Approximately $762,000 of such reduction in sales is the result of the loss of certain of Canadian orthotics customers, attributable primarily to the termination of our relationship with our Canadian sales representative in March 2005.

Also within the medical products segment, net sales of distributed products for the year ended December 31, 2006 were approximately $4,287,000, compared to approximately $4,084,000 for the year ended December 31, 2005, a decrease of approximately $203,000, or 5.0%. This decrease was primarily attributable to a decrease in the sales of our therapeutic footwear program of approximately $352,000. Additionally, net sales of other distributed products and PPT, a proprietary product, decreased by approximately $66,000 and $64,000, respectively, in the year ended December 31, 2006, compared to the year ended December 31, 2005.

Net sales of Silipos branded orthopedic products were approximately $11,108,000 in the year ended December 31, 2006, compared to approximately $13,007,000 in the year ended December 31, 2005, a decrease of approximately $1,899,000, or 14.6%, which was attributable to the loss of several customers in the three months ended March 31, 2006, but was partially offset by new business generated in the nine months ended December 31, 2006.

We generated net sales of approximately $2,935,000 in our personal care segment in the year ended December 31, 2006, compared to $4,500,000 in the year ended December 31, 2005, a decrease of approximately $1,565,000, or 34.8%. Net sales in the personal care segment represented 20.9% of Silipos’ net sales for the year ended December 31, 2006, compared to 25.7% for the year ended December 31, 2005, and represented 8.3% of total net sales for the year ended December 31, 2006, compared to 11.2% of total net sales for the year ended December 31, 2005. The reason for the decrease in net sales in the personal care segment is the loss of certain customers and high inventory levels of customers, thereby reducing their re-order requirements.

Cost of sales, on a consolidated basis, decreased approximately $434,000, or 2.1%, to approximately $20,056,000 for the year ended December 31, 2006, compared to approximately $20,490,000 for the year ended December 31, 2005. Cost of sales did not decline as much as net sales because manufacturing overhead, which is primarily comprised of fixed expenses, and direct labor of which was fairly consistent with the prior year, more than offset the reduction in material costs (variable) in 2006, compared to 2005.

Cost of sales in the medical products segment were approximately $18,818,000, or 63.2% of medical products net sales in the year ended December 31, 2006, compared to approximately $18,771,000, or 63.1% of medical products net sales in the year ended December 31, 2005.

Costs of sales for custom orthotics were approximately $11,273,000, or 78.5% of net sales of custom orthotics for the year ended December 31, 2006, compared to approximately $11,349,000, or 71.8% of net sales of custom orthotics for the year ended December 31, 2005. Cost of sales of historic distributed products were approximately $2,858,000, or 66.7% of net sales of distributed products in the orthotics business for the year ended December 31, 2006, compared to approximately $2,452,000, or 60.0% of net sales of distributed products in the orthotics business for the year ended December 31, 2005.

Cost of sales for Silipos’ branded orthopedic products were approximately $4,686,000, or 42.4% of net sales of Silipos’ branded orthopedic products of approximately $11,108,000 in the year ended December 31, 2006, compared to approximately $4,970,000, or 38.2% of net sales of Silipos’ branded orthopedic products of approximately $13,007,000 in the year ended December 31, 2005, because of a change in the mix of products, which carry different gross margins.

Cost of sales for personal care products were approximately $1,238,000, or 42.2% of net sales of personal care products of approximately $2,935,000 in the year ended December 31, 2006, compared to approximately $1,718,000, or 41.1% of net sales of personal care products of approximately $4,497,000 in the year ended December 31, 2005. The reason for the decrease of approximately $480,000, or 27.9%, is explained above in cost of sales, on a consolidated basis.

Consolidated gross profit decreased approximately $4,270,000, or 25.2%, to approximately $12,644,000 for the year ended December 31, 2006, compared to approximately $16,914,000 in the year ended December 31, 2005. Consolidated gross profit as a percentage of net sales for the year ended December 31, 2006 was 38.7%, compared to 45.2% for the year ended December 31, 2005. The principal reason for the decrease in consolidated gross profit was the gross profit decrease at Silipos of approximately $2,697,000. Silipos’ blended gross profit (including both medical products and personal care) as a percentage of its net sales for the year ended December 31, 2006 was 57.8%, compared to 61.8% for the year ended December 31, 2005.

Gross profit for the medical products segment was approximately $10,947,000, or 36.8% of net sales of the medical products segment in the year ended December 31, 2006, compared to approximately $14,136,000, or 43.0% of net sales of the medical products segment in the year ended December 31, 2005.

Gross profit for custom orthotics was approximately $3,096,000, or 21.5% of net sales of custom orthotics for the year ended December 31, 2006, compared to approximately $4,465,000, or 28.2% of net sales of custom orthotics for the year ended December 31, 2005. Gross profit for our historic distributed products was approximately $1,429,000, or 33.3% of net sales of distributed products in the medical products business for the year ended December 31, 2006, compared to approximately $1,632,000, or 40.0% of net sales of distributed products in the medical products business for the year ended December 31, 2005. The decrease in gross profit in custom medical products was attributable to increases in overhead expenses, as well as a slight increase in certain material prices. The decrease in gross profit in distributed products from our historical business was attributable to a decrease in the net sales of historic distributed products.

Gross profit generated by Silipos’ branded orthopedic sales was approximately $6,422,000, or 57.8% of net sales of Silipos’ branded orthopedic products for the year ended December 31, 2006, compared to approximately $8,037,000, or 61.8% of net sales of Silipos’ branded orthopedic products for the year ended December 31, 2005.

Gross profit generated by our personal care segment was approximately $1,697,000, or 57.8% of net sales in the personal care segment for the year ended December 31, 2006, compared to approximately $2,779,000, or 61.8% of net sales in the personal care segment for the year ended December 31, 2005.

General and administrative expenses for the year ended December 31, 2006 were approximately $9,726,000, or 29.7% of net sales, compared to approximately $11,499,000, or 30.7% of net sales for the year ended December 31, 2005, representing a decrease of approximately $1,773,000. This decrease was attributable to decreases in stock option compensation expense of approximately $1,071,000, which related to stock options for consulting services and approximately $1,046,000 which related to a modification to a stock option agreement, a decrease in stock-based compensation expense of approximately $742,000, a decrease in professional fees of approximately $660,000 and a decrease in other net general and administrative expenses of approximately $89,000. These decreases were partially offset by an increase of approximately $397,000 due to a loss on pension settlement, an increase in rent expense of approximately $547,000 recognized with respect to the new New York City office lease, an increase in consulting fees of approximately $314,000 incurred primarily with respect to our lean manufacturing initiative, an increase of approximately $236,000 due to the loss on abandonment of certain New York City office space, an increase in consulting fees (primarily information technology related) of approximately $153,000, and an increase of approximately $61,000 due to the write-off of certain assets.

Selling expenses decreased approximately $1,044,000, or 14.7%, to approximately $6,035,000 for the year ended December 31, 2006, compared to approximately $7,079,000 for the year ended December 31, 2005. Selling expenses as a percentage of net sales were 18.5% in the year ended December 31, 2006, compared to 18.9% in the year ended December 31, 2005. Silipos’ selling expenses decreased by approximately $1,155,000, from approximately $4,005,000 in the year ended December 31, 2005, to approximately $2,850,000 in the year ended December 31, 2006. Selling expenses in our medial products business before the Silipos acquisition increased by approximately $268,000, from approximately $3,398,000 in the year ended December 31, 2005, to approximately $3,666,000 in the year ended December 31, 2006. The overall decrease of approximately $887,000 is due to decreases in sales and sales related salaries of approximately $535,000, which includes certain reclassifications of personnel (net of commissions paid to our former Canadian representative), royalties of approximately $262,000, advertising and promotions of approximately $109,000, and other related selling expenses of approximately $169,000, which was offset by increases in consulting and professional fees of approximately $127,000, and severance and severance related expenses of approximately $61,000. Silipos, which sells primarily to distributors, allocates more resources, both in absolute amounts and as a percentage of net sales, into sales, marketing, and sales-related expenses, including royalties and sales commissions, than our medical products business before the Silipos acquisition.

Research and development expenses increased from approximately $470,000 in the year ended December 31, 2005, to approximately $528,000 in the year ended December 31, 2006, an increase of approximately $58,000, or 12.3%, which was primarily attributable to the costs associated with the development of alternative gel formulations.

During 2005 and 2006, the Company performed impairment tests of goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, and evaluation of the useful lives of acquired intangible assets subject to amortization were performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of the impairment test completed as of October 1, 2005, we recognized a loss on impairment of identifiable intangible assets with indefinite lives of $1,600,000 and recorded a loss on impairment of $502,000 with respect to identifiable intangible assets with definitive lives.

Interest income increased from approximately $442,000 in the year ended December 31, 2005, to approximately $629,000 in the year ended December 31, 2006. This increase of approximately $187,000 was due to the liquidity that was available through the August 2006 repayment of the 4% Convertible Notes, discussed below. This liquidity resulted from the net proceeds from our public offering that closed in June 2005, which were available for investment in short-term cash equivalents for eight months in 2006. Additionally, the increase in interest income in 2006, compared to 2005, is attributable to the increase in short-term interest rates.

Interest expense was approximately $944,000 in the year ended December 31, 2006, compared to approximately $2,690,000 for the year ended December 31, 2005, a decrease of approximately $1,746,000. The principal reasons for the decrease in 2006 were that the year ended December 31, 2005 included:

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
(iii)	Amortization of interest expense of approximately $677,000 associated with the increasing-rate debt and interest costs related to the Protection Payment included in the $7.5 Million Note (see Note 11, “Long-Term Debt,” in the financial statements included in Item 8 of this Annual Report); and
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

The provision for income taxes was approximately $443,000 in the year ended December 31, 2006, compared to a benefit for income taxes of approximately $(221,000) in the year ended December 31, 2005. In the year ended December 31, 2006, we provided for current federal income taxes of approximately $23,000, current foreign income taxes of approximately $89,000 and a deferred income tax expense totaling approximately $331,000 (approximately $64,000 of which relates to foreign income taxes). In the year ended December 31, 2005, we provided for current foreign income taxes of approximately $113,000 and a deferred income tax benefit totaling approximately $(340,000). The Company recorded an adjustment of approximately $275,000 for prior year under-accrual of deferred taxes related to an intangible impairment in the year ended December 31, 2006.

Liquidity and Capital Resources

Working capital as of December 31, 2007, was approximately $13,953,000, compared to approximately $33,527,000 as of December 31, 2006. Cash balances at December 31, 2006 were approximately $29,608,000, which was attributable to the receipt of proceeds from the sale on December 8, 2006 of the 5% Convertible Notes totaling $28,880,000 before payment of offering expenses. In January 2007, the Company deployed the proceeds from the 5% Convertible Notes to purchase Twincraft. For the year ended December 31, 2007, accounts receivable increased approximately $4,548,000 and inventory increased $3,823,000, primarily as a result of the acquisition of Twincraft in January 2007. In addition, current liabilities increased by approximately $2,360,000 during the year, also as a result of the acquisition of Twincraft.

In January 2008, the Company sold its Langer UK operations, which is reflected as a loss from discontinued operations of approximately $436,000 in 2007, consisting of a loss from operations for the year ended December 31, 2007 of approximately $267,000 and a loss due to a goodwill impairment of approximately $176,000. The impairment of approximately $176,000 is based upon the sale price of $1,155,000, less the basis of assets sold of approximately $742,000 and transaction costs of approximately $126,000 and goodwill allocated to Langer UK of approximately $463,000.

In the year ended December 31, 2007, we generated a net loss of approximately $4,518,000, which included a provision for income taxes of approximately $235,000, depreciation of property and equipment and amortization of identifiable intangible assets of approximately $4,118,000, and amortization debt acquisition costs, debt discount, and unearned stock compensation of approximately $688,000, and a loss on pension settlement of approximately $143,000. Changes in our operating assets and liabilities generated an additional $1,102,000 in cash. As a result of the above, our net cash provided from operating activities was approximately $1,533,000. Net cash used in operating activities was approximately $341,000 for the year ended December 31, 2006, resulting primarily from decreases in accounts receivable, inventory and prepaid expenses, and an increase in accounts payable and other current liabilities and loss on pension due to settlement.

Net cash used in investing activities was approximately $28,690,000 for the year ended December 31, 2007. Net cash used in investing activities reflects the net cash used for the purchase of Twincraft of approximately $25,901,000, an addition to the increase in restricted cash held in escrow required for this acquisition totaling $1,000,000, the payment of acquisition costs of $419,823, and the purchase of property and equipment, net of disposals, of approximately $1,339,000, principally related to purchases of production equipment, and the purchase of a new consolidation and financial reporting software system. Net cash used in investing activities was approximately $2,030,000 in the year ended December 31, 2006, which reflects the cash payment of costs totaling approximately $507,000 associated with acquisitions finalized in January 2007, and office equipment and leasehold improvements for a new facility in New York City totaling approximately $1,685,000.

Net cash used in financing activities was approximately $258,000. Net cash used in financing activities in the year ended December 31, 2007 includes approximately $267,000 in banking and professional fees paid in connection with the establishment of our Credit Facility with Wachovia Bank. In the year ended December 31, 2006, we generated cash flows from financing activities of approximately $13,255,000, which represents the gross proceeds of approximately $46,000 relating to the exercise of stock options and warrants plus $28,880,000 from the sale of the 5% Convertible Notes less expenses paid through December 31, 2006 of approximately $1,215,000, less the repayment of approximately $14,439,000 of the 4% Convertible Notes on August 31, 2006.

On May 11, 2007, we entered into a $20 million secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, National Association, expiring on September 30, 2011, which bears interest at the lender’s prime rate or, at the Company’s election, at 2 percentage points above an Adjusted Eurodollar Rate, as defined. The obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in all the assets of the Company and its subsidiaries. The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million. As of December 31, 2007, the Company has not made any draws on the Credit Facility and has approximately $5.9 million available under the Credit Facility. Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At December 31, 2007, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $87,000, and other outstanding letters of credit of approximately $571,000.

Our 2008 plan for capital investments is to approve additions to property and equipment as the need may arise to support growth of revenues and provide for needed equipment replacement.

We believe that, based upon current levels of operations and anticipated growth, cash to be generated from operations, together with other available sources of liquidity, including borrowings available under our new Credit Facility, will be sufficient for the next twelve months to fund anticipated capital expenditures and make the required payments of interest on the 5% Convertible Notes. There can be no assurance, however, that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs. In addition, to continue our growth strategy which contemplates making additional acquisitions, we may need to raise additional funds for this purpose. In such event, we would likely need to raise additional funds through banks or other institutional lenders or debt financings, or through public or private equity offerings. We cannot assure you that any such funds will be available to us on favorable terms, or at all.

Changes in Significant Balance Sheet Accounts — December 31, 2007

Accounts receivable, net, increased from approximately $4,216,000 at December 31, 2006 to approximately $8,764,000 at December 31, 2007, an increase of approximately $4,474,000. The net accounts receivable of Twincraft and Regal at December 31, 2007 were approximately $3,730,000 and $1,009,000, respectively, which is the primary reason for the increase. The allowance for doubtful accounts and returns and allowances increased by approximately $928,000 over the year ended December 31, 2007, which correlates with the increase in overall receivables outstanding.

Inventories, net, increased from approximately $2,858,000 at December 31, 2006 to approximately $6,680,000 at December 31, 2007, an increase of approximately $3,822,000. The net inventories of Twincraft and Regal at December 31, 2007 were approximately $3,852,000 and $60,000, respectively, which is the primary reason for the increase.

Assets held for sale of approximately $1,502,000, along with liabilities related to assets held for sale of approximately $472,000, represent the assets and liabilities of Langer UK, which were sold in January 2008.

Property and equipment, net, increased from approximately $8,042,000 at December 31, 2006 to approximately $14,593,000 at December 31, 2007, an increase of approximately $6,551,000. This increase is due to the addition of assets acquired from Twincraft and Regal of approximately $7,722,000 and $25,000 respectively, purchases of new property and equipment during the year of approximately $1,522,000, and depreciation expense during the year of $2,801,000. Included in depreciation expense is $115,886, which represents the additional expense associated with the acceleration of the term of the depreciation of leasehold improvements on our 41 Madison Avenue, New York City corporate headquarters and sales office. Management anticipates that we will vacate the premises in May 2008 and find new, smaller and lower cost office space.

Identifiable intangible assets, net, increased from approximately $5,961,000 at December 31, 2006 to approximately $14,458,000 at December 31, 2007, an increase of approximately $8,497,000. This increase is attributable to the addition of approximately $7,215,000 related to the Twincraft repeat customer base and approximately $2,629,000 of trade names used by Twincraft, less amortization of intangible assets in the year ended December 31, 2007 of approximately $1,347,000.

Goodwill increased from approximately $14,119,000 at December 31, 2006 to approximately $21,956,000 at December 31, 2007, an increase of approximately $7,837,000. The increases were as a result of the acquisitions of Twincraft with associated goodwill of $7,022,000 and Regal with associated goodwill of $1,278,000, which is offset by the approximately $463,000 decrease in goodwill associated with Langer UK’s disposed operations.

Accounts payable increased from approximately $1,106,000 at December 31, 2006 to approximately $3,149,000 at December 31, 2007, an increase of $2,043,000. This increase is attributable to the additions to accounts payable from our newly-acquired subsidiaries, Twincraft and Regal, who had accounts payable at December 31, 2007 of approximately $1,880,000 and $178,000, respectively.

Changes in Significant Balance Sheet Accounts — December 31, 2006

Accounts receivable, net, decreased from approximately $4,690,000 at December 31, 2005, to approximately $4,216,000 at December 31, 2006, a decrease of approximately $474,000. The decrease is primarily attributable to a decrease in accounts receivable relating to our custom orthotics business of approximately $482,000, along with a net increase in our allowance for doubtful accounts of approximately $41,000.

Inventories, net, decreased from approximately $3,738,000 at December 31, 2005, to approximately $2,858,000 at December 31, 2006, a decrease of approximately $880,000, which was attributable partially to the net increase in the reserve for excess or obsolete inventory from approximately $564,000 at December 31, 2005 to approximately $885,000 at December 31, 2006 and partly to our focus to reduce certain excess inventory levels, principally in the distributed products group of our medical products segment.

Prepaid expenses and other current assets increased from approximately $778,000 at December 31, 2005, to approximately $816,000 at December 31, 2006, an increase of approximately $38,000. The increase was primarily attributable to increases in prepaid insurance, which was partially offset by decreases in prepaid medical premiums, prepaid convention expenses and prepaid supplies due to the establishment of certain cost containment initiatives, and the write-off of certain assets.

Property and equipment, net, increased from approximately $6,857,000 at December 31, 2005, to approximately $8,042,000 at December 31, 2006, an increase of approximately $1,185,000. The change was primarily attributable to the investment in property and equipment of approximately $2,360,000, offset by depreciation expense of approximately $1,147,000 in the year ended December 31, 2006. The increase is primarily attributable to the leasehold improvements and furnishings made to the new New York City lease office space totaling approximately $1,685,000, plus other additions of approximately $675,000.

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

Goodwill was approximately $13,656,000 at both December 31, 2005 and December 31, 2006, which excludes approximately $463,000 of goodwill attributable to Langer UK, which is classified as assets held for sale.

Accounts payable increased from approximately $970,000 at December 31, 2005, to approximately $1,106,000 at December 31, 2006, an increase of approximately $136,000, which was consistent with our level of operation.

Other current liabilities decreased from approximately $3,395,000 at December 31, 2005, to approximately $3,212,000 at December 31, 2006, a decrease of approximately $183,000. The change was primarily attributable to decreases in accrued professional fees of approximately $396,000, accrued severance of approximately $219,000, accrued bonuses of approximately $126,000, and accrued interest with respect to our capital lease of approximately $104,000. These decreases were partially offset by increases in certain accrued liabilities such as accrued acquisition costs of approximately $473,000 relating to our acquisitions finalized in January 2007, and costs relating to the loss on abandonment of certain New York City office space of approximately $200,000.

Deferred income taxes payable increased by approximately $362,000, from approximately $1,309,000 at December 31, 2005, to approximately $1,671,000 at December 31, 2006. The increase was primarily attributable to the income tax effect of the amortization deducted for income tax purposes related to goodwill and trade names, which are not amortizable for financial reporting purposes.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of December 31, 2007 measured from the end of our current fiscal year (December 31):

	Payments Due by Period (In Thousands)
Contractual Obligations	Total	Less Than Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
Operating Lease Obligations	$10,941	$2,009	$3,192	$2,409	$3,331
Capital Lease Obligations	5,147	432	897	948	2,870
Interest on Long-term Debt	6,427	1,455	4,351	621	—
5% Convertible Notes due December 7, 2011	28,880	—	—	28,880	—
Note Payable to Landlord	149	36	86	27	—
Severance Obligations	10	10	—	—	—
Total	$51,554	$3,942	$8,526	$32,885	$6,201

Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”). The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The shares of the Company’s common stock acquirable upon conversion of the 5% Convertible Notes, which may include additional number of shares of common stock as may be issuable on account of adjustments of the conversion price under the 5% Convertible Notes. The Company filed a registration statement with respect to the shares acquirable on conversion of the 5% Convertible Notes (the “Underlying Shares”) and has filed Amendment No. 1 of the registration statement on November 19, 2007. The Company has received a comment letter from the Securities and Exchange Commission dated December 18, 2007, and expects to file Amendment No. 2 thereof in April 2008.

The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007. For the years ended December 31, 2007 and 2006 the Company recorded interest expense related to the 5% Convertible Notes of approximately $1,443,000 and $97,000, respectively. Subject to the agreements of certain holders of the 5% Convertible Notes described at the end of this paragraph, at the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes. On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares. This resulted in a debt discount of $476,873, which is amortized over the term of the 5% Convertible Notes and is recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the years ended December 31, 2007 was approximately $86,000.

The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date; and (iv) at any time after December 7, 2007, if the closing price of the Common Stock of the Company on the NASDAQ Stock Market (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into Common Stock at the conversion price then applicable. The Company has obtained agreements from holders of approximately $24,000,000 in principal amount of the 5% Convertible Notes not to convert their notes prior to the approval by the stockholders of the issuance of the common stock issuable upon conversion of the notes. The Company had a Special Meeting of Stockholders on April 19, 2007, to obtain such approval, and holders of approximately 50% of the Company’s common stock agreed to vote in favor of such approval at any meeting of stockholders held prior to July 1, 2007.

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

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of $2,700,000 as of December 31, 2007. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment on the 5% Convertible Notes. The amortization of these costs for the year ended December 31, 2007 was $262,700.

On October 31, 2001, the Company completed the sale in a private placement, of $14,589,000 principal amount of its 4% convertible subordinated notes due and paid in full, plus accrued interest, on August 31, 2006. The amortization of acquisition costs associated with these notes for the year ended December 31, 2006 was $127,853, and was included in interest expense in the consolidated statements of operations. Interest expense on the 4% Convertible Notes for the year ended December 31, 2006 was $385,040. The notes were paid in full on the due date, August 31, 2006.

In June 2006, the Company elected, pursuant to its option under the lease of space at 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”). The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest totaling $4,006, commencing August 2006. The Note is secured by a $202,320 increase to an unsecured letter of credit originally provided to the landlord at lease commencement. The amount of the revised unsecured letter of credit is $570,992. The current portion of the Note, $35,541, is included in other current liabilities, including current installments of note payable, and the non-current portion of the Note of $113,309 at December 31, 2007.

Seasonality

Revenue derived from our sales of orthotic devices in North America has historically been significantly higher in the warmer months of the year. Other factors which can result in quarterly variations include the timing and amount of new business generated by us, the timing of new product introductions, our revenue mix, the timing of additional selling, general and administrative expenses to support the anticipated growth and development of new business units and the competitive and fluctuating economic conditions in the medical products, personal care, and durable medical goods industries.

Inflation

We have in the past been able to increase the prices of our products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, and anticipate that we will be able to continue to do so in the future.

Recently Issued Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company is evaluating SFAS No. 157 and its impact on the Company’s consolidated financial statements, but it is not expected to have a significant impact.

On February 22, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter fiscal 2009, is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest of an acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No.141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. We anticipate this will have a material effect on future acquisitions upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which requires (1) ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on our results of operations or our financial position.

Unaudited Quarterly Financial Data

Set forth below is certain unaudited quarterly financial data for each of the last eight quarters, and such data expressed as a percentage of our revenue for the respective quarters. The information has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such quarterly information in accordance with generally accepted accounting principles. The operations of Langer UK, Limited have been classified as discontinued operations in our consolidated financial statements. As a result, the information reported below may be different than amounts reported previously. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	Mar. 31, 2006	June 30, 2006	Sep. 30, 2006	Dec. 31, 2006(1)	Mar. 31, 2007	June 30, 2007	Sep. 30, 2007	Dec. 31, 2007(2)
	(In Thousands, Except per Share Data)
Net sales	$7,787	$8,541	$8,373	$7,998	$14,321	$16,598	$16,611	$15,383
Cost of sales	4,923	4,921	4,862	5,350	9,030	10,817	10,384	10,292
Gross profit	2,864	3,620	3,511	2,648	5,291	5,781	6,227	5,091
Selling expenses	1,741	1,573	1,443	1,278	2,098	2,468	2,476	2,376
General and administrative expenses	2,185	2,206	2,321	3,013	3,244	3,394	3,689	3,739
Research and development expenses	123	142	152	111	197	211	224	208
Operating (loss) income	(1,185)	(301)	(405)	(1,754)	(248)	(292)	(162)	(1,232)
Other Income (Expense)
Interest income	159	211	151	108	132	73	22	30
Interest expense	(303)	(277)	(217)	(147)	(526)	(548)	(556)	(556)
Other income (expense)	(8)	28	3	(26)	(7)	(11)	4	36
Other expense, net	(152)	(38)	(63)	(65)	(401)	(486)	(530)	(490)
Loss from continuing operations before income taxes	(1,337)	(339)	(468)	(1,819)	(649)	(778)	(692)	(1,722)
(Provision for) benefit from income taxes	(7)	(6)	21	(510)	(63)	(44)	(102)	(24)
Loss from continuing operations	(1,344)	(345)	(447)	(2,329)	(712)	(822)	(794)	(1.746)
Discontinued operations:
(Loss) from operations of discontinued subsidiary	(81)	(136)	(106)	(121)	(72)	(28)	(43)	(301)
Income tax benefit (provision)	(1)			57
Loss from discontinued operations	(82)	(136)	(106)	(64)	(72)	(28)	(43)	(301)
Net loss	$(1,426)	$(481)	$(553)	$(2,393)	$(784)	$(850)	$(837)	$(2,047)
Net loss per share:
Basic and diluted:
Loss from continuing operations	$(0.14)	$(0.03)	$(0.04)	$(0.23)	$(0.06)	$(0.07	$(0.07)	$(0.15)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.00)	(0.00)	(0.03)
Basic and diluted loss per share	$(0.15)	$(0.04)	$(0.05)	$(0.24)	$(0.07)	$(0.07)	$(0.07)	$(0.18)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.2	57.6	58.1	66.9	63.1	65.2	62.5	66.9
Gross profit	36.8	42.4	41.9	33.1	36.9	34.8	37.5	33.1
Selling expenses	22.4	18.4	17.2	16.0	14.6	14.9	14.9	15.4
General and administrative expenses	29.1	26.8	28.7	38.7	23.2	21.0	22.7	24.9
Research and development expenses	1.6	1.7	1.8	1.4	1.4	1.3	1.3	1.4
Provision for impairment of identifiable intangible assets.	—	—	—	—	—	—	—	—
Operating (loss) income	(15.3)	(3.5)	(4.8)	(22.0)	(1.8)	(1.8)	(0.9)	(8.0)
Other Income (Expense)
Interest income	2.0	2.5	1.8	1.4	0.9	0.4	0.1	0.2
Interest expense	(3.9)	(3.2)	(2.6)	(1.8)	(3.7)	(3.3)	(3.3)	(3.6)
Other income (expense)	(0.1)	0.3	0.0	(0.3)	(0.0)	(0.1)	0.0	0.2
Other expense, net	(2.0)	(0.4)	(0.8)	(0.7)	(2.8)	(3.0)	(3.2)	(3.2)
Loss from continuing operations before income taxes	(17.3)	(3.9)	(5.6)	(22.7)	(4.6)	(4.8)	(4.1)	(11.2)
(Provision for) benefit from income taxes	(0.1)	(0.1)	(0.3)	(6.4)	(0.4)	(0.3)	(0.6)	(0.2)
Net loss from continuing operations	(17.4)	(4.0)	(5.3)	(29.1)	(5.0)	(5.1)	(4.7)	(11.4)
Discontinued operations:
Income (loss) from operations of discontinued subsidiary	(1.0)	(1.6)	(1.3)	(1.5)	(0.5)	(0.2)	(0.3)	(1.9)
Income tax benefit (provision)	(0.0)	—	—	0.7	—	—	—	—
Loss from discontinued operations	(1.1)	(1.6)	(1.3)	(0.8)	(0.5)	(0.2)	(0.3)	(1.9)
Net loss	(18.3)%	(5.6)%	(6.6)%	(29.9)%	(5.5)%	(5.1)%	(5.0)%	(13.3)%

(1)	Included in the operating results for the quarter ended December 31, 2006 were:
(a)	an additional provision for inventory obsolescence of approximately $286,000;
(b)	a pension settlement loss of approximately $397,000;
(c)	the loss on abandonment of certain New York City office space of approximately $112,000; and
(d)	a provision for income taxes of approximately $437,000.
(2)	Included in the discontinued operations for the quarter ended December 31, 2007 were:
(a)	an accrual for the loss on the sale of Langer UK of approximately $176,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In general, business enterprises can be exposed to market risks, including fluctuation in commodity and raw materials prices, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing activities. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in commodities and raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives.

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
Deer Park, New York

We have audited the accompanying consolidated balance sheets of Langer, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the schedule in connection with our audits of the financial statements, listed in the accompanying Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Langer, Inc. and Subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(p) to the consolidated financial statements, in 2006, the Company changed their method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

Also, in our opinion, the schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(Signed BDO Seidman, LLP)

Melville, New York
March 28, 2008

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,422,453	$29,608,479
Restricted cash – escrow	1,000,000	—
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $1,048,837 and $539,321, respectively	8,764,401	4,216,016
Inventories, net	6,680,353	2,857,570
Assets held for sale	1,501,717	1,241,368
Prepaid expenses and other current assets	1,156,333	815,513
Total current assets	21,525,257	38,738,946
Property and equipment, net	14,592,616	8,041,808
Identifiable intangible assets, net	14,457,669	5,960,590
Goodwill	21,956,430	14,119,213
Other assets	1,158,697	1,988,913
Total assets	$73,690,669	$68,849,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,148,921	$1,105,509
Liabilities related to assets held for sale	472,318	501,907
Other current liabilities, including current installment of note payable	3,614,462	3,212,415
Unearned revenue	336,232	392,215
Total current liabilities	7,571,933	5,212,046
Long-term debt:
5% Convertible Notes, net of debt discount of $390,771 at December 31, 2007	28,489,229	28,880,000
Notes payable	113,309	151,970
Obligation under capital lease	2,700,000	2,700,000
Unearned revenue	83,682	100,438
Deferred income taxes payable	1,801,653	1,670,529
Other liabilities	1,043,288	1,117,623
Total liabilities	41,803,094	39,832,606
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 11,588,512 and 10,156,673 respectively	231,771	203,134
Additional paid in capital	53,800,139	46,951,501
Accumulated deficit	(22,713,086)	(18,195,109)
Accumulated other comprehensive income	765,392	253,979
	32,084,216	29,213,505
Treasury stock at cost, 84,300 shares	(196,641)	(196,641)
Total stockholders’ equity	31,887,575	29,016,864
Total liabilities and stockholders’ equity	$73,690,669	$68,849,470

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
Net sales	$62,912,298	$32,699,304	$37,403,853
Cost of sales	40,523,793	20,055,605	20,489,589
Gross profit	22,388,505	12,643,699	16,914,264
General and administrative expenses	14,066,476	9,726,270	11,498,704
Selling expenses	9,418,661	6,035,326	7,079,229
Research and development expenses	837,934	528,421	469,971
Provision for impairment of identifiable intangible assets	—	—	2,102,000
Operating loss	(1,934,566)	(3,646,318)	(4,235,640)
Other expense, net:
Interest income	257,964	629,409	441,517
Interest expense	(2,186,100)	(943,629)	(2,689,638)
Change in fair value of Put Option	—	—	1,750,000
Other	22,329	(3,731)	52,875
Other expense, net	(1,905,807)	(317,951)	(445,246)
Loss from continuing operations before income taxes	(3,840,373)	(3,964,269)	(4,680,886)
(Provision for) benefit from income taxes (Note 17)	(234,771)	(502,396)	227,391
Loss from continuing operations	(4,075,144)	(4,466,665)	(4,453,495)
Discontinued Operations:
Loss from operations of discontinued subsidiary (including goodwill impairment of $175,558)	(442,833)	(443,127)	(77,542)
(Provision for) benefit from income taxes	—	56,303	(26,231)
Loss from discontinued operations	(442,833)	(386,824)	(103,773)
Net Loss	$(4,517,977)	$(4,853,489)	$(4,557,268)
Net Loss per common share:
Basic and diluted:
Loss from continuing operations	$(0.36)	$(0.45)	$(0.61)
Loss from discontinued operations	(0.04)	(0.04)	(0.02)
Basic and diluted loss per share	$(0.40)	$(0.49)	$(0.63)
Weighted average number of common shares used in computation of net (loss) per share:
Basic and diluted	11,484,486	9,977,972	7,277,240

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock						Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Treasury Stock	Unearned Stock Compensation	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Unrecognized Periodic Pension Costs	Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2005	4,505,033	$90,101	$(115,457)	$(277,083)	$14,441,541	$(8,784,352)	$294,151	$(434,208)		5,214,693
Net loss						(4,557,268)			$(4,557,268)
Foreign currency adjustment							(67,383)		(67,383)
Minimum pension liability adjustment, net of tax								4,349	4,349
Total comprehensive loss									$(4,620,302)	(4,620,302)
Stock grant for consulting services	901	18			4,982					5,000
Common stock issued for restricted stock grants	100,000	2,000		(465,000)	463,000
Amortization of unearned stock compensation				742,083						742,083
Effect of stock options issued for compensation for services					1,256,988					1,256,988
Sale of stock in public offering	5,226,989	104,540			33,870,889					33,975,429
Expenses of public offering, including sales commissions					(4,673,686)					(4,673,686)
Stock returned to treasury in settlement of obligations			(81,184)							(81,184)
Effect of modification to stock option agreement					1,045,625					1,045,625
Conversion of Convertible Note to common stock, net	25,000	500			147,115					147,615
Exercise of stock options	110,000	2,200			165,550					167,750
Exercise of warrants	25,000	500								500
Balance at December 31, 2005	9,992,923	199,859	(196,641)		46,722,004	(13,341,620)	226,768	(429,859)		33,180,511

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)

	Common Stock						Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Treasury Stock	Unearned Stock Compensation	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Unrecognized Periodic Pension Costs	Comprehensive Income	Total Stockholders’ Equity
Net loss						(4,853,489)			$(4,853,489)
Foreign currency adjustment					170,682				170,682
Unrecognized actuarial loss								375,335		375,335
Unrecognized transition costs								(88,947)		(88,947)
Total comprehensive loss									$(4,682,807)	(4,682,807)
Stock-based compensation expense					186,322					186,322
Exercise of stock options	128,750	2,575			43,175					45,750
Exercise of warrants	35,000	700								700
Balance at December 31, 2006	10,156,673	203,134	(196,641)		46,951,501	(18,195,109)	397,450	(143,471)		29,016,864
Net loss						(4,517,977)			(4,517,977)
Actuarial loss written off due to plan termination								54,524		54,524
Unrecognized transition costs written off due to plan termination								88,947		88,947
Foreign currency adjustment							367,942		367,942
									(4,150,035)	(4,150,035)
Stock-based compensation expense					281,660					281,660
Discount on 5% Convertible Notes					476,873					476,873
Issuance of stock to purchase Regal	333,483	6,670			1,365,279					1,371,949
Issuance of stock to purchase Twincraft	1,068,356	21,367			4,679,676					4,701,043
Exercise of stock options	30,000	600			45,150					45,750
Balance at December 31, 2007	11,588,512	$231,771	$(196,641)		$53,800,139	$(22,713,086)	$765,392	$—		$31,887,575

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net loss	$(4,517,977)	$(4,853,489)	$(4,557,268)
Loss from discontinued operations	442,833	386,824	103,773
Loss from continuing operations	(4,075,144)	(4,466,665)	(4,453,495)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	4,118,038	1,758,780	1,620,763
Gain on sale of property and equipment	—	(1,348)	(10,402)
Loss on abandonment of property and equipment	28,193	8,046	—
Provision for impairment of identifiable intangible assets	—	—	2,102,000
Change in fair value of Put Option	—	—	(1,750,000)
Amortization of debt acquisition costs	320,283	144,185	262,940
Amortization of debt discount	86,102	—	678,502
Amortization of unearned stock compensation	—	—	742,083
Compensation expense for options issued for services and option modification	—	—	2,302,613
Loss on plan termination	143,471	—	—
Loss on pension settlement	—	407,154	—
Stock-based compensation expense	281,660	186,322	—
Provision for doubtful accounts receivable	1,357,545	223,168	151,066
Deferred income tax (benefit) provision	131,124	307,673	(312,818)
Issuance of stock for services	—	—	5,000
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,382,955)	311,560	1,672,015
Inventories	483,640	927,018	708,465
Prepaid expenses and other current assets	(77,169)	223,725	91,920
Other assets	777,426	126,021	167,512
Accounts payable and other current liabilities	(262,372)	315,078	134
Unearned revenue and other liabilities	(171,138)	(497,301)	(141,288)
Net cash provided by (used in) operating activities of continuing operations	1,758,704	(26,584)	3,837,010
Net cash provided by (used in) operating activities of discontinued operations	(226,194)	(314,224)	30,145
Net cash provided by operating activities	1,532,510	(340,808)	3,867,155
Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	1,000	2,270	70,000
Purchase of property and equipment	(1,339,989)	(1,492,469)	(970,071)
Increase in restricted cash – escrow	(1,000,000)	—	—
Deferred acquisition costs	(419,823)	(506,526)	—
Deposits	—	—	(130,975)
Purchase of businesses, net of cash acquired	(25,901,387)	—	(1,277,194)
Net cash used in investing activities for continuing operations	(28,660,199)	(1,996,725)	(2,308,240)
Net cash used in investing activities of discontinued operations	(29,836)	(33,072)	(19,810)
Net cash used in investing activities	(28,690,035)	(2,029,797)	(2,328,050)

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	For the Years Ended December 31,
	2007	2006	2005

Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	28,880,000	—
Proceeds from the exercise of stock options	45,750	45,750	167,750
Proceeds from the exercise of warrants	—	700	500
Repayment of convertible notes	—	(14,439,000)	—
Deferred financing costs	(267,492)	(1,215,082)	—
Repayment of note payable	(36,265)	(17,205)	—
Sale of stock in public offering	—	—	33,975,429
Repayment of promissory notes	—	—	(10,491,000)
Repayment of senior subordinated notes payable	—	—	(5,500,000)
Offering expense paid, including sales commission	—	—	(4,665,383)
Cash paid to settle withholding obligation	—	—	(81,184)
Net cash provided by financing activities of continuing operations	(258,007)	13,255,163	13,406,112
Net cash provided by (used in) financing activities of discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(258,007)	13,255,163	13,406,112
Effect of exchange rate changes on cash	70,988	53,450	(26,077)
Net increase (decrease) in cash and cash equivalents	(27,344,544)	10,938,008	14,919,140
Cash and cash equivalents at beginning of year, including $158,518, $99,847, and $58,671, reported under assets held for sale in 2007, 2006 and 2005, respectively.	29,766,997	18,828,989	3,909,849
Cash and cash equivalents at end of year, including $158,518, and $99,847, reported under assets available for sale in 2006 and 2005, respectively.	$2,422,453	$29,766,997	$18,828,989
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,876,744	$761,786	$1,959,481
Income taxes	$67,932	$59,983	$100,669
Supplemental Disclosures of Non Cash Investing Activities:
Issuance of stock related to acquisition of Regal	$1,371,949
Issuance of stock related to acquisition of Twincraft	$4,700,766
Certain capitalized acquisition costs are unpaid and in accrued liabilities		$419,823
Reduction in purchase price of business acquired satisfied by the reduction of the principal balance of the $7.5 Million Note			$232,000
Supplemental Disclosures of Non Cash Financing Activities:
Leasehold improvement funded by landlord accounted for as deferred credit		$606,960
Issuance of note payable to fund leasehold improvements		$202,320
Accounts payable and accrued liabilities relating to property and equipment	$184,800	$33,056	$7,887
Conversion of Convertible Note to common stock, net			$147,615
Increase in accounts payable relating to expenses of public offering			$8,303
Stock returned to treasury from stock award to satisfy withholding obligation			$81,184
Discount on debt	$476,873

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Langer, Inc. and its subsidiaries (the “Company” or “Langer”). All significant intercompany transactions and balances have been eliminated in consolidation.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities relating to Langer (UK) Limited (“Langer UK”) have been reclassified as held for sale in the Consolidated Balance Sheets for all periods presented and the results of operations of Langer UK for the current and prior periods have been reported as discontinued operations. The Company sold the capital stock of Langer UK to a third party on January 18, 2008. We classify as discontinued operations for all periods presented any component of our business that we believe is probable of being sold or has been sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes. For those components, we have no significant continuing involvement after disposal, and their operations and cash flows are eliminated from our ongoing operations. Sales of significant components of our business not classified as discontinued operations are reported as a component of income from continuing operations.

(b) Description of the Business

The Company specializes in the designing, manufacturing, distributing and marketing of high quality foot and gait-related biomechanical products. Through its wholly owned subsidiaries, Silipos, Inc. and Twincraft, Inc., the Company offers a diverse line of bar soap and other skincare products for the private label retail, medical and therapeutic markets. In addition, the Company maintains a diversified range of products that is comprised of (i) custom orthotic devices ordered by healthcare professionals, and (ii) pre-fabricated orthopedic rehabilitation and recovery devices, targeting the long-term care, orthopedic, orthotic and prosthetic markets. Another wholly owned subsidiary, Regal, markets and distributes durable medical goods to long-term care facilities.

(c) Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment. The Company generally does not have any post-shipment obligations to customers other than for product warranties. The Company generally warrants its medical products against defects in materials and workmanship for a period of six months. The Company records a provision for estimated future costs associated with its warranties of fabricated products/custom orthotics as warranty reserves upon shipment, based upon historical experience. The Company offers extended warranty contracts which are recorded as deferred revenue and recognized over the lives of the contracts (24 months) on a straight-line basis. Revenue from shipping and handling fees is included in net sales in the consolidated statements of operations. Costs incurred for shipping and handling are included in cost of sales in the consolidated statements of operations.

(d) Advertising and Promotion Expenses

Advertising and promotion costs are expensed as incurred. Advertising and promotion expenses were approximately $503,000, $988,000 and $1,098,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

(g) Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method. The lives on which depreciation and amortization are computed are as follows:

Building and improvements	20 years
Office furniture and equipment	3 – 10 years
Computer equipment and software	3 – 10 years
Machinery and equipment	5 – 15 years
Leasehold improvements	5 – 10 years or term of lease if shorter
Automobiles	3 – 5 years

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

(h) Goodwill and Identifiable Intangible Assets with Indefinite Lives and Identifiable Intangible Assets with Definite Lives

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill and identifiable intangible assets with indefinite lives (trade names). Instead these assets are reviewed for impairment on an annual basis (October 1). Goodwill is reviewed at the reporting unit level, using a discounted cash flow approach, and trade names are valued using the relief of royalty method. Based upon the review of impairment, the Company recorded a provision for impairment of $1,600,000 in the year ended December 31, 2005 with respect to the Benefoot trademark because the fair value of the trademark was de minimus based upon management’s determination that it will no longer rely on or use such trademark in the marketplace. In December 2007 the Company recorded an impairment of $175,558 related to the allocated portion of goodwill related to Langer UK as a result of the net loss associated with the sale of Langer UK in January 2008. Such impairment is included in loss from operations of discontinued subsidiary. No impairment provision for goodwill was recorded for the year ended December 31, 2006.

The Company has certain identifiable intangible assets with definite lives such as non-compete agreements, license agreements, and customer lists, which are amortized over their useful lives on a straight-line method or on an accelerated method which appropriately reflects the economic benefit of the related intangible asset. These intangibles are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the year ended December 31, 2005, the Company recorded a provision for impairment of $502,000 with respect to identifiable intangible assets with definite lives in accordance with SFAS No. 144. The provision was determined based upon expected discounted cash flow and recoverability of net assets. No impairment provision was recorded for the years ended December 31, 2006 and 2007.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies  – (continued)

(i) Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed or to be claimed in tax returns that do not meet these measurement standards. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial statements, as the Company believes they have no uncertain tax positions.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2003 and forward. The Company’s major taxing jurisdictions include the United States, Canada, and the United Kingdom. Within the United States, Vermont, Pennsylvania and New York could give rise to significant tax liabilities.

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

(n) Fair Value of Financial Instruments

At December 31, 2007 and 2006, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity. The carrying value of long-term debt at December 31, 2007 and 2006 also approximated fair value based on borrowing rates currently available to the Company for debt with similar terms.

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

(p) Stock-Based Compensation

The Company’s consolidated financial statements as of and for the year ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R), “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Prior to 2006, the Company accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense is reflected in net income (loss), as all options granted under those plans had an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. Stock-based compensation expense recognized under SFAS No. 123(R) was $281,660 and $186,322 for the years ended December 31, 2007 and 2006, respectively. See Note 14, “Stock Options” for additional information.

The following table shows the pro forma expense for the year ended December 31, 2005 had the Company adopted SFAS No. 123(R):

For the Year Ended December 31, 2005
Net (loss) income – as reported	$(4,557,268)
Deduct: Total stock-based employee compensation expense determined under fair value basis method for all awards	(3,882,026)
Add: Total stock-based employee compensation expense determined under the intrinsic value method reflected in the statement of operations	1,045,625
Pro forma net loss:	$(7,393,669)
(Loss) Earnings per share:
Basic and diluted – as reported	$(.63)
Basic and diluted – pro forma	$(1.02)

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies  – (continued)

(q) Defined Benefit Pension and Other Postretirement Plans

On September 29, 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 changes the requirements for accounting for defined benefit pension and other postretirement plans, including requiring companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. SFAS No. 158 also requires that companies measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for the year ended December 31, 2006.

The adoption of SFAS No. 158 did not have a significant effect on the Company’s balance sheet since it had recognized an additional minimum pension liability in the year ended December 31, 2006, in conjunction with the plan. The balance sheet was impacted by the adoption of SFAS No. 158 for its accrued benefit costs. Upon the adoption of SFAS No. 158 in 2006, the Company recognized an immediate reduction in its deferred benefit costs of $286,386, with a corresponding decrease to accumulated other comprehensive (loss).

(r) Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market accounts. Accounts receivable are generally diversified due to the number of customers comprising the Company’s customer base. As of December 31, 2007 and 2006, the Company’s allowance for doubtful accounts was approximately $1,467,000 and $539,000. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable. The carrying amounts of these financial instruments are reasonable estimates of their fair value.

(s) Recently Issued Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company is evaluating SFAS No. 157 and its impact on the Company’s consolidated financial statements, but it is not expected to have a significant impact.

On February 22, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter fiscal 2009, is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest of an acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No.141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. We anticipate this will have a material effect on future acquisitions upon adoption.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies  – (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which requires (1) ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on our results of operations or our financial position.

(2) Acquisitions

(a) Acquisition of Regal

On January 8, 2007, the Company acquired the business of Regal Medical Supply, LLC (“Regal”), which is a provider of contracture management products and services to the long-term care market of skilled nursing and assisted living facilities in 22 states. Regal was acquired in an effort to gain access to the long-term care market, to gain a captive distribution channel for certain custom orthotic products the Company manufactures into markets the Company has not previously penetrated, and to establish a national network of service professionals to enhance its customer relationships in both its core and new markets. The results of operations of Regal since January 8, 2007 have been included in the Company’s consolidated financial statements as part of its own operating segment.

The initial consideration for the acquisition of Regal (before post-closing adjustments) was approximately $1,640,000, which was paid through the issuance of 379,167 shares of the Company’s common stock valued under the asset purchase agreement at a price of $4.329 per share. In addition, transaction costs in the amount of $69,721 were incurred, which increased the purchase price to $1,709,721. The purchase price was subject to a post-closing downward adjustment to the extent that the working capital as reflected on Regal’s January 8, 2007 (closing date) balance sheet was less than $675,000. On March 12, 2007, the Company and Regal agreed to a post-closing downward adjustment, pursuant to terms of the purchase agreement, reducing the price from $1,709,721 to $1,441,670, which was effected by the cancellation of 45,684 shares, which were valued for purposes of the adjustment at $4.114 per share, which was the average closing price of the Company’s common stock on The NASDAQ Global Market (“NASDAQ”) for the 5 trading days ended December 19, 2006. Subsequently, the Company reclassified certain assets of $100,000, which represents amounts to be paid to the Company resulting from receivables acquired but not collected pursuant to the terms of the purchase agreement, and is now the subject of a claim by the Company pursuant to the purchase agreement. The return of the purchase price consideration may be settled in the form of cash or the return of shares. The Company entered into a three-year employment agreement with a former employee and member of the seller and a non-competition agreement with the seller and seller’s members.

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

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Acquisitions  – (continued)

The following table provides the final allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at January 8, 2007:

Assets:
Accounts receivable	$387,409
Amounts receivable from seller	100,000
Property and equipment	25,030
Goodwill	1,277,521
1,789,960
Liabilities:
Accounts payable	275,206
Accrued liabilities	73,084
348,290
Total purchase price	$1,441,670

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will not amortize goodwill. The value of allocated goodwill is not deductible for income tax purposes.

(b) Acquisition of Twincraft

On January 23, 2007, the Company completed the acquisition of all of the outstanding stock of Twincraft. Twincraft is a leading private label manufacturer of specialty bar soaps supplying the health and beauty markets, mass markets and direct marketing channels and operates out of a manufacturing facility in Winooski, Vermont. Twincraft was acquired to enable the Company to expand into additional product categories in the personal care market, to increase the Company’s customer exposure for its current line of Silipos gel-based skincare products, and to take advantage of potential commonalities in research and development advances between Twincraft’s and the Company’s current product lines. The purchase price for Twincraft was determined by arm’s length negotiations between the Company and the former stockholders of Twincraft and was based in part upon analyses and due diligence, which the Company performed on the financial records of Twincraft, focusing on enterprise value, historic cash flows and expected future cash flows to determine valuation. The results of operations of Twincraft since January 23, 2007 (the date of acquisition) have been included in the Company’s consolidated financial statements as part of the personal care products operating segment.

The purchase price paid for Twincraft at the time of closing was approximately $26,650,000, of which $1,500,000 was held in two separate escrows to partially secure payment of any indemnification claims, and payment for any purchase price adjustments and/or working capital adjustments based on the final post-closing audit. On May 30, 2007, the escrow of $500,000 was released to the sellers of Twincraft. The remaining escrow of $1,000,000 will not be released until 18 months after the closing, net of any claims which the Company has against the escrow. This portion of the escrow is considered to be contingent consideration and not part of the purchase price and is classified as restricted cash on the Company’s consolidated balance sheet. These escrow funds will increase goodwill when and if they are released in July 2008. The purchase price was paid 85% in cash and the balance through the issuance of the Company’s common stock to the sellers of Twincraft, which was valued based on the average closing price of the Company’s common stock on the two days before, two days after, and on November 14, 2006, which was the date the Company and Twincraft’s stockholders entered into the purchase agreement. The purchase price was subject to adjustment based on Twincraft’s working capital target of $5,100,000 at closing, and operating performance for the year ended December 31, 2006. On May 15, 2007, the working capital adjustment, which was agreed to by the Company and the sellers of Twincraft, in effect increased the purchase price of the Twincraft acquisition by approximately $1,276,000 payable in cash. In addition, on May 15, 2007, the operating performance adjustments,

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Acquisitions  – (continued)

which were agreed to by the Company and the sellers of Twincraft, increased the purchase price of Twincraft by approximately $1,867,000, and the adjustments were made by the issuance of 68,981 shares of the Company’s common stock (representing 15% of the adjustment to the purchase consideration) and the balance of approximately $1,564,000 was paid in cash. The cash adjustments for working capital and operating performance totaling approximately $2,840,000 were paid to the sellers in May 2007. During the year, approximately $193,000 of additional transaction costs relating to the Twincraft acquisition were determined, resulting in an increase to the cost of the Twincraft acquisition, and is reflected in goodwill. Total transactions costs were $1,445,714.

Effective January 23, 2007, Twincraft entered into three-year employment agreements with Peter A. Asch, who serves as President of Twincraft, and A. Lawrence Litke, who serves as Chief Operating Officer of Twincraft. Twincraft also entered into a consulting agreement with Fifth Element, LLC, a consulting firm controlled by Joseph Candido, who serves as Vice President of Sales and Marketing for Twincraft. The employment agreements of Mr. Asch and Mr. Litke, and the consulting agreement of Fifth Element, LLC, contain non-competition and non-solicitation provisions covering the terms of their agreements and for any extended severance periods and for one year after termination of the agreements or the extended severance periods, if any. Messrs. Asch, Litke and Candido were stockholders of Twincraft immediately before the sale of Twincraft to the Company.

Subject to the terms and conditions set forth in the Twincraft purchase agreement, the sellers of Twincraft (including Mr. Asch) can earn additional deferred consideration for the years ended 2007 and 2008. Deferred consideration would have been earned for the year ending December 31, 2007 if Twincraft’s adjusted EBITDA exceeded its 2006 adjusted EBITDA. For the year ended December 31, 2007, the sellers of Twincraft did not earn any additional consideration. The sellers of Twincraft would earn deferred consideration for the year ending December 31, 2008, if Twincraft’s 2008 EBITDA exceeds $4,383,000; the Company would be obligated to pay to the Sellers three times the difference between Twincraft’s 2008 EBITDA and $4,383,000. In the event this target is met, the payment would be compensation expense not purchase price since it is contingent upon their being employed.

On January 23, 2007, as part of their employment agreements, the Company granted stock options of 200,000 and 100,000 shares, respectively, to Messrs. Asch and Litke, all under the Company’s 2005 Stock Incentive Plan, to purchase shares of the Company’s common stock having an exercise price equal to $4.20 per share, which vest in three equal consecutive annual tranches beginning on January 23, 2009. The Company also granted stock options, on January 23, 2007, to Mr. Mark Davitt, another Twincraft employee, for 25,000 shares with an exercise price of $4.20 per share, vesting in three equal consecutive annual tranches commencing on the first anniversary of the grant date. The Company is recognizing stock compensation expenses related to these options over the requisite service period in accordance with SFAS No. 123(R). Pursuant to EITF No. 96-18, the Company recorded consulting expenses relating to 100,000 stock options granted to Fifth Element, LLC, a non-employee consultant, which is controlled by Mr. Joseph Candido, a Twincraft officer and one of the former Twincraft stockholders.

The following table sets forth the components of the purchase price:

Total cash consideration	$24,492,639
Total stock consideration	4,701,043
Transaction costs	1,445,714
Total purchase price	$30,639,396

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Acquisitions  – (continued)

The following table provides the final allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at January 23, 2007:

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

In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill. The intangible assets are deemed to have definite lives and will be amortized over an appropriate period that matches the economic benefit of the intangible assets. The trade names will be amortized over a 23 year period and the repeat customer base over a 19 year period. The customer list is amortized using an accelerated method that reflects the economic benefit of the asset. The value allocated to goodwill and identifiable intangible assets in the purchase of Twincraft are not deductible for income tax purposes.

(c) Unaudited Pro Forma Results

Below are the unaudited pro forma results of operations for the years ended December 31, 2007, 2006 and 2005, as if the Company had acquired Regal and Twincraft on January 1, 2005. Such pro forma results are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the years ended December 31, 2007, 2006 and 2005 were:

	Year Ended December 31,
	2007	2006	2005
Net sales	$64,847,487	$66,321,904	$65,385,737
Net (loss)	(4,217,681)	(1,554,543)	(3,855,617)
(Loss) income per share – basic and diluted	(.37)	(.16)	(.53)

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Discontinued Operations

On January 18, 2008, the Company completed the sale of Langer (UK) Limited (“Langer UK”). (See note 22.) In accordance with SFAS No. 144, the results of operations of Langer UK for the current and prior periods have been reported as discontinued operations and the assets and liabilities related to Langer UK have been classified as held for sale in the Consolidated Balance Sheets. Operating results of Langer UK, which were formerly included in our medical products segment, are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
Total revenues	$3,168,499	$2,537,101	$2,737,645
Net income (loss) from Langer UK operations	$91,096	$(104,096)	$215,655
Other expense, net (including goodwill impairment of $175,558 for 2007)	(533,929)	(339,031)	(293,197)
Loss before income taxes	(442,833)	(443,127)	(77,542)
(Provision for) benefit from income taxes	—	56,303	(26,231)
Loss from discontinued operations	$(442,833)	$(386,824)	$(103,773)

(4) Net Assets Held for Sale

The assets and liabilities of Langer UK have been reclassified as held for sale in the Consolidated Balance Sheets for both years presented and have ceased depreciation in December 2007. The assets and liabilities related to Langer UK consist of the following:

	December 31,
	2007	2006
Cash	$—	$158,518
Accounts receivable	572,870	385,854
Inventories	380,132	417,543
Other current assets	54,209	75,844
Goodwill (See Note 6)	287,171	—
Property and equipment	207,335	203,609
Assets held for sale	$1,501,717	$1,241,368
Accounts payable	$132,102	$137,022
Other current liabilities	340,216	364,885
Liabilities related to assets held for sale	$472,318	$501,907

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Identifiable Intangible Assets

Identifiable intangible assets at December 31, 2007 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Non-competition agreements – Benefoot/Bi-Op	4	$572,000	$431,089	$140,911
License agreements and related technology – Benefoot	5 to 8	1,156,000	762,806	393,194
Repeat customer base – Bi-Op	7	500,000	200,926	299,074
Trade names – Silipos	Indefinite	2,688,000	—	2,688,000
Repeat customer base – Silipos	7	1,680,000	885,807	794,193
License agreements and related technology – Silipos	9.5	1,364,000	466,632	897,368
Repeat customer base – Twincraft	19	7,214,500	494,080	6,720,420
Trade names – Twincraft	23	2,629,300	104,791	2,524,509
		$17,803,800	$3,346,131	$14,457,669

Identifiable intangible assets at December 31, 2006 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Non-competition agreements – Benefoot/Bi-Op	4	$572,000	$350,570	$221,430
License agreements and related technology – Benefoot	5 to 8	1,156,000	647,824	508,176
Repeat customer base – Bi-Op	7	500,000	137,963	362,037
Trade names – Silipos	Indefinite	2,688,000	—	2,688,000
Repeat customer base – Silipos	7	1,680,000	540,000	1,140,000
License agreements and related technology – Silipos	9.5	1,364,000	323,053	1,040,947
		$7,960,000	$1,999,410	$5,960,590

Aggregate amortization expense relating to the above identifiable intangible assets for the years ended December 31, 2007, 2006 and 2005, were $1,346,721, $643,425, and $636,883, respectively. As of December 31, 2007, the estimated future amortization expense is $1,380,903 for 2008, $1,318,039 for 2009, $1,200,257 for 2010, $1,137,073 for 2011, $1,133,308 for 2012 and $5,600,089 thereafter.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Goodwill

Changes in goodwill for the years ended December 31, 2005, 2006 and 2007 are as follows:

	Medical Products	Personal Care Products	Regal	Total
Balance, January 1, 2005	$10,734,851	$2,586,300	$—	$13,321,151
Purchase price adjustments related to Silipos	558,643	239,419	—	798,062
Balance, December 31, 2005 and 2006	11,293,494	2,825,719	—	14,119,213
Goodwill related to the Regal acquisition	—	—	1,277,521	1,277,521
Goodwill related to the Twincraft acquisition	—	7,022,425	—	7,022,425
Allocated to Langer UK, assets held for sale of which $175,558 was impaired and is included in discontinued operations	(462,729)	—	—	(462,729)
Balance, December 31, 2007	$10,830,765	$9,848,144	$1,277,521	$21,956,430

(7) Inventories, Net

Inventories, net, consisted of the following:

	December 31,
	2007	2006
Raw materials	$4,266,875	$2,318,201
Work-in-process	552,778	159,162
Finished goods	3,422,556	1,265,358
	8,242,209	3,742,721
Less: Allowance for excess and obsolescence	1,561,856	885,151
	$6,680,353	$2,857,570

(8) Property and Equipment, Net

Property and equipment, net, is comprised of the following:

	December 31,
	2007	2006
Land, building and improvements (see Note 9)	$2,557,738	$2,557,738
Office furniture and equipment	1,715,367	1,270,813
Computer equipment and software	5,106,213	3,824,235
Machinery and equipment	9,823,613	2,719,507
Leasehold improvements	5,148,113	2,432,832
	24,351,044	12,805,125
Less: Accumulated depreciation and amortization	9,758,428	4,763,317
	$14,592,616	$8,041,808

Depreciation and amortization expense relating to property and equipment was $2,801,394, $1,147,400 and $1,010,797 for the years ended December 31, 2007, 2006 and 2005, respectively. Property and equipment held under capital leases had a net book value of $1,539,534 as of December 31, 2007 (See Note 11, “Long-Term Debt”).

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2007	2006
Accrued payroll and related payroll taxes	$1,244,537	$562,918
Accrued professional fees	830,474	482,030
Accrued merchandise	518,650	—
Accrued acquisition costs	—	473,447
Deferred interest – capital lease	356,625	455,655
Lease abandonment	—	199,770
Accrued bonuses	115,283	190,065
Accrued severance and severance related	10,689	116,005
Accrued interest	—	100,034
Credits due customers	—	82,650
Accrued rent	175,474	79,105
Accrued warranty	60,000	70,000
Current portion of note payable	35,541	33,145
Other	267,189	367,591
	$3,614,462	$3,212,415

The following is a summary of the activity related to the Company’s warranty reserve:

	Years Ended December 31,
	2007	2006	2005
Balance at the beginning of the year	$70,000	$70,000	$70,000
Provisions for warranty	99,189	153,610	290,146
Warranty utilized	(109,189)	(153,610)	(290,146)
Balance at the end of the year	$60,000	$70,000	$70,000

(10) Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A., expiring on September 30, 2011. The Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $20 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $5 million for term loans, and a sub-limit of $7.5 million on loans against inventory. The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos, Twincraft and Regal) and any other company or person that hereafter becomes a borrower or owner of any property in which the lender has a security interest under the Credit Facility. As of December 31, 2007, the Company had not made draws on the Credit Facility and has approximately $5.9 million available under the Credit Facility.

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

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Credit Facility  – (continued)

The Company’s borrowings availabilities are limited to 85% of eligible accounts receivable and 60% of eligible inventory, and are subject to the satisfaction of certain conditions. Term loans shall be secured by equipment or real estate hereafter acquired. The Company is required to submit monthly unaudited financial statements to the lender.

If the Company’s availability is less than $3,000,000, the Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0. Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At December 31, 2007, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $85,000, and other outstanding letters of credit of approximately $571,000.

The Company is required to pay monthly interest in arrears at the lender’s prime rate or, at the Company’s election, at 2 percentage points above an Adjusted Eurodollar Rate, as defined. To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of one-quarter of one percent on the unused portion of the loan commitment. The Company paid the lender a closing fee in the amount of $75,000 in August 2007. As of December 31, 2007, the Company has recorded deferred financing costs in connection with the Credit Facility of $394,556, of which $57,583 has been amortized during the year ended December 31, 2007 and the balance will be amortized over the life of the Credit Facility.

(11) Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”). The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company has agreed to register the shares of the Company’s common stock acquirable upon conversion of the 5% Convertible Notes, which may include an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes (the “Underlying Shares”) on January 9, 2007, and has filed Amendment No. 1 of the registration statement on November 19, 2007. The Company has received a comment letter from the Securities and Exchange Commission dated December 18, 2007, and expects to file Amendment No. 2 thereof in April 2008.

The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007. For years ended December 31, 2007 and 2006, the Company recorded interest expense relating to the 5% Convertible Notes of approximately $1,443,000 and approximately $97,000, respectively.

At the date of issuance, the 5% Convertible Notes were convertible into shares of the Company’s common stock at the rate of $4.75 per share, subject to an adjustment for certain anti-dilution provisions. At the original conversion price at December 31, 2006, the number of shares acquirable on conversion was 6,080,000. Since the conversion price was above the market price on the date of issuance, there was no beneficial conversion. Effective January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions (see Note 2, “Acquisitions”), the conversion price was adjusted to $4.6706 per share, and the number of shares acquirable upon conversion was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes. On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock, on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617 per share, and the number of shares acquirable on conversion was

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Long-Term Debt  – (continued)

increased to 6,195,165 shares. This resulted in a debt discount of $476,873,which is being amortized over the term of the 5% Convertible Notes and is being recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the year ended December 31, 2007 is approximately $86,000. The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); and (iv) at any time after December 7, 2007, if the closing price of the common stock of the Company on the Nasdaq Global Market (or any other exchange on which the Company’s stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into common stock at the conversion price then applicable. The Company held a Special Meeting of Stockholders on April 19, 2007, at which the Company’s stockholders approved the issuance by the Company of the shares acquirable on conversion of the 5% Convertible Notes.

In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by at least 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligation, in the amount of $2,700,000, excluding current installments, as of December 31, 2007, and the Company’s obligations under the Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions (see Note 10, Credit Facility”).

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,060,000 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which is being amortized through December 7, 2011, the due date for the payment on the 5% Convertible Notes. The amortization of these costs for the year ended December 31, 2007 was $262,700, and is recorded as interest expense in the consolidated statements of operations.

On October 31, 2001, the Company completed the sale in a private placement, of $14,589,000 principal amount of its 4% convertible subordinated notes due and paid in full, plus accrued interest, on August 31, 2006 (the “4% Convertible Notes”). The 4% Convertible Notes were paid in full on the due date. The cost of raising these proceeds was $920,933, which was amortized through August 31, 2006. The amortization of these costs for the year ended December 31, 2006 was $127,853, and was included in interest expense in the consolidated statements of operations. Interest expense on the 4% Convertible Notes for the year ended December 31, 2006 was $385,040.

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”). The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest totaling $4,006, commencing August 2006. The Note is secured by a $202,320 increase to an unsecured letter of credit originally provided to the landlord at lease commencement. The amount of the revised unsecured letter of credit is $570,992. The current portion of the Note was

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Long-Term Debt  – (continued)

$35,541 and $33,145 at December 31, 2007 and 2006, respectively, and is included in other current liabilities, including current installments of note payable, and the non-current portion of the Note was $113,309 and $151,970 at December 31, 2007, and 2006, respectively.

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of December 31, 2007 and 2006, the Company’s obligation under capital lease, excluding current installments, is $2,700,000.

Annual future minimum capital lease payments are as follows:

Years Ending December 31:
2008	$432,511
2009	443,012
2010	453,512
2011	467,117
2012	481,130
Later years through 2018	2,870,391
Total minimum lease payments	5,147,673
Less: Amount representing interest	2,447,673
Present value of net minimum capital lease payments	2,700,000
Less: Current installments of obligations under capital lease	—
Obligations under capital lease, excluding current installment	$2,700,000

Additionally, the Company has accrued interest of $356,625 and $455,655 at December 31, 2007 and 2006, respectively, with respect to the capital lease which is included in other current liabilities at the respective balance sheet dates.

At December 31, 2007 and 2006, the gross amount of land and building and related accumulated depreciation recorded under the capital lease was as follows:

	December 31,
	2007	2006
Land	$278,153	$278,153
Building	1,654,930	1,654,930
	1,933,083	1,933,083
Less: Accumulated Depreciation	393,549	272,457
	$1,539,534	$1,660,626

(12) Commitments and Contingencies

(a) Leases

Certain of the Company’s facilities and equipment are leased under noncancelable operating leases. Rental expense amounted to $2,014,652, $1,390,458 and $753,553 for the years ended December 31, 2007, 2006 and 2005, respectively. The leases expire at various dates through 2018.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Commitments and Contingencies  – (continued)

Future minimum rental payments required under current operating leases are:

Years Ending December 31:
2008	$2,009,486
2009	1,765,174
2010	1,426,929
2011	1,197,748
2012	1,211,445
Thereafter	3,330,369
$10,941,151

On December 19, 2005, the Company entered into a lease (as tenant) with 41 Madison, L.P. (the “Landlord”) of certain space, for use as sales, marketing and executive offices. The lease runs for 10 years, 8 months, commencing July 5, 2006, which was the date of completion of the build-out of the space. The Company incurred build-out costs (in excess of the expense paid by the landlord of $607,000) of approximately $1,685,000 for the year ended December 31, 2006. The Company has a one-time right to renew the lease for a term of 5 years in year 2017 at a base rent equal to the fair market value of the space at the time of renewal. The Company also has the right to terminate the lease as of October 31, 2013, upon 12 months prior notice to the Landlord. The Company began recording rent expense on a straight line basis commencing in December 2005 in accordance with FASB Staff Position SFAS No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”

The loss on abandonment of lease cost of approximately $236,000 in 2006 was associated with our abandonment of our former sales offices located at 366 Madison Avenue, New York, New York, which expired on January 31, 2008. The amount represents the present value of the remaining lease payments. The Company completed its move to the new sales, marketing and executive offices at 41 Madison Avenue, New York, New York as of July 5, 2006.

On August 6, 2007, the Company entered into a sublease agreement with a related party for a portion of its leased space at 41 Madison Avenue. This sublease commenced on September 1, 2007. The sublease, which has a term of three years, requires the subtenant to make monthly payments of $11,250 to the Company. The Company records these amounts as a reduction of its rent expense under the 41 Madison Avenue lease. Sublease payments received by the Company in 2007 amounted to $45,000. (See Note 19, Related Party Transactions)

(b) Royalties

The Company has entered into several agreements with licensors, consultants and suppliers, which require the Company to pay royalty fees relating to the sale of certain products. Royalties in the aggregate under these agreements totaled $326,380, $257,327, and $506,360 for the years ended December 31, 2007, 2006 and 2005, respectively.

(c) Letter of Credit

In connection with the execution of the lease of office space in New York City on December 19, 2005, described above in Note 12(a), the Company exercised its option under the lease to finance $202,320 of leasehold improvements, by delivery of a note payable to the landlord with a maturity date of July 1, 2011, described above in Note 11. The Company issued an irrevocable letter of credit in favor of the landlord in the amount of $570,992 to secure both its performance under the terms, covenants and condition of the lease, and to secure the related note payable. The Letter of Credit has a term of one year, which the term shall automatically renew for successive one year periods such that the letter of credit will not expire less than 60 days beyond the expiration date of the lease, which is April 30, 2017.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Employee Restricted Stock and Other Stock Issuances

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

During the year ended December 31, 2005 the Company issued 901 shares of common stock with a fair value of $5,000 for consulting services. During the year ended December 31, 2006, there were no common stock issuances by the Company to key employees, consultants or to Kanders & Company (see Note 19, “Related Party Transactions”). During January 2007, the Company issued common stock as part of the consideration paid for the acquisitions of Regal and Twincraft. (See Note 2, “Acquisitions.”)

On January 23, 2007, the Board of Directors approved a grant of 75,000 shares of restricted stock to Kathy Kehoe, 275,000 shares of restricted stock to W. Gray Hudkins, 7,500 shares of restricted stock to Stephen M. Brecher, 7,500 shares of restricted stock to Burtt R. Ehrlich, 7,500 shares to Stuart Greenspon and 500,000 shares of restricted stock to Warren B. Kanders, subject to certain performance conditions. In September 2007, the Board of Directors approved a grant of 75,000 shares of restricted stock to Kathleen P. Bloch, subject to certain performance conditions. The Company will record stock compensation expense once the performance criteria is probable.

(14) Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. However, since all options outstanding as of December 31, 2006 were fully vested (except for 75,000 options, which were forfeited in January 2006), there was no compensation expense recognized for those options in the consolidated statements of income for year ended December 31, 2006. The total stock compensation expense for the years ended December 31, 2007 and 2006 was $281,660 and $186,322, and are included in general and administrative expenses in the consolidated statements of operations.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Stock Options  – (continued)

The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for periods prior to the year ended December 31, 2006, the Company accounted for forfeitures as they occurred. Since there were no unvested options that were granted prior to the adoption of SFAS No. 123(R), there are no cumulative effects of forfeitures.

During the years ended December 31, 2007, 2006 and 2005, the Company’s calculations were made using the Black-Scholes option pricing model and are on a multiple option valuation approach. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, holding period, and forfeitures of options are based on historical experience. The historical period used for volatility is comprised of daily historical activity for a period equal to the term. For the years ended December 31, 2007 and 2006, as permitted under SFAS No. 123(R), the Company calculated its expected term using the short cut method as they believe they do not have enough information related to historical activity.

The following table lists the weighted average assumptions used by the Company in determining the fair value of stock options for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Expected volatility	75%	73%	57%
Expected dividends	—	—	—
Expected terms (in number of months)	74	78	60
Risk-free interest rate	3.63%	4.70%	4.12%
Option grants (weighted average fair value)	$3.27	$3.03	$3.01

At the Company’s July 17, 2001 annual meeting, the shareholders approved and adopted a stock incentive plan for a maximum of 1,500,000 shares of common stock (the “2001 Plan”). Outstanding options granted under the 2001 Plan are exercisable for a period of up to ten years from the date of grant at an exercise price at least equal to 100 percent of the fair market value of the Company’s common stock at the date of grant and option awards generally vest in 3 years of continuous service, all of which are subject to the approval of the Board of Directors. At December 31, 2007, there were 407,252 options outstanding under the 2001 Plan. On June 23, 2005, the shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), with substantially the same terms as the 2001 Plan, pursuant to which a maximum 2,000,000 shares of common stock are reserved for issuance and available for awards. At December 31, 2007, there were 1,306,000 options outstanding under the 2005 Plan. Additionally, 250,000 non-plan options were outstanding at December 31, 2007.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Stock Options  – (continued)

	Number of Shares	Exercise Price Range Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2004	1,193,504	$1.53 – 8.07	$4.93
Granted	1,231,000	4.89 – 7.52	6.01
Exercised	(110,000)	1.53	1.53
Cancelled or forfeited	(404,376)	3.20 – 7.50	7.39
Outstanding at December 31, 2005	1,910,128	1.53 – 8.07	5.30
Granted	237,500	3.50 – 4.96	4.30
Exercised	(128,750)	1.53	1.53
Cancelled or forfeited	(309,626)	1.53 – 8.07	4.26
Outstanding at December 31, 2006	1,709,252	1.53 – 8.07	5.63
Granted	425,000	4.20	4.20
Exercised	(30,000)	1.53	1.53
Cancelled or forfeited	(141,000)	1.53 – 8.07
Outstanding at December 31, 2007	1,963,252		5.28	$176,800
Vested at December 31, 2007	1,400,752		5.70
Exercisable at December 31, 2007	1,400,752		5.70	$149,700

Under the 2001 Plan, at December 31, 2007, all 407,252 options were exercisable. Under the 2005 Plan, at December 31, 2007, 743,500 options were exercisable. Additionally, at December 31, 2007, there were 250,000 non-plan options which are exercisable.

The options outstanding at December 31, 2007 had remaining lives ranging from approximately 0.1 years to 8.3 years, with a weighted average life of approximately 6.1 years.

The following table summarizes the Company’s nonvested stock option activity for the year ended December 31, 2007:

	Number Outstanding	Weighted Average Fair Value at Grant Date
Non-vested options at December 31, 2006	137,500	469,000
Options granted	425,000	1,365,000
Vested	(12,500)	(40,147)
Non-vested options at December 31, 2007	550,000	1,793,853

The aggregate intrinsic value of options outstanding at December 31, 2007 and 2006 was approximately $176,800 and $490,400, respectively and the aggregate intrinsic value of exercisable options was $149,700 and $490,400, respectively. Options exercised during the years ended December 31, 2007, 2006 and 2005 had the following intrinsic values related to these options: $33,150, $394,125 and $403,700. At December 31, 2007, there was approximately $853,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

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

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Stock Options  – (continued)

beyond termination, the Company recorded a non-cash charge equal to the intrinsic value of the options on the date the option agreement was modified, or approximately $1,046,000 at December 31, 2005. On September 20, 2006, a total of 98,750 options were exercised and 76,250 were surrendered to the Company as part of a cashless exercise to settle the purchase price and related tax obligations.

The Company issued certain stock options for consulting services. In connection with such options, the Company recorded non-cash compensation expense totaling $1,257,000, which includes the effect of accelerating the vesting of certain stock options in the year ended December 31, 2005 (see Note 9, “Related Party Transactions”).

At December 31, 2007, 2006 and 2005, the Company had 60,000, 60,000 and 95,000 warrants outstanding, respectively.

On December 20, 2005, in order to lessen the impact in future periods, the Company accelerated the vesting of (i) certain unvested stock options previously awarded to employees, officers, consultants and directors of the Company under its 2005 Stock Incentive Plan and 2001 Stock Incentive Plan, and (ii) all unvested restricted stock awards, subject in each case to such optionees and restricted stock award holders entering into lock-up, confidentiality and non-competition agreements. As a result of this action, options to purchase 1,238,503 shares of common stock (387,500 shares of which were consultant stock options and 851,003 shares of which were employee stock options) that would have vested over the next one to five years became fully vested. None of these employee stock options were in the money on that date. Therefore, there was no compensation expense recognized with respect to the acceleration of the 851,003 stock options. Outstanding unvested options (75,000) that were not accelerated will continue to vest on their current schedules. The 75,000 unvested options were forfeited in the first quarter of 2006.

The decision to accelerate the vesting of these options and awards, which the Company believes to be in the interest of its stockholders, was made primarily to reduce non-cash compensation that would have been recorded in future periods following the Company’s adoption of the SFAS No. 123(R) in the year ended December 31, 2006.

The acceleration of the vesting of the employees’ and directors’ options reduced the Company’s non-cash compensation expense related to the options by approximately $2,071,000 (pre-tax) for the years 2006 – 2010. The acceleration of vesting of certain stock awards, and stock options issued for consulting services resulted in a charge to operations of approximately $1,313,000 (pre-tax) in the year ended December 31, 2005.

(15) Segment Information

During the year ended December 31, 2007, the Company operated in three segments (medical products, personal care products, and Regal) principally in the design, development, manufacture and sale of foot and gait-related products. Intersegment sales are recorded at cost.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Segment Information  – (continued)

In 2006 and 2005, the Company operated in two segments: medical and personal care. In January 2007, the Company acquired the business of Regal Medical, LLC, which operates as part of its own segment. Also, in January 2007, the Company acquired Twincraft, which operates as part of the personal care segment. Assets and expenses related to the Company’s executive offices are reported under “other” as they do not relate to any of the operating segments. Segment information for the years ended December 31, 2007, 2006, and 2005 is summarized as follows:

Year Ended December 31, 2007	Medical	Personal Care	Regal	Other	Total
Net sales	$25,652,321	$33,507,653	$3,752,324	$—	$62,912,298
Operating income (loss) from continuing operations	2,507,739	1,666,355	(408,868)	(5,699,792)	(1,934,566)
Depreciation of property and equipment and amortization of identifiable intangible assets	1,406,829	2,382,291	30,578	298,340	4,118,038
Long-lived assets	8,313,649	19,037,147	142,445	1,557,044	29,050,285
Assets held for sale	1,501,717	—	—	—	1,501,717
Total assets(a)	24,744,987	38,265,821	2,390,617	6,787,527	72,188,952
Capital expenditures	701,834	645,407	147,993		1,495,234

Year Ended December 31, 2006	Medical	Personal Care	Regal	Other	Total
Net sales	$29,764,570	$2,934,734	$—	$—	$32,699,304
Operating (loss) income from continuing operations	357,446	182,282	—	(4,186,046)	(3,646,318)
Depreciation of property and equipment and amortization of identifiable intangible assets	1,426,177	241,400	—	91,203	1,758,780
Long-lived assets	9,871,785	2,531,266	—	1,599,347	14,002,398
Assets held for sale	1,241,368	—	—	—	1,241,368
Total assets(a)	27,413,265	8,886,727	—	31,308,110	67,608,102
Capital expenditures	2,237,043	72,671	—	—	2,309,714

Year Ended December 31, 2005	Medical	Personal Care	Regal	Other	Total
Net sales	$32,904,343	$4,499,510	$—	$—	$37,403,853
Operating (loss) income from continuing operations	1,249,702	700,345	—	(6,185,687)	(4,235,640)
Depreciation of property and equipment and amortization of identifiable intangible assets	1,377,606	243,157	—	—	1,620,763
Long-lived assets	10,756,731	2,704,232	—	—	13,460,963
Assets held for sale	1,196,600	—	—		1,196,600
Total assets(a)	47,501,245	8,474,531	—	—	55,975,776
Capital expenditures	839,058	79,947	—	—	919,005

(a)	Total assets do not include assets held for sale of $1,501,717, $1,241,368 and $1,196,600 for the years ended December 31, 2007, 2006 and 2005, respectively. Assets held for sale represent the assets of Langer UK, which was sold in January 2008.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Segment Information  – (continued)

Geographical segment information is summarized as follows:

Year Ended December 31, 2007	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$58,522,705	$3,196,594	$1,192,999	$62,912,298
Intersegment net sales	914,836	—	—	914,836
Gross profit	19,972,787	1,548,296	867,422	22,388,505
Operating income (loss)	(2,496,000)	408,810	152,624	(1,934,566)
Depreciation of property and equipment and amortization of identifiable intangible assets	3,939,842	178,196	—	4,118,038
Long-lived assets	27,947,644	1,102,641	—	29,050,285
Assets held for sale	—	—	1,501,717	1,501,717
Total assets(a)	69,747,257	2,018,678	423,017	72,188,952
Capital expenditures	1,466,399	28,835	—	1,495,234

Year Ended December 31, 2006	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$28,552,994	$2,877,645	$1,268,665	$32,699,304
Intersegment net sales	812,942	—	—	812,942
Gross profit	10,346,355	1,369,143	928,201	12,643,699
Operating income (loss)	(4,001,356)	233,261	(121,777)	(3,646,318)
Depreciation of property and equipment and amortization of identifiable intangible assets	1,710,281	48,499	—	1,758,780
Long-lived assets	13,407,672	594,726	—	14,002,398
Assets held for sale	—	—	1,241,368	1,241,368
Total assets(a)	65,188,305	1,745,800	673,997	67,608,102
Capital expenditures	2,287,690	22,024	—	2,309,714

Year Ended December 31, 2005	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$33,448,447	$2,460,496	$1,494,910	$37,403,853
Intersegment net sales	963,676	—	—	963,676
Gross profit	14,763,380	1,218,533	932,351	16,914,264
Operating (loss) income	(4,366,138)	269,430	(138,932)	(4,235,640)
Depreciation of property and equipment and amortization of identifiable intangible assets	1,574,834	45,929	—	1,620,763
Long lived assets	12,841,132	619,831	—	13,460,963
Assets held for sale			1,196,600	1,196,600
Total assets(a)	52,848,424	1,776,858	1,350,494	55,975,776
Capital expenditures	871,652	47,353	—	919,005

(a)	Total assets do not include assets held for sale of $1,501,717, $1,241,368 and $1,196,600 for the years ended December 31, 2007, 2006 and 2005, respectively. Assets held for sale represent the assets of Langer UK, which was sold in January 2008.

Export sales from the Company’s United States operations accounted for approximately 9%, 16% and 17% of net sales for each of the years ended December 31, 2007, 2006 and 2005, respectively.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Pension Plan and 401(k) Plan

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

The following table sets forth the Company’s defined benefit plan status at December 31, 2007 and 2006, determined by the plan’s actuary in accordance with SFAS No. 158:

	December 31,
	2007	2006
Change In Benefit Obligation
Benefit obligation at beginning of year	$(97,068)	$(747,671)
Interest cost	(4,799)	(37,319)
Benefits paid	1,640	2,811
Actuarial loss	(5,460)	(20,938)
Settlement	105,687	706,049
Benefit obligation at end of year	$—	$(97,068)
Change In Plan Fair Value of Assets
Fair value of plan assets, beginning of year	$99,806	$707,283
Actual return on plan assets	5,521	34,229
Employer contribution	2,000	67,154
Benefits paid	(1,640)	(2,811)
Settlement	(105,687)	(706,049)
Fair value of plan assets, end of year	$—	$99,806
Funded Status of Plan
Accumulated benefit obligation	$—	$(97,068)
Fair value plan assets	—	99,806
Funded status	$—	$2,738

Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension expense	$—	$2,738
Accumulated other comprehensive loss	—	143,471
Net Amount Recognized	$—	$146,209

Net periodic pension expense is comprised of the following components:

	Years Ended December 31,
	2007	2006	2005
Interest cost	$4,799	$37,319	$35,706
Expected return on plan assets	(5,521)	(54,274)	(47,482)
Amortization of unrecognized transition obligation	88,947	7,791	7,791
Amortization of net loss	2,344	19,727	19,064
Settlement	57,640	396,591	—
Net periodic pension expense	$148,209	$407,154	$15,079

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Pension Plan and 401(k) Plan  – (continued)

During 2007, the Company terminated its pension plan and distributed a total of $57,640 to several participants during 2007 to close the plan. On November 2, 2006 a lump sum payment was made to the benefit of a former owner of the Company for $706,049 as of December 31, 2006, which resulted in a settlement expense of $396,591.

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31:

	2007	2006	2005
Discount rate	5.0%	5.0%	5.0%
Salary increases rate	N/A	N/A	N/A

Weighted average assumptions used to determine periodic benefit cost for years ended December 31:

	2007	2006	2005
Discount rate	5.0%	5.0%	5.0%
Salary increases rate	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%

The discount rate is based upon applicable interest rates prescribed in the Plan for lump sum settlement payments.

The expected long-term rate of return is selected based upon the expected duration of the projected benefit obligation for the plan and the asset mix of the plan. There is no assumed increase in compensation levels since future benefit accruals have ceased, as discussed above. The Plan has been terminated, and as of December 31, 2007, all plan assets have been distributed and all accrued benefit obligations have been paid.

The Company has a defined contribution retirement and savings plan (the “401(k) Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code (the “Code”). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l (k) Plan are invested in stock, bond and money market mutual funds. For the years ended December 31, 2007, 2006, and 2005, the Company made contributions totaling $104,398, $75,879, and $73,430, respectively, to the 401(k) Plan.

(17) Income Taxes

The components of net income (loss) before the provision for (benefit from) income taxes are as follows:

	2007	2006	2005
Domestic operations	$(4,296,138)	$(4,506,340)	$(4,605,120)
Foreign operations	(221,839)	(347,149)	47,852
	$(4,517,977)	$(4,853,489)	$(4,557,268)

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Income Taxes  – (continued)

The provision for (benefit from) income taxes is comprised of the following:

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$(15,280)	$23,049	$—
State	—	—	—
Foreign	118,927	88,643	113,518
	103,647	111,692	113,518
Deferred:
Federal	113,520	338,579	(254,779)
State	16,994	59,749	(37,399)
Foreign	610	(63,927)	(22,500)
	131,124	334,401	(314,678)
	$234,771	$446,093	$(201,160)

The above detailed tax provisions (benefit) represents the Company’s total consolidated tax provision (benefit) including the effect of both continuing and discontinued pretax income (loss).

As of December 31, 2007, the Company has net Federal tax operating loss carryforwards of approximately $11,400,000, which may be applied against future taxable income and expires from 2008 through 2027, compared to net Federal operating loss carryforwards of approximately $9,800,000 as of December 31, 2006. Future utilization of these net operating loss carryforwards will be limited under existing tax law due to the change in control of the Company in 2001.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Income Taxes  – (continued)

The following is a summary of deferred tax assets and liabilities:

	December 31,
	2007	2006
Current assets:
Accounts receivable	$575,364	$200,371
Stock options	650,266	625,418
Inventory reserves	805,254	394,335
Pension	—	154,338
Accrued expenses and other	107,502	201,407
	2,138,386	1,575,869
Non current assets:
Capital lease	639,096	630,273
Intangible assets	791,036	696,246
Net operating loss carryforwards	4,552,966	3,907,219
Other	5,958	5,958
	5,989,056	5,239,696
Valuation allowances	(2,759,090)	(6,718,177)
Non current liabilities:
Property and equipment	(1,687,601)	(97,388)
Goodwill and Trade Names	(5,482,404)	(1,659,333)
	(7,170,005)	(1,756,721)
Net deferred tax liabilities	$(1,801,653)	$(1,659,333)

The acquisition of Twincraft during 2007 resulted in approximately $5,557,000 of deferred tax liabilities being provided as a result of the carrying value of fixed assets and identifiable intangibles for financial reporting purposes exceeding the related tax basis of such assets. These deferred tax liabilities resulted in a corresponding reduction to the tax valuation allowance relating to the Company’s net deferred tax assets.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Income Taxes  – (continued)

The Company’s effective provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:

	Years Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Provision at Federal statutory rate	$(1,305,727)	(34.0)	$(1,498,515)	(34.0)	$(1,617,866)	(34.0)
Change in fair value of Put Option	—	—	—	—	(595,000)	(12.5)
Compensation expense from stock option modification	—	—	—	—	355,513	7.5
Other Permanent items	134,177	3.5	77,195	1.7	(153,198)	(3.2)
Increase (decrease) in taxes resulting from:
State income tax expense, net of federal benefit	11,216	0.3	59,749	1.4	(37,399)	(0.8)
Expiration of NOL’s	11,215	0.3	—	—	—	—
Effect of foreign operations	20,171	0.5	93,460	2.1	11,090	0.2
Change in valuation allowance	1,416,959	36.9	1,683,574	38.2	1,841,759	38.7
Other	(53,240)	(1.8)	30,630	0.7	(6,059)	(0.1)
Effective tax rate	$234,771	5.7%	$446,093	10.1%	$(201,160)	(4.2)%

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

(18) Reconciliation of Basic and Diluted Earnings per Share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the years ended December 31, 2007, 2006, and 2005 exclude approximately 1,963,000, 1,709,000, and 1,910,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes and the 4% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the years ended December 31, 2007, 2006 and 2005.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Related Party Transactions

Consulting Agreement with Kanders & Company, Inc.   On November 12, 2004, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide the Company with strategic consulting and corporate development services for a term of three years. Kanders & Company will receive, pursuant to the Consulting Agreement, an annual fee of $200,000 ($300,000 commencing in the year ended December 31, 2007) and may receive separate compensation for assistance, at the Company’s request, with certain transactions or other matters to be determined by the Board from time to time. Additionally, through the Consulting Agreement, Kanders & Company was granted options to purchase 240,000 shares of the Company’s common stock at an exercise price of $7.50 per share (the market price of the stock on the date of the grant), vesting in three equal annual installments beginning on November 12, 2005. The Company accounted for 15,000 of such options as compensation for duties performed by Mr. Kanders in his capacity as Chairman of the Board under APB No. 25, and accounted for 225,000 of such options as being granted pursuant to the Consulting Agreement and accounted for in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” The Company recorded non-cash stock option compensation expense of approximately $1,257,000 for the year ended December 31, 2005 with respect to the consulting options of which approximately $882,000 relates to the acceleration of the vesting of such options. The Company has also agreed to provide Kanders & Company with indemnification protection, which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error, or misstatement by Kanders & Company alleged by any claimant. The Consulting Agreement replaced a previous agreement for similar consulting services, pursuant to which Kanders & Company received an annual fee of $100,000, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.525 per share, and the indemnification protection described above. The Company paid $300,000, $200,000, and $200,000 with respect to the annual fee under the Consulting Agreement during the years ended December 31, 2007, 2006 and 2005, respectively.

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

5% Convertible Subordinated Notes.  On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 in a private placement. (See Note 11, Long-Term Debt.) The number of shares of common stock acquirable on conversion of the notes, as of December 31, 2007, is 6,195,165 and the conversion rate under the 5% Convertible Notes at such date is $4.6617 per share. A trust controlled by Mr. Warren B. Kanders, the Chairman of the Board of Directors and largest beneficial stockholder, owns (as a trustee for a member of his family) $2,000,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.

Contract Termination.  On September 8, 2005, the Company determined not to extend Andrew H. Meyer’s employment contract, and in accordance with its terms, the contract expired December 31, 2005 (except for certain covenants by Mr. Meyers in favor of the Company). In accordance with a modification of the employment contract on November 12, 2004, which extended his right to exercise 175,000 vested options from 90 days to one year beyond termination, the Company recorded a non-cash charge equal to the intrinsic

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Related Party Transactions  – (continued)

value of the options on the date the option agreement was modified, or approximately $1,046,000 at December 31, 2005. Of the 175,000 vested options, 98,750 options were exercised and 76,250 options were surrendered to the Company as part of a cashless exercise on September 20, 2006. Additionally, as of December 31, 2005, the Company accrued approximately $335,000 for severance related expenses in accordance with the contract and a related separation agreement.

Other Related Party Transactions.  The Company has obtained certain technology related products and services from a company owned by the brother-in-law of Andrew Meyers, who was, until December 31, 2005, the Company’s President and Chief Executive Officer and who remained a director of the Company until March 24, 2006. Costs incurred by the Company for such products and services were approximately $120,000, and $37,000, for the years ended December 31, 2006 and 2005.

During 2007, the Company entered into a sublease agreement for a portion of its leased space at 41 Madison Avenue, New York, NY. (See Note 12.) A member of the Company’s board of directors is also a member of the subtenant’s board of directors. Sublease payments received by the Company amounted to $45,000 for the year ended December 31, 2007.

(20) Litigation

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.) The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Gerald P. Zook, but Dr. Gerald P. Zook claims that greater royalties are owed. The demand for arbitration seeks an award of $400,000 and reserves the right to seek a higher award after completion of discovery. Dr. Gerald P. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. The matter is in the discovery stage.

On or about February 13, 2006, Mr Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006, alleged that he was terminated by Silipos without cause and, therefore, was entitled, pursuant to his employment agreement, to a severance payment of two years’ base salary. On or about February 23, 2006, Silipos commenced action in New York State Supreme Court, New York County, against Mr. Bickel seeking, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that he voluntarily resigned his employment with Silipos. Silipos also sought compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaints and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. On August 8, 2006, the Court determined that the restrictive covenant was enforceable against Mr. Bickel for the duration of its term (which expired on January 11, 2007) to the extent of prohibiting Mr. Bickel from soliciting certain key customers of the Company with whom he had worked during his employment with the company. The Company has withdrawn, without prejudice, its claims for compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortuous interference with business relations. On October 12, 2007, the court issued an opinion and order dismissing all of Mr. Bickel’s claims against Silipos, denying Mr. Bickel’s

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Litigation  – (continued)

motion to dismiss the remaining claims of Silipos against him, and allowing Silipos to proceed with its claims against Mr. Bickel for breach of fiduciary duty and disloyalty.

Additionally, in the normal course of business, the Company may be subject to claims and litigation in the areas of general liability, including claims of employees, and claims, litigation or other liabilities as a result of acquisitions completed. The results of legal proceedings are difficult to predict and the Company cannot provide any assurance that an action or proceeding will not be commenced against the Company or that the Company will prevail in any such action or proceeding. An unfavorable outcome of the arbitration proceeding commenced by Dr. Gerald P. Zook against Silipos may adversely affect the Company’s rights to manufacture and/or sell certain products or raise the royalty costs of these certain products.

An unfavorable resolution of any legal action or proceeding could materially adversely affect the market price of the Company’s common stock and its business, results of operations, liquidity, or financial condition.

(21) Restructuring

On May 3, 2007, the Company announced its plan to close its Anaheim manufacturing facility in order to better leverage the Company’s resources by reducing costs, obtaining operational efficiencies and to further align the Company’s business with market conditions, future revenue expectations and planned future product directions. The plan included the elimination of 27 positions, which represented approximately 4.5% of the Company’s workforce. During the year ended December 31, 2007, the Company recognized expenses of $200,485, consisting of employee termination benefits and related costs of $128,572, loss on the abandonment of fixed assets of $28,193, expenses relating to the exiting of our Anaheim leased facility, which would have expired in December, 2007, of $34,560, and other exit costs of $9,160. This plan was completed by the end of 2007.

(22) Subsequent Events

(a) Sale of Langer (UK) Limited

On January 18, 2008, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, Langer (UK) Limited (“Langer UK”) to an affiliate of Sole Solutions, a retailer of specialty footwear based in the United Kingdom. The sales price was $1,155,313, of which $934,083 was paid at closing and the remaining $221,230in the form of a note receivable. In addition, transaction costs in the amount of $125,914 were incurred. The note bears interest at 8.5% and does not require any monthly payments of principal or interest. The note and accrued interest are due in full on January 18, 2010. In addition, upon closing, the Company entered into an exclusive sales agency agreement and distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel. These agreements have a term of three years. In December 2007, the Company recorded an impairment of $175,558 related to the allocated portion of goodwill related to Langer UK as a result of the net loss associated with this sale. Such impairment is included in loss from operations of discontinued subsidiary.

(b) Stock Repurchase

In accordance with the previously announced stock repurchase program, the Company purchased 342,352 shares of its common stock at a price of $2.00 per share on January 25, 2008. The total cost of this purchase, including brokerage commission, amounted to $694,975.

(c) Termination of lease

The Company anticipates that it will vacate the premises at its 41 Madison Avenue, New York, NY location in May 2008 and find new smaller, and lower cost office space.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Quarterly Operating Results (Unaudited)

	Mar. 31, 2006	June 30, 2006	Sep. 30, 2006	Dec. 31, 2006(1)	Mar. 31, 2007	June 30, 2007	Sep. 30, 2007	Dec. 31, 2007(2)
	(In Thousands, Except per Share Data)
Net Sales	$7,787	$8,541	$8,373	$7,998	$14,321	$16,598	$16,611	$15,383
Cost of sales	4,923	4,921	4,862	5,350	9,030	10,817	10,384	10,292
Gross profit	2,864	3,620	3,511	2,648	5,291	5,781	6,227	5,091
Selling expenses	1,741	1,573	1,443	1,278	2,098	2,468	2,476	2,376
General and administrative expenses	2,185	2,206	2,321	3,013	3,244	3,394	3,689	3,739
Research and development expenses	123	142	152	111	197	211	224	208
Operating (loss) income	(1,185)	(301)	(405)	(1,754)	(248)	(292)	(162)	(1,232)
Other income (expense)
Interest income	159	211	151	108	132	73	22	30
Interest expense	(303)	(277)	(217)	(147)	(526)	(548)	(556)	(556)
Other income (expense)	(8)	28	3	(26)	(7)	(11)	4	36
Other expense, net	(152)	(38)	(63)	(65)	(401)	(486)	(530)	(490)
Loss from continuing operations before income taxes	(1,337)	(339)	(468)	(1,819)	(649)	(778)	(692)	(1,722)
(Provision for) benefit from income taxes	(7)	(6)	21	(510)	(63)	(44)	(102)	(24)
Loss from continuing operations	(1,344)	(345)	(447)	(2,329)	(712)	(822)	(794)	(1,746)
Discontinued Operations:
Loss from operations of discontinued subsidiary:	(81)	(136)	(106)	(121)	(72)	(28)	(43)	(301)
Income tax benefit (provision)	(1)	—	—	57	—	—	—	—
Loss from discontinued operations	(82)	(136)	(106)	(64)	(72)	(28)	(43)	(301)
Net loss	$(1,426)	$(481)	$(553)	$(2,393)	$(784)	$(850)	$(837)	$(2,047)
Net loss per share:
Basic and diluted:
Loss from continuing operations	$(0.14)	$(0.03)	$(0.04)	$(0.23)	$(0.06)	$(0.07)	$(0.07)	$(0.15)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.00)	(0.00)	(0.03)
Basic and diluted loss per share	$(0.15)	$(0.04)	$(0.05)	$(0.24)	$(0.07)	$(0.07)	$(0.07)	$(0.18)

(1)	Included in the operating results for the quarter ended December 31, 2006 were:
(a)	an additional provision for inventory obsolescence of approximately $286,000;
(b)	a pension settlement loss of approximately $397,000;
(c)	the loss on abandonment of certain New York City office space of approximately $112,000; and
(d)	a provision for income taxes of approximately $437,000.
(2)	Included in discontinued operations for the quarter ended December 31, 2007 were:
(a)	an accrual for the loss on the sale of Langer UK of $175,558.

LANGER, INC. AND SUBSIDIARIES

PART III

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended
(the “Exchange Act”) as of December 31, 2007. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’ disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed is in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company’s management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate control over financial reporting, as such term defined in Exchange Act Rules 13a-13(f) and 15d-15(f). The Company performed an evaluation, under supervision and with participation of the Company’s management, including its CEO and CFO, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the CEO and CFO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 10. Directors and Executive Officers of the Company

The information set forth under the caption “Election of Directors” in the proxy statement to be distributed by the Board of Directors of the Company in connection with the 2008 Annual Meeting of Stockholders, which is expected to be filed on or before April 30, 2008, is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer, who are the Company’s principal executive officer and principal financial and accounting officer, and to all of its other officers, directors and managerial employees. The code of ethics may be accessed at www.langerinc.com, our Internet website, at the tab “Investor Relations”. The Company intends to disclose future amendments to, or waivers from, certain provision of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” of the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed on or before April 30, 2008, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Company’s proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed on or before April 30, 2008, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Certain Relationships and Related Transactions” of the Company’s proxy statement for the 2008 Annual Meeting of the Stockholders, which is expected to be filed on or before April 30, 2008, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Principal Accountant Fees and Services” of the Company’s proxy statement for the 2008 Annual Meeting of the Stockholders, which is expected to be filed on or before April 30, 2008, is incorporated herein by reference.

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

2. Financial Statement Schedules

The following Financial Statement Schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

LANGER, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II

	Sales Returns and Allowances	Allowance for Doubtful Accounts Receivable	Inventory Reserve	Valuation Allowance for Deferred Tax Assets
At January 1, 2005	$68,000	$379,657	$369,244	$2,568,330
Additions	—	151,066	453,027	2,111,784
Deletions	—	(100,650)	(258,003)	—
At December 31, 2005	68,000	430,073	564,268	4,680,114
Additions	—	223,168	467,918	2,038,063
Deletions	—	(181,920)	(147,035)	—
At December 31, 2006	68,000	471,321	885,151	6,718,177
Additions	—	1,357,545	1,180,691	—
Deletions	(18,000)	(830,029)	(503,986)	(3,959,087)
At December 31, 2007	$50,000	$998,837	$1,561,856	$2,759,090

All other schedules have been omitted because they are not applicable, not required or the information is disclosed in the consolidated financial statements, including the notes thereto.

3. Exhibits

Exhibit No.	Description of Exhibit
3.1	Agreement and Plan of Merger dated as of May 15, 2002, between Langer, Inc., a New York corporation, and Langer, Inc., a Delaware corporation (the surviving corporation), incorporated herein by reference to Appendix A of our Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 27, 2002, filed with the Securities and Exchange Commission on May 31, 2002.
3.2	Certificate of Incorporation, incorporated herein by reference to Appendix B of our Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 27, 2002, filed with the Securities and Exchange Commission on May 31, 2002.
3.3	By-laws, incorporated herein by reference to Appendix C of our Definitive Proxy Statement for the Annual Meeting of Stockholders held on June 27, 2002, filed with the Securities and Exchange Commission on May 31, 2002.
4.1	Specimen of Common Stock Certificate, incorporated herein by reference to our Registration Statement of Form S-1 (File No. 2- 87183).
10.1+	Employment Agreement between Langer, Inc. and Andrew H. Meyers, dated as of February 13, 2001, incorporated herein by reference to, Exhibit 10.6 of our Annual Report on Form 10-K filed on May 29, 2001 (File No. 000-12991).
10.2†+	Employment Agreement between Langer, Inc. and Steven Goldstein, dated as of November 15, 2004.
10.3†+	Consulting Agreement between Langer, Inc. and Kanders & Company, Inc., dated November 12, 2004.
10.4+	Option Agreement between Langer, Inc. and Kanders & Company, Inc., dated February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(G) to the Schedule TO (File Number 005-36032).
10.5	Registration Rights Agreement between Langer, Inc. and Kanders & Company, Inc., dated
February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(I) to the Schedule TO
(File Number 005-36032).
10.6	Indemnification Agreement between Langer, Inc. and Kanders & Company, Inc., dated February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(J) to the Schedule TO (File Number 005-36032).
10.7+	The Company’s 2001 Stock Incentive Plan incorporated herein by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.8	Langer Biomechanics Group Retirement Plan, restated as of July 20, 1979 incorporated by reference to our Registration Statement of Form S-1 (File No. 2-87183).
10.9	Agreement, dated March 26, 1992, and effective as of March 1, 1992, relating to our 401(k) Tax Deferred Savings Plan incorporated by reference to our Form 10-K for the fiscal year ended February 29, 1992.
10.10	Form of Indemnification Agreement for Langer, Inc.’s executive officers and directors, incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2001.
10.11	Copy of Lease related to Langer, Inc.’s Deer Park, NY facilities incorporated by reference to Exhibit 10(f) of our Annual Report on Form 10-K for the fiscal year ended February 28, 1993.
10.12††	Copy of Amendment to Lease of Langer, Inc.’s Deer Park, NY facility dated February 19, 1999.
10.13	Asset Purchase Agreement, dated May 6, 2002, by and among Langer, Inc., GoodFoot
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
Commission on May 13, 2002.
10.15	Promissory Note, dated May 6, 2002, made by Langer, Inc. in favor of Benefoot, Inc., incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2002.
10.16	Promissory Note, dated May 6, 2002, made by Langer, Inc. in favor of Benefoot Professional Products, Inc., incorporated herein by reference to Exhibit 10.3 of our Current Report on
Form 8-K, filed with the Securities and Exchange Commission on May 13, 2002.
10.17	Stock Purchase Agreement, dated January 13, 2003, by and among Langer, Inc., Langer Canada Inc., Raynald Henry, Micheline Gadoury, 9117-3419 Quebec Inc., Bi-Op Laboratories Inc., incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8- K filed with the Securities and Exchange Commission on January 13, 2003.
10.18+	Employment Agreement between Langer, Inc. and Joseph Ciavarella dated as of February 16, 2004, incorporated herein by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2003.
10.19+	Option Agreement between Langer, Inc. and Joseph P. Ciavarella dated as of March 24, 2004, incorporated herein by reference to Exhibit 10.34 of our Annual Report on Form 10-K for the year ended December 31, 2003.
10.20	Stock Purchase Agreement, dated as of September 22, 2004, by and among Langer, Inc.,
LRC North America, Inc., SSL Holdings, Inc., and Silipos, Inc., incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange
Commission on October 6, 2004.
10.21	Stock Pledge and Agency Agreement, dated September 30, 2004, by and among Langer, Inc., SSL Holdings, Inc., and Pepper Hamilton LLP., incorporated herein by reference to Exhibit 4.4 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
10.22	$7,500,000 Secured Promissory Note due March 31, 2006, incorporated herein by reference to Exhibit 4.5 of our Current Report on Form 8-K filed with the Securities and Exchange
Commission on October 6, 2004.
10.24	$3,000,000 Promissory Note due December 31, 2009, incorporated herein by reference to
Exhibit 4.6 of our Current Report on Form 8-K filed with the Securities and Exchange
Commission on October 6, 2004.
10.25	Note and Warrant Purchase Agreement, dated September 30, 2004, by and among Langer, Inc., and the investors named therein, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
10.26	Form of 7% Senior Subordinated Note due September 30, 2007, incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Securities and Exchange
Commission on October 6, 2004.
10.27	Form of Warrant to purchase shares of the common stock of Langer, Inc., incorporated herein by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
10.28†+	Employment Agreement between Langer, Inc. and W. Gray Hudkins, dated as of November 15, 2004.
10.29†+	Amendments dated as of November 12, 2004, October 28, 2004, September 31, 2004, May 28, 2004, March 30, 2004, January 30, 2004 and December 1, 2003, to Employment Agreement dated as of February 13, 2001, between us and Andrew H. Meyers.
10.30†+	Stock Option Agreement between Langer, Inc. and W. Gray Hudkins, dated November 12, 2004.

Exhibit No.	Description of Exhibit
10.31†+	Stock Option Agreement between Langer, Inc. and Steven Goldstein, dated November 12, 2004.
10.32†+	Restricted Stock Agreement between Langer, Inc. and W. Gray Hudkins, dated November 12, 2004.
10.33	Supply Agreement, dated as of September 20, 1999, by and between Silipos, Inc., and
Poly-Gel, L.L.C. incorporated by reference to Exhibit 10.1 to our Quarterly Report on
Form 10-Q for the nine months ended September 30, 2004.
10.34	Form of 4% Convertible Subordinated Note due September 31, 2006, incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K Filed with the Securities and Exchange Commission on November 13, 2001.
10.35†	Letter Agreement dated October 31, 2001, between Langer Partners, LLC and Oracle Management.
10.36†	Stock Option Agreement between Langer, Inc. and Kanders & Company, Inc. dated November 12, 2004.
10.37	Patent License Agreement, including amendment no. 1 thereto, between Applied Elastomerics, Inc. and SSL Americas, Inc., dated effective November 30, 2001, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on 3/30/05, Exhibit 10.41.
10.38	Assignment and Assumption Agreement, dated as of September 30, 2004, by and between
SSL Americas, Inc. and Silipos, Inc., incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on 3/30/05, Exhibit 10.42.
10.39	License Agreement, dated as of January 1, 1997, by and between Silipos, Inc. and Gerald P. Zook, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on 3/30/05, Exhibit 10.43.
10.40	Copy of Lease between 366 Madison Inc. and Silipos, Inc., dated April, 1995;
Lease Modification and Extension Agreement, dated November 1, 1995; and Second Lease Modification and Extension Agreement, dated December 16, 1997, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on 3/30/05, Exhibit 10.44.
10.41	Copy of Sublease between Calamar Enterprises, Inc. and Silipos, Inc., dated May 21, 1998;
First Amendment to Sublease between Calamar Enterprises, Inc. and Silipos, Inc., dated July 15, 1998; and Second Amendment to Sublease between Calamar Enterprises, Inc. and Silipos, Inc., dated March 1, 1999, incorporated herein by reference to the Company’s Annual Report on
Form 10-K for the year ended December 31, 2004, filed with the Commission on 3/30/05, Exhibit 10.45.
10.42	Lease dated December 19, 2005, between the Company (as tenant) and 41 Madison, L.P., of office space at 41 Madison Avenue, New York, N.Y., incorporated herein by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 22, 2005.
10.43	Form of Amendment to Stock Option Agreement, incorporated herein by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 27, 2005.
10.45	Form of Amendment to Restricted Stock Award Agreement, incorporated herein by reference to the Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 27, 2005.
10.46+	Employment Agreement dated as of September 18, 2006, between the Company and Sara
Cormack, incorporated herein by reference to the Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 18, 2006.
10.47	Form of Note Purchase Agreement dated as of December 7, 2006, among the Company and the purchasers of the Company’s 5% Convertible Notes Due December 7, 2011, including letter amendment dated as of December 7, 2006, without exhibits, incorporated herein by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 14, 2006.

Exhibit No.	Description of Exhibit
10.48	Form of the Company’s 5% Convertible Note Due December 7, 2011, incorporated herein by reference to the Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 14, 2006.
10.49	Registration Rights Agreement dated as of January 8, 2007, by and between Langer, Inc., and Regal Medical Supply, LLC, incorporated herein by reference to the Exhibit 10.1 of the
Company’s Current Report on Form 8-K filed January 12, 2007.
10.50	Asset Purchase Agreement dated as December 15, 2006, by and among Langer, Inc.,
Regal Acquisition Co., Regal Medical Supply, LLC, John Eric Shero, William Joseph Warning, John P Kenney, Richard Alan Nace, Linda Ann Lee, Carl David Ray, and Roy Kelley,
incorporated herein by reference to the Exhibit 10.2 of the Company’s Current Report on
Form 8-K filed January 12, 2007.
10.51	Registration Rights Agreement dated as of January 23, 2007, by and between the Company,
Peter A. Asch, Richard D. Asch, A. Lawrence Litke, and Joseph M. Candido, incorporated herein by reference to the Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 29, 2007.
10.52+	Employment Agreement dated January 23, 2007, between Twincraft, Inc. and Peter A. Asch, incorporated herein by reference to the Exhibit 10.2 of the Company’s Current Report on
Form 8-K filed January 29, 2007.
10.53+	Employment Agreement dated January 23, 2007, between Twincraft, Inc. and A. Lawrence Litke, incorporated herein by reference to the Exhibit 10.3 of the Company’s Current Report on
Form 8-K filed January 29, 2007.
10.54+	Employment Agreement dated January 23, 2007, between Twincraft, Inc. and Richard. Asch, incorporated herein by reference to the Exhibit 10.4 of the Company’s Current Report on
Form 8-K filed January 29, 2007.
10.55+	Consulting Agreement dated January 23, 2007, between Twincraft, Inc. and Fifth Element LLC, incorporated herein by reference to the Exhibit 10.5 of the Company’s Current Report on
Form 8-K filed January 29, 2007.
10.56	Lease Agreement dated January 23, 2007, between Twincraft, Inc. and Asch Partnership, incorporated herein by reference to the Exhibit 10.6 of the Company’s Current Report on
Form 8-K filed January 29, 2007.
10.57	Lease dated October 1, 2003 and as amended January 23, 2006, between Twincraft, Inc. and Asch Enterprises, LLC, incorporated herein by reference to the Exhibit 10.7 of the Company’s Current Report on Form 8-K filed January 29, 2007.
10.58	Stock Purchase Agreement dated as of November 14, 2006, by and among Langer, Inc.,
Peter A. Asch, Richard D. Asch, A. Lawrence Litke, and Joseph M. Candido, incorporated herein by reference to the Exhibit 10.8 of the Company’s Current Report on Form 8-K filed January 29, 2007.
10.59	Employment Agreement dated as of January 16, 2006, between the Company and Kathryn P. Kehoe, incorporated herein by reference to Exhibit 10.59 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 2, 2007.
10.60	Loan and Security Agreement dated as of May 11, 2007, between Wachovia Bank, National Association, and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc., incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 15, 2007.
10.61+	Employment Agreement dated as of July 26, 2007, between the Company and Kathleen P. Bloch, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 27, 2007.

Exhibit No.	Description of Exhibit
10.62+	Employment Agreement dated as of October 1, 2007, between the Company and
W. Gray Hudkins, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 12, 2007.
10.63	Amendment dated June 21, 2007, to Loan and Security Agreement dated as of May 11, 2007, between Wachovia Bank, National Association, and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc.
10.64	Amendment No. 2 dated as of October 1, 2007, to Loan and Security Agreement dated as of May 11, 2007, between Wachovia Bank, N.A., and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc.
10.65	Form of Indemnification Agreement between the Company and each director.
21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman, LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.
32.1	Section 1350 Certification by Principal Executive Officer.
32.2	Section 1350 Certification by Principal Financial Officer.

†	Incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-120718) filed with the Securities and Exchange Commission on November 23, 2004.
††	Incorporated herein by reference to Amendment No. 2 of our Registration Statement on Form S-1 (File No. 333-120718), filed with the Securities and Exchange Commission on February 11, 2005.
+	This exhibit represents a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 LANGER, INC.

Date: March 31, 2008	By: /s/ W. Gray Hudkins W. Gray Hudkins President and Chief Executive Officer (Principal Executive Officer)
Date: March 31, 2008	By: /s/ Kathleen P. Bloch Kathleen P. Bloch Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	By: /s/ Warren B. Kanders Warren B. Kanders Director
Date: March 31, 2008	By: /s/ Peter A. Asch Peter A. Asch Director
Date: March 31, 2008	By: /s/ Stephen M. Brecher Stephen M. Brecher Director
Date: March 31, 2008	By: /s/ Burtt R. Ehrlich Burtt R. Ehrlich Director
Date: March 31, 2008	By: /s/ Stuart P. Greenspon Stuart P. Greenspon Director
Date: March 31, 2008	By: /s/ W. Gray Hudkins W. Gray Hudkins Director

EXHIBIT LIST

Exhibit No.	Description of Exhibit
10.63	Amendment dated June 21, 2007, to Loan and Security Agreement dated as of May 11, 2007, between Wachovia Bank, National Association, and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc.
10.64	Amendment No. 2 dated October 1, 2007, to Loan and Security Agreement dated as of May 11, 2007, between Wachovia Bank, N.A., and Langer, Inc., Silipos, Inc., Regal Medical Inc., and Twincraft, Inc.
10.65	Form of Indemnification Agreement between the Company and each director.
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002