Form 10-Q
period 2008-03-31
LANGER INC
filed 2008-05-12
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.02—11,136,860 shares as of May 9, 2008.

INDEX

LANGER, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,122,597	$2,422,453
Restricted cash - escrow	1,000,000	1,000,000
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $1,412,531 and $1,466,837, respectively	9,800,654	8,764,401
Inventories, net	6,930,487	6,680,353
Assets held for sale	―	1,501,717
Prepaid expenses and other current assets	1,225,772	1,156,333
Total current assets	21,079,510	21,525,257
Property and equipment, net	13,820,855	14,592,616
Identifiable intangible assets, net	14,117,560	14,457,669
Goodwill	21,956,430	21,956,430
Other assets	1,288,869	1,158,697
Total assets	$72,263,224	$73,690,669
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,306,609	$3,148,921
Liabilities related to assets held for sale	―	472,318
Other current liabilities, including current installment of note payable	4,149,066	3,614,462
Unearned revenue	319,860	336,232
Total current liabilities	8,775,535	7,571,933

Long-term debt:
5% Convertible Notes, net of debt discount of $368,566 at March 31, 2008 and $390,771 at December 31, 2007	28,511,434	28,489,229
Notes payable	103,214	113,309
Obligation under capital lease	2,700,000	2,700,000
Unearned revenue	79,300	83,682
Deferred income taxes payable	1,809,273	1,801,653
Other liabilities	1,031,002	1,043,288
Total liabilities	43,009,758	41,803,094
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	―	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 11,588,512 and 11,588,512, respectively	231,771	231,771
Additional paid in capital	53,837,248	53,800,139
Accumulated deficit	(24,564,687)	(22,713,086)
Accumulated other comprehensive income	691,750	765,392
	30,196,082	32,084,216
Treasury stock at cost, 451,652 and 84,300 shares, respectively	(942,616)	(196,641)
Total stockholders’ equity	29,253,466	31,887,575
Total liabilities and stockholders’ equity	$72,263,224	$73,690,669

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended March 31,
	2008	2007

Net sales	$15,778,171	$14,320,963
Cost of sales	10,910,781	9,030,234
Gross profit	4,867,390	5,290,729

General and administrative expenses	3,641,431	3,243,498
Selling expenses	2,255,843	2,098,238
Research and development expenses	269,795	196,711
Operating loss	(1,299,679)	(247,718)
Other expense, net:
Interest income	23,994	131,854
Interest expense	(557,718)	(525,769)
Other	(16)	(7,016)
Other expense, net	(533,740)	(400,931)
Loss from continuing operations before income taxes	(1,833,419)	(648,649)
(Provision for) income taxes	(18,182)	(63,631)
Loss from continuing operations	(1,851,601)	(712,280)
Discontinued Operations: Loss from operations of discontinued subsidiary	―	(72,185)
(Provision for) benefit from income taxes	―	—
Loss from discontinued operations	―	(72,185)
Net Loss	$(1,851,601)	$(784,465)

Net Loss per common share:
Basic and diluted:
Loss from continuing operations	$(0.17)	$(0.06)
Loss from discontinued operations	―	(0.01)
Basic and diluted loss per share	$(0.17)	$(0.07)
Weighted average number of common shares used in computation of net (loss) per share:
Basic and diluted	11,136,860	11,183,415

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended March 31, 2008
(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury	Additional Paid-in	Accumulated	Foreign Currency	Comprehensive	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Translation	Income (Loss)	Equity
Balance at January 1, 2008	11,588,512	$231,771	$(196,641)	$53,800,139	$(22,713,086)	$765,392		$31,887,575
Net loss	—	—	—	—	(1,851,601)	—	$(1,851,601)	―
Foreign currency adjustment	—	—	—	—	—	(73,642)	(73,642)	―
Total comprehensive loss	—	—	—	—	—	—	$(1,925,243)	(1,925,243)
Stock-based compensation expense	—	—	—	37,109	—	—		37,109
Purchase of Treasury Stock	—	—	(694,975)		—	—		(694,975)
Shares received as settlement of receivable			(51,000)		—	—		(51,000)
Balance at March 31, 2008	11,588,512	$231,771	$(942,616)	$53,837,248	$(24,564,687)	$691,750		$29,253,466

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(1,851,601)	$(784,465)
Loss from discontinued operations	―	72,185
Loss from continuing operations	(1,851,601)	(712,280)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	1,376,352	847,396
Loss on receivable settlement	49,000	―
Amortization of debt acquisition costs	88,652	65,325
Amortization of debt discount	22,205	14,489
Loss on pension settlement	―	47,824
Stock-based compensation expense	37,109	69,865
Provision for doubtful accounts receivable	(54,306)	133,204
Deferred income tax provision	7,620	63,651
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,002,258)	(762,159)
Inventories	(266,222)	(231,027)
Prepaid expenses and other current assets	(177,648)	(106,990)
Other assets	2,405	920,621
Accounts payable and other current liabilities	1,786,826	1,141,084
Unearned revenue and other liabilities	(33,040)	(94,905)
Net cash provided by (used in) operating activities of continuing operations	(14,906)	1,396,098
Net cash (used in) operating activities of discontinued operations	―	(62,338)
Net cash provided by (used in) operating activities	(14,906)	1,333,760
Cash Flows From Investing Activities:
Purchase of property and equipment	(372,114)	(104,723)
Increase in restricted cash - escrow	―	(1,000,000)
Purchase of treasury stock	(694,975)	―
Net proceeds from sale of subsidiary	808,169	―
Due to sellers of Twincraft	―	2,840,139
Purchase of businesses, net of cash acquired	―	(25,708,492)
Net cash (used in) investing activities for continuing operations	(258,920)	(23,973,076)
Net cash (used in) investing activities of discontinued operations	―	―
Net cash (used in) investing activities	(258,920)	(23,973,076)

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the three months ended March 31,
	2008	2007

Cash Flows From Financing Activities:
Repayment of note payable	(9,469)	(9,414)
Net cash (used in) financing activities of continuing operations	(9,469)	(9,414)
Net cash (used in) financing activities of discontinued operations	―	—
Net cash (used in) financing activities	(9,469)	(9,414)
Effect of exchange rate changes on cash	(16,561)	(6,758)
Net increase (decrease) in cash and cash equivalents	(299,856)	(22,655,488)
Cash and cash equivalents at beginning of year, including $158,518, reported under assets held for sale in 2007.	2,422,453	(29,766,997)
Cash and cash equivalents at end of year, including $240,391, reported under assets held for sale in 2007.	$2,122,597	$(7,111,509)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$85,856	$85,545
Income taxes	$29,350	$38,312
Supplemental Disclosures of Non Cash Investing Activities:
Issuance of stock related to the acquisition of Regal		$1,372,226
Issuance of stock related to the acquisition of Twincraft		$9,700,766
Note receivable related to sale of subsidiary	$221,230
Supplemental Disclosures of Non Cash Financing Activities:
Accounts payable and accrued liabilities relating to property and equipment	$101,797	$1,273

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Notes To Unaudited Condensed Consolidated Financial Statements

NOTE 1 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), other than the purchases and sale of affiliates discussed herein, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the related financial statements and consolidated notes, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. During the three months ended March 31, 2007, the Company consummated two acquisitions which are included in the Company’s financial statements for this period (see Note 2, "Acquisitions").

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities relating to Langer (UK) Limited (“Langer UK”) have been reclassified as held for sale in the Consolidated Balance Sheets and the results of operations of Langer UK for the current and prior period have been reported as discontinued operations. The Company sold the capital stock of Langer UK to a third party on January 18, 2008. We classify as discontinued operations for all periods presented any component of our business that we believe is probable of being sold or has been sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes. For those components, we have no significant continuing involvement after disposal, and their operations and cash flows are eliminated from our ongoing operations. Sales of significant components of our business not classified as discontinued operations are reported as a component of income from continuing operations.

(b) Sale of Langer (UK) Limited

On January 18, 2008, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, Langer (UK) Limited (“Langer UK”) to an affiliate of Sole Solutions, a retailer of specialty footwear based in the Untied Kingdom. The sales price was $1,155,313, of which $934,083 was paid in cash at closing and the remaining $221,230 is evidenced by a note receivable. In addition, transaction costs in the amount of $125,914 were incurred. The note bears interest at 8.5% and does not require any monthly payments of principal or interest. The note and accrued interest are due in full on January 18, 2010 and are included in other long-term assets. In addition, upon closing, the Company entered into an exclusive sales agency agreement and distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel. These agreements have a term of three years.

(c) Restricted Cash

Restricted cash consist of $1,000,000 being held in escrow relating to the Company’s acquisition of Twincraft, Inc. (“Twincraft”). The escrow will be released July 23, 2008 (18 months after the closing), net of any claims against the escrow plus any accrued interest and will be reflected as an adjustment to goodwill at that time.

(d)  Seasonality

 Revenue derived from sales of orthotic devices in North America has historically been significantly higher in the warmer months of the year. Revenues related to the personal care segment fluctuate during the year. Historically, these revenues increase due to seasonal demand during the second and fourth quarters.

(e) Stock-Based Compensation
The total stock compensation expense for the three months ended March 31, 2008 and 2007 was $32,120 and $60,358, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

 For the three months ended March 31, 2007, the Company granted 425,000 options under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). These options were granted to employees of Twincraft at an exercise price of $4.20. A total of 325,000 options were awarded to employees, and 100,000 options were awarded to a non-employee.

The Company accounts for equity issuances to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair market value of the services received. The Company utilizes the Black-Scholes option pricing model to determine the fair value at the end of each reporting period. Non-employee stock-based compensation expense is subject to periodic adjustment and is being recognized over the vesting periods of the related options. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in-capital. During the three months ended March 31, 2007, the Company issued 100,000 stock options in conjunction with a non-employee consulting agreement with Fifth Element, LLC. For the three months ended March 31, 2008 and March 31, 2007, $4,989 and $9,507, respectively were recorded as consulting expense.

Restricted Stock

 On January 23, 2007, the Board of Directors approved a grant of 75,000 shares of restricted stock to Kathy Kehoe, 275,000 shares of restricted stock to W. Gray Hudkins, 7,500 shares of restricted stock to Stephen M. Brecher, 7,500 shares of restricted stock to Burtt R. Ehrlich, 7,500 shares to Stuart Greenspon and 500,000 shares of restricted stock to Warren B. Kanders, subject to vesting upon satisfaction of certain performance conditions. In September 2007, the Board of Directors approved a grant of 75,000 shares of restricted stock to Kathleen P. Bloch, subject to vesting upon satisfaction of certain performance conditions. During the three months ended March 31, 2008, the restricted shares issued to Kathy Kehoe were forfeited on account of her resignation as an officer and employee effective February 5, 2008. The Company will record stock compensation expense with respect to these grants when the vesting of the grants is probable.

(f) Recently Issued Accounting Pronouncements

 On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted SFAS No. 157 as of January 1, 2008. The Company has no financial assets or liabilities that are currently measured at fair value on a recurring basis and therefore had no impact upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal 2008. The Company did not elect to adopt the provisions under SFAS No. 159, therefore, the adoption of SFAS No. 159 in the first quarter of fiscal 2008 did not impact the Company’s financial position or results of operations.

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

(g) Stock Repurchase

In accordance with the previously announced stock repurchase program, the Company purchased 342,352 shares of its common stock at a price of $2.00 per share on January 25, 2008. The total cost of this purchase, including brokerage commission, amounted to $694,975.

NOTE 2 —ACQUISITIONS

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

The initial consideration for the acquisition of Regal (before post-closing adjustments) was approximately $1,640,000, which was paid through the issuance of 379,167 shares of the Company’s common stock valued under the asset purchase agreement at a price of $4.329 per share. In addition, transaction costs in the amount of $69,721 were incurred, which increased the acquisition cost to $1,709,721. The purchase price was subject to a post-closing downward adjustment to the extent that the working capital as reflected on Regal’s January 8, 2007 (closing date) balance sheet was less than $675,000. On March 12, 2007, the Company and Regal agreed to a post-closing downward adjustment, pursuant to terms of the purchase agreement, reducing the price from $1,709,721 to $1,441,670, which was effected by the cancellation of 45,684 shares, which were valued for purposes of the adjustment at $4.114 per share, which was the average closing price of the Company’s common stock on The NASDAQ Global Market (“NASDAQ”) for the 5 trading days ended December 19, 2006. Subsequently, the Company reclassified certain assets, and asserted against the seller a claim for receivables acquired but not collected pursuant to the terms of the purchase agreement; in March 2008, the Company accepted a return of 25,000 shares of its common stock from the sellers in full settlement of this claim. On the date of the transfer of these shares, the fair value of our common stock was $2.04 per share, and the Company recorded a loss of $49,000 related to this settlement. The Company entered into a three-year employment agreement with a former employee and member of the seller and a non-competition agreement with the seller and seller’s members.

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

The purchase price paid for Twincraft at the time of closing was approximately $26,650,000, of which $1,500,000 was held in two separate escrows to partially secure payment of any indemnification claims, and payment for any purchase price adjustments and/or working capital adjustments based on the final post-closing audit. On May 30, 2007, the escrow of $500,000 was released to the sellers of Twincraft. The remaining escrow of $1,000,000 will not be released until 18 months after the closing, net of any claims which the Company has against the escrow. This portion of the escrow is considered to be contingent consideration and not part of the purchase price and is classified as restricted cash on the Company’s consolidated balance sheet. These escrow funds will increase goodwill when and if they are released in July 2008. The purchase price was paid 85% in cash and the balance through the issuance of the Company’s common stock to the sellers of Twincraft, which was valued based on the average closing price of the Company’s common stock on the two days before, two days after, and on November 14, 2006, which was the date the Company and Twincraft’s stockholders entered into the purchase agreement. The purchase price was subject to adjustment based on Twincraft’s working capital target of $5,100,000 at closing, and operating performance for the year ended December 31, 2006. On May 15, 2007, the working capital adjustment, which was agreed to by the Company and the sellers of Twincraft, in effect increased the purchase price of the Twincraft acquisition by approximately $1,276,000 payable in cash. In addition, on May 15, 2007, the operating performance adjustments, which were agreed to by the Company and the sellers of Twincraft, increased the purchase price of Twincraft by approximately $1,867,000, and the adjustments were made by the issuance of 68,981 shares of the Company’s common stock (representing 15% of the adjustment to the purchase consideration) and the balance of approximately $1,564,000 was paid in cash. The cash adjustments for working capital and operating performance totaling approximately $2,840,000 were paid to the sellers in May 2007. During the year 2007, approximately $193,000 of additional transaction costs relating to the Twincraft acquisition were incurred, resulting in an increase to the cost of the Twincraft acquisition, and is reflected in goodwill. Total transactions costs were $1,445,714.

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

Subject to the terms and conditions set forth in the Twincraft purchase agreement, the sellers of Twincraft (including Mr. Asch) can earn additional deferred consideration for the years ended 2007 and 2008. Deferred consideration would have been earned for the year ending December 31, 2007 if Twincraft’s adjusted EBITDA (as defined) exceeded its 2006 adjusted EBITDA. For the year ended December 31, 2007, the sellers of Twincraft did not earn any additional consideration. The sellers of Twincraft will earn deferred consideration for the year ending December 31, 2008, if Twincraft’s 2008 EBITDA exceeds $4,383,000, in which case the Company will be obligated to pay to the Sellers three times the difference between Twincraft’s 2008 EBITDA and $4,383,000. In the event this target is met, the payment would be compensation expense, not purchase price, since it is contingent upon their being employed.

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

(c) Unaudited Pro Forma Results

Below are the unaudited pro forma results of operations for the three months ended March 31, 2007, as if the Company had acquired Regal and Twincraft on January 1, 2007. Such pro forma results are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the three months ended March 31, 2007 were:

2007
Net sales	$16,256,152
Net (loss)	(680,608)
(Loss) income per share – basic and diluted	$(0.06)

(3) Discontinued Operations

On January 18, 2008, the Company completed the sale of Langer (UK) Limited (“Langer UK”). In accordance with SFAS No. 144, the results of operations of Langer UK for the current and prior periods have been reported as discontinued operations, and the assets and liabilities related to Langer UK have been classified as held for sale in the Consolidated Balance Sheets. Operating results of Langer UK, which were formerly included in our medical products segment, are summarized as follows:
	Three months ended March 31,
	2008	2007
Total revenues	$—	$818,579
Net (loss) from Langer UK operations	$—	$(72,689)
Other income, net	—	(504)
Loss before income taxes	—	(72,185)
(Provision for) benefit from income taxes	—	—
Loss from discontinued operations	$—	$(72,185)

(4) Net Assets Held for Sale

The assets and liabilities of Langer UK have been reclassified as held for sale in the Consolidated Balance Sheets. The assets and liabilities related to Langer UK consist of the following

	March 31,	December 31,
	2008	2007
Cash	$—	$—
Accounts receivable	—	572,870
Inventories	—	380,132
Other current assets	—	54,209
Goodwill	—	287,171
Property and equipment	—	207,335
Assets held for sale	$—	$1,501,717
Accounts payable	$—	$132,102
Other current liabilities	—	340,216
Liabilities related to assets held for sale	$—	$472,318

(5) Identifiable Intangible Assets

Identifiable intangible assets at March 31, 2008 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Non-competition agreements – Benefoot/Bi-Op	4	$572,000	$451,218	$120,782
License agreements and related technology – Benefoot	5 to 8	1,156,000	785,910	370,090
Repeat customer base – Bi-Op	7	500,000	216,666	283,334
Trade names – Silipos	Indefinite	2,688,000	―	2,688,000
Repeat customer base – Silipos	7	1,680,000	954,100	725,900
License agreements and related technology – Silipos	9.5	1,364,000	502,526	861,474
Repeat customer base – Twincraft	19	7,214,500	642,450	6,572,050
Trade names – Twincraft	23	2,629,300	133,370	2,495,930
		$17,803,800	$3,686,240	$14,117,560

Identifiable intangible assets at December 31, 2007 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Non-competition agreements – Benefoot/Bi-Op	4	$572,000	$431,089	$140,911
License agreements and related technology – Benefoot	5 to 8	1,156,000	762,806	393,194
Repeat customer base – Bi-Op	7	500,000	200,926	299,074
Trade names – Silipos	Indefinite	2,688,000	—	2,688,000
Repeat customer base – Silipos	7	1,680,000	885,807	794,193
License agreements and related technology – Silipos	9.5	1,364,000	466,632	897,368
Repeat customer base – Twincraft	19	7,214,500	494,080	6,720,420
Trade names – Twincraft	23	2,629,300	104,791	2,524,509
		$17,803,800	$3,346,131	$14,457,669

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended March 31, 2008 and 2007 was $340,109, and $285,701, respectively. As of March 31, 2008, the estimated future amortization expense is $1,040,794 for 2008, $1,318,039 for 2009, $1,200,257 for 2010, $1,137,073 for 2011, $1,133,307 for 2012 and $5,600,090 thereafter.

(6) Inventories, net

Inventories, net, consisted of the following:
	March 31, 2008	December 31, 2007
Raw materials	$4,270,480	$4,266,875
Work-in-process	583,292	552,778
Finished goods	3,729,139	3,422,556
	8,582,911	8,242,209
Less: Allowance for excess and obsolescence	1,652,424	1,561,856
	$6,930,487	$6,680,353

(7) Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A., expiring on September 30, 2011. On April 16, 2008, the Company entered into an amendment of the Credit Facility with Wachovia that changed certain terms of the agreement. The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $15 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $3 million for term loans, and a sub-limit of $4 million on loans against inventory. The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos, Twincraft and Regal) and any other company or person that hereafter becomes a borrower or owner of any property in which the lender has a security interest under the Credit Facility. As of March 31, 2008, the Company had not made draws on the Credit Facility and has approximately $8.0 million available under the Credit Facility related to eligible accounts receivable and inventory. In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

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

 If the Company’s availability is less than $3,000,000, the Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0. Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At March 31, 2008, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $778,000, and other outstanding letters of credit of approximately $571,000.

 The Company is required to pay monthly interest in arrears at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined. To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of three eights of one percent (0.375%) on the unused portion of the loan commitment. The Company paid the lender a closing fee in the amount of $75,000 in August 2007. As of March 31, 2008, the Company has recorded deferred financing costs in connection with the Credit Facility of $394,556, of which $22,465 has been amortized during the three months ended March 31, 2008 and the balance will be amortized over the life of the Credit Facility. In April 2008, the Company paid a $20,000 fee to Wachovia related to the Amendment of its Credit Facility, which has been recorded as a deferred financing cost and will be amortized over the remaining term of the Credit Facility.

(8) Segment Information

 During the three months ended March 31, 2008 and 2007, the Company operated in three segments (medical products, personal care, and Regal). In January 2007, the Company acquired Regal, which operates as part of its own segment. Also, in January 2007, the Company acquired Twincraft, which operates as part of the personal care segment. Assets and expenses related to the Company’s corporate offices are reported under “other” as they do not relate to any of the operating segments. Intersegment sales are recorded at cost.

Segment information for the three months ended March 31, 2008 and 2007 is summarized as follows:

Three months ended March 31, 2008	Medical Products	Personal Care	Regal	Other	Total
Net sales	$6,261,601	$8,515,315	$1,001,255	―	$15,778,171
Gross profit	2,421,084	1,774,100	672,206	―	4,867,390
Operating (loss) income	492,219	(139,035)	(82,244)	(1,570,619)	(1,299,679)
Total assets as of March 31, 2008	27,526,593	36,361,172	2,257,793	6,117,666	72,263,224

Three months ended March 31, 2007	Medical Products	Personal Care	Regal	Other	Total
Net sales	$6,503,585	$7,082,898	$734,480	―	$14,320,963
Gross profit	2,449,241	2,304,803	536,685	―	5,290,729
Operating (loss) income	456,681	480,995	74,335	(1,259,729)	(247,718)
Total assets as of March 31, 2007	32,287,607	41,457,913	2,068,776	3,848,474	79,662,770

Geographical segment information for the three months ended March 31, 2008 and 2007 is summarized as follows:

Three months ended March 31, 2008	United States	Canada	United Kingdom	Total
Net sales to external customers	$14,728,349	$683,585	$366,237	$15,778,171
Intersegment net sales	110,698	―	―	110,698
Gross profit	4,304,395	281,984	281,011	4,867,390
Operating (loss) income	(1,418,855)	25,860	93,316	(1,299,679)
Total assets as of March 31, 2008	70,027,330	1,706,164	529,730	72,263,224

Three months ended March 31, 2007	United States	Canada	United Kingdom	Total
Net sales to external customers	$13,332,061	$683,656	$305,246	$14,320,963
Intersegment net sales	257,858			257,858
Gross profit	4,726,565	341,483	222,681	5,290,729
Operating (loss) income	(353,197)	97,944	7,535	(247,718)
Total assets as of March 31, 2007	77,456,485	1,783,268	423,017	79,662,770

(9) Comprehensive Loss

The Company’s comprehensive income (loss) were as follows:
	Three months ended March 31,
	2008	2007
Net loss	$(1,851,601)	$(784,465)
Other comprehensive income (loss), net of tax:
Recognized loss of unrecognized periodic pension costs	―	47,824
Change in equity resulting from translation of financial statements into U.S. dollars	(73,642)	(18,671)
Comprehensive loss	$(1,925,243)	$(755,312)

(10) Income (Loss) per share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted loss per share computations for the three months ended March 31, 2008 and 2007 exclude approximately 1,823,000 and approximately 1,963,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the three months ended March 31, 2008 and 2007, respectively.

 The following table provides a reconciliation between basic and diluted (loss) earnings per share:
	Three months ended March 31,
	2008			2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and diluted EPS	$(1,843,601)	11,136,860	$(.17)	$(784,465)	11,183,415	$(.07)

(11) Related Party Transactions

5% Convertible Subordinated Notes.   On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 in a private placement. The number of shares of common stock issuable on conversion of the notes, as of March 31, 2008, is 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances. A trust controlled by Mr. Warren B. Kanders, the Company’s Chairman of the Board of Directors and largest beneficial stockholder, owns (as a trustee for a member of his family) $2,000,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Note.

(12) Litigation

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

On or about February 13, 2006, Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006, alleged that he was terminated by Silipos without cause and, therefore, was entitled, pursuant to his employment agreement, to a severance payment of two years’ base salary. On or about February 23, 2006, Silipos commenced action in New York State Supreme Court, New York County, against Mr. Bickel seeking, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that he voluntarily resigned his employment with Silipos. Silipos also sought compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaints and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. On August 8, 2006, the Court determined that the restrictive covenant was enforceable against Mr. Bickel for the duration of its term (which expired on January 11, 2007) to the extent of prohibiting Mr. Bickel from soliciting certain key customers of the Company with whom he had worked during his employment with the company. The Company has withdrawn, without prejudice, its claims for compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortuous interference with business relations. On October 12, 2007, the court issued an opinion and order dismissing all of Mr. Bickel’s claims against Silipos, denying Mr. Bickel’s motion to dismiss the remaining claims of Silipos against him, and allowing Silipos to proceed with its claims against Mr. Bickel for breach of fiduciary duty and disloyalty.

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

(13) Subsequent Event -Termination of lease

The Company expects to be moving its executive offices in May 2008. The Company has executed a surrender agreement with the landlord of 41 Madison Avenue, New York which provides for the termination of the lease effective May 19, 2008 (the “surrender date”). As part of this agreement the landlord has agreed to forgive the remaining outstanding balance of $139,281 on the Company’s existing note payable with the landlord. When the Company vacates the premises in May, 2008, the Company will record a non-cash net gain of approximately $352,000 in the period ended June 30, 2008 associated with vacating this lease, comprised primarily of the net deferred rent balance and forgiveness of the note payable. In addition, the Company has entered into a sublease agreement for office space at 245 5th Avenue, New York, New York. The sublease requires monthly payments of $13,889 per month, commencing May 2008, until June 30, 2009, which is the expiration date of the sublease.

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

•
Regal. On January 8, 2007, we acquired Regal, a provider of contracture management products and services to patients in long-term care and other rehabilitation settings. We acquired Regal as part of an effort to gain access to the long-term care market, to gain a captive distribution channel for certain custom products we manufacture into a market we previously had been unable to penetrate, to obtain higher average selling prices for these products, and to establish a national network of service professionals to enhance our customer relationships in our core markets and new markets. The initial consideration for Regal was approximately $1.7 million, which has since been reduced to approximately $1.4 million due to a shortfall in the amount of working capital delivered at closing and certain other post-closing adjustments.

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

•
Langer UK. On January 18, 2008 we sold all of the outstanding capital stock of the Company’s wholly- owned subsidiary, Langer (UK) Limited (“Langer UK”) to an affiliate of Sole Solutions, a retailer of specialty footwear based in the United Kingdom. The sale price was approximately $1,155,000, of which $934,083 was paid at the closing and $221,230 is in the form of a note with 8.5% interest due in full in two years. Upon closing the Company entered into an exclusive sales agency agreement and a distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel. In December 2007, we recognized a net loss of approximately $176,000 associated with the disposal of Langer UK.

For the quarter ended March 31, 2007, the assets and liabilities of Langer UK are reflected in the consolidated balance sheet as assets and liabilities held for sale. The operating results and cash flows of Langer UK are classified as discontinued operations in the consolidated statements of operations and cash flows.

•
Common Stock Repurchase Program — On December 6, 2007, we announced that our Board had authorized the purchase of up to $2,000,000 of our outstanding common stock, using whatever means the Chief Executive Officer may deem appropriate. In connection with this matter, the Company’s senior lender, Wachovia Bank, National Association, has waived, until April 15, 2009, the provisions of the credit facility that would otherwise preclude the Company from making purchases of its common stock. Through May 9, 2008, the Company made one purchase consisting of 342,352 shares at a cost of $694,975 (or $2.03 per share) including commissions paid, and accepted 25,000 shares in connection with the settlement with the former owners of Regal.

•
On April 16, 2008, the Company amended its credit facility with Wachovia Bank which will allow the Company to repurchase a maximum of $6,000,000 of its common stock and extended the repurchase period to April 15, 2009. The Amendment also resulted in other changes to the terms and availability of borrowings which are more fully discussed in Note 7 to the financial statements.

Segment Information

We operate in three segments, medical products, personal care products, and Regal services. The medical products segment includes our orthopedic manufacturing and distribution activities at Langer and BiOp Laboratories and the orthopedic products of Silipos. The personal care products segment includes the operations of Twincraft and the personal care products of Silipos. We added a third operating segment for the activities of Regal, a provider of contracture management products and services to the long-term care market. For the three months ended March 31, 2008 and 2007, we derived approximately 39.7% and approximately 45.4% of our revenues, respectively, from our medical products segment and approximately 54.0% and approximately 49.5%, respectively, from our personal care segment and approximately 6.3% and 5.1% respectively, from our Regal services segment.

For the three months ended March 31, 2008 and 2007, we derived approximately 97.7% and approximately 97.9%, respectively, of our revenues from North America, and approximately 2.3% and approximately 2.1%, respectively, of our revenues from outside North America. Of our revenue derived from North America for the three months ended March 31, 2008 and 2007, approximately 95.6% and approximately 95.1%, respectively, was generated in the United States and approximately 4.4% and approximately 4.9%, respectively, was generated from Canada.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates under different assumptions or conditions. The following are the only updates or changes to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

 Goodwill and Identifiable Intangible Assets.   Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (49.9% at March 31, 2008 and 49.4% at December 31, 2007) of our total assets. Goodwill and identifiable intangible assets, net, at March 31, 2008 and December 31, 2007 were approximately $36,074,000 and approximately $36,414,000, respectively.

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

Three months ended March 31, 2008 and 2007

On January 18, 2008, we sold all of the outstanding stock of Langer UK Limited (“Langer UK”), one of the Company’s wholly-owned subsidiaries. In 2007, we recognized a net loss of approximately $176,000 associated with the disposal of Langer UK. As of March 31, 2007, Langer UK is reflected in the financial statements as assets and liabilities held for sale. The results of operations of Langer UK are reflected as discontinued operations in the three months ended March 31, 2007.

Net loss for the three months ended March 31, 2008 was approximately $(1,852,000), or $(.17) per share on a fully diluted basis, compared to a net loss of approximately $(784,000), or $(.07) per share on a fully diluted basis for the three months ended March 31, 2007. The principal reasons for the increase in the net loss are a decrease of approximately $423,000 in gross profit, along with increases in general and administrative expenses of approximately $398,000 and selling expenses of approximately $158,000.

 Net sales for the three months ended March 31, 2008 were approximately $15,778,000, compared to approximately $14,321,000 for the three months ended March 31, 2007, an increase of approximately $1,457,000, or 10.2%. The principal reason for the increase in net sales are the sales generated by Twincraft, which were approximately $7,910,000 in the quarter ended March 31, 2008, an increase of $1,864,000 as compared to the quarter ended March 31, 2007. Twincraft was acquired January 23, 2007, and its sales for the first 23 days of 2007 of approximately $1,645,000 were not included in the Company’s 2007 first quarter sales.

Twincraft’s sales are reported in the personal care products segment. Also in personal care products segment, net sales of Silipos were approximately $605,000 in the three months ended March 31, 2008, a decrease of approximately $432,000 or 41.7% as compared to Silipos’ net sales of personal care products of approximately $1,037,000 for the three months ended March 31, 2007. This change is a result of the discriminatory buying patterns of retail customers, which can be volatile from quarter to quarter.

Net sales of medical products were approximately $6,262,000 in the three months ended March 31, 2008, compared to approximately $6,504,000 in the three months ended March 31, 2007, a decrease of approximately $242,000, or 3.7%.

Within the medical products segment, net sales of custom orthotics for the three months ended March 31, 2008 were approximately $4,881,000, compared to approximately $4,842,000 for the three months ended March 31, 2007, an increase of approximately $39,000, or 0.8%. For the three months ended March 31, 2008, custom orthotics sales at Langer were approximately $1,875,000, a decrease of approximately $694,000 or approximately 27.0% as compared to custom orthotic sales at Langer of approximately $2,569,000 in the first quarter of 2007. This decline is related to our closure of the Anaheim, California manufacturing facility in June 2007. For the first three months of 2008, Silipos custom orthotics sales were approximately $2,306,000, an increase of approximately $761,000 or 49.3% as compared to Silipos’ custom orthotics sales of $1,545,000 for the three months ended March 31, 2007. This increase is attributable to a $662,000 increase in shipments to a large distributor during the three months ended March 31, 2008, along with other increases in sales.

Also within the medical products segment, net sales of distributed products for the three months ended March 31, 2008 were approximately $812,000, compared to approximately $1,031,000 for the three months ended March 31, 2007, a decrease of approximately $219,000, or 21.2%. This decrease was attributable to the discontinuation of certain of our therapeutic footwear product lines.

 Net sales of Silipos branded medical products were approximately $2,874,000 in the three months ended March 31, 2008, compared to approximately $2,176,000 in the three months ended March 31, 2007, an increase of approximately $698,000, or 32.1%. This was attributable to the increase in shipments to a large distributor during the three months ended March 31, 2008, as mentioned above.

In our Regal business, net sales for the three months ended March 31, 2008 were approximately $1,001,000 as compared to net sales of approximately $734,000 for the three months ending March 31, 2007. This increase is primarily attributable to an increase in the average sales orders generated by each sales representative.

Cost of sales, on a consolidated basis, increased approximately $1,881,000, or 20.8%, to approximately $10,911,000 for the three months ended March 31, 2008, compared to approximately $9,030,000 for the three months ended March 31, 2007. Approximately $921,000 of this increase is a result of increases in net sales of 10.2% when comparing the three months ended March 31, 2008 to the three months ended March 31, 2007. The remainder of the increase is attributable to raw material price increases of approximately $591,000 at Twincraft, and other factors of approximately $242,000 which impacted Silipos. The increase in material costs at Twincraft is primarily due to increases in the price of soap base, which represents the largest component of its total material costs. At Silipos, changes in the sales mix resulted in increases to labor and overhead.

Cost of sales in the personal care products segment were $6,741,000 in the three months ended March 31, 2008 compared to $4,778,000 in the three months ended March 31, 2007, primarily as a result of the factors discussed above related to Twincraft and Silipos cost of materials.

 Cost of sales in the medical products segment were approximately $3,841,000, or 61.3% of medical products net sales in the three months ended March 31, 2008, compared to approximately $4,054,000, or 62.3% of medical products net sales in the three months ended March 31, 2007.

Cost of sales for custom orthotics were approximately $3,064,000, or 62.8% of net sales of custom orthotics for the three months ended March 31, 2008, compared to approximately $3,118,000, or 64.4% of net sales of custom orthotics for the three months ended March 31, 2007. Cost of sales of historic distributed products were approximately $505,000, or 62.2% of net sales of distributed products in the medical products business for the three months ended March 31, 2008, compared to approximately $653,000, or 63.6% of net sales of distributed products in the medical products business for the three months ended March 31, 2007.

Cost of sales for Silipos’ branded medical products were approximately $1,372,000, or 47.7% of net sales in the three months ended March 31, 2008, compared to cost of sales of approximately $977,000 or 44.9% of net sales in the three months ended March 31, 2007.

Cost of sales in the Regal business were approximately $329,000 or approximately 32.9% of net sales for the three months ended March 31, 2008, compared to cost of sales of approximately $198,000 or approximately 26.9% of net sales for the three months ended March 31, 2007. The increase in the cost of sales percentage at the Regal business is primarily due to increases in the reserves for sales allowances in 2008.

Consolidated gross profit decreased approximately $424,000, or 8.0%, to approximately $4,867,000 for the three months ended March 31, 2008, compared to approximately $5,291,000 in the three months ended March 31, 2007. Consolidated gross profit as a percentage of net sales for the three months ended March 31, 2008 was 30.9%, compared to 36.9% for the three months ended March 31, 2007. The principal reason for the decrease in gross profit are increases in material, labor, and overhead costs in the three months ended March 31, 2008 at both Twincraft and Silipos, as discussed above.

General and administrative expenses for the three months ended March 31, 2008 were approximately $3,641,000, or 23.1% of net sales, compared to approximately $3,243,000, or 22.6% of net sales for the three months ended March 31, 2007, an increase of approximately $398,000. The increase is due to an acceleration of depreciation expenses of $350,000 on the leasehold improvements related to the 41 Madison Avenue, New York lease which will be surrendered during the second quarter of 2008, a write off of $49,000 of the receivable due from the sellers of the Regal business, increases in salaries related to the establishment of the permanent corporate finance staff of $127,000, bank fees of $70,000 related to audits of certain assets which support the Company’s credit facility, increases in the amortization of intangible assets of $54,000 and approximately $139,000 of additional expenses at Twincraft, since the first quarter of 2008 was the first full period of reporting, all of which were offset by declines in professional fees paid to outside accounting consultants of approximately $152,000, a decrease of $165,000 in legal fees, and other net reductions of approximately $74,000.

 Selling expenses increased approximately $158,000, or 7.5%, to approximately $2,256,000 for the three months ended March 31, 2008, compared to approximately $2,098,000 for the three months ended March 31, 2007. Selling expenses as a percentage of net sales were 14.3% in the three months ended March 31, 2008, compared to 14.7% in the three months ended March 31, 2007. The principal reason for the increase of $158,000 is due to the inclusion of Twincraft’s operating results for the entire quarter of 2008 versus only partial inclusion of Twincraft’s operating results for the first quarter of 2007.

 Research and development expenses increased from approximately $197,000 in the three months ended March 31, 2007, to approximately $270,000 in the three months ended March 31, 2008, an increase of approximately $73,000, or 37.1%, which was attributable to an increase in certain research and development expenses at Twincraft.

Interest expense was approximately $558,000 for the three months ended March 31, 2008, compared to approximately $526,000 for the three months ended March 31, 2007, an increase of approximately $32,000. The principal reason for the increase was that the three months ended March 31, 2008 included approximately $22,000 of amortization of deferred financing costs related to the Company’s credit facility with Wachovia which did not occur during the three months ended March 31, 2007.

 Interest income was approximately $24,000 in the three months ended March 31, 2008, compared to approximately $132,000 for the three months ended March 31, 2007. Interest income in 2007 was related to investment of the proceeds from the $28,880,000 of 5% Convertible of Notes.

The provision for income taxes was approximately $18,000 for the three months ended March 31, 2008, compared to approximately $64,000 for the three months ended March 31, 2007. In the three months ended March 31, 2008, we provided a deferred income tax provision of approximately $8,000. In the three months ended March 31, 2007, we provided for current foreign income taxes of approximately $14,000 and a deferred income tax provision of approximately $63,000.

Liquidity and Capital Resources

Working capital as of March 31, 2008 was approximately $12,304,000, compared to approximately $13,953,000 as of December 31, 2007. Unrestricted cash balances were approximately $2,123,000 at March 31, 2008, as compared to approximately $2,422,000 at December 31, 2007. The decrease in working capital at March 31, 2008 is primarily attributable to the decrease of working capital of Langer UK (classified as assets and liabilities held for sale at December 31, 2007, net of receipt of approximately $808,000 in January 2008 as a result of the sale, the use of approximately $695,000 of cash to purchase the Company’s common stock, and approximately $372,000 of cash used to purchase equipment, offset by increases in other current liabilities of approximately $731,000.

 Net cash used in operating activities was approximately $15,000 in the three months ended March 31, 2008. Net cash provided by operating activities was approximately $1,334,000 in the three months ended March 31, 2007. The net cash used in operating activities for the three months ended March 31, 2008 is primarily attributable to our operating loss of $1,844,000 which was offset by non-cash depreciation and amortization expenses of approximately $1,376,000 and changes in the balances of current assets and liabilities. The net cash provided by operating activities in the three months ended March 31, 2007 resulted primarily from increases in accounts payable and accrued liabilities, which is partially offset by increases in other assets primarily due to the acquisitions of Twincraft and Regal.

 Net cash used in investing activities was approximately $259,000 and approximately $23,973,000 in the three months ended March 31, 2008 and 2007, respectively. Cash flows from investing activities for the three months ended March 31, 2008 were as a result of cash provided from the sale of Langer UK of approximately $808,000, offset by approximately $372,000 of cash used to purchase equipment and of approximately $695,000 of cash used to purchase treasury stock. Net cash used in investing activities in the three months ended March 31, 2007 reflects the net cash proceeds used for the purchase of the Twincraft acquisition, in addition to the increases in amounts due to Twincraft and restricted cash in escrow resulting from this acquisition, and the purchases of property and equipment of approximately $105,000.

 Net cash used in financing activities in the three months ended March 31, 2008 and 2007 was approximately $9,000, which represented the note payments related to the leasehold improvements of our office space at 41 Madison Avenue, New York, New York that was financed by the landlord over a term of five years with interest at 7% per annum.

In the three months ended March 31, 2008, we generated a net loss of approximately $(1,844,000), compared to a net loss of approximately $(784,000) for the three months ended March 31, 2007, an increase in net loss of approximately $1,060,000. This was primarily the result of the decrease in gross profit of approximately $423,000, coupled with increases in our general and administrative expenses and selling expenses of approximately $398,000 and $158,000 respectively, which were primarily attributable to our acquisitions of Twincraft and Regal. There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs. In addition, our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot make any assurances that any such funds will be available to us on favorable terms, or at all.

On May 11, 2007 the Company entered into a secured revolving credit facility agreement with a bank expiring on September 30, 2011, which will enable the Company to borrow funds based on its levels of inventory and accounts receivable, in the amount of 85% of the eligible accounts receivable and 60% of the eligible inventory, and, subject to the satisfaction of certain conditions, term loans secured by equipment or real estate hereafter acquired (the “Credit Facility”). Effective April 16, the Company amended its Credit Facility. The changes effected by the amendment include:

(i)	a decrease of the maximum amount of the credit facility to $15 million from $20 million;

(ii)
an increase in the interest rate from the prime rate to the prime rate plus 0.5 percentage points, or, for loans based on the LIBOR rate, from LIBOR plus 2 percentage points to LIBOR plus 2.5 percentage points;

(iii)	an increase in the unused line fee from 0.375% per year on the first $10,000,000 of the line and 0.25% per year on the excess of the unused line over $10,000,000 to 0.375% on the entire unused line.

(iv)
an increase in the amount of the Company’s outstanding stock that the Company is permitted to repurchase from $2,000,000 to $6,000,000, and the extension of the period during which the Company may carry out such purchases to April 15, 2009;

(v)	a reduction in the sublimit on terms loans under the facility from $5,000,000 to $3,000,000;

(vi)	a reduction in the sublimit on availability based on inventory from $7,500,000 to $4,000,000; and

(vii)	a reduction in the amount of availability against Company-owned real estate from 70% to 60%.

The Credit Facility is secured by a security interest in favor of the bank in all the Company's assets. If the Company's availability under the Credit Facility, net of borrowings, is less than $3,000,000, or if the balance owed under the Credit Facility is more than $10,000,000, then the Company's accounts receivable proceeds must be paid into a lock-box account. As of March 31, 2008, the Company had not made draws on the Credit Facility and has approximately $8.0 million available under the Credit Facility related to eligible accounts receivable and inventory. In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating, capital leases and debt repayment requirements as of March 31, 2008, except as noted:

	Payment due By Period (In thousands)
Contractual Obligations	Total	9 Months Ended Dec. 31, 2008	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations (1)	$10,528	$1,604	$4,397	$2,312	$2,215
Capital Lease Obligations	5,039	324	1,364	977	2,374
Convertible Notes due December 7, 2011	28,880	—	28,880	—	—
Note Payable to Landlord (1)	6	6	—	—	—
Interest on Long-term Debt	5,776	1,444	4,332	—	—
Interest on Note Payable to Landlord (1)	2	2	—	—	—
Total	$50,231	$3,380	$38,973	$3,289	$4,589

(1)	This table reflects the terms of the surrender agreement and sublease agreement as discussed in Note 13 to the financial statements, which is expected to become effective in May 2008.

The above table excludes any obligation for leasehold improvements beyond the landlord’s contribution.

Long-Term Debt, Including Current Installments

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”). The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The shares of the Company’s common stock issuable upon conversion of the 5% Convertible Notes, which may include additional shares of common stock as may be issuable on account of adjustments of the conversion price under the 5% Convertible Notes. The Company filed a registration statement with respect to the shares acquirable on conversion of the 5% Convertible Notes (the “Underlying Shares”) and has filed Amendment No. 1 of the registration statement on November 19, 2007. The Company has received a comment letter from the Securities and Exchange Commission dated December 18, 2007, and filed Amendment No. 2 thereof on April 18, 2008.

The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007. Accrued interest on the 5% Convertible Notes was $458,043 at March 31, 2008. At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance, and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes. On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock, on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares. This resulted in a debt discount of $476,873,which is amortized over the term of the 5% Convertible Notes and is recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the quarters ended March 31, 2008 and 2007 were approximately $22,000, and $14,000, respectively.

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

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,700,000 as of March 31, 2008, and the Company’s obligations under its Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment of principal on the 5% Convertible Notes. The amortization of these costs for the three months ended March 31, 2008 was $66,187 and is recorded as interest expense in the consolidated statement of operations.

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”). The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest totaling $4,006, commencing August 2006. The Note is secured by a $202,320 increase to an unsecured letter of credit originally provided to the landlord as security at lease commencement. The amount of the revised unsecured letter of credit is $570,992. The current portion of the Note, $36,167, is included in other current liabilities, including current installments of note payable, and the non-current portion of the Note is $103,214 at March 31, 2008. Interest expense on the Note for the three months ended March 31, 2008 was $2,550. In connection with the surrender of the Company’s lease at 41 Madison Avenue, New York, New York, the landlord has agreed to forgive the remaining outstanding balance of $139,281 on the Company’s existing note payable.

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of March 31, 2008, the Company’s obligation under capital lease, excluding current installments, is $2,700,000.

Recently Issued Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted SFAS No. 157 as of January 1, 2008. The Company had no financial assets or liabilities that are currently measured at fair value on a recurring basis and therefore had no impact upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal 2008. The Company did not elect to adopt the provisions under SFAS No. 159, therefore, the adoption of SFAS No. 159 in the first quarter of fiscal 2008 did not impact the Company’s financial position or results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in Item 3, Legal Proceedings.

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

ITEM 2. PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table sets forth information regarding the Company’s purchase of outstanding common stock during the quarter ended March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares (or units purchased)		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1-January 31, 2008	342,352	(1)	$2.03	342,352	$1,305,025	(2)
February 1-February 29, 2008	—		—	—	—
March 1-March 31-2008	25,000	(3)	2.04	—	—
Total	367,352		$2.03

(1)	The 342,352 shares were purchased in the open market.

(2)
On December 6, 2007, the Company announced its Board of Directors had authorized the purchase of up to $2,000,000 of its outstanding common stock. The Company’s lender, Wachovia Bank, waived the provision of the credit facility which would otherwise preclude the Company from making any purchases of its common stock. The waiver related to $2,000,000 of permitted common stock purchases and expired March 31, 2008.

(3)	On March 28, 2008, the Company accepted 25,000 shares from the sellers of the Regal business in settlement of a claim related to receivables acquired by not collected.

Effective April 16, 2008 the Company entered into an Amendment of its credit facility with Wachovia Bank which, among other changes, permits the Company to repurchase up to $6,000,000 of its common stock during the period ending April 15, 2009.

ITEM 5. OTHER INFORMATION

On May 8, 2008, the Board of Directors of the Company authorized an increase, to $6,000,000 from $2,000,000, in the amount the Company may apply to repurchase its outstanding common stock in the program which was first announced in December 2007.

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

LANGER, INC.

Date: May 12, 2008	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	By:	/s/ KATHLEEN P. BLOCH
Kathleen P. Bloch
Vice President and Chief Financial Officer
(Principal Financial Officer)