Form 10-Q/A
period 2008-03-31
LANGER INC
filed 2008-06-24
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Langer, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as originally filed with the Securities and Exchange Commission on May 12, 2008, for the sole purpose of making a correction to the Section 302 certifications. This Amendment No. 1 and related Section 302 certifications continue to speak as of the original filing date of such Form 10-Q and does not reflect any events or developments that occurred after such date.

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

LANGER, INC.

Date: June 23, 2008	By:	/s/ KATHLEEN P. BLOCH
Kathleen P. Bloch
Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).