Form 10-Q
period 2008-06-30
LANGER INC
filed 2008-08-12
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common Stock, Par Value $.02— 10,651,573 shares as of August 11, 2008

INDEX

LANGER, INC. AND SUBSIDIARIES

Exhibit Index	36

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$650,366	$1,958,502
Restricted cash - escrow	1,000,000	1,000,000
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $831,506 and $384,646, respectively	7,172,046	7,398,144
Inventories, net	6,458,769	6,327,607
Assets held for sale	2,363,304	5,151,235
Prepaid expenses and other current assets	1,333,877	1,017,539
Total current assets	18,978,362	22,853,027
Property and equipment, net	11,712,262	13,763,270
Identifiable intangible assets, net	13,419,701	14,041,929
Goodwill	19,870,407	21,956,430
Other assets	1,137,039	1,076,013
Total assets	$65,117,771	$73,690,669
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,701,304	$2,934,809
Liabilities related to assets held for sale	90,454	1,158,554
Other current liabilities, including current installment of note payable	2,955,174	3,151,782
Unearned revenue	303,151	336,232
Total current liabilities	6,050,083	7,581,377

Long-term debt:
5% Convertible Notes, net of debt discount of $346,082 at June 30, 2008 and $390,771 at December 31, 2007	28,533,918	28,489,229
Notes payable	-	113,309
Obligation under capital lease	2,700,000	2,700,000
Unearned revenue	101,603	83,682
Deferred income taxes payable	1,716,001	1,792,209
Other liabilities	44,488	1,043,288
Total liabilities	39,146,093	41,803,094
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	―	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 11,588,512 shares	231,771	231,771
Additional paid in capital	53,877,248	53,800,139
Accumulated deficit	(27,361,849)	(22,713,086)
Accumulated other comprehensive income	697,818	765,392
	27,444,988	32,084,216
Treasury stock at cost, 936,939 and 84,300 shares, respectively	(1,473,310)	(196,641)
Total stockholders’ equity	25,971,678	31,887,575
Total liabilities and stockholders’ equity	$65,117,771	$73,690,669

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net sales	$14,792,095	$14,932,394	$28,951,544	$27,899,368
Cost of sales	10,241,378	10,148,574	20,429,955	18,649,522
Gross profit	4,550,717	4,783,820	8,521,589	9,249,846

General and administrative expenses	2,828,703	3,122,929	6,126,821	6,157,277
Selling expenses	1,565,795	1,704,042	3,154,344	3,310,150
Research and development expenses	247,160	210,423	516,955	407,134
Operating loss	(90,941)	(253,574)	(1,276,531)	(624,715)

Other expense, net:
Interest income	13,941	68,772	35,033	196,990
Interest expense	(553,710)	(548,221)	(1,107,284)	(1,073,990)
Other	12,097	(2,852)	11,500	(4,961)
Other expense, net	(527,672)	(482,301)	(1,060,751)	(881,961)
Loss from continuing operations before income taxes	(618,613)	(735,875)	(2,337,282)	(1,506,676)
Provision for income taxes	(21,067)	(44,490)	(29,067)	(108,120)
Loss from continuing operations	(639,680)	(780,365)	(2,366,349)	(1,614,796)
Discontinued Operations:
Loss from operations of discontinued subsidiaries (including loss on sales of subsidiaries of $2,194,441 in the three and six months ended June 30, 2008)	(2,369,519)	(69,720)	(2,484,269)	(19,754)
Benefit from income taxes	212,037	—	201,855	—
Loss from discontinued operations	(2,157,482)	(69,720)	(2,282,414)	(19,754)
Net Loss	$(2,797,162)	$(850,085)	$(4,648,763)	$(1,634,550)

Net loss per common share:
Basic and diluted
Loss from continuing operations	$(0.06)	$(0.07)	$(0.22)	$(0.14)
Loss from discontinued operations	(0.20)	(0.01)	(0.21)	—
Basic and diluted loss per share	$(0.26)	$(0.08)	$(0.43)	$(0.14)
Weighted average number of common shares used in computation of net loss per share:
Basic and diluted	10,651,573	11,474,212	10,651,573	11,331,459

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
For the six months ended June 30, 2008
(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
				Additional		Foreign		Total
	Common Stock		Treasury	Paid-in	Accumulated	Currency	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Translation	Income (Loss)	Equity
Balance at January 1, 2008	11,588,512	$231,771	$(196,641)	$53,800,139	$(22,713,086)	$765,392		$31,887,575
Net loss	—	—	—	—	(4,648,763)	—	$(4,648,763)	―
Foreign currency adjustment	—	—	—	—	—	(67,574)	(67,574)	―
Total comprehensive loss	—	—	—	—	—	—	$(4,716,337)	(4,716,337)
Stock-based compensation expense	—	—	—	77,109	—	—		77,109
Purchase of Treasury Stock	—	—	(1,225,669)		—	—		(1,225,669)
Shares received as settlement of receivable			(51,000)		—	—		(51,000)
Balance at June 30, 2008	11,588,512	$231,771	$(1,473,310)	$53,877,248	$(27,361,849)	$697,818		$25,971,678

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2008	2007
Cash Flows From Operating Activities:

Net loss	$(4,648,763)	$(1,634,550)
Loss from discontinued operations	2,282,414	19,754
Loss from continuing operations	(2,366,349)	(1,614,796)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	2,496,231	1,808,910
Loss on receivable settlement	49,000	—
Gain on lease surrender	(218,249)	—
Loss on abandonment of property and equipment	—	28,193
Amortization of debt acquisition costs	178,732	141,151
Amortization of debt discount	44,689	42,514
Loss on pension settlement	—	95,647
Stock-based compensation expense	77,109	144,347
Provision for doubtful accounts receivable	446,860	193,584
Deferred income tax provision	29,067	88,746
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(241,112)	(844,911)
Inventories	(146,564)	(189,839)
Prepaid expenses and other current assets	(602,683)	(322,372)
Other assets	121,892	778,878
Accounts payable and other current liabilities	(386,543)	283,950
Unearned revenue and other liabilities	(36,795)	(130,664)
Net cash provided by (used in) operating activities of continuing operations	(554,715)	503,338
Net cash used in operating activities of discontinued operations	(524,711)	(888,005)
Net cash used in operating activities	(1,079,426)	(384,667)
Cash Flows From Investing Activities:
Purchase of property and equipment	(566,369)	(302,583)
Increase in restricted cash - escrow	—	(1,000,000)
Purchase of treasury stock	(1,225,669)	—
Proceeds from disposal of property and equipment	—	1,000
Net proceeds from sales of subsidiaries	1,239,248	—
Purchase of Twincraft, net of cash acquired	—	(25,901,387)
Net cash used in investing activities for continuing operations	(552,790)	(27,202,970)
Net cash used in investing activities of discontinued operations	(1,589)	(30,007)
Net cash used in investing activities	(554,379)	(27,232,977)

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the six months ended June 30,
	2008	2007

Cash Flows From Financing Activities:
Repayment of note payable	(9,469)	(18,994)
Net cash used in financing activities of continuing operations	(9,469)	(18,994)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(9,469)	(18,994)
Effect of exchange rate changes on cash	(9,962)	52,797
Net decrease in cash and cash equivalents	(1,653,236)	(27,583,841)
Cash and cash equivalents at beginning of year, including $463,951 and $308,404 reported under assets held for sale in 2008 and 2007, respectively.	2,422,453	29,766,997
Cash and cash equivalents at end of period, including $118,851 and $463,951 reported under assets held for sale in 2008 and 2007, respectively.	$769,217	$2,183,156

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$949,885	$988,907
Income taxes	$29,350	$54,170
Supplemental Disclosures of Non Cash Investing Activities:
Issuance of stock related to the acquisition of Regal		$1,372,226
Issuance of stock related to the acquisition of Twincraft		$9,700,766
Note receivable related to sale of subsidiary	$221,230
Supplemental Disclosures of Non Cash Financing Activities:
Accounts payable and accrued liabilities relating to property and equipment	$21,660	$143,901

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Notes To Unaudited Condensed Consolidated Financial Statements

(1) Summary of Significant Accounting Policies and Other Matters

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Langer, Inc. (“Langer” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, other than the purchases and sale of affiliates discussed herein), considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the related financial statements and consolidated notes, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. During the six months ended June 30, 2007, the Company consummated two acquisitions which are included in the Company’s financial statements for this period (see Note 2, "Acquisitions") and during the six months ended June 30, 2008 the Company disposed of two operations.

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

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities relating to Langer (UK) Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), and Bi-Op Laboratories, Inc. (“Bi-Op”) have been reclassified as held for sale in the Consolidated Balance Sheets and the Results of Operations of Langer UK, Regal and Bi-Op for the current and prior period have been reported as discontinued operations. The Company sold the capital stock of Langer UK to a third party on January 18, 2008, and sold its entire membership interest in Regal to a third party on June 11, 2008. In addition, the Company sold all of the capital stock of Bi-Op on July 31, 2008.

(b) Sale of Langer (UK) Limited

On January 18, 2008, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Langer UK, to an affiliate of Sole Solutions, a retailer of specialty footwear based in the United Kingdom. The sales price was $1,155,313, of which $934,083 was paid in cash at closing and the remaining $221,230 is evidenced by a note receivable. In addition, transaction costs in the amount of $125,914 were incurred. The note receivable bears interest at 8.5% annually with monthly payments of interest. The entire principal balance on the note receivable is due in full on January 18, 2010 and is included in other long-term assets. In addition, upon closing, the Company entered into an exclusive sales agency agreement and distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel. These agreements have terms of three years. In December 2007, the Company recorded an impairment of $175,558 related to Langer UK as a result of the net loss associated with this sale.

(c) Sale of Regal Medical Supply, LLC

 On June 11, 2008, the Company sold its entire membership interest of its wholly-owned subsidiary, Regal, to a third party. The sales price was $501,000, which was paid in cash at closing. In addition, transaction costs in the amount of $69,921 were incurred. In June 2008, the Company recorded a loss on this sale of $1,754,450, which includes an impairment of $1,277,521 related to goodwill. This loss is included in loss from operations of discontinued subsidiaries in consolidated statements of operations.

(d) Restricted Cash

Restricted cash consist of $1,000,000 being held in escrow relating to the Company’s acquisition of Twincraft, Inc. (“Twincraft”). The escrow and accrued interest will be released July 23, 2008 (18 months following the closing), and will be reflected as an adjustment to goodwill.

(e)  Seasonality

 Revenue derived from sales of orthotic devices in North America has historically been significantly higher in the warmer months of the year. Revenues related to the personal care segment fluctuate during the year. Historically, these revenues increase due to seasonal demand during the second and fourth quarters.

(f) Stock-Based Compensation

The total stock compensation expense for the three and six months ended June 30, 2008 was $40,000 and $77,109, respectively, and for the three and six months ended June 30, 2007 was $54,950 and $144,347, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

 For the six months ended June 30, 2007, the Company granted 425,000 options under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). These options were granted to employees of Twincraft (and one non-employee) at an exercise price of $4.20. A total of 325,000 options were awarded to employees, and 100,000 options were awarded to a non-employee.

The Company accounts for equity issuances to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair market value of the services received. The Company utilizes the Black-Scholes option pricing model to determine the fair value at the end of each reporting period. Non-employee stock-based compensation expense is subject to periodic adjustment and is being recognized over the vesting periods of the related options. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in-capital. During the six months ended June 30, 2007, the Company issued 100,000 stock options in conjunction with a non-employee consulting agreement with Fifth Element, LLC. For the three and six months ended June 30, 2008 $2,167 and $7,156, respectively, were recorded as consulting expenses. For the three and six months ended June 30, 2007, $19,352 and $29,040, respectively, were recorded as consulting expenses.

Restricted Stock

 On January 23, 2007, the Board of Directors approved a grant of 75,000 shares of restricted stock to Kathy Kehoe, 275,000 shares of restricted stock to W. Gray Hudkins, 7,500 shares of restricted stock to Stephen M. Brecher, 7,500 shares of restricted stock to Burtt R. Ehrlich, 7,500 shares to Stuart Greenspon and 500,000 shares of restricted stock to Warren B. Kanders, subject to vesting upon satisfaction of certain performance conditions. In September 2007, the Board of Directors approved a grant of 75,000 shares of restricted stock to Kathleen P. Bloch, subject to vesting upon satisfaction of certain performance conditions. During the six months ended June 30, 2008, the restricted shares issued to Kathy Kehoe were forfeited on account of her resignation as an officer and employee effective February 5, 2008. The Company will record stock compensation expense with respect to these grants when the vesting of the grants is probable.

(g) Recently Issued Accounting Pronouncements

 On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted SFAS No. 157 as of January 1, 2008. The Company has no financial assets or liabilities that are currently measured at fair value on a recurring basis and therefore the adoption of the standard had no impact upon the Company’s financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures and Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

(h) Stock Repurchase

In accordance with the previously announced stock repurchase program, the Company purchased 827,639 shares of its common stock at prices ranging from $1.03 to $2.03 per share during the six months ended June 30, 2008. The total cost of these purchases, including brokerage commissions, amounted to $1,225,669.

(i) Termination of Lease

The Company relocated its executive offices in May 2008. The Company executed a surrender agreement with the landlord of 41 Madison Avenue, New York, NY, which provided for the termination of the lease effective May 19, 2008. As part of the agreement, the landlord agreed to forgive the remaining outstanding balance of $139,281 on the Company’s existing note payable with the landlord. The Company vacated the premises in May 2008 and recorded a net gain of $218,249. This gain, which is comprised primarily of the net deferred rent balance and the forgiveness of the note payable, is included as a reduction of general and administrative expenses in the consolidated statements of operations for the three months and six months ended June 30, 2008. In addition, the Company has entered into a sublease agreement for office space at 245 Fifth Avenue, New York, NY. This sublease requires monthly payments of $13,889 per month, commencing in May 2008, until June 30, 2009, which is the expiration date of the sublease.

(2) Acquisitions

(a)  Acquisition of Regal

 On January 8, 2007, the Company acquired Regal, which is a provider of contracture management products and services to the long-term care market of skilled nursing and assisted living facilities in 22 states. Regal was acquired in an effort to gain access to the long-term care market, to gain a captive distribution channel for certain custom orthotic products the Company manufactures into markets the Company has not previously penetrated, and to establish a national network of service professionals to enhance its customer relationships in both its core and new markets. The results of operations of Regal since January 8, 2007 were included in the Company’s consolidated financial statements as part of its own operating segment but have subsequently been presented as discontinued operations due to the sale of the business in June 2008.

The initial consideration for the acquisition of Regal (before post-closing adjustments) was approximately $1,640,000, which was paid through the issuance of 379,167 shares of the Company’s common stock valued under the asset purchase agreement at a price of $4.329 per share. In addition, transaction costs in the amount of $69,721 were incurred, which increased the acquisition cost to $1,709,721. The purchase price was subject to a post-closing downward adjustment to the extent that the working capital as reflected on Regal’s January 8, 2007 (closing date) balance sheet was less than $675,000. On March 12, 2007, the Company and the sellers agreed to a post-closing downward adjustment, pursuant to terms of the purchase agreement, reducing the price from $1,709,721 to $1,441,670, which was effected by the cancellation of 45,684 shares, which were valued for purposes of the adjustment at $4.114 per share, which was the average closing price of the Company’s common stock on The NASDAQ Global Market (the “NASDAQ”) for the five trading days ended December 19, 2006. Subsequently, the Company reclassified certain assets, and asserted against the seller a claim for receivables acquired but not collected pursuant to the terms of the purchase agreement; in March 2008, the Company accepted a return of 25,000 shares of its common stock from the sellers in full settlement of this claim. On the date of the transfer of these shares, the fair value of our common stock was $2.04 per share, and the Company recorded a loss of $49,000 related to this settlement. The Company entered into a three-year employment agreement with a former employee and member of the seller and a non-competition agreement with the seller and seller’s members.

The following table sets forth the components of the purchase price:

Total stock consideration	$1,371,949
Transaction costs	69,721
Total purchase price	$1,441,670

The following table provides the final allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at January 8, 2007:

Assets:
Accounts receivable	$387,409
Other assets	100,000
Property and equipment	25,030
Goodwill	1,277,521
1,789,960
Liabilities:
Accounts payable	275,206
Accrued liabilities	73,084
348,290
Total purchase price	$1,441,670

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will not amortize goodwill. The value of allocated goodwill is not deductible for income tax purposes.

On June 11, 2008, the Company sold its entire membership interest in Regal (see notes 3 and 4).

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

The purchase price paid for Twincraft at the time of closing was approximately $26,650,000, of which $1,500,000 was held in two separate escrows to partially secure payment of indemnification claims, and payment for any purchase price adjustments and/or working capital adjustments based on the final post-closing audit. On May 30, 2007, the escrow of $500,000 was released to the sellers of Twincraft. The remaining escrow of $1,000,000 and accrued interest were paid on July 23, 2008. This portion of the escrow is considered to be contingent consideration and not part of the purchase price and is classified as restricted cash on the Company’s consolidated balance sheet. These escrow funds will increase goodwill. The purchase price was paid 85% in cash and the balance through the issuance of the Company’s common stock to the sellers of Twincraft, which was valued based on the average closing price of the Company’s common stock on the two days before, two days after, and on November 14, 2006, which was the date the Company and Twincraft’s stockholders entered into the purchase agreement. The purchase price was subject to adjustment based on Twincraft’s working capital target of $5,100,000 at closing, and operating performance for the year ended December 31, 2006. On May 15, 2007, the working capital adjustment, which was agreed to by the Company and the sellers of Twincraft, in effect increased the purchase price of the Twincraft acquisition by approximately $1,276,000 payable in cash. In addition, on May 15, 2007, the operating performance adjustments, pursuant to the purchase agreement between the Company and the sellers of Twincraft, increased the purchase price of Twincraft by approximately $1,867,000, and the adjustments were made by the issuance of 68,981 shares of the Company’s common stock (representing 15% of the adjustment to the purchase consideration) and the balance of approximately $1,564,000 was paid in cash. The cash adjustments for working capital and operating performance totaling approximately $2,840,000 were paid to the sellers in May 2007. During the year 2007, approximately $193,000 of additional transaction costs relating to the Twincraft acquisition were incurred, resulting in an increase to the cost of the Twincraft acquisition, and is reflected in goodwill. Total transaction costs were $1,445,714.

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

Subject to the terms and conditions set forth in the Twincraft purchase agreement, the sellers of Twincraft (including Mr. Asch) can earn additional deferred consideration for the years ended 2007 and 2008. Deferred consideration would have been earned for the year ending December 31, 2007 if Twincraft’s adjusted EBITDA (as defined in the purchase agreement) exceeded its 2006 adjusted EBITDA. For the year ended December 31, 2007, the sellers of Twincraft did not earn any additional consideration. The sellers of Twincraft will earn deferred consideration for the year ending December 31, 2008, if Twincraft’s 2008 adjusted EBITDA exceeds $4,383,000, in which case the Company will be obligated to pay to the sellers three times the difference between Twincraft’s 2008 adjusted EBITDA and $4,383,000. In the event this target is met, the payment would be compensation expense, not purchase price, since it is contingent upon their being employed.

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

In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill. The intangible assets are deemed to have definite lives and are being amortized over an appropriate period that matches the economic benefit of the intangible assets. The trade names are being amortized over a 23 year period and the repeat customer base over a 19 year period. The customer list is amortized using an accelerated method that reflects the economic benefit of the asset. The value allocated to goodwill and identifiable intangible assets in the purchase of Twincraft are not deductible for income tax purposes.

(c) Unaudited Pro Forma Results

Below are the unaudited pro forma results of operations for the three and six months ended June 30, 2007, as if the Company had acquired Twincraft on January 1, 2007. Such pro forma results are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the three and six months ended June 30, 2007 were:
	Three months ended	Six months ended
Net sales	$14,932,394	$29,790,852
Net loss from continuing operations	(780,365)	(1,510,939)
Loss per share – basic and diluted	$(0.07)	$(0.13)

(3) Discontinued Operations

During the six months ended June 30, 2008, the Company completed the sale of Langer UK on January 18, 2008 and Regal on June 11, 2008. In addition, the Company completed the sale of Bi-Op on July 31, 2008 (see Note 14). In accordance with SFAS No. 144, the results of operations of these wholly owned subsidiaries for the current and prior periods have been reported as discontinued operations, and the assets and liabilities related to these wholly owned subsidiaries have been classified as held for sale in the Company’s consolidated balance sheets. Operating results of these wholly owned subsidiaries, which were formerly included in our medical products and Regal segments, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Langer UK	$—	$794,981	$—	$1,613,560
Regal	525,046	930,990	1,526,301	1,665,471
Bi-Op	734,759	734,293	1,352,226	1,353,801
Total revenues	$1,259,805	$2,460,264	$2,878,527	$4,632,832

Net income (loss) from operations	$(134,859)	$66,900	$(199,955)	$250,896
Loss on sale	(2,194,441)	—	(2,194,441)	—
Other income (expense), net	(40,219)	(136,620)	(89,873)	(270,650)
Loss before income taxes	(2,369,519)	(69,720)	(2,484,269)	(19,754)
Benefit from income tax – Bi-Op	212,037		201,855
Loss from discontinued operations	$(2,157,482)	$(69,720)	$(2,282,414)	$(19,754)

Loss from discontinued operations is comprised of the following for the three and six months ended June 30, 2008 and 2007:
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Langer UK	$—	$(27,911)	$—	$(100,096)
Regal	(1,914,912)	(58,575)	(1,997,156)	15,760
Bi-Op	(242,570)	16,766	(285,258)	64,582
Total	$(2,157,482)	$(69,720)	$(2,282,414)	$(19,754)

(4) Net Assets Held for Sale

The assets and liabilities of Bi-Op have been reclassified as held for sale in the Company’s consolidated balance sheets as of June 30, 2008 and at December 31, 2007. The assets and liabilities of Langer UK and Regal are shown as held for sale as of December 31, 2007 as they were sold in the quarter ended June 30, 2008. The assets and liabilities related to these subsidiaries consist of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Cash	$118,851	$463,951
Accounts receivable	331,133	1,939,127
Inventories	281,326	732,878
Other current assets	198,001	193,003
Goodwill	368,511	287,171
Identifiable intangible assets	350,928	415,740
Other assets	76,802	82,684
Property and equipment	637,752	1,036,681
Assets held for sale	$2,363,304	$5,151,235
Accounts payable	$32,723	$346,214
Other current liabilities	57,731	812,340
Liabilities related to assets held for sale	$90,454	$1,158,554

(5) Goodwill

 Changes in goodwill for the six months ended June 30, 2008 are as follows:

	Medical Products	Personal Care Products	Regal	Total
Balance January 1, 2008	$10,830,765	$9,848,144	$1,277,521	$21,956,430
Allocated to Regal, and is included in discontinued operations	—	—	(1,277,521)	(1,277,521)
Allocated to Bi-Op, which was impaired and included in loss on sale	(808,502)	—	—	(808,502)

Balance at June 30, 2008	$10,022,263	$9,848,144	$—	$19,870,407

(6) Identifiable Intangible Assets

Identifiable intangible assets at June 30, 2008 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Non-competition agreements – Benefoot	4	$230,000	$212,683	$17,317
License agreements and related technology – Benefoot	5 to 8	1,156,000	809,019	346,981
Trade names – Silipos	Indefinite	2,688,000	―	2,688,000
Repeat customer base – Silipos	7	1,680,000	1,022,397	657,603
License agreements and related technology – Silipos	9.5	1,364,000	538,421	825,579
Repeat customer base – Twincraft	19	7,214,500	797,629	6,416,871
Trade names – Twincraft	23	2,629,300	161,950	2,467,350
		$16,961,800	$3,542,099	$13,419,701

Identifiable intangible assets at December 31, 2007 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Non-competition agreements – Benefoot	4	$230,000	$205,755	$24,245
License agreements and related technology – Benefoot	5 to 8	1,156,000	762,806	393,194
Trade names – Silipos	Indefinite	2,688,000	—	2,688,000
Repeat customer base – Silipos	7	1,680,000	885,807	794,193
License agreements and related technology – Silipos	9.5	1,364,000	466,632	897,368
Repeat customer base – Twincraft	19	7,214,500	494,080	6,720,420
Trade names – Twincraft	23	2,629,300	104,791	2,524,509
		$16,961,800	$2,919,871	$14,041,929

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended June 30, 2008 and 2007 was $314,521 and $275,818, respectively, and for the six months ended June 30, 2008 and 2007 was $622,231 and $529,111, respectively. As of June 30, 2008, the estimated future amortization expense is $629,043 for 2008, $1,205,077 for 2009, $1,137,294 for 2010, $1,074,110 for 2011, $1,086,086 for 2012 and $5,600,091 thereafter.

(7) Inventories, net

Inventories, net, consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials	$4,232,869	$4,266,875
Work-in-process	369,147	552,778
Finished goods	3,278,327	3,069,810
	7,880,343	7,889,463
Less: Allowance for excess and obsolescence	1,421,574	1,561,856
	$6,458,769	$6,327,607

(8) Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A. (“Wachovia”), expiring on September 30, 2011. On April 16, 2008, the Company entered into an amendment of the Credit Facility with Wachovia that changed certain terms of the agreement. The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $15 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $3 million for term loans, and a sub-limit of $4 million on loans against inventory. The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos and Twincraft) and any other company or person that hereafter becomes a borrower or owner of any property in which Wachovia has a security interest under the Credit Facility. As of June 30, 2008, the Company had no outstanding amounts due under the Credit Facility and has approximately $7.5 million available under the Credit Facility related to eligible accounts receivable and inventory. In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

 If the Company’s availability under the Credit Facility drops below $3 million or borrowings under the Credit Facility exceed $10 million, the Company is required under the Credit Facility to deposit all cash received from customers into a blocked bank account that will be swept daily to directly pay down any amounts outstanding under the Credit Facility. In such event, the Company would not have any control over the blocked bank account.

 The Company’s borrowings availabilities are limited to 85% of eligible accounts receivable and 60% of eligible inventory, and are subject to the satisfaction of certain conditions. Any term loans shall be secured by equipment or real estate hereafter acquired. The Company is required to submit monthly unaudited financial statements to Wachovia.

 If the Company’s availability is less than $3,000,000, the Credit Facility requires compliance with various covenants including but not limited to a fixed charge coverage ratio of not less than 1.0 to 1.0. Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At June 30, 2008, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $323,000, and other outstanding letters of credit of approximately $213,000.

 The Company is required to pay monthly interest in arrears at 0.5 percent above Wachovia’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined in the Credit Facility. To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of three eights of one percent (0.375%) on the unused portion of the loan commitment. The Company paid Wachovia a closing fee in the amount of $75,000 in August 2007. In April 2008, the Company paid a $20,000 fee to Wachovia related to an amendment of the Credit Facility, which has been recorded as a deferred financing cost and is being amortized over the remaining term of the Credit Facility. As of June 30, 2008, the Company had unamortized deferred financing costs in connection with the Credit Facility of $310,614. Amortization expense for the three months ended June 30, 2008 and 2007 was $23,893 and $11,417, respectively, and for the six months ended June 30, 2008 and 2007 was $46,358 and $11,417, respectively.

(9) Segment Information

 During the three and six months ended June 30, 2008 and 2007, the Company operated in two segments (medical products and personal care). Our medical products segment includes our Langer Orthotics business and our personal care segment includes Twincraft. In January 2007, the Company acquired Regal, which operated as its own segment until its sale in 2008. Also, in January 2007, the Company acquired Twincraft, which operates as part of the personal care segment. Assets and expenses related to the Company’s corporate offices are reported under “other” as they do not relate to any of the operating segments. Intersegment sales are recorded at cost.

Segment information for the three and six months ended June 30, 2008 and 2007 is summarized as follows:

Three months ended June 30, 2008	Medical Products	Personal Care	Other		Total
Net sales	$5,136,218	$9,655,877	$	―	$14,792,095
Gross profit	2,015,496	2,535,221		―	4,550,717
Operating (loss) income	638,777	222,244		(951,962)	(90,941)
Total assets as of June 30, 2008	22,980,978	35,425,106		4,348,383	62,754,467

Three months ended June 30, 2007	Medical Products	Personal Care	Other		Total
Net sales	$5,973,014	$8,959,380	$	―	$14,932,394
Gross profit	2,188,811	2,595,009		―	4,783,820
Operating (loss) income	472,008	569,611		(1,295,193)	(253,574)
Total assets as of June 30, 2007	26,207,662	40,385,192		5,346,721	71,939,575

Six months ended June 30, 2008	Medical Products	Personal Care	Other	Total
Net sales	$10,780,352	$18,171,192	—	$28,951,544
Gross profit	4,220,721	4,300,868	—	8,521,589
Operating (loss) income	1,159,005	70,454	(2,505,990)	(1,276,531)
Total assets as of June 30, 2008	22,980,978	35,425,106	4,348,383	62,754,467

Six months ended June 30, 2007	Medical Products	Personal Care	Other	Total
Net sales	$11,857,090	$16,042,278	—	$27,899,368
Gross profit	4,350,579	4,899,267	—	9,249,846
Operating (loss) income	864,760	1,060,825	(2,550,300)	(624,715)
Total assets as of June 30, 2007	26,207,662	40,385,192	5,346,721	71,939,575

Geographical segment information for the three and six months ended June 30, 2008 and 2007 is summarized as follows:

Three months ended June 30, 2008	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$14,260,958	$157,487	$373,650	$14,792,095
Intersegment net sales	40,542	—	—	40,542
Gross profit	4,210,981	58,929	280,807	4,550,717
Operating (loss) income	(233,031)	27,353	114,737	(90,941)
Total assets as of June 30, 2008	62123,768	1,928	628,771	62,754,467

Three months ended June 30, 2007	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$14,403,699	$193,229	$335,466	$14,932,394
Intersegment net sales	282,818	—	—	282,818
Gross profit	4,449,926	90,312	243,582	4,783,820
Operating (loss) income	(360,600)	23,790	83,236	(253,574)
Total assets as of June 30, 2007	71,409,251	—	530,324	71,939,575

Six months ended June 30, 2008	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$27,925,810	$292,356	$733,378	$28,951,544
Intersegment net sales	151,240	—	—	151,240
Gross profit	7,820,059	153,177	548,353	8,521,589
Operating (loss) income	(1,488,342)	51,988	159,823	(1,276,531)
Total assets as of June 30, 2008	62,123,768	1,928	628,771	62,754,467

Six months ended June 30, 2007	United States	Canada	United Kingdom	Consolidated Total
Net sales to external customers	$26,884,083	$382,027	$633,258	$27,899,368
Intersegment net sales	458,699	—	—	458,699
Gross profit	8,608,450	175,133	466,263	9,249,846
Operating (loss) income	(770,495)	55,008	90,772	(624,715)
Total assets as of June 30, 2007	71,409,251	--	530,224	71,939,575

(10) Comprehensive Loss

The Company’s comprehensive loss were as follows:
	Six months ended June 30,
	2008	2007
Net loss	$(4,648,763)	$(1,634,550)
Other comprehensive income (loss), net of tax:
Recognized loss of previously unrecognized periodic pension costs	―	95,647
Change in equity resulting from translation of financial statements into U.S. dollars	(67,574)	(199,238)
Comprehensive loss	$(4,716,337)	$(1,339,665)

(11) Loss per share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted EPS are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted loss per share computations for the six months ended June 30, 2008 and 2007 exclude approximately 1,823,000 and approximately 1,963,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes (as hereinafter defined) on the calculation of the fully-diluted EPS was anti-dilutive and is therefore not included in the computation for the six months ended June 30, 2008 and 2007, respectively.

 The following table provides the basic and diluted loss EPS:

	Six months ended June 30,
	2008			2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and diluted EPS	$(4,648,763)	10,651,573	$(0.43)	$(1,634,550)	11,331,459	$(0.14)

(12) Related Party Transactions

5% Convertible Subordinated Notes.   On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 (the “5% Convertible Notes”) in a private placement. The number of shares of common stock issuable on conversion of the 5% Convertible Notes, as of June 30, 2008, is 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances as described in the 5% Convertible Notes. A trust controlled by Mr. Warren B. Kanders, the Company’s Chairman of the Board of Directors and largest beneficial stockholder, owns (as a trustee for a member of his family) $2,000,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.

(13) Litigation

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

On or about February 13, 2006, Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006, alleged that he was terminated by Silipos without cause and, therefore, was entitled, pursuant to his employment agreement, to a severance payment of two years’ base salary. On or about February 23, 2006, Silipos commenced action in New York State Supreme Court, New York County, against Mr. Bickel seeking, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that he voluntarily resigned his employment with Silipos. Silipos also sought compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaints and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. On August 8, 2006, the Court determined that the restrictive covenant was enforceable against Mr. Bickel for the duration of its term (which expired on January 11, 2007) to the extent of prohibiting Mr. Bickel from soliciting certain key customers of the Company with whom he had worked during his employment with the company. The Company has withdrawn, without prejudice, its claims for compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortuous interference with business relations. On October 12, 2007, the court issued an opinion and order dismissing all of Mr. Bickel’s claims against Silipos, denying Mr. Bickel’s motion to dismiss the remaining claims of Silipos against him, and allowing Silipos to proceed with its claims against Mr. Bickel for breach of fiduciary duty and disloyalty. The case was settled this year by an agreement that the Company would drop its remaining claims against Mr. Bickel in return for him foregoing any right to appeal the court decision in favor of the Company.

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

(14) Subsequent Event – Sale of Bi-Op Laboratories, Inc.

On July 31, 2008, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Bi-Op, to a third party, which included the general manager of  Bi-Op. The base sales price of $2,125,000 was paid in cash at closing, and is subject to adjustment within 90 days following the closing to extent that working capital, as defined by the purchase agreement, is less or greater than $500,000. In June 2008, the Company recorded a net loss before income tax benefit on the sale of Bi-Op of approximately $440,000, which includes transaction costs of approximately $201,000. In addition, the Company realized an income tax benefit of approximately $212,000, reducing the net loss on the sale, net of tax benefit, to approximately $228,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Langer, Inc. (“Langer,” the “Company,” “we,” “our,” and “us”) designs, manufactures and distributes high-quality medical products and services targeting the long-term care, orthopedic, orthotic and prosthetic markets. Through our wholly-owned subsidiaries, Twincraft, Inc., and Silipos, Inc., we also offer a diverse line of personal care products for the private label retail, medical, and therapeutic markets. We sell our medical products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, and international distributors, directly to healthcare professionals, and directly to patients in instances where we also are providing product fitting services. We sell our personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets.

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

Continuing Operations

In November 2007 we began a study of strategic alternatives available to us with regard to our various operating companies. Since embarking on this evaluation, we have sold certain operating entities, which is more fully described below in “Recent Developments.”

As of June 30, 2008, our continuing operations primarily consist of the following business entities:

•
Langer Orthotics Business: Part of our medical products segment, our legacy medical manufacturing business which from its Deer Park, New York facilities produces custom orthotic devices and ankle and foot orthotics and prefabricated foot products. We also operate a sales office in Ontario Canada for the distribution of Langer products to the Canadian market.

•
Twincraft. Twincraft, acquired January 23, 2007, reported in our personal care segment, is a designer and manufacturer of bar soap focused on the health and beauty, direct marketing, amenities and mass market channels. Twincraft’s manufacturing facilities are located in Winooski, VT.

•
Silipos. Located in Niagara Falls, NY, Silipos, Inc., acquired September 30, 2004, and operating in both our medical products and personal care segments, is a designer, manufacturer and marketer of gel-based products focusing on the orthopedic, orthotic, prosthetic, and skincare markets.

The Company is continuing its evaluation of strategic alternatives with regard to its businesses which are currently classified as continuing operations.

Recent Developments

Below is a summary of some of the more significant recent developments at the Company:

•
Common Stock Repurchase Program. On December 6, 2007, we announced that our Board had authorized the purchase of up to $2,000,000 of our outstanding common stock, using whatever means the Chief Executive Officer may deem appropriate. In connection with this matter, the Company’s senior lender, Wachovia Bank, National Association, (“Wachovia”) has waived, until April 15, 2009, the provisions of the credit facility that would otherwise preclude the Company from making purchases of its common stock. Through August 4, 2008, the Company has acquired 827,639 shares at a cost of $1,225,669 under this program.

On April 16, 2008, the Company amended its credit facility with Wachovia which will allow the Company to repurchase a maximum of $6,000,000 of its common stock and extended the repurchase period to April 15, 2009. The amendment to our credit facility also resulted in other changes to the terms and availability of borrowings which are more fully discussed in Note 8 to the financial statements.

•
Langer UK. On January 18, 2008, we sold all of the outstanding capital stock of the Company’s wholly-owned subsidiary, Langer (UK) Limited (“Langer UK”) to an affiliate of Sole Solutions, a retailer of specialty footwear based in the United Kingdom. The sale price was approximately $1,155,000, of which $934,083 was paid at the closing and $221,230 is in the form of a note with 8.5% interest due in full in two years. Upon closing the Company entered into an exclusive sales agency agreement and a distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel. In December 2007, we recognized a net loss of approximately $176,000 associated with the disposal of Langer UK.

As of December 31, 2007, the assets of approximately $1,502,000 and liabilities of approximately $472,000 of Langer UK are reflected in the consolidated balance sheet as assets and liabilities held for sale. The operating results and cash flows of Langer UK are classified as discontinued operations in the 2007 consolidated statements of operations and cash flows.

•
Regal Medical Supply, LLC. On June 11, 2008, we sold the membership interests of Regal Medical Supply LLC (“Regal”) to a group of private investors, including a member of Regal’s management. The purchase price was approximately $501,000 paid in cash at closing. Upon closing, the Company also entered into a sales representation agreement by which Regal will act as a sales agent for Langer manufactured products. In the quarter ended June 30, 2008, we recorded a loss on this sale of approximately $1,754,000, which is net of transaction costs of approximately $70,000. This loss is reflected in discontinued operations for the three and six months ended June 30, 2008. Regal’s assets of approximately $1,215,000 and liabilities of $393,000 were classified as held for sale as of December 31, 2007.

•
Bi-Op. On July 31, 2008, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, Bi-Op, to a third party which included the general manager of Bi-Op. The base sales price of $2,125,000 was paid in cash at closing, and is subject to adjustment within 90 days following the closing to extent that working capital, as defined by the purchase agreement, is less or greater than $500,000. In June 2008, the Company recorded a net loss before income tax benefit on the sale of Bi-Op of approximately $440,000, which includes transaction costs of approximately $201,000. In addition, the Company realized an income tax benefit of approximately $212,000, reducing the net loss on the sale, net of tax benefit, to approximately $228,000.

Segment Information

The medical products segment includes our orthopedic manufacturing and distribution activities at Langer and Langer Canada and the orthopedic products of Silipos. The personal care products segment includes the operations of Twincraft and the personal care products of Silipos. We added a third operating segment for the activities of Regal, a provider of contracture management products and services to the long-term care market.  Prior to the sale of Regal, we operated a third segment, Regal Services.

For the six months ended June 30, 2008 and 2007, we derived approximately 37.2% and approximately 42.5% of our revenues from continuing operations, respectively, from our medical products segment and approximately 62.8% and approximately 57.5%, respectively, from our personal care products segment. For the six months ended June 30, 2008 and 2007, we derived approximately 96.5% and approximately 96.4% of our revenues from continuing operations from North America, and approximately 3.5% and approximately 3.6% of our revenues from continuing operations from outside North America.

For the three months ended June 30, 2008 and 2007, we derived approximately 34.7% and approximately 40.0% of our revenues from continuing operations, respectively, from our medical products segment and approximately 65.3% and approximately 60.0%, respectively, from our personal care segment. For the three months ended June 30, 2008 and 2007, we derived approximately 95.4% and approximately 96.5%, respectively, of our revenues from North America, and approximately 4.6% and approximately 3.5%, respectively, of our revenues from outside North America.

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

 Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (51.1% at June 30, 2008 and 48.9% at December 31, 2007) of our total assets. Goodwill and identifiable intangible assets, net, at June 30, 2008 and December 31, 2007 were approximately $33,290,000 and approximately $35,998,000, respectively.

 Goodwill is tested annually using a methodology which requires forecasts and assumptions about the reporting units growth and future results. If factors change or if assumptions are not met, it could have a material effect on operating results. In the six months ended June 30, 2008 the Company reduced goodwill by approximately $2,086,000 associated with businesses that were sold.

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

Six months ended June 30, 2008 and 2007

During the six months ended June 30, 2008, we sold all of the outstanding stock of Langer UK, and sold our entire membership interest in Regal. In addition, on July 31, 2008 we sold all of the outstanding interest in stock of Bi-Op. The assets and liabilities of Bi-Op are reflected as assets and liabilities held for sale in the consolidated balance sheets as of June 30, 2008 and December 31, 2007. The assets and liabilities of Langer UK and Regal are reflected as held for sale at December 31, 2007 as they were sold during the six months ended June 30, 2008. The results of operations of Langer UK, Regal, and Bi-Op are reflected as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007.

Net loss from continuing operations for the six months ended June 30, 2008 was approximately $2,366,000 or $(.22) per share on a fully diluted basis, compared to a net loss from continuing operations for the six months ended June 30, 2007 of approximately $1,615,000 or $(.14) per share on a fully diluted basis. The increase in the loss from continuing operations was primarily due to a decrease in gross profit of approximately $728,000 and an increase in general and administrative expenses of approximately $188,000, which are more fully discussed below. These amounts are offset by a decrease in general and administrative expenses of approximately $218,000, which is related to the gain recognized on the surrender of our Madison Avenue, New York, NY lease.

The consolidated statement of operations includes losses arising from the sale of two subsidiaries, Regal and Bi-Op, which are classified as discontinued operations. For the six months ended June 30, 2008, we recorded a net loss related to the sale of Regal of approximately $1,754,000 which includes transaction costs of approximately $70,000, and losses from operations through the date of sale of May 31, 2008, of approximately $243,000. In June 2008, the Company recorded a net loss before income tax benefit on the sale of Bi-Op of approximately $440,000, which includes transaction costs of approximately $201,000. In addition, the Company realized an income tax benefit of approximately $212,000, reducing the net loss on the sale, net of tax benefit, to approximately $228,000. In addition we recorded losses from operations of Bi-Op of approximately $47,000.

Net sales for the six months ended June 30, 2008 were approximately $28,952,000, compared to approximately $27,899,000 for the six months ended June 30, 2007, an increase of approximately $1,053,000, or 3.8%. The principal reasons for the increase were the increase in net sales of approximately $2,541,000 and approximately $270,000 generated by Twincraft and Silipos, respectively, offset by a decrease in sales of approximately $1,753,000 by Langer. Twincraft was acquired on January 23, 2007, and its sales for the first 23 days of 2007 of approximately $1,645,000 were not included in the Company’s sales for the six months ended June 30, 2007, a factor that contributed to the increase in Twincraft’s net sales for the six months ended June 30, 2008.

Net sales of medical products were approximately $10,780,000 in the six months ended June 30, 2008, compared to approximately $11,857,000 in the six months ended June 30, 2007, a decrease of approximately $1,077,000 or 9.1%. This decrease is due primarily to a decrease in net sales of approximately $1,753,000 from Langer, as a result of the closure of the Anaheim, California facility during the six months ended June 30, 2007, offset by an increase in net sales of Silipos’ medical products of approximately $683,000.

Within the medical products segment, net sales of custom orthotics for the six months ended June 30, 2008 were approximately $8,113,000, compared to approximately $8,743,000 for the six months ended June 30, 2007, a decrease of approximately $630,000, or 7.2%, primarily as a result of the closure of the Anaheim, CA office in May 2007.

Also within the medical products segment, net sales of distributed products for the six months ended June 30, 2008 were approximately $1,473,000, compared to approximately $1,801,000 for the six months ended June 30, 2007, a decrease of approximately $328,000, or 18.2%. This decrease is primarily attributable to the discontinuation of certain of our therapeutic footwear product lines.

Net sales of Silipos branded medical products were approximately $5,269,000 in the six months ended June 30, 2008, compared to approximately $4,587,000 in the six months ended June 30, 2007, an increase of approximately $682,000, or 14.9%, due to an increase in shipments to a large distributor during the six months ended June 30, 2008.

We generated net sales of approximately $18,171,000 in our personal care segment in the six months ended June 30, 2008, compared to approximately $16,042,000 in the six months ended June 30, 2007, an increase of approximately $2,129,000, or 13.3%. This increase is attributable to an increase in sales at Twincraft of approximately $2,541,000, offset by a decrease in net sales of Silipos’ personal care products of $412,000. The increase in sales at Twincraft relate to the sales for the first 23 days of 2007 as mentioned above and an increase in amenity product sales. The decrease in Silipos’ personal care sales relate to the discriminatory buying patterns of retail customers, which can be volatile from quarter to quarter.

Cost of sales, on a consolidated basis, increased approximately $1,780,000, or 9.5%, to approximately $20,430,000 for the six months ended June 30, 2008, compared to approximately $18,650,000 for the six months ended June 30, 2007. Approximately $709,000 of this increase is a result of increases in net sales of 3.8% when comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. The remaining increase is primarily attributable to raw material price increases at Twincraft along with a shift in the mix of revenues to amenities which are generally associated with higher costs of goods sold and lower gross margins. The increases in material cost are primarily related to the price of soap base, which represents the largest component of Twincraft’s total material costs.

Cost of sales in the medical products segment were approximately $6,560,000, or 60.9% of medical products net sales in the six months ended June 30, 2008, compared to approximately $7,507,000 or 63.1% of medical products net sales in the six months ended June 30, 2007. The decrease is attributable to improved overhead absorption primarily as a result of the consolidation of the manufacture of custom orthotics into one facility in Deer Park, NY.

Cost of sales for custom orthotics were approximately $5,095,000, or 62.8% of net sales of custom orthotics for the six months ended June 30, 2008, compared to approximately $5,794,000, or 66.3% of net sales of custom orthotics for the six months ended June 30, 2007. Cost of sales of historic distributed products were approximately $910,000, or 61.8% of net sales of distributed products in the medical products business for the six months ended June 30, 2008, compared to approximately $1,130,000, or 62.7% of net sales of distributed products in the medical products business for the six months ended June 30, 2007. The decrease in cost of sales is directly attributable to the corresponding decrease in net sales of distributed products over the same periods.

Cost of sales for Silipos’ branded medical products were approximately $2,446,000, or 46.4% of net sales of Silipos’ branded medical products of approximately $5,269,000 in the six months ended June 30, 2008, compared to approximately $2,035,000, or 44.4% of net sales of Silipos’ branded medical products of approximately $4,587,000 in the six months ended June 30, 2007.  The increase in the cost of sales of Silipos branded medical products is primarily due to the increases in net sales when comparing the same periods.

Cost of sales for the personal care products were approximately $13,870,000, or 76.3% of net sales of personal care products of approximately $18,171,000 in the six months ended June 30, 2008, compared to approximately $11,143,000, or 69.5% of net sales of personal care products of approximately $16,042,000 in the six months ended June 30, 2007. The primary factors for the increase are raw material price increases, in particular soap base, at Twincraft, which was offset by declines in cost of sales at Silipos which were consistent with declines in net sales of Silipos’ personal care products.

Consolidated gross profit decreased approximately $728,000, or 7.9%, to approximately $8,522,000 for the six months ended June 30, 2008, compared to approximately $9,250,000 in the six months ended June 30, 2007. Consolidated gross profit as a percentage of net sales for the six months ended June 30, 2008 was 29.4%, compared to 33.2% for the six months ended June 30, 2007. The principal reasons for the decrease in gross profit are primarily due to increases in raw material prices at Twincraft, as discussed above.

General and administrative expenses for the six months ended June 30, 2008 were approximately $6,127,000, or 21.1% of net sales, compared to approximately $6,157,000, or 22.1% of net sales for the six months ended June 30, 2007, representing a decrease of approximately $30,000. The decrease is due to a gain recognized on the surrender of the 41 Madison Avenue New York, NY lease of approximately $218,000, a reduction in professional fees paid to outside consultants of approximately $487,000, a decrease in legal fees of approximately $77,000, a decrease in insurance expense of approximately $128,000, a decrease in rent expense of approximately $93,000, a decrease in stock-based compensation expense of $67,000, a decrease in pension expense of approximately $96,000, a decrease of lease abandonment costs of approximately $72,000, all of which were offset by an increase due to an acceleration of depreciation expense of approximately $464,000 on the leasehold improvements related to the 41 Madison Avenue, New York, NY lease which was surrendered in May 2008, a write off of $49,000 of the receivable due from the sellers of Regal, increases in salaries related to the establishment of the permanent corporate finance staff of approximately $213,000, bank fees of approximately $106,000 that relate to audits and other fees which support the Company’s credit facility, increases in the amortization of intangible assets of approximately $93,000, an increase in bad debt expense at Twincraft of approximately $256,000 due to the bankruptcy of one customer and approximately $114,000 in other additional expenses at Twincraft since 2008 was the first full year of reporting and other net reductions of approximately $87,000.

Selling expenses decreased approximately $156,000, or 4.7%, to approximately $3,154,000 for the six months ended June 30, 2008, compared to approximately $3,310,000 for the six months ended June 30, 2007. Selling expenses as a percentage of net sales were 10.9% in the six months ended June 30, 2008, compared to 11.9% in the six months ended June 30, 2007. The principal reason for the decrease of $156,000 was the elimination of a redundant sales force at Langer due to the closing of the Anaheim, California facility.

Research and development expenses increased from approximately $407,000 in the six months ended June 30, 2007, to approximately $517,000 in the six months ended June 30, 2008, an increase of approximately $110,000, or 27.0%, which was attributable to increases in research and development personnel costs at Twincraft.

Interest expense was approximately $1,107,000 for the six months ended June 30, 2008, compared to approximately $1,074,000 for the six months ended June 30, 2007, an increase of approximately $33,000. The principal reason for the increase was related to the amortization of deferred financing costs related to the Company’s credit facility with Wachovia.

Interest income was approximately $35,000 in the six months ended June 30, 2008, compared to approximately $197,000 in the six months ended June 30, 2007. Interest income in 2007 was related to investment of the proceeds from the $28,880,000 5% Convertible Notes.

Three months ended June 30, 2008 and 2007

Net loss from continuing operations for the three months ended June 30, 2008 was approximately $640,000 or $(.06) per share on a fully diluted basis, compared to a net loss from continuing operations for the three months ended June 30, 2007 of approximately $780,000 or $(.07) per share on a fully diluted basis. The principal reasons for the decrease in the net loss from continuing operations were decreases in operating expenses of approximately $395,000, offset by a decrease in gross profit of approximately $233,000 due primarily to increases in raw material prices at Twincraft.

For the three months ended June 30, 2008, the Company recorded losses arising from the sale of two subsidiaries, Regal and Bi-Op, which are classified as discontinued operations. For the three months ended June 30, 2008, we recorded a net loss related to the sale of Regal of approximately $1,754,000 which includes transaction costs of approximately $70,000 and losses from operations through the date of sale of May 31, 2008 of approximately $160,000. In June 2008, the Company recorded a net loss before income tax benefit on the sale of Bi-Op of approximately $440,000, which includes transaction costs of approximately $201,000. In addition, the Company realized an income tax benefit of approximately $212,000, reducing the net loss on the sale, net of tax benefit, to approximately $228,000. In addition we recorded losses from operations of Bi-Op of approximately $15,000.

Net sales for the three months ended June 30, 2008 were approximately $14,792,000, compared to approximately $14,932,000 for the three months ended June 30, 2007, a decrease of approximately $140,000, or 0.9%. The principal reasons for the decrease were a decrease in net sales of Langer of approximately $813,000, offset by an increase in sales at Twincraft of approximately $677,000.

Net sales of medical products were approximately $5,136,000 in the three months ended June 30, 2008, compared to approximately $5,973,000 in the three months ended June 30, 2007, a decrease of approximately $837,000, or 14.0%. This decrease is due to a decrease in medical product sales of approximately $813,000 at Langer which was related to the closing of the Anaheim, California facility and the discontinuance of certain therapeutic footwear product lines.

Within the medical products segment, net sales of custom orthotics for the three months ended June 30, 2008 were approximately $3,802,000, compared to approximately $4,454,000 for the three months ended June 30, 2007, a decrease of approximately $652,000, or 14.6%.

Also within the medical products segment, net sales of distributed products for the three months ended June 30, 2008 were approximately $707,000, compared to approximately $837,000 for the three months ended June 30, 2007, a decrease of approximately $130,000, or 15.5%. This decrease was primarily attributable to the discontinuance of our therapeutic footwear program.

Net sales of Silipos branded medical products were approximately $2,395,000 in the three months ended June 30, 2008, compared to approximately $2,410,000 in the three months ended June 30, 2007, a decrease of approximately $15,000, or 0.6%.

We generated net sales of approximately $9,656,000 in our personal care segment in the three months ended June 30, 2008, compared to approximately $8,959,000 in the three months ended June 30, 2007, an increase of approximately $697,000 or 7.8%. This increase is due to an increase in amenity sales at Twincraft.

Cost of sales, on a consolidated basis, increased approximately $93,000, or 0.9%, to approximately $10,241,000 for the three months ended June 30, 2008, compared to approximately $10,148,000 for the three months ended June 30, 2007. This increase is attributable to an increase in raw material prices at Twincraft along with a shift in the mix of revenues to amenities which are generally associated with higher costs of goods sold and lower gross margins.

Cost of sales in the medical products segment were approximately $3,121,000, or 60.8% of medical products net sales in the three months ended June 30, 2008, compared to approximately $3,784,000, or 63.4% of medical products net sales in the three months ended June 30, 2007. The decline in cost of goods sold as a percentage of sales was primarily due to manufacturing efficiencies achieved by combining production into one facility at Deer Park, NY.

Cost of sales for custom orthotics were approximately $2,402,000, or 63.2% of net sales of custom orthotics for the three months ended June 30, 2008, compared to approximately $2,965,000, or 66.6% of net sales of custom orthotics for the three months ended June 30, 2007. Cost of sales of historic distributed products were approximately $435,000, or 61.6% of net sales of distributed products in the medical products business for the three months ended June 30, 2008, compared to approximately $519,000, or 62.0% of net sales of distributed products in the medical products business for the three months ended June 30, 2007.

Cost of sales for Silipos’ branded medical products were approximately $1,082,000, or 45.2% of net sales of Silipos’ branded medical products of approximately $2,395,000 in the three months ended June 30, 2008, compared to approximately $1,058,000, or 43.9% of net sales of Silipos’ branded medical products of approximately $2,410,000 in the three months ended June 30, 2007. The decline in cost of goods sold corresponds to the decline in net sales.

Cost of sales for the personal care products were approximately $7,121,000, or 73.7% of net sales of personal care products of approximately $9,656,000 in the three months ended June 30, 2008, compared to approximately $6,364,000, or 71.0% of net sales of personal care products of approximately $8,959,000 in the three months ended June 30, 2007.

Consolidated gross profit decreased approximately $233,000, or 4.9%, to approximately $4,551,000 for the three months ended June 30, 2008, compared to approximately $4,784,000 in the three months ended June 30, 2007. Consolidated gross profit as a percentage of net sales for the three months ended June 30, 2008 was 30.8%, compared to 32.0% for the three months ended June 30, 2007. The blended gross profit percentage decreased for the six months ended June 30, 2008, compared to the six months ended June 30, 2007 primarily due to an increase in raw material prices at Twincraft, and other factors as discussed above.

General and administrative expenses for the three months ended June 30, 2008 were approximately $2,829,000, or 19.1% of net sales, compared to approximately $3,123,000, or 20.9% of net sales for the three months ended June 30, 2007, representing a decrease of approximately $294,000. Significant factors impacting general and administrative expenses were a decrease of approximately $218,000 related to the gain recognized on the surrender of the 41 Madison Avenue, New York, NY lease, an increase in salaries of approximately $136,000 related to the establishment of the permanent corporate finance staff, a decrease in insurance expense of approximately $128,000 related to refunds received on prior year policies, an increase in legal expenses of approximately $88,000, a decrease in professional fees paid to outside consultants of approximately $334,000, a decrease in rent expense of approximately $60,000, an increase due to an acceleration of depreciation expenses of approximately $123,000 on the leasehold improvements related to the 41 Madison Avenue, New York, NY lease which was surrendered in May 2008, an increase in bad debt expense at Twincraft of approximately $232,000, a reduction in pension expense of approximately $48,000 and other net reductions of approximately $85,000.

Selling expenses decreased approximately $138,000, or 8.1%, to approximately $1,566,000 for the three months ended June 30, 2008, compared to approximately $1,704,000 for the three months ended June 30, 2007. Selling expenses as a percentage of net sales were 10.6% in the three months ended June 30, 2008, compared to 11.4% in the three months ended June 30, 2007. This decrease is primarily attributable to the elimination of the redundant sales force at Langer due to the closing of the Anaheim, California facility.

Research and development expenses increased from approximately $210,000 in the three months ended June 30, 2007, to approximately $247,000 in the three months ended June 30, 2008, an increase of approximately $37,000, or 17.6%, which was attributable to increases in research and development personnel costs at Twincraft.

Interest expense was approximately $554,000 for the three months ended June 30, 2008, compared to approximately $548,000 for the three months ended June 30, 2007, an increase of approximately $6,000. The principal reason for the increase was the amortization of the deferred financing costs related to the Company’s credit facility with Wachovia.

Interest income was approximately $14,000 in the three months ended June 30, 2008, compared to approximately $69,000 in the three months ended June 30, 2007.

Liquidity and Capital Resources

Working capital as of June 30, 2008 was approximately $12,928,000, compared to approximately $15,272,000 as of December 31, 2007, a decrease of approximately $2,344,000. The decrease in working capital at June 30, 2008 is primarily attributable to the decrease of working capital of assets and liabilities held for sale of $1,720,000, net of receipt of approximately $1,239,000 during the six months ended June 30, 2008 as a result of the sales of these subsidiaries, the use of approximately $1,226,000 of cash to purchase the Company’s common stock, and approximately $566,000 of cash used to purchase equipment, and by changes in other current assets and current liabilities that reduced working capital by $71,000.

 Net cash used in operating activities was approximately $1,079,000 in the six months ended June 30, 2008. Net cash used in operating activities was approximately $385,000 in the six months ended June 30, 2007. The net cash used in operating activities for the six months ended June 30, 2008 is primarily attributable to our operating loss of $4,649,000 which was offset by non-cash depreciation and amortization expenses of approximately $2,496,000 and changes in the balances of certain current assets and liabilities. The net cash provided by operating activities in the six months ended June 30, 2007 resulted primarily from increases in accounts payable and accrued liabilities, which is partially offset by increases in other assets primarily due to the acquisition of Twincraft.

 Net cash used in investing activities was approximately $554,000 and approximately $27,233,000 in the six months ended June 30, 2008 and 2007, respectively. Cash flows from investing activities for the six months ended June 30, 2008 were as a result of cash provided from the sale of subsidiaries of approximately $1,239,000, offset by approximately $566,000 of cash used to purchase equipment and of approximately $1,226,000 of cash used to purchase 827,639 shares of treasury stock. Net cash used in investing activities in the six months ended June 30, 2007 reflects the net cash proceeds used for the purchase of Twincraft, in addition to the increases in amounts due to Twincraft and restricted cash in escrow resulting from this acquisition, and the purchases of property and equipment of approximately $303,000.

 Net cash used in financing activities in the six months ended June 30, 2008 and 2007 was approximately $9,000 and $19,000, respectively, which represented the note payments related to the leasehold improvements of our office space at 41 Madison Avenue, New York, NY that was financed by the landlord over a term of five years with interest at 7% per annum. This note was forgiven by the landlord as part of the lease surrender agreement in May 2008. The Company recorded a gain on the surrender of the lease of approximately $218,000.

In the six months ended June 30, 2008, we generated a net loss of approximately $(4,649,000), compared to a net loss of approximately $(1,635,000) for the six months ended June 30, 2007, an increase in net loss of approximately $3,014,000. This increase was primarily due to an increase in loss from discontinued operations of approximately $2,263,000, which is the result of losses incurred on the sales of Regal and Bi-Op. In addition, gross profit decreased by approximately $728,000, which, coupled with increases in our general and administrative expenses of $188,000, also contributed to the increase in our net loss. There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs. In addition, our growth strategy contemplates our making acquisitions, and we may need to raise additional funds for this purpose. We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot make any assurances that any such funds will be available to us on favorable terms, or at all.

On May 11, 2007 the Company entered into a secured revolving credit facility agreement with Wachovia expiring on September 30, 2011, which will enable the Company to borrow funds based on its levels of inventory and accounts receivable, in the amount of 85% of the eligible accounts receivable and 60% of the eligible inventory, and, subject to the satisfaction of certain conditions, term loans secured by equipment or real estate hereafter acquired (the “Credit Facility”). Effective April 16, 2008, the Company amended its Credit Facility. The changes effected by the amendment include:

(i)	a decrease of the maximum amount of the Credit Facility to $15 million from $20 million;

(ii)
an increase in the interest rate from the prime rate to the prime rate plus 0.5 percentage points, or, for loans based on the LIBOR rate, from LIBOR plus 2 percentage points to LIBOR plus 2.5 percentage points;

(iii)	an increase in the unused line fee from 0.375% per year on the first $10,000,000 of the line and 0.25% per year on the excess of the unused line over $10,000,000 to 0.375% on the entire unused line;

(iv)
an increase in the amount of the Company’s outstanding stock that the Company is permitted to repurchase from $2,000,000 to $6,000,000, and the extension of the period during which the Company may carry out such purchases to April 15, 2009;

(v)	a reduction in the sublimit on term loans under the Credit Facility from $5,000,000 to $3,000,000;

(vi)	a reduction in the sublimit on availability based on inventory from $7,500,000 to $4,000,000; and

(vii)	a reduction in the amount of availability against Company-owned real estate from 70% to 60%.

The Credit Facility is secured by a security interest in favor of Wachovia in all the Company's assets. If the Company's availability under the Credit Facility, net of borrowings, is less than $3,000,000, or if the balance owed under the Credit Facility is more than $10,000,000, then the Company's accounts receivable proceeds must be paid into a lock-box account. As of June 30, 2008, the Company had not made draws on the Credit Facility and has approximately $7.5 million available under the Credit Facility related to eligible accounts receivable and inventory. In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of June 30, 2008:

	Payment due By Period (In thousands)
Contractual Obligations	Total	6 Months Ended Dec. 31, 2008	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$4,437	$781	$2,616	$1,002	$38
Capital Lease Obligations	4,932	216	1,364	977	2,375
Convertible Notes due December 7, 2011	28,880	—	28,880	—	—
Interest on Long-term Debt	5,054	722	4,332	—	—
Total	$43,303	$1,719	$37,192	$1,979	$2,413

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures and Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negative thereof, other variations thereon or comparable terminology or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. Such forward looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, future opportunities, the Company’s acquisition strategy and ability to integrate acquired companies and assets, the Company’s review of strategic alternatives, outlook of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those described from time to time in the Company’s most recent Form 10-K and 10-Q’s and other Company filings with the Securities and Exchange Commission which may cause the actual results, performance or achievements by the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table sets forth information regarding the Company’s purchases of outstanding common stock during the quarter ended June 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares (or units purchased)		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30, 2008	—		$—	—	$—	(1)
May 1 to May 31, 2008	176,804	(2)	1.03	176,804	5,071,917	(3)
June 1 to June 30, 2008	308,483	(4)	1.13	308,483	4,723,331
Total	485,287		$1.09	485,287

(1)
On December 6, 2007, the Company announced that its Board of Directors had authorized the purchase of up to $2,000,000 of its outstanding common stock. The Company’s lender, Wachovia Bank, waived the provision of its credit facility which would otherwise preclude the Company from making any purchases of its common stock. The waiver related to $2,000,000 of permitted common stock purchases and expired March 31, 2008.

(2)	The 176,804 shares were purchased in the open market.

(3)
On April 16, 2008, the Company announced that it had entered into an amendment of its credit facility with its lender, Wachovia Bank, which, among other things, increased the amount of common stock that the Company is permitted to repurchase from $2,000,000 to $6,000,000 and extends the period during which the Company may carry out such purchases to April 15, 2009.

(4)	The 308,483 shares were purchased from RMS Liquidating Trust, which is owned by the sellers of Regal, from whom Regal was purchased in January 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 17, 2008. The only proposals voted upon at the meeting were (i) the re-election of the incumbent Board of Directors, and (ii) the ratification of appointment of the Company’s independent registered accountants. The votes for each proposal were cast as follows:

Proposal One: Election of the Board of Directors:

Nominee	Vote For	Vote Withheld
Warren B. Kanders	7,590,406	1,211,415
W. Gray Hudkins	8,057,506	744,315
Peter A. Asch	7,237,237	1,564,584
Stephen M. Brecher	8,507,279	294,542
Burtt R. Ehrlich	8,143,679	658,142
Stuart P. Greenspon	8,507,279	294,542

Proposal Two: The ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants:

For:	8,550,170
Against:	250,651
Abstain:	1,000

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Sale Agreement dated June 11, 2008, among the Registrant, as seller and Messrs. John Sheo, Carl David Ray, and Ryan Hodge, as purchasers with respect to the outstanding membership interests in Regal Medical Supply, LLC. (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2008).

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

LANGER, INC.

Date: August 12, 2008	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ KATHLEEN P. BLOCH
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