Form 10-Q
period 2008-09-30
LANGER INC
filed 2008-11-12
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12991

LANGER, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2239561
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

245 Fifth Avenue, New York, New York 10016
(Address of principal executive offices) (Zip code)

450 Commack Road, Deer Park, New York 11729-4510
(Address of principal executive offices)(Zip code)
(Former name, former address and former fiscal year, if changed since last report)

Registrant’s telephone number, including area code: (212) 687-3260

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

Common Stock, Par Value $.02— 10,646,673 shares as of November 7, 2008

INDEX

LANGER, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$6,675,035	$2,665,408
Restricted cash - escrow	-	1,000,000
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $557,039 and $402,902, respectively	6,178,486	5,830,587
Inventories, net	7,551,280	5,649,445
Assets held for sale	5,813,143	9,438,386
Prepaid expenses and other current assets	1,392,091	756,327
Total current assets	27,610,035	25,340,153

Property and equipment, net	9,684,507	11,943,684
Identifiable intangible assets, net	12,767,451	13,624,490
Goodwill	19,198,063	21,956,430
Other assets	1,029,542	1,068,867
Total assets	$70,289,598	$73,933,624
Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under line of credit	$4,500,000	$—
Accounts payable	3,374,542	2,181,204
Liabilities related to assets held for sale	1,314,264	3,179,938
Other current liabilities, including current installment of note payable	3,336,436	2,591,360
Total current liabilities	12,525,242	7,952,502

Long-term debt:
5% Convertible Notes, net of debt discount of $323,316 at September 30, 2008 and $390,771 at December 31, 2007	28,556,684	28,489,229
Notes payable	—	113,309
Obligation under capital lease	2,700,000	2,700,000
Deferred income taxes payable	1,958,300	1,792,209
Other liabilities	-	998,800
Total liabilities	45,740,226	42,046,049
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	―	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 11,588,512 shares	231,771	231,771
Additional paid in capital	53,937,279	53,800,139
Accumulated deficit	(28,757,343)	(22,713,086)
Accumulated other comprehensive income	614,062	765,392
	26,025,769	32,084,216
Treasury stock at cost, 941,839 and 84,300 shares, respectively	(1,476,397)	(196,641)
Total stockholders’ equity	24,549,372	31,887,575
Total liabilities and stockholders’ equity	$70,289,598	$73,933,624

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net sales	$11,187,762	$11,514,816	$34,628,355	$32,143,874
Cost of sales	7,843,291	7,423,732	24,159,230	20,601,548
Gross profit	3,344,471	4,091,084	10,469,125	11,542,326

General and administrative expenses	2,475,438	2,872,112	7,785,767	7,858,067
Selling expenses	1,294,087	1,423,112	3,983,780	4,020,959
Research and development expenses	242,321	223,162	759,276	630,296
Operating loss	(667,375)	(427,302)	(2,059,698)	(966,996)

Other expense, net:
Interest income	7,831	5,248	23,592	173,004
Interest expense	(553,719)	(556,206)	(1,661,003)	(1,630,085)
Other income (expense)	(40)	(702)	11,221	(3,835)
Other expense, net	(545,928)	(551,660)	(1,626,190)	(1,460,916)
Loss from continuing operations before income taxes	(1,213,303)	(978,962)	(3,685,888)	(2,427,912)
Benefit from (provision for) income taxes	4,152	(90,578)	(1,915)	(175,699)
Loss from continuing operations	(1,209,151)	(1,069,540)	(3,687,803)	(2,603,611)
Discontinued Operations:
Income (loss) from operations of discontinued subsidiaries (including loss on sales of subsidiaries of $335,501 and $2,529,942 in the three and nine months ended September 30, 2008 respectively)	(191,817)	244,005	(2,540,783)	166,525
Benefit from (provision for) income taxes	5,474	(11,500)	184,329	(34,500)
Income (loss) from discontinued operations	(186,343)	232,505	(2,356,454)	132,025
Net Loss	$(1,395,494)	$(837,035)	$(6,044,257)	$(2,471,586)

Net loss per common share:
Basic and diluted
Loss from continuing operations	$(0.11)	$(0.09)	$(0.35)	$(0.23)
Income (loss) from discontinued operations	(0.02)	0.02	(0.22)	0.01
Basic and diluted loss per share	$(0.13)	$(0.07)	$(0.57)	$(0.22)
Weighted average number of common shares used in computation of net loss per share:
Basic and diluted	10,646,673	11,484,973	10,646,673	11,383,193

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30, 2008
(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
				Additional		Foreign		Total
	Common Stock		Treasury	Paid-in	Accumulated	Currency	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Translation	Income (Loss)	Equity
Balance at January 1, 2008	11,588,512	$231,771	$(196,641)	$53,800,139	$(22,713,086)	$765,392		$31,887,575
Net loss	—	—	—	—	(6,044,257)	—	$(6, 044,257)	―
Foreign currency adjustment	—	—	—	—	—	(151,330)	(151,330)	―
Total comprehensive loss	—	—	—	—	—	—	$(6,195,587)	(6,195,587)
Stock-based compensation expense	—	—	—	137,140	—	—		137,140
Purchase of Treasury Stock	—	—	(1,228,756)		—	—		(1,228,756)
Shares received as settlement of receivable			(51,000)		—	—		(51,000)
Balance at September 30, 2008	11,588,512	$231,771	$(1,476,397)	$53,937.279	$(28,757,343)	$614,062		$24,549,372

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(6,044,257)	$(2,471,586)
(Income) loss from discontinued operations	2,356,454	(132,025)
Loss from continuing operations	(3,687,803)	(2,603,611)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	3,084,549	2,451,865
Loss on receivable settlement	49,000	-
Gain on lease surrender	(218,249)	-
Amortization of debt acquisition costs	268,811	231,389
Amortization of debt discount	67,455	64,172
Provision for pension	-	143,471
Stock-based compensation expense	137,140	219,347
Provision for doubtful accounts receivable	154,137	378,392
Deferred income tax provision	35,120	114,213
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(588,044)	(1,654,938)
Inventories	(1,935,758)	(504,932)
Prepaid expenses and other current assets	(412,991)	(135,281)
Other assets	(46,567)	788,307
Accounts payable and other current liabilities	1,741,756	494,020
Unearned revenue and other liabilities	(91,804)	(116,827)
Net cash (used in) operating activities of continuing operations	(1,443,248)	(130,413)
Net cash (used in) provided by operating activities of discontinued operations	(313,969)	336,385
Net cash (used in) provided by operating activities	(1,757,217)	205,972
Cash Flows From Investing Activities:
Purchase of property and equipment	(594,470)	(761,397)
Increase in restricted cash - escrow	-	(1,000,000)
Purchase of treasury stock	(1,228,756)	-
Net proceeds from sales of subsidiaries	3,193,052	-
Purchase of Twincraft, net of cash acquired	-	(25,901,387)
Net cash provided by (used in) investing activities for continuing operations	1,369,826	(27,662,784)
Net cash used in investing activities of discontinued operations	(3,711)	(309,652)
Net cash provided by (used in) investing activities	1,366,115	(27,972,436)

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the nine months ended September 30,
	2008	2007

Cash Flows From Financing Activities:
Net borrowings under line of credit	4,500,000	-
Payment of debt acquisition costs	-	(267,492)
Proceeds from exercise of stock options	-	45,750
Repayment of note payable	(9,469)	(26,960)
Net cash provided by (used in) financing activities of continuing operations	4,490,531	(248,702)
Net cash used in financing activities of discontinued operations	-	-
Net cash provided by (used in) financing activities	4,490,531	(248,702)
Effect of exchange rate changes on cash	(89,802)	69,174
Net decrease in cash and cash equivalents	4,009,627	(27,945,992)
Cash and cash equivalents at beginning of year, including $770,048 reported under assets held for sale in 2007	2,665,408	29,766,997
Cash and cash equivalents at end of period, including $444,520 reported under assets held for sale in 2007	$6,675,035	$1,821,005

Supplemental Disclosures of Cash Flow Information:
Supplemental Disclosures of Non Cash Investing Activities:
Release of funds in escrow related to the Twincraft acquisition reclassified to goodwill	$1,000,000	$-
Issuance of stock related to the acquisition of Regal	$-	$1,372,226
Issuance of stock related to the acquisition of Twincraft	$-	$9,700,766
Note receivable related to sale of subsidiary	$221,230	$-
Supplemental Disclosures of Non Cash Financing Activities:
Accounts payable and accrued liabilities relating to property and equipment	$163,140	$40,349

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. During the nine months ended September 30, 2007, the Company consummated two acquisitions which are included in the Company’s financial statements for this period (see Note 2, “Acquisitions”) and during the nine months ended September 30, 2008, the Company disposed of three operations.

The Company classifies as discontinued operations for all periods presented any component of the Company's business that the Company believes is probable of being sold or has been sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes. For those components, the Company has no significant continuing involvement after disposal, and their operations and cash flows are eliminated from ongoing operations. Sales of significant components of the Company's business not classified as discontinued operations are reported as a component of income from continuing operations.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities relating to Langer (UK) Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), Bi-Op Laboratories, Inc. (“Bi-Op”), and the Langer branded custom orthotics and related products business have been reclassified as held for sale in the consolidated balance sheet at December 31, 2007. The assets and liabilities held for sale at September 30, 2008 are related to the Langer branded custom orthotics and related products business. The results of operations of Langer UK, Regal, Bi-Op, and the Langer branded custom orthotics and related products business for the current and prior period have been reported as discontinued operations. The Company sold the capital stock of Langer UK to a third party on January 18, 2008, sold its entire membership interest in Regal to a group of investors, including a member of Regal’s management on June 11, 2008, and sold all of the capital stock of Bi-Op on July 31, 2008. In addition, the Company sold substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008.

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

(c) Sale of Regal Medical Supply, LLC

On June 11, 2008, the Company sold its entire membership interest of its wholly-owned subsidiary, Regal, to a group of investors, including a member of Regal’s management. The sales price was $501,000, which was paid in cash at closing. In addition, transaction costs in the amount of $69,921 were incurred. In June 2008, the Company recorded a loss on this sale of $1,754,450, which includes an impairment of $1,277,521 related to goodwill. During the three months ended September 30, 2008, the Company recorded an additional loss on this sale of $131,376 associated with the lease of Regal’s former offices which increased the total loss on this sale to $1,885,826. This loss is included in loss from operations of discontinued subsidiaries in the consolidated statements of operations for the nine months ended September 30, 2008.

(d) Sale of Bi-Op Laboratories, Inc.

On July 31, 2008, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Bi-Op, to a third party, which included the general manager of Bi-Op. The sales price of $2,040,816 was paid in cash at closing, and was subject to adjustment following the closing to extent that working capital, as defined by the purchase agreement, is less or greater than $488,520. In October 2008, a working capital adjustment due to the Company in the amount of $325,961 was agreed to by both parties to the transaction. In June 2008, the Company recorded $439,991 as its estimate of the loss on the sale. During the three months ended September 30, 2008, the Company recorded an additional loss of $204,125 resulting from additional transaction costs. This increased the total loss on the sale before income tax benefit to $644,116. The Company also realized an income tax benefit on this transaction of $218,829 which decreased the total loss to $425,287. This loss is included in loss from operations of discontinued subsidiaries in the consolidated statement of operations for the nine months ended September 30, 2008.

(e) Sale of Langer Branded Custom Orthotics Assets and Liabilities

See Note 14 for a description of the Company’s sale on October 24, 2008 of the Langer branded custom orthotics and related products business.

(f) Stock-Based Compensation

The total stock compensation expense for the three and nine months ended September 30, 2008 was $60,031 and $137,140, respectively, and for the three and nine months ended September 30, 2007 was $52,116 and $167,422, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

For the nine months ended September 30, 2008, the Company granted 60,000 options under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). These options were granted to non-employee members of the Company’s Board of Directors at an exercise price of $0.90.

For the nine months ended September 30, 2007, the Company granted 425,000 options under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). These options were granted to employees of Twincraft (and one non-employee) at an exercise price of $4.20. A total of 325,000 options were awarded to employees, and 100,000 options were awarded to a non-employee.

The Company accounts for equity issuances to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair market value of the services received. The Company utilizes the Black-Scholes option pricing model to determine the fair value at the end of each reporting period. Non-employee stock-based compensation expense is subject to periodic adjustment and is being recognized over the vesting periods of the related options. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in-capital. During the nine months ended September 30, 2007, the Company issued 100,000 stock options in conjunction with a non-employee consulting agreement with Fifth Element, LLC. For the three and nine months ended September 30, 2008 $1,750 and $8,906, respectively, were recorded as consulting expenses. For the three and nine months ended September 30, 2007, $22,884 and $51,924, respectively, were recorded as consulting expenses.

Restricted Stock

On January 23, 2007, the Board of Directors approved a grant of 75,000 shares of restricted stock to Kathy Kehoe, 275,000 shares of restricted stock to W. Gray Hudkins, 7,500 shares of restricted stock to Stephen M. Brecher, 7,500 shares of restricted stock to Burtt R. Ehrlich, 7,500 shares to Stuart Greenspon and 500,000 shares of restricted stock to Warren B. Kanders, subject to vesting upon satisfaction of certain performance conditions. In September 2007, the Board of Directors approved a grant of 75,000 shares of restricted stock to Kathleen P. Bloch, subject to vesting upon satisfaction of certain performance conditions. During the nine months ended September 30, 2008, the restricted shares issued to Kathy Kehoe were forfeited on account of her resignation as an officer and employee effective February 5, 2008. The Company will record stock compensation expense with respect to these grants when the vesting of such grants are probable.

(g) Recently Issued Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted SFAS No. 157 as of January 1, 2008. The Company has no financial assets or liabilities that are currently measured at fair value on a recurring basis and therefore the adoption of the standard had no impact upon the Company’s financial position or results of operations. The Company is in the process of reviewing the implementation of SFAS No. 157 on non-financial assets and liabilities which will be effective January 1, 2009.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest of an acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No.141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company anticipates this will have a material effect on future acquisitions upon adoption.

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

(h) Stock Repurchase

In accordance with the previously announced stock repurchase program, the Company purchased 832,539 shares of its common stock at prices ranging from $0.63 to $2.03 per share during the nine months ended September 30, 2008. The total cost of these purchases, including brokerage commissions, amounted to $1,228,756.

(i) Termination of Lease

The Company relocated its executive offices in May 2008. The Company executed a surrender agreement with the landlord of 41 Madison Avenue, New York, NY, which provided for the termination of the lease effective May 19, 2008. As part of the agreement, the landlord agreed to forgive the remaining outstanding balance of $139,281 on the Company’s existing note payable with the landlord. The Company vacated the premises in May 2008 and recorded a net gain of $218,249. This gain, which is comprised primarily of the net deferred rent balance and the forgiveness of the note payable, is included as a reduction of general and administrative expenses in the consolidated statements of operations for the nine months ended September 30, 2008. In addition, the Company has entered into a sublease agreement for office space at 245 Fifth Avenue, New York, NY. This sublease requires monthly payments of $13,889 per month, commencing in May 2008, until June 30, 2009, which is the expiration date of the sublease.

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

The initial consideration for the acquisition of Regal (before post-closing adjustments) was approximately $1,640,000, which was paid through the issuance of 379,167 shares of the Company’s common stock valued under the asset purchase agreement at a price of $4.329 per share. In addition, transaction costs in the amount of $69,721 were incurred, which increased the acquisition cost to $1,709,721. The purchase price was subject to a post-closing downward adjustment to the extent that the working capital as reflected on Regal’s January 8, 2007 (closing date) balance sheet was less than $675,000. On March 12, 2007, the Company and the sellers agreed to a post-closing downward adjustment, pursuant to terms of the purchase agreement, reducing the price from $1,709,721 to $1,441,670, which was effected by the cancellation of 45,684 shares, which were valued for purposes of the adjustment at $4.114 per share, which was the average closing price of the Company’s common stock on The NASDAQ Global Market for the five trading days ended December 19, 2006. Subsequently, the Company reclassified certain assets, and asserted against the seller a claim for receivables acquired but not collected pursuant to the terms of the purchase agreement; in March 2008, the Company accepted a return of 25,000 shares of its common stock from the sellers in full settlement of this claim. On the date of the transfer of these shares, the fair value of our common stock was $2.04 per share, and the Company recorded a loss of $49,000 related to this settlement. The Company entered into a three-year employment agreement with a former employee and member of the seller and a non-competition agreement with the seller and seller’s members.

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

The purchase price paid for Twincraft at the time of closing was approximately $26,650,000, of which $1,500,000 was held in two separate escrows to partially secure payment of indemnification claims, and payment for any purchase price adjustments and/or working capital adjustments based on the final post-closing audit. On May 30, 2007, the escrow of $500,000 was released to the sellers of Twincraft. The remaining escrow of $1,000,000 and accrued interest were paid on July 23, 2008. The payment of these escrow funds increased goodwill. The purchase price was paid 85% in cash and the balance through the issuance of the Company’s common stock to the sellers of Twincraft, which was valued based on the average closing price of the Company’s common stock on the two days before, two days after, and on November 14, 2006, which was the date the Company and Twincraft’s stockholders entered into the purchase agreement. The purchase price was subject to adjustment based on Twincraft’s working capital target of $5,100,000 at closing, and operating performance for the year ended December 31, 2006. On May 15, 2007, the working capital adjustment, which was agreed to by the Company and the sellers of Twincraft, in effect increased the purchase price of the Twincraft acquisition by approximately $1,276,000 payable in cash. In addition, on May 15, 2007, the operating performance adjustments, pursuant to the purchase agreement between the Company and the sellers of Twincraft, increased the purchase price of Twincraft by approximately $1,867,000, and the adjustments were made by the issuance of 68,981 shares of the Company’s common stock (representing 15% of the adjustment to the purchase consideration) and the balance of approximately $1,564,000 was paid in cash. The cash adjustments for working capital and operating performance totaling approximately $2,840,000 were paid to the sellers in May 2007. During the year 2007, approximately $193,000 of additional transaction costs relating to the Twincraft acquisition were incurred, resulting in an increase to the cost of the Twincraft acquisition, and is reflected in goodwill. Total transaction costs were $1,445,714.

Effective January 23, 2007, Twincraft entered into three-year employment agreements with Peter A. Asch, who serves as President of Twincraft, and A. Lawrence Litke, who serves as Chief Operating Officer of Twincraft. Twincraft also entered into a consulting agreement with Fifth Element, LLC, a consulting firm controlled by Joseph Candido, who serves as Vice President of Sales and Marketing for Twincraft. The employment agreements of Mr. Asch and Mr. Litke, and the consulting agreement of Fifth Element, LLC, contain non-competition and non-solicitation provisions covering the terms of their agreements and for any extended severance periods and for one year after termination of the agreements or the extended severance periods, if any. Messrs. Asch, Litke and Candido were stockholders of Twincraft immediately before the sale of Twincraft to the Company. Effective October 2, 2008, Mr. Litke’s employment with Twincraft was terminated by Twincraft.

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

(c) Unaudited Pro Forma Results

Below are the unaudited pro forma results of operations for the three and nine months ended September 30, 2007, as if the Company had acquired Twincraft on January 1, 2007. Such pro forma results are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the nine months ended September 30, 2007 were:

Nine months ended
Net sales	$33,313,064
Net loss from continuing operations	(2,367,729)
Loss per share – basic and diluted	$(0.21)

(3) Discontinued Operations

During the nine months ended September 30, 2008, the Company completed the sale of Langer UK on January 18, 2008, Regal on June 11, 2008 and Bi-Op on July 31, 2008 (as discussed in Note 1 above). In addition, the Company completed the sale of substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008 (see Note 14). In accordance with SFAS No. 144, the results of operations of these wholly owned subsidiaries and businesses for the current and prior periods have been reported as discontinued operations, and the assets and liabilities related to these wholly owned subsidiaries have been classified as held for sale in the Company’s consolidated balance sheets. Operating results of these wholly owned subsidiaries and businesses, which were formerly included in our medical products and Regal segments, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Langer UK	$-	$798,333	$-	$2,411,893
Regal	-	1,075,851	1,526,301	2,741,322
Bi-Op	265,130	702,033	1,617,356	2,055,834
Langer branded orthotics	2,787,892	3,318,088	8,298,843	10,588,398
Total revenues	$3,053,022	$5,894,305	$11,442,500	$17,797,447

Net income (loss) from operations	$154,837	$355,488	$70,674	$521,363
Loss on sale	(335,501)	-	(2,529,942)	-
Other income (expense), net	(11,153)	(111,483)	(81,515)	(354,838)
Income (loss) before income taxes	(191,817)	244,005	(2,540,783)	166,525
Benefit from (provision for) income tax	5,474	(11,500)	184,329	(34,500)
Income (loss) from discontinued operations	$(186,343)	$232,505	$(2,356,454)	$132,025

Income (Loss) from discontinued operations is comprised of the following for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Langer UK	$—	$(42,696)	$—	$(142,792)
Regal	(131,376)	(27,275)	(2,128,532)	(11,515
Bi-Op	(147,377)	$55,373	(432,635)	119,955
Langer branded orthotics	92,410	247,103	204,713	166,377
Total	$(186,343)	$232,505	$(2,356,454)	$132,025

(4) Net Assets Held for Sale

The assets and liabilities of the Langer branded custom orthotics and related products business have been reclassified as held for sale in the Company’s consolidated balance sheets as of September 30, 2008 and at December 31, 2007. The assets and liabilities of Langer UK, Regal and Bi-Op are shown as held for sale as of December 31, 2007 as they were sold in the nine months ended September 30, 2008. The assets and liabilities related to these subsidiaries consist of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Accounts receivable	1,376,120	3,506,684
Inventories	542,906	1,411,040
Other current assets	173,014	454,216
Goodwill	1,672,344	287,171
Identifiable intangible assets	337,727	833,179
Deferred income taxes	234,951	—
Other assets	—	89,829
Property and equipment	1,476,081	2,856,267
Assets held for sale	$5,813,143	$9,438,386
Accounts payable	$509,442	$1,342,774
Other liabilities	804,822	1,837,164
Liabilities related to assets held for sale	$1,314,264	$3,179,938

(5) Goodwill

Changes in goodwill for the nine months ended September 30, 2008 are as follows:

	Medical Products	Personal Care Products	Regal	Total
Balance January 1, 2008	$10,830,765	$9,848,144	$1,277,521	$21,956,430
Allocated to Regal, included in discontinued operations	—	—	(1,277,521)	(1,277,521)
Allocated to Bi-Op, impaired and included in loss on sale	(808,502)	—	—	(808,502)
Twincraft escrow payment	—	1,000,000	—	1,000,000
Allocated to the Langer branded orthotics and related products business and included in assets held for sale	(1,672,344)	—	—	(1,672,344)
Balance at September 30, 2008	$8,349,919	$10,848,144	$—	$19,198,063

(6) Identifiable Intangible Assets

Identifiable intangible assets at September 30, 2008 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization		Net Carrying Value
Trade names – Silipos	Indefinite	$2,688,000	$	―	$2,688,000
Repeat customer base – Silipos	7	1,680,000		1,090,695	589,305
License agreements and related technology – Silipos	9.5	1,364,000		574,316	789,684
Repeat customer base – Twincraft	19	7,214,500		952,809	6,261,691
Trade names – Twincraft	23	2,629,300		190,529	2,438,771
		$15,575,800		$2,808,349	$12,767,451

Identifiable intangible assets at December 31, 2007 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names – Silipos	Indefinite	$2,688,000	$—	$2,688,000
Repeat customer base – Silipos	7	1,680,000	885,807	794,193
License agreements and related technology – Silipos	9.5	1,364,000	466,632	897,368
Repeat customer base – Twincraft	19	7,214,500	494,080	6,720,420
Trade names – Twincraft	23	2,629,300	104,791	2,524,509
		$15,575,800	$1,951,310	$13,624,490

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended September 30, 2008 and 2007 was $287,951 and $259,223, respectively, and for the nine months ended September 30, 2008 and 2007 was $857,039 and $723,228, respectively. As of September 30, 2008, the estimated future amortization expense is $287,951 for 2008, $1,102,253 for 2009, $1,044,862 for 2010, $981,678 for 2011, $1,062,615 for 2012 and $5,600,092 thereafter.

(7) Inventories, net

Inventories, net, consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials	$4,750,989	$3,548,606
Work-in-process	370,927	289,847
Finished goods	3,180,980	2,598,958
	8,302,896	6,437,411
Less: Allowance for excess and obsolescence	751,616	787,966
	$7,551,280	$5,649,445

(8) Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A. (“Wachovia”), expiring on September 30, 2011. On April 16, 2008, the Company entered into an amendment of the Credit Facility with Wachovia that changed certain terms of the agreement. In addition, on October 24, 2008, the Company entered into another amendment of the Credit Facility that decreased the maximum amount that the Company may borrow under such facility. The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million, and is subject to a sub-limit of $12 million for the issuance of letter of credit obligations, another sub-limit of $3 million for term loans, and a sub-limit of $4 million on loans against inventory. The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos and Twincraft) and any other company or person that hereafter becomes a borrower or owner of any property in which Wachovia has a security interest under the Credit Facility. As of September 30, 2008, the Company had outstanding advances amounting to $4.5 million under the Credit Facility and has approximately $3.5 million of remaining availability under the Credit Facility related to eligible accounts receivable and inventory. As a result of the sale of the Langer branded orthotics and related products business on October 24, 2008, the Company’s total availability decreased by approximately $1.2 million to approximately $6.8 million. In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

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

 The Company’s borrowings availabilities under The Credit Facility are limited to 85% of eligible accounts receivable and 60% of eligible inventory, and are subject to the satisfaction of certain conditions. Any term loans shall be secured by equipment or real estate hereafter acquired. The Company is required to submit monthly unaudited financial statements to Wachovia.

 If the Company’s availability is less than $3,000,000, the Credit Facility requires compliance with various covenants including but not limited to a fixed charge coverage ratio of not less than 1.0 to 1.0. Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At September 30, 2008, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $645,000, and other outstanding letters of credit of approximately $213,000.

 The Company is required to pay monthly interest in arrears at 0.5 percent above Wachovia’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined in the Credit Facility, which is based on the London Interbank Offered Rate (“LIBOR”). To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of three eights of one percent (0.375%) on the unused portion of the loan commitment. The Company paid Wachovia a closing fee in the amount of $75,000 in August 2007. In April 2008, the Company paid a $20,000 fee to Wachovia related to an amendment of the Credit Facility, which has been recorded as a deferred financing cost and is being amortized over the remaining term of the Credit Facility. As of September 30, 2008, the Company had unamortized deferred financing costs in connection with the Credit Facility of $310,614. Amortization expense for the three months ended September 30, 2008 and 2007 was $23,893 and $11,417, respectively, and for the nine months ended September 30, 2008 and 2007 was $46,358 and $11,417, respectively.

(9) Segment Information

 As of September 30, 2008, the Company operated in two segments (medical products and personal care). Our medical products segment, which used to include Bi-Op and our Langer branded orthotics and related products business, now operates as the Silipos business. Our personal care segment includes Twincraft. In January 2007, the Company acquired Regal, which operated as its own segment until its sale in 2008. Assets and expenses related to the Company’s corporate offices are reported under “other” as they do not relate to any of the operating segments. Intersegment sales are recorded at cost.

Segment information for the three and nine months ended September 30, 2008 and 2007 is summarized as follows:

Three months ended September 30, 2008	Medical Products	Personal Care	Other	Total
Net sales	$2,390,389	$8,797,373	$-	$11,187,762
Gross profit	1,184,693	2,159,778	-	3,344,471
Operating (loss) income	414,418	19,182	(1,100,975)	(667,375)
Total assets as of September 30, 2008*	16,880,682	38,529,111	9,066,662	64,476,455

Three months ended September 30, 2007	Medical Products	Personal Care	Other	Total
Net sales	$2,305,322	$9,209,494	$-	$11,514,816
Gross profit	1,267,979	2,823,105	-	4,091,084
Operating (loss) income	716,830	401,328	(1,545,460)	(427,302)
Total assets as of September 30, 2007*	20,018,008	39,495,472	6,665,040	66,178,520

Nine months ended September 30, 2008	Medical Products	Personal Care	Other	Total
Net sales	$7,659,787	$26,968,568	$-	$34,628,355
Gross profit	4,005,986	6,463,139	-	10,469,125
Operating (loss) income	1,480,734	119,624	(3,660,056)	(2,059,698)
Total assets as of September 30, 2008*	16,880,682	38,529,111	9,066,662	64,476,455

Nine months ended September 30, 2007	Medical Products	Personal Care	Other	Total
Net sales	$6,892,098	$25,251,776	$-	$32,143,874
Gross profit	3,817,374	7,724,952	-	11,542,326
Operating (loss) income	1,628,578	1,553,328	(4,148,902)	(966,996)
Total assets as of September 30, 2007*	20,018,008	39,495,472	6,665,040	66,178,520

* Excludes assets held for sale.

Geographical segment information for the three and nine months ended September 30, 2008 and 2007 is summarized as follows:

Three months ended September 30, 2008	United States	United Kingdom	Consolidated Total
Net sales to external customers	$10,858,911	$328,851	$11,187,762
Gross profit	3,094,135	250,336	3,344,471
Operating (loss) income	(762,193)	94,818	(667,375)
Total assets as of September 30, 2008*	63,906,216	570,139	64,476,455

Three months ended September 30, 2007	United States	United Kingdom	Consolidated Total
Net sales to external customers	$11,226,421	$288,395	$11,514,816
Gross profit	3,882,688	208,396	4,091,084
Operating (loss) income	(472,541)	45,239	(427,302)
Total assets as of September 30, 2007*	65,567,160	611,360	66,178,520

Nine months ended September 30, 2008	United States	United Kingdom	Consolidated Total
Net sales to external customers	$33,561,485	$1,066,870	$34,628,355
Gross profit	9,656,971	812,154	10,469,125
Operating (loss) income	(2,362,569)	302,871	(2,059,698)
Total assets as of September 30, 2008*	63,906,316	570,139	64,476,455

Nine months ended September 30, 2007	United States	United Kingdom	Consolidated Total
Net sales to external customers	$31,222,221	$921,653	$32,143,874
Gross profit	10,867,667	674,659	11,542,326
Operating (loss) income	(1,103,007)	136,011	(966,996)
Total assets as of September 30, 2007*	65,567,160	611,360	66,178,520

* Excludes assets held for sale.

(10) Comprehensive Loss

The Company’s comprehensive loss were as follows:

	Nine months ended September 30,
	2008	2007
Net loss	$(6,044,257)	$(2,471,586)
Other comprehensive income (loss):
Recognized loss of previously unrecognized periodic pension costs	―	143,471
Change in equity resulting from translation of financial statements into U.S. dollars	(151,330)	331,155
Comprehensive loss	$(6,195,587)	$(1,996,960)

(11) Loss per share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted EPS are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted loss per share computations for the three and nine months ended September 30, 2008 and 2007 exclude approximately 1,883,252 and approximately 1,963,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes (as hereinafter defined) on the calculation of the fully-diluted EPS was anti-dilutive and is therefore not included in the computation for the three and nine months ended September 30, 2008 and 2007, respectively.

 The following table provides the basic and diluted loss EPS:

	Nine months ended September 30,
	2008			2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and diluted EPS	$(6,044,257)	10,646,673	$(0.57)	$(2,471,856)	11,383,193	$(0.22)

	Three months ended September 30,
	2008			2007
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and diluted EPS	$(1,395,494)	10,646,673	$(0.13)	$(837,035)	11,484,973	$(0.07)

(12) Related Party Transactions

5% Convertible Subordinated Notes.   On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 (the “5% Convertible Notes”) in a private placement. The number of shares of common stock issuable on conversion of the 5% Convertible Notes, as of September 30, 2008, is 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances as described in the 5% Convertible Notes. During the three months ended September 30, 2008, the Company’s Chairman of the Board of Directors, Warren B. Kanders, purchased $3,250,000, President and CEO, W. Gray Hudkins, and CFO and COO, Kathleen P. Bloch, each purchased $250,000 of the Company’s 5% Convertible Notes from the previous debt holders. A trust controlled by Mr. Warren B. Kanders, the Company’s Chairman of the Board of Directors and largest beneficial stockholder, owns (as a trustee for a member of his family) $5,250,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.

(13) Litigation

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as two of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.) The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed. Dr. Zook is demanding at least $681,000 in damages, although Silipos vigorously disputes any liability and contests his theory of damages. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. Arbitration hearings have been scheduled for February 2009.

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

(14) Subsequent Event – Sale of the Langer Branded Custom Orthotics Assets and Liabilities

On October 24, 2008, the Company sold substantially all of the operating assets and liabilities of the Langer branded custom orthotics and related products business to a third party. The sales price was approximately $4,680,000, of which $475,000 will be held in escrow for up to 12 months to satisfy indemnification claims of the purchaser. The sale price is subject to adjustment within 90 days of closing to the extent that working capital, as defined by the purchase agreement, is less or greater than approximately $1.3 million as of the closing date. Transaction costs related to this sale are approximately $520,000. The Company expects to record a gain on this sale of approximately $61,000 in the fourth quarter of 2008. In connection with this sales transaction, the Company has agreed to seek a change of its corporate name at its next annual shareholder's meeting.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through our wholly-owned subsidiaries, Twincraft, Inc., and Silipos, Inc., the Company offers a diverse line of personal care products for the private label retail, medical, and therapeutic markets. The Company sells its medical products primarily in the United States, as well as in more than 30 other countries, to national, regional, and international distributors, and directly to healthcare professionals. The Company sells its personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets.

Our broad range of over 200 gel-based orthopedic and prosthetics products, are designed to correct, protect, heal and provide comfort for the patient. Our line of personal care products includes bar soap, gel-based therapeutic gloves and socks, scar management products, and other products that are designed to cleanse and moisturize specific areas of the body, often incorporating essential oils, vitamins and nutrients to improve the appearance and condition of the skin.

Continuing Operations

In November 2007 the Company began a study of strategic alternatives available to us with regard to our various operating companies. Since embarking on this evaluation, the Company has sold certain operating entities, which is more fully described below in “Recent Developments.”

Currently, our continuing operations primarily consist of the following business entities:

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

Recent Developments

Since the beginning of 2008, the Company has completed the sale of four of its operating businesses, as summarized below:

•
Langer branded custom orthotics business. On October 24, 2008, the Company sold substantially all of the operating assets and liabilities of the Langer branded custom orthotics and related products business to a third party. The sales price was approximately $4,680,000, of which $475,000 will be held in escrow for up to 12 months to satisfy indemnification claims of the purchaser. The sale price is subject to adjustment within 90 days of closing to the extent that working capital, as defined by the purchase agreement, is less or greater than approximately $1.3 million as of the closing date. Transaction costs related to this sale are approximately $520,000. The Company expects to record a gain on this sale of approximately $61,000 in the fourth quarter of 2008. In connection with this sales transaction, the Company has agreed to seek a change of its corporate name at its next annual shareholder’s meeting.

•
Bi-Op. On July 31, 2008, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Bi-Op, to a third party, which included the general manager of Bi-Op. The sales price of $2,040,816 was paid in cash at closing and was subject to adjustment following the closing to extent that working capital, as defined by the purchase agreement, was less or greater than $488,520. In October 2008, a working capital adjustment due to the Company in the amount of $325,961 was agreed to by both parties. In June 2008, the Company recorded $439, 991 as its estimate of the loss on the sale. During the three months ended September 30, 2008, the Company recorded an additional loss of $204,125 resulting from additional transaction costs. This increased the total loss on the sale before income tax benefit to $644,116. The Company also realized an income tax benefit on this transaction of $218,829 which decreased the total loss to $425,287. This loss is included in loss from operations of discontinued subsidiaries in the consolidated statement of operations for the nine months ended September 30, 2008.

•
Regal Medical Supply, LLC. On June 11, 2008, the Company sold the membership interests of Regal Medical Supply LLC (“Regal”) to a group of private investors, including a member of Regal’s management. The purchase price was approximately $501,000, which was paid in cash at closing. Upon closing, the Company also entered into a sales representation agreement by which Regal will act as a sales agent for Langer manufactured products. In the quarter ended June 30, 2008, the Company recorded a loss on this sale of approximately $1,754,000, which is net of transaction costs of approximately $70,000. During the quarter ended September 30, 2008, the Company recorded an additional loss of $131,376, associated with the lease of Regal’s former offices which increased the total loss on this sale to $1,885,826. This loss is reflected in discontinued operations for the three and nine months ended September 30, 2008. Regal’s assets of approximately $1,215,000 and liabilities of $393,000 were classified as held for sale as of December 31, 2007.

•
Langer UK. On January 18, 2008, the Company sold all of the outstanding capital stock of the Company’s wholly owned subsidiary, Langer (UK) Limited (“Langer UK”) to an affiliate of Sole Solutions, a retailer of specialty footwear based in the United Kingdom. The sale price was approximately $1,155,000, of which $934,083 was paid at the closing and $221,230 is in the form of a note with 8.5% interest due in full in two years. Upon closing the Company entered into an exclusive sales agency agreement and a distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel. In December 2007, the Company recognized a net loss of approximately $176,000 associated with the disposal of Langer UK.

The assets and liabilities of the Langer branded custom orthotics business have been reclassified as held for sale in the Company’s consolidated balance sheets as of September 30, 2008 and at December 31, 2007. The assets and liabilities of Langer UK, Regal and Bi-Op are shown as held for sale as of December 31, 2007 as they were sold in the nine months ended September 30, 2008.

Common Stock Repurchase Program - On December 6, 2007, the Company announced that our Board had authorized the purchase of up to $2,000,000 of our outstanding common stock, using whatever means the Chief Executive Officer may deem appropriate. In connection with this matter, the Company’s senior lender, Wachovia Bank, National Association, (“Wachovia”) has waived, until April 15, 2009, the provisions of the credit facility that would otherwise preclude the Company from making purchases of its common stock. To date, the Company has acquired 857,539 shares at an average price of $1.49 and at a cost of $1,279,756 under this program.

On April 16, 2008, the Company amended its credit facility with Wachovia which will allow the Company to repurchase a maximum of $6,000,000 of its common stock and extended the repurchase period to April 15, 2009. The amendment to our credit facility also resulted in other changes to the terms and availability of borrowings which are more fully discussed in Note 8 to the financial statements.

Receipt of NASDAQ Deficiency Letters - As previously disclosed by the Company, on October 3, 2008, the Company received two deficiency letters from the NASDAQ Stock Market (“NASDAQ”) Listing Qualifications Department notifying the Company that for the past 30 consecutive business days, its common stock has: (i) closed below the $1.00 per share minimum bid price as required by NASDAQ Marketplace Rule 4450(a)(5); and (ii) not maintained a minimum market value of publicly held shares of $5,000,000 as required by NASDAQ Marketplace Rule 4450(a)(2).

On October 22, 2008, the Company received notification that as of October 16, 2008, NASDAQ, due to recent extraordinary market conditions, has suspended, for a three month period, the enforcement of the rules requiring listed companies to maintain a minimum $1.00 per share closing bid price and a $5 million minimum market value of publicly held shares.

As a result of NASDAQ’S suspension of these continued listing requirements, the Company has: (i) until April 7, 2009 to regain compliance with the $5 million minimum market value requirement; and (ii) until July 6, 2009 to regain compliance with the minimum $1.00 price per share requirement. There can be no guarantee that the Company will be able to regain compliance with these NASDAQ continued listing requirements.

Segment Information

The medical products also segment includes our orthopedic and prosthetic products of Silipos. Prior to their sale, the medical products segment included the Langer branded custom orthotics business, Langer UK, and Bi-Op. The personal care products segment includes the operations of Twincraft and the personal care products of Silipos. Prior to the sale of Regal, the Company operated a third segment, Regal Services.

For the nine months ended September 30, 2008 and 2007, the Company derived approximately 22.1% and approximately 21.4% of our revenues from continuing operations, respectively, from our medical products segment and approximately 77.9% and approximately 78.6%, respectively, from our personal care products segment. For the nine months ended September 30, 2008 and 2007, the Company derived approximately 96.9% and approximately 97.1% of our revenues from continuing operations from North America, and approximately 3.1% and approximately 2.9% of our revenues from continuing operations from outside North America.

For the three months ended September 30, 2008 and 2007, the Company derived approximately 21.4% and approximately 20.0% of our revenues from continuing operations, respectively, from our medical products segment and approximately 78.6% and approximately 80.0%, respectively, from our personal care segment. For the three months ended September 30, 2008 and 2007, the Company derived approximately 97.1% and approximately 97.5%, respectively, of our revenues from North America, and approximately 2.9% and approximately 2.5%, respectively, of our revenues from outside North America.

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

 Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Identifiable intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Goodwill and other identifiable intangible assets comprise a substantial portion (45.5% at September 30, 2008 and 48.1% at December 31, 2007) of our total assets. Goodwill and identifiable intangible assets, net, at September 30, 2008 and December 31, 2007 were approximately $31,966,000 and approximately $35,581,000, respectively.

 Goodwill is tested annually using a methodology which requires forecasts and assumptions about the reporting unit’s growth and future results. Interim impairment tests may be done if circumstances change or impairment indicators are present. If factors change or if assumptions are not met, it could have a material effect on operating results. As a result of the recent sale of the Langer branded orthotics and related products business, an impairment test was required to allocate the goodwill that was related to the disposed business as well as evaluate the fair value of the remaining reporting units. In the nine months ended September 30, 2008 the Company reduced goodwill by approximately $3,758,000 associated with businesses that were sold. Based on an impairment test performed at September 30, 2008 on the remaining business, there was no impairment.

 Adoption of FIN 48. Upon the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007, the Company performed a thorough review of our tax returns not yet closed due to the statute of limitations and other currently pending tax positions of the Company.  Management reviewed and analyzed our tax records and documentation supporting tax positions for purposes of determining the presence of any uncertain tax positions and confirming other tax positions as certain under FIN 48. The Company reviewed and analyzed our records in support of tax positions represented by both permanent and timing differences in reporting income and deductions for tax and accounting purposes.  The Company maintains a policy, consistent with principals under FIN 48, to continually monitor past and present tax positions.

Nine months ended September 30, 2008 and 2007

During the nine months ended September 30, 2008, the Company sold all of the outstanding stock of Langer UK, sold our entire membership interest in Regal, and sold all of the outstanding stock of Bi-Op. In addition, on October 24, 2008 the Company sold substantially all of the operating assets and liabilities of the Langer custom branded orthotics and related products business (“Langer branded orthotics”). The assets and liabilities of Langer branded orthotics are reflected as assets and liabilities held for sale in the consolidated balance sheets as of September 30, 2008. The assets and liabilities of Langer UK, Regal, BiOp and Langer branded orthotics are reflected as held for sale at December 31, 2007. The results of operations of Langer UK, Regal, Bi-Op, and Langer branded orthotics are reflected as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007.

Net loss from continuing operations for the nine months ended September 30, 2008 was approximately $3,688,000 or $(.35) per share on a fully diluted basis, compared to a net loss from continuing operations for the nine months ended September 30, 2007 of approximately $2,604,000 or $(.23) per share on a fully diluted basis. The increase in the loss from continuing operations was primarily due to a decrease in gross profit of approximately $1,073,000 and a decrease of approximately $149,000 in interest income, offset by a decrease of approximately $174,000 in the provision for income taxes, which are more fully discussed below.

The consolidated statement of operations includes losses arising from the sale of two subsidiaries, Regal and Bi-Op, which are classified as discontinued operations. For the nine months ended September 30, 2008, the Company recorded a net loss related to the sale of Regal of approximately $1,885,000 which includes transaction costs of approximately $70,000, and losses from operations through the date of sale of May 31, 2008, of approximately $243,000 and a loss associated with the leased premises of approximately $131,000. For the nine months ended September 30, 2008, the Company recorded a net loss before income tax benefit on the sale of Bi-Op of approximately $644,000, which includes transaction costs of approximately $319,000. In addition, the Company realized an income tax benefit of approximately $219,000, reducing the net loss on the sale, net of tax benefit, to approximately $433,000. In addition, the Company recorded losses from operations of Bi-Op of approximately $7,000. In addition, discontinued operations for the nine-months ended September 30, 2008 include approximately $239,000 representing the operating income of the Langer branded orthotics business which was sold on October 24, 2008. The gain on the sale of these assets and liabilities, which is currently estimated to be approximately $61,000, will be included in our fourth quarter 2008 operating results.

Net sales for the nine months ended September 30, 2008 were approximately $34,628,000, compared to approximately $32,144,000 for the nine months ended September 30, 2007, an increase of approximately $2,484,000, or 7.7%. The principal reasons for the increase were the increase in net sales of approximately $3,320,000 generated by Twincraft, offset by a decrease in sales of approximately $1,106,000 by Silipos. Twincraft was acquired on January 23, 2007, and its sales for the first 23 days of 2007 of approximately $1,645,000 were not included in the Company’s sales for the nine months ended September 30, 2007, a factor that contributed to the increase in Twincraft’s net sales for the nine months ended September 30, 2008.

Net sales of medical products were approximately $7,660,000 in the nine months ended September 30, 2008, compared to approximately $6,892,000 in the nine months ended September 30, 2007, an increase of approximately $768,000 or 11.1%. This increase is due primarily to an increase in net sales of approximately $1,001,000 due to an increase in shipments from one large distributor of Silipos’ branded medical products.

The Company generated net sales of approximately $26,969,000 in our personal care segment in the nine months ended September 30, 2008, compared to approximately $25,252,000 in the nine months ended September 30, 2007, an increase of approximately $1,717,000, or 6.8%. This increase is attributable to an increase in sales at Twincraft of approximately $3,320,000, offset by a decrease in net sales of Silipos’ personal care products of 6.4%. The increase in sales at Twincraft relate to the sales for the first 23 days of 2007 as mentioned above and an increase in amenity product sales. The decrease in Silipos’ personal care sales relate to a softening in the market for discretionary care products due to an economic slowdown, as well as the discriminatory buying patterns of retail customers, which can be volatile from quarter to quarter.

Cost of sales, on a consolidated basis, increased approximately $3,558,000, or 17.4%, to approximately $24,159,000 for the nine months ended September 30, 2008, compared to approximately $20,602,000 for the nine months ended September 30, 2007. Approximately $1,592,000 of this increase is a result of increases in net sales of 7.7% when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007. The remaining increase is primarily attributable to raw material price increases at Twincraft along with a shift in the mix of revenues to amenities which are generally associated with higher costs of goods sold and lower gross margins. The increases in material cost are primarily related to the price of soap base, which represents the largest component of Twincraft’s total material costs.

Cost of sales in the medical products segment were approximately $3,654,000, or 47.7% of medical products net sales in the nine months ended September 30, 2008, compared to approximately $3,075,000 or 44.6% of medical products net sales in the nine months ended September 30, 2007. The increase in the cost of sales of Silipos branded medical products is primarily due to the increases in net sales when comparing the same periods.

Cost of sales for the personal care products were approximately $20,505,000, or 76.0% of net sales of personal care products of approximately $26,969,000 in the nine months ended September 30, 2008, compared to approximately $17,527,000, or 69.4% of net sales of personal care products of approximately $25,252,000 in the nine months ended September 30, 2007. The primary factors for the increase are raw material price increases, in particular soap base, at Twincraft, which was offset by declines in cost of sales at Silipos which were consistent with declines in net sales of Silipos’ personal care products.

Consolidated gross profit decreased approximately $1,073,000, or 9.3%, to approximately $10,469,000 for the nine months ended September 30, 2008, compared to approximately $11,542,000 in the nine months ended September 30, 2007. Consolidated gross profit as a percentage of net sales for the nine months ended September 30, 2008 was 30.2%, compared to 35.9% for the nine months ended September 30, 2007. The principal reasons for the decrease in gross profit are primarily due to increases in raw material prices at Twincraft, as discussed above.

General and administrative expenses for the nine months ended September 30, 2008 were approximately $7,786,000, or 22.5% of net sales, compared to approximately $7,858,000, or 24.4% of net sales for the nine months ended September 30, 2007, representing a decrease of approximately $72,000. The major factors causing reductions to general and administrative expenses during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 are reductions in insurance expense of approximately $349,000, reductions in professional fees paid to consultants of approximately $938,000, a decrease of approximately $170,000 in legal fees and a gain recognized on the surrender of our 41 Madison Avenue, New York, NY lease of approximately $218,000. All of the above reductions were offset by increases due to an acceleration of the depreciation expense of approximately $464,000 on the leasehold improvements related to 41 Madison Avenue, New York, NY lease which was surrendered in May 2008, increases in salaries related to the establishment of permanent corporate finance staff of approximately $257,000, bank fees of approximately $149,000 that relate to audits and other fees which support the Company’s credit facility, severance payments of approximately $203,000 related to employee terminations, increases in the amortization of intangible assets of approximately $93,000, an increase in bad debt expense at Twincraft of approximately $256,000 due to the bankruptcy of one customer, and approximately $114,000 in other expenses at Twincraft since 2008 was the first full year of reporting, and other increases of $67,000.

Selling expenses decreased approximately $37,000, or 0.9%, to approximately $3,984,000 for the nine months ended September 30, 2008, compared to approximately $4,021,000 for the nine months ended September 30, 2007. Selling expenses as a percentage of net sales were 11.5% in the nine months ended September 30, 2008, compared to 12.5% in the nine months ended September 30, 2007. The principal reason for the decrease of $37,000 was the elimination of certain salary, advertising, and travel expenses at Twincraft and Silipos.

Research and development expenses increased from approximately $630,000 in the nine months ended September 30, 2007, to approximately $759,000 in the nine months ended September 30, 2008, an increase of approximately $129,000, or 20.4%, which was primarily attributable to increases in research and development personnel costs at Twincraft.

Interest expense was approximately $1,161,000 for the nine months ended September 30, 2008, compared to approximately $1,630,000 for the nine months ended September 30, 2007, an increase of approximately $31,000. The principal reason for the increase was related to the amortization of deferred financing costs related to the Company’s credit facility with Wachovia.

Interest income was approximately $24,000 in the nine months ended September 30, 2008, compared to approximately $173,000 in the nine months ended September 30, 2007. Interest income in 2007 was related to the investment of $28,880,000 in proceeds received from the issuance of the 5% Convertible Notes.

Income tax expense was approximately $2,000 for the nine months ended September 30, 2008, compared to $176,000 for the nine months ended September 30, 2007, a decrease of approximately $174,000, which is attributable to a decrease in the operating income of Twincraft for the nine months ended September 30, 2008 as compared to the same period in 2007, which resulted in a lower tax provision.

Three months ended September 30, 2008 and 2007

Net loss from continuing operations for the three months ended September 30, 2008 was approximately $1,209,000 or $(.11) per share on a fully diluted basis, compared to a net loss from continuing operations for the three months ended September 30, 2007 of approximately $1,070,000 or $(.09) per share on a fully diluted basis. The principal reasons for the increase in the net loss from continuing operations were decreases in gross profit of approximately $747,000 due primarily to increases in raw material prices at Twincraft and the approximately $1,105,000 decrease in the sales of Silipos, offset by decreases in operating expenses of approximately $507,000, which are more fully discussed below.

For the three months ended September 30, 2008, the Company recorded an adjustment of approximately $204,000 to the loss on the sale of Bi-Op which is classified as discontinued operations. In addition, the Company realized an income tax benefit of approximately $17,000, reducing the adjustment to the net loss on the sale, net of tax benefit, to approximately $187,000. In addition the Company recorded income from operations of Bi-Op of approximately $40,000. The Company also increased the amount of the loss previously reported on the sale of Regal by approximately $131,000 which is associated with the premises previously leased by Regal. Also included in discontinued operations for the three-months ended September 30, 2008, is income of approximately $104,000, which is related to the operations of the Langer branded orthotics business which was sold on October 24, 2008. The gain on the sale of this business, which is currently estimated to be approximately $61,000, will be recorded in the fourth quarter of 2008.

Net sales for the three months ended September 30, 2008 were approximately $11,188,000, compared to approximately $11,515,000 for the three months ended September 30, 2007, a decrease of approximately $327,000, or 2.8%. The principal reasons for the decrease were a decrease in net sales of Silipos of approximately $1,105,000, offset by an increase in sales at Twincraft of approximately $779,000.

Net sales of medical products were approximately $2,390,000 in the three months ended September 30, 2008, compared to approximately $2,305,000 in the three months ended September 30, 2007, an increase of approximately $85,000, or 3.6%.

The Company generated net sales of approximately $8,797,000 in our personal care segment in the three months ended September 30, 2008, compared to approximately $9,209,000 in the three months ended September 30, 2007, a decrease of approximately $412,000 or 4.5%. This decrease is due to the decrease in Silipos personal care products of approximately $1,192,000 in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, which is due to a softening in the market for discretionary personal care products and the discriminatory buying patterns of retail customers, which is offset by an increase in amenity sales at Twincraft.

Cost of sales, on a consolidated basis, increased approximately $420,000, or 5.7%, to approximately $7,843,000 for the three months ended September 30, 2008, compared to approximately $7,424,000 for the three months ended September 30, 2007. This increase is attributable to an increase in raw material prices at Twincraft along with a shift in the mix of revenues to amenities which are generally associated with higher costs of goods sold and lower gross margins.

Cost of sales in the medical products segment were approximately $1,206,000, or 50.4% of medical products net sales in the three months ended September 30, 2008, compared to approximately $1,037,000, or 45.0% of medical products net sales in the three months ended September 30, 2007. The increase in cost of goods sold is due to the increase in net sales of Silipos branded medical products and increases in the cost of certain raw materials.

Cost of sales for the personal care products were approximately $6,638,000, or 75.4% of net sales of personal care products of approximately $8,797,000 in the three months ended September 30, 2008, compared to approximately $6,386,000, or 69.3% of net sales of personal care products of approximately $9,209,000 in the three months ended September 30, 2007.

Consolidated gross profit decreased approximately $747,000, or 18.2%, to approximately $3,344,000 for the three months ended September 30, 2008, compared to approximately $4,091,000 in the three months ended September 30, 2007. Consolidated gross profit as a percentage of net sales for the three months ended September 30, 2008 was 29.9%, compared to 35.5% for the three months ended September 30, 2007. The blended gross profit percentage decreased for the three months ended September 30, 2008, compared to the three months ended September 30, 2007 primarily due to an increase in raw material prices at Twincraft, and other factors as discussed above.

General and administrative expenses for the three months ended September 30, 2008 were approximately $2,475,000, or 22.1% of net sales, compared to approximately $2,872,000, or 24.9% of net sales for the three months ended September 30, 2007, representing a decrease of approximately $397,000. The major factors contributing to the reductions to general and administrative expenses during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 are the reduction of professional expenses paid to consultants and advisors of approximately $435,000, which is offset by the severance payments of $203,000 related to employee terminations at our ongoing businesses.

Selling expenses decreased approximately $129,000, or 9.1%, to approximately $1,294,000 for the three months ended September 30, 2008, compared to approximately $1,423,000 for the three months ended September 30, 2007. This decrease is primarily attributable to the elimination of certain salary, advertising, and travel expenses at Twincraft and Silipos.

Research and development expenses were increased from approximately $242,000 in the three months ended September 30, 2008, as compared to approximately $223,000 in the three months ended September 30, 2007.

Interest expense was approximately $554,000 for the three months ended September 30, 2008, compared to approximately $556,000 for the three months ended September 30, 2007, an increase of approximately $2,000. The principal reason for the increase was the amortization of the deferred financing costs related to the Company’s credit facility with Wachovia.

Liquidity and Capital Resources

Working capital as of September 30, 2008 was approximately $15,085,000, compared to approximately $17,388,000 as of December 31, 2007, a decrease of approximately $2,303,000. The decrease in working capital at September 30, 2008 is primarily attributable to the decrease of working capital of assets and liabilities held for sale of $1,760,000, net of receipt of approximately $3,193,000 during the nine months ended September 30, 2008 as a result of the sales of subsidiaries, the use of approximately $1,229,000 of cash to purchase the Company’s common stock, the use of approximately $1,000,000 related to the Twincraft purchase price held in escrow which was paid to the sellers of Twincraft and approximately $594,000 of cash used to purchase equipment, and because of changes in other current assets and current liabilities that reduced working capital by $913,000.

 Net cash used in operating activities was approximately $1,757,000 in the nine months ended September 30, 2008. Net cash provided by operating activities was approximately $206,000 in the nine months ended September 30, 2007. The net cash used in operating activities for the nine months ended September 30, 2008 is primarily attributable to our operating loss of $6,044,000 which was offset by non-cash depreciation and amortization expenses of approximately $3,085,000 and changes in the balances of certain current assets and liabilities. The net cash provided by operating activities in the nine months ended September 30, 2007 resulted primarily from increases in accounts payable and accrued liabilities, which is partially offset by increases in other assets primarily due to the acquisition of Twincraft.

 Net cash provided by investing activities was approximately $1,366,000 in the nine months ended September 30, 2008. Cash flows from investing activities for the nine months ended September 30, 2008 were as a result of cash provided from the sale of subsidiaries of approximately $3,193,000, offset by approximately $594,000 of cash used to purchase equipment and of approximately $1,229,000 of cash used to purchase 832,539 shares of treasury stock. Net cash used in investing activities for the nine months ended September 30, 2007 was approximately $27,972,000. This includes cash used for the purchase of Twincraft of approximately $25,901,000, increases in amounts due to Twincraft and restricted cash in escrow resulting from this acquisition of $1,000,000, and the purchases of property and equipment of approximately $761,000.

 Net cash provided by financing activities in the nine months ended September 30, 2008 was approximately $4,491,000 which included the approximately $4,500,000 borrowed on the Company’s line of credit on September 29, 2008. For the nine months ended September 30, 2007, net cash used in financing activities was approximately $249,000, which included the payment of approximately $267,000 of debt acquisition costs.

In the nine months ended September 30, 2008, the Company generated a net loss of approximately $6,044,000, compared to a net loss of approximately $2,472,000 for the nine months ended September 30, 2007, an increase in net loss of approximately $3,572,000. This increase was primarily due to an increase in loss from discontinued operations of approximately $2,155,000, which is the result of losses incurred on the sales of Regal and Bi-Op, net of operating income from the Langer orthotics business. In addition, gross profit decreased by approximately $1,073,000, which, also contributed to the increase in our net loss. There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs, in particular, the repayment of the $28,800,000 of 5% Convertible Notes which are due December 7, 2011.

On May 11, 2007 the Company entered into a secured revolving credit facility agreement with Wachovia expiring on September 30, 2011, which will enable the Company to borrow funds based on its levels of inventory and accounts receivable, in the amount of 85% of the eligible accounts receivable and 60% of the eligible inventory, and, subject to the satisfaction of certain conditions, term loans secured by equipment or real estate hereafter acquired (the “Credit Facility”). Effective April 16, 2008, the Company amended its Credit Facility. The changes effected by the amendment include:

(i)	a decrease of the maximum amount of the Credit Facility to $15,000,000 from $20,000,000;

(ii)
an increase in the interest rate from the prime rate to the prime rate plus 0.5 percentage points, or, for loans based on the Adjusted Eurodollar Rate, which is based on LIBOR, from the Adjusted Eurodollar Rate, plus 2 percentage points to the Adjusted Eurodollar Rate plus 2.5 percentage points;

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

On October 24, 2008, the Company, in connection with the sale of substantially all of the operating assets relating to its Langer branded orthotic business further amended its Credit Facility. The Amendment provides for a decrease of the maximum amount the Company may borrow under the Credit Facility to $12,000,000 from $15,000,000.

The Credit Facility is secured by a security interest in favor of Wachovia in all the Company's assets. If the Company's availability under the Credit Facility, net of borrowings, is less than $3,000,000, or if the balance owed under the Credit Facility is more than $10,000,000, then the Company's accounts receivable proceeds must be paid into a lock-box account. On September 29, 2008, the Company drew down $4,500,000 on its line of credit in response to growing uncertainties regarding its lender’s continuing ability to operate and the possibility of a lack of liquidity in the credit markets. These funds were held in various checking and short-term money market accounts. On October 28, 2008, the line of credit borrowings were repaid in full.

As of October 31, 2008, the Company has approximately $6.8 million available under the Credit Facility related to eligible accounts receivable and inventory. In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

We believe that the Company will be able to meet its expected working capital needs for at least the next twelve months. However, the various sectors of the credit markets and financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by disruption in the credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our acquisition strategy, the ability of our customer and suppliers to continue to operate their businesses or the demand for our products which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. If the Company has a need for funding, the Company believes our liquidity requirements can be satisfied by drawing upon our contractually committed Credit Facility, but under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. Based on available information, the Company believes Wachovia is able to fulfill its commitments as of our filing date; however, there can be no assurance that Wachovia may not cease to be able to fulfill its funding obligations.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, the Company has certain long-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of September 30, 2008:

	Payment due By Period (In thousands)
Contractual Obligations	Total	3 Months Ended Dec. 31, 2008	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$3,617	$232	$2,345	$1,002	$38
Capital Lease Obligations	4,824	108	1,364	977	2,375
Borrowings under line of credit	4,500	4,500	-	-	-
Convertible Notes due December 7, 2011	28,880	-	28,880	-	-
Interest on Long-term Debt	5,054	722	4,332	-	-
Total	$46,875	$5,562	$36,921	$1,979	$2,413

Recently Issued Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted SFAS No. 157 as of January 1, 2008. The Company had no financial assets or liabilities that are currently measured at fair value on a recurring basis and therefore the adoption of the standard had no impact upon the Company’s financial position or results of operations. The Company is in the process of reviewing the implementation of SFAS No. 157 on non-financial assets and liabilities which will be effective January 1, 2009.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest of an acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No.141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company anticipates this will have a material effect on future acquisitions upon adoption.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negative thereof, other variations thereon or comparable terminology or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. Such forward looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, future opportunities, the Company’s acquisition strategy and ability to integrate acquired companies and assets, the Company’s review of strategic alternatives, outlook of customers, reception of new products, technologies, and pricing and the current economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those described from time to time in the Company’s most recent Form 10-K and 10-Q’s and other Company filings with the Securities and Exchange Commission which may cause the actual results, performance or achievements by the Company to be materially different from any future results expressed or implied by such forward-looking statements. Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

Recently, market conditions have created an environment of volatility related to the LIBOR rate which might adversely impact the Company’s ability to borrow in the future at stable rates. Based on available information, we believe that Wachovia, the lender under our Credit Facility, is able to fulfill its commitments as of our filing date; however, there can be no assurance that Wachovia may not cease to be able to fulfill its funding requirements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as two of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.) The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed. Dr. Zook is demanding at least $681,000 in damages, although Silipos vigorously disputes any liability and contests his theory of damages. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. Arbitration hearings have been scheduled for February, 2009.

ITEM 1A.  RISK FACTORS

Recent turmoil across various sectors of the financial markets may negatively impact the Company’s business, financial condition and/or operating results.

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by disruption in the credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our strategic reevaluation strategy, the ability of our customer and suppliers to continue to operate their businesses, the demand for our products or the ability to obtain future financing which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Except as discussed above, there are no material changes to the risk factors disclosed in the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s filings with the Securities and Exchange Commission are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table sets forth information regarding the Company’s purchases of outstanding common stock during the quarter ended September 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares (or units purchased)		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31, 2008	—		$—	—	$4,723,331	(1)
August 1 to August 31, 2008	—		—	—	4,723,331
September 1 to September 30, 2008	4,900	(2)	0.63	4,900	4,720,244
Total	4,900		$0.63	4,900

(1)
On April 16, 2008, the Company announced that it had entered into an amendment of its credit facility with its lender, Wachovia Bank, which, among other things, increased the amount of common stock that the Company is permitted to repurchase from $2,000,000 to $6,000,000 and extends the period during which the Company may carry out such purchases to April 15, 2009.

(2)	The 4,900 shares were purchased in the open market.

ITEM 5.   OTHER INFORMATION

Effective October 2, 2008, Twincraft terminated the employment of A. Lawrence Litke as Chief Operating Officer of Twincraft. Mr. Litke is being paid his base salary as severance for one year in accordance with the terms of his employment agreement with Twincraft.

ITEM 6.  EXHIBITS

Exhibit No.	Description

2.1
Asset Purchase Agreement dated as October 24, 2008, by and between Langer, Inc. and Langer Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008).

10.1
Amendment No. 4 dated October 24, 2008, to Loan and Security Agreement dated May 11, 2007, between Wachovia Bank, N.A. and Langer, Inc. (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008).

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

LANGER, INC.

Date: November 12, 2008	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2008	By:	/s/ KATHLEEN P. BLOCH
Kathleen P. Bloch
Vice President, Chief Operating Officer, and Chief Financial Officer
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