Form 10-K
period 2008-12-31
LANGER INC
filed 2009-03-24
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12991

LANGER, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2239561
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

245 Fifth Avenue, Suite 2201
New York, New York 10016
(Address of Principal Executive Offices) (Zip Code)

(212) 687-3260
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

As of June 30, 2008 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $7,458,237, as computed by reference to the closing sale price on the NASDAQ Global Market of such common stock ($1.21) multiplied by the number of shares of voting stock outstanding on June 30, 2008 held by non-affiliates (6,163,832 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the registrant.

The number of shares of the registrant’s common stock outstanding at March 20, 2009 was 8,596,752 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated herein by reference to the registrant’s proxy statement for the 2009 annual meeting of the registrant’s stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

LANGER, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2008

TABLE OF CONTENTS

Forward-looking Statements

This Annual Report on Form10-K contains certain “forward-looking statements” within the meaning of the Federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industry and economies in which we operate and other information that is not historical information. Words or phrases such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These statements reflect our current views about future events based on information currently available and assumptions we make. These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements.

These risks and uncertainties include, among others:

•	Our history of net losses and the possibility of continuing net losses beyond 2008.

•	The current economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products.

•	The risk that any intangibles on our balance sheet may be deemed impaired resulting in substantial write-offs.

•	The risk that we may not be able to raise adequate financing to fund our operations and growth prospects.

•	The cost and expense of complying with government regulations which affect the research, development and formulation of the products.

•	Risks associated with the acquisition and integration of businesses we may acquire.

Accordingly, we advise you to carefully review the information set forth in Item 1A, “Risk Factors”.

We cannot guarantee our future performance nor can we assure you that we will be successful in the implementation of our growth strategy or that any such strategy will result in our future profitability. Our failure to successfully develop new revenue producing products could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. You also should be aware that, other than as required by law, we have no obligation to, and do not intend to, update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report that may cause our actual results or performance to differ from those expressed in the forward-looking statements.

References in this report to “Langer,” “the Company,” “we,” “our,” and “us,” refer to Langer, Inc. and, if so indicated or the context requires, includes our wholly-owned subsidiaries Twincraft, Inc. (“Twincraft”) and Silipos, Inc. (“Silipos”).

PART I

Item 1. Business

Overview

Through our wholly-owned subsidiaries, Twincraft and Silipos, we offer a diverse line of personal care products for the private label retail, medical, and therapeutic markets.  In addition, at Silipos, we design and manufacture high quality gel-based medical products targeting the orthopedic and prosthetic markets.  We sell our medical products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, and international distributors.  We sell our personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets.

Our broad range of gel-based orthopedic and prosthetics products are designed to protect, heal, and provide comfort for the patient.  Our line of personal care products includes bar soap, gel-based therapeutic gloves and socks, scar management products, and other products that are designed to cleanse and moisturize specific areas of the body, often incorporating essential oils, vitamins, and nutrients to improve the appearance and condition of the skin.

Twincraft, a manufacturer of bar soap, focuses on the health and beauty, direct marketing, amenities, and mass market channels, was acquired in January, 2007, and Silipos, which offers gel-based personal care products which moisturize and provide comfort, was acquired in September, 2004.

Operating History:

Prior to 2008, Langer owned a diverse group of subsidiaries and businesses including Twincraft, Silipos, the Langer branded custom orthotics and related products business, Langer UK Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), and Bi-Op Laboratories, Inc. (“Bi-Op”).  In November 2007, we began a study of strategic alternatives available to us with regard to our various operating companies.  During 2008, the Company sold Langer UK, Bi-Op, Regal, and the Langer orthotics business, as further discussed in Note 3 of the accompanying financial statements.

The sales of these businesses generated approximately $7.0 million in cash proceeds, which includes approximately $100,000 received in February 2009, which the Company has deployed in part to purchase its own capital stock in the market and has retained for future needs.  The Company also holds approximately $638,000 in notes receivable.

We believe that along with strengthening our balance sheet through these divestitures, by retaining Twincraft  and Silipos, we have honed our focus on our two largest and most significant businesses.  In addition, during 2008 we streamlined the corporate structure of the Company, significantly reducing general and administrative expenses.  We expect this streamlined and focused organization will enhance our ability to develop and market innovative products.

In addition, our Board has authorized the purchase of up to $6,000,000 of our outstanding common stock.  In connection with this matter, the Company’s senior lender, Wachovia Bank, National Association, has waived, until April 15, 2009, the provisions of the credit facility that would otherwise preclude the Company from making such repurchases.  From January 2008 through March 16, 2009, the Company has purchased 2,907,460 of its common shares at a cost of $2,353,863 (or $0.81 per share) including commissions paid.

Our Addressable Markets

Personal Care

Our personal care products are generally sold in the retail cosmetic marketplace and include soaps, cleansers, toners, moisturizers, exfoliants, and facial masks, and can also include over-the-counter (“OTC”) drug products such as acne soaps.  Many of these products combine traditional moisturizing and cleansing agents with compounds such as retinoids, hydroxy acids, and anti-oxidants that smooth and soothe dry skin, retain water in the outer layer skin cells and help maintain or reinforce the skin’s protective barrier, particularly skin tissue damaged from surgery or injury.

We believe that growth in the personal care market will be driven by an aging population, an increasing number of image-conscious consumers, and the growth and popularity of spas and body/facial treatment centers.

Medical Products

Through Silipos we design, manufacture and market gel-based products focusing on the orthopedic, orthotic, prosthetic, and scar management markets.

Our orthopedic gel-based products include bunion guards, toe spreaders, heel cushions, arch supports and other foot-related products which are marketed through a wide range of international, national, and regional distributors.  We no longer sell directly to health care professionals or submit claims to any federal, state, or private health insurance programs for these products.

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

We believe that growth of the orthopedic and prosthetic markets we target will be driven by the following factors:

•
Aging Population. By 2050, it is estimated that the median age of individuals in highly developed countries will be 45.5 years as compared to a median age of 37.3 years in 2000. With longer life expectancy, expanded insurance coverage, improved technology and devices, and greater mobility, individuals are expected to seek orthopedic services and products more often.

•
Increased Demand for Non-Invasive Procedures. We believe there is growing awareness and clinical acceptance by patients and health care professionals of the benefits of non-invasive solutions, which should continue to drive demand for non-operative rehabilitation products.

•
Technological Sophistication of Orthotic and Prosthetic Devices. In recent years the development of stronger, lighter and cosmetically appealing materials has led to advancements in design technology, driving growth in the orthotic and prosthetic industries. A continuation of this trend should enable the manufacture of new products that provide greater protection and comfort to the users of orthotic and prosthetic devices, and that more closely replicate the function of natural body parts.

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

Growth Strategy

•
Research, Product, and Process Development. Since 2003, we have introduced over 100 new products, including the Dura-gel prosthetic liner in September 2005, which led to an 18% increase in prosthetic product sales in 2006. We also have invested resources in internally developing alternate gel materials and other thermoplastic elastomer materials in partnership with outside parties which we expect to increase our competitiveness.  We are also working on developing a new line of scar management products which utilize our gel based technologies.  These products are designed to compete favorably with scar management treatments that are currently offered in the marketplace.

•
Innovation. Our personal care products group focuses on leveraging the research and development expertise of both Twincraft and Silipos to provide innovative products to our customers.  For example, Twincraft has successfully commercialized the inclusion of a microsphere encapsulant within bar soap that incorporates a time-released delivery of an approved OTC active drug ingredient. Silipos has developed a triglyceride-based (mineral free) gel which is designed to appeal to consumers seeking environmentally-friendly products.  We continuously seek to improve and innovate our gel-based personal care products through the inclusion of various additives, the formulation of our gels for optimal performance given a particular application, and the usage of different components, packaging and product construction to meet the needs of our customers. We believe innovation will be a key to our success in the future.  Our sales strategy includes attempting to “partner” with customers to develop new products and bring them to the market.

•
Strategic Evaluation and Acquisition of Complementary Businesses.  In 2008 we completed the divestitures of our non-core and underperforming businesses, namely Langer UK, the Langer orthotics business, Bi-Op, and Regal.  Moving forward, subject to the availability of financing, we may consider targeted acquisitions in order to gain access to new product groups and customer channels.

Competitive Strengths

Management Team. Our management team has been involved in the acquisition and integration of a substantial number of companies. Our Chairman of the Board of Directors, Warren B. Kanders, brings a track record spanning over 20 years of building public companies through strategic acquisitions to enhance organic growth. W. Gray Hudkins, who became our Chief Operating Officer on October 1, 2004, and our President and Chief Executive Officer on January 1, 2006, brings a strong investment banking background and has been involved in the acquisition and integration of acquired companies prior to joining us, and has played a significant role in the acquisition and the integration of Silipos and Twincraft.  We are also reliant upon the skills and experience of Kathleen P. Bloch, our Chief Financial Officer, Chief Operating Officer and Vice President, as well as Peter A. Asch, the President of Twincraft and of our personal care products division and a member of our Board of Directors.

Strong Base Business.  Our medical products business benefits from a reputation of quality products, and we hold patents and patent applications, as well as quality brands and trademarks.  Our personal care products business benefits from a diverse list of blue chip customers in the health and beauty, direct marketing, amenities and mass market channels, and we believe the combination of Twincraft with our Silipos skincare business offers the possibility of a number of synergistic revenue and expense opportunities.

Strength Across Distribution Channels. We believe we maintain strong relationships across various distribution channels in our two reporting segments. In our medical products group, this means maintaining a network of national, regional, independent and international distributors, medical catalog companies, group purchasing organizations, original equipment manufacturers, specialty retailers, and consumer catalog companies. In our personal care products group, we enjoy strong relationships with customers in a number of sales channels that provide diversification and the ability to pursue growth opportunities in a number of different markets focused on a variety of product types and price points.

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

Customers

Our personal care products are sold in a highly competitive global marketplace which is experiencing increased trade concentration. With the growing trend toward consolidation, we are increasingly dependent on key customers.

Our customers include international, national, and regional distributors.  Our personal care customers include branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets.  We have a diverse customer base, and for the year ended December 31, 2008, no customer accounted for more than 7.1% of our revenues.

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

Medical Products

Our sales, marketing and distribution are managed through a combination of national and regional account managers, field sales representatives, and inside sales representatives who are regionally and nationally based. We utilize international sales and marketing agents and employ representatives in the United Kingdom, Europe, Asia and Australia. We also utilize educational seminars to educate medical professionals about our product offerings.  Our Silipos medical gel products continue to be sold exclusively through medical distributors.  We no longer sell directly to medical professionals or to patients and we do not submit claims to federal, state, or private health care insurance programs.

Manufacturing and Sourcing

Manufacturing

We manufacture gel and gel products in our Niagara Falls, New York facility, including orthotic and prosthetic products, and gel-based personal care skincare products. This manufacturing process includes the molding of the gels into specific shapes and sometimes the application of gels to textiles. Our Niagara Falls facility has obtained ISO 9001 certification, which permits the marketing of our products in certain foreign markets.

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

Competition

Personal Care

Our personal care products are primarily in the skincare segments. Our largest individual competitor in the private label specialty bar soap market is Bradford Soapworks. However, there are a number of other companies that produce bar soap in larger batch sizes for customers that are typically more focused on the mass markets. Other competitive skincare products include lotions, creams, water-based gels, oil-based gels, ointments and other types of products that transmit moisture, vitamins, minerals, and comfort agents to the skin. Personal care also includes categories in which the Company does not currently participate such as oral care, ingestibles, and nutraceuticals, among others. The market for high-end skincare products is dominated by a number of large multinational companies that sell under brands such as Shiseido, LVMH Moet Hennessy Louis Vuitton, Clarins and Revlon. We additionally compete with a number of specialty retailers and catalog companies that focus on the skincare market, such as The Body Shop and L’Occitaine, are vertically integrated and manufacture their own products.

Medical Products

The markets for our medical products are highly competitive, and we compete with a variety of companies ranging from small businesses to large corporations in the foot care, podiatry, orthopedic and prosthetic markets. The markets for off-the-shelf footcare products are dominated by large retail channels.  We also market our products through local shoe stores and medical practitioners’ offices. Included in the markets for off-the-shelf footcare products are participants such as Dr. Scholls, Spenco and ProFoot.

In each of our target markets, the principal competitive factors are product design, innovation and performance, efficiencies of scale, quality of engineering, brand recognition, reputation in the industry, production capability and capacity, and price and customer relations.

Patents and Trademarks

We hold or have the exclusive right to use a variety of patents, trademarks and copyrights in several countries, including the United States. In addition, we have (i) a non-exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated, dated as of November 30, 2001, as amended (the “AEI License”), to manufacture and sell certain products using mineral oil-based gels which are manufactured using certain patents; the license terminates upon the expiration of the patents, which expire between November 16, 2010 and December 3, 2017, and (ii) a license with Gerald Zook effective as of January 1, 1997, to manufacture and sell certain products using mineral oil-based gels under certain patents and know-how in exchange for sales-based royalty payments; the license is exclusive as to certain products and non-exclusive as to other products, and terminates upon expiration of the underlying patents, which expire between June 27, 2006 and March 12, 2013. Other than the AEI License and the Zook license, we believe that none of our active patents or licenses are essential to the successful operation of our business as a whole, although the loss of any patent protection that we have could allow competitors to utilize techniques developed by us or our licensors. We believe our trademarks and trade names, including Silipos™, Explorer Gel Liner™, Siloliner™, DuraGel™, and Silopad™, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse effect on our business. For the year ended December 31, 2008, revenues generated by the products incorporating the technology licensed under the AEI License accounted for approximately 21.3% of our revenues.

As part of the divestiture of the Langer branded custom orthotics business in October 2008, the Company sold its rights to the trademarks used in the custom orthotics business.  The Company also sold its rights to the trade name “Langer” and has agreed to seek a change of its corporate name at its next annual shareholders meeting.

Employees

As of March 1, 2009, we have 261 employees, of which 187 were located in Winooski, Vermont, 65 were located in Niagara Falls, New York, six were located in New York, New York, and three are outside salespeople at various other locations. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

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

International. In many of the foreign countries in which we market our products, we are subject to similar regulatory requirements concerning the marketing of new medical devices. The regulations affect, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The regulation of our products in Europe falls primarily within the European Economic Area, which consists of the fifteen member states of the European Union as well as Iceland, Lichtenstein and Norway. The legislative bodies of the European Union have adopted three directives in order to harmonize national provisions regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices: the Council Directives 90/385/EEC (Actives Implantables Directive); 93/42/EEC (Medical Device Directive); and 98/79/EC (In-Vitro-Diagnostics Directive). The member states of the European Economic Area have implemented the directives into their respective national laws. Medical devices that comply with the essential requirements of the national provisions and the directives will be entitled to bear a CE marking. Unless an exemption applies, only medical devices which bear a CE marking may be marketed within the European Economic Area. There can be no assurance that we will be successful in obtaining CE marks for our products in a timely manner, if at all, which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

In Canada, the Medical Devices Regulations of the Medical Device Bureau, Therapeutic Products Directorate of Health Canada (“TPD”), set out the requirements governing the sale, importation and advertisement of medical devices. The regulations are intended to ensure that medical devices distributed in Canada are both safe and effective. The Canadian medical device classification system is broadly similar to the classification systems in place in the European Union and the United States and is based on a Class I to Class IV risk-based classification system, with Class I being the lowest risk and Class IV being the highest. The TPD has provided a comprehensive set of rules determining the classification of a device, and, ultimately, the responsibility of classification lies with the manufacturer or importer. The TPD has provided a database of common devices and their risk classifications for reference. Devices that are Class II, III and IV are required to have a device license. Class I devices are not so required. Device licenses must be obtained from the TPD before the sale of the device, effectively creating a premarket approval regime for these categories. Many non-invasive devices are classified as Class I devices requiring only an establishment license, while manufacturers of Class II, III and IV devices do not. Effective January 1, 2003, new Canadian regulatory quality systems requirements for medical devices took effect applying established quality standards to all Canadian and foreign manufacturers holding Class II, III and IV medical device licenses, and all Canadian and foreign manufacturers applying for Class II, III and IV medical licenses. These quality system regulations require Class II, III and IV medical devices to be designed and manufactured under CAN/CSA ISO 13485-2003. There are no regulatory quality system requirements for Class I medical devices.

Personal Care Product Regulation

Our personal care products are subject to regulation by the U.S. FDA, FTC, the Consumer Product Safety Commission (the “CPSC”) and various other federal, state, and foreign governmental authorities. Depending upon product claims and formulation, skincare products may be regulated as consumer products, cosmetics, drugs or devices. The Silipos skincare products are primarily regulated as cosmetics, with the exception of the scar management gel sheeting which are medical devices because of their mode of use. Currently 22.2% of the Twincraft business is soap product that is not regulated by the FDA, but by the CPSC as a consumer product. Currently 75.6% of the Twincraft business is beauty soap/cleanser that is regulated by FDA as a cosmetic. Currently 2.2% of the Twincraft business is antimicrobial soap that is regulated by FDA as an OTC drug product.

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

That portion of Twincraft’s business that is subject to the CPSC requirements must comply with new certification requirements under the Consumer Product Safety Improvement Act of 2008 (“CPSIA”).  Under the CPSIA, every manufacturer of a product subject to a consumer product safety rule, or similar rule, ban, standard or regulation, must certify to compliance based on a test of each product or upon a reasonable testing program.  Consumer products labeled for pediatric use (12 and under) may have additional requirements.  While the certification and testing requirements are currently stayed until February 10, 2010, products subject to the CPSC’s jurisdiction must continue to comply with the underlying requirements.  The CPSIA also granted the CPSC significantly enhanced reporting and recall authority.  Failure to comply with CPSC requirements could result in significant penalties and/or fines and could significantly affect our business.

Federal Patient Information Privacy Laws

Numerous state, federal and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of patient health information (“patient information”), including the Health Insurance Portability and Accountability Act of 1996, or HIPAA and its associated regulations (collectively “HIPAA”).  Many of these federal and state laws are more restrictive than, and not preempted by HIPAA, and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing entities subject to these laws to additional expense, adverse publicity and liability.

We do not collect, use, maintain or transmit patient health information protected by these privacy laws, and we are not otherwise currently subject to them.  However, we were subject to them when we owned and operated Regal.  Regal is a covered entity directly subject to these privacy laws.  Moreover, Regal had contractual arrangements with other covered entities that at that time involved the use and disclosure of patient information (called “business associate agreements”).  Any patient information we may have held associated with the operations of Regal, either directly as a covered entity or indirectly as a business associate of another covered entity, was transferred in accordance with applicable law to Regal’s purchaser upon our divestiture of Regal, and we did not retain any patient information.  Any business associate obligations Regal may have had regarding patient information were likewise transferred to Regal’s purchaser.  As a result, we are no longer directly subject to these privacy laws although it is possible we could be found to be liable if a violation of these laws was determined to have occurred, prior to our divestiture of Regal, which could subject us to criminal or civil penalties and fines.

Federal and state consumer laws are also being applied increasingly by the Federal Trade Commission, or FTC, and state attorneys general to regulate the collection, use and disclosure of personal or patient information, through web sites or otherwise, and to regulate the presentation of web site content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access.

Third-Party Reimbursement

Some of our medical products are prescribed by physicians or other health care service providers.  These physicians and providers are eligible for third-party reimbursement, including from federal and state health insurance programs, such as Medicare and Medicaid. An important consideration for our business is whether third-party payment amounts will be adequate, since this is a factor in our customers’ selection of our products. The health care industry is continuing to experience a trend toward cost containment as government and private third-party payers seek to contain reimbursement and utilization rates and to negotiate reduced payment schedules with health care product suppliers. We believe that third-party payers will continue to focus on measures to contain or reduce their costs through managed care and other efforts. These trends may result in a reduction from historical levels in per item revenue received for our products.

Medicare policies are important to our business because some of our products are covered by Medicare and sold to Medicare beneficiaries. Moreover, third-party payers often model their policies after the Medicare program’s coverage and reimbursement policies. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Modernization Act, was enacted. This legislation, among other things, substantially revised the manner in which Medicare covers and pays for items of durable medical equipment and orthotic devices. Among other things, the Modernization Act provided that all Medicare suppliers of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) must meet new supplier quality standards and be accredited by independent accreditation organizations. Our suppliers will be subject to these new quality standards and accreditation requirements. This legislation also provided that certain products would be required to meet specified clinical conditions to qualify for Medicare payment.  The Modernization Act also changed the payment methodology that would apply to certain items of DMEPOS by providing that beginning in 2007, Medicare would begin paying for them through a competitive bidding program instead of the fee schedule payment methodology. Off-the-shelf orthotic devices and other non-Class III devices were originally subject to the competitive bidding program, which was scheduled to begin in ten high population metropolitan statistical areas in 2007, and then be expanded to 70 metropolitan statistical areas in 2009, and additional areas thereafter. Payments in regions not subject to competitive bidding may also be adjusted using payment information from regions subject to competitive bidding.  The Centers for Medicare and Medicaid Services (“CMS”) published final regulations governing the competitive bidding program on April 10, 2007, and ultimately awarded 329 contracts to qualified suppliers of DMEPOS.  Payment pursuant to the competitive bidding program was scheduled to begin on July 1, 2008, in the ten identified competitive bidding areas.

On July 15, 2008, the Medicare Improvements for Patients and Providers Act (“MIPPA”) was enacted.  MIPPA made certain limited changes to the Modernization Act’s competitive bidding program.  First, MIPPA delayed implementation of the competitive bidding program and terminated all of the previously awarded 329 contracts, effective June 30, 2008.  This action effectively reinstated the payment methodology for the competitively bid items and services to the Medicare fee schedule amounts and allowed any enrolled DMEPOS supplier to provide the items and services in accordance with Medicare rules.  Second, MIPPA requires that a second round of competition to select DMEPOS suppliers be conducted to rebid the previously awarded contracts.  This rebid will include the same items and services bid in the first round and in the same geographic areas, with certain limited exceptions.  MIPPA also delays competition for round two of the competitive bidding program from 2009 to 2011 and subsequent competition under the program from 2009 until after 2011.

Certain of our products will be subject to competitive bidding in the markets where we do business although MIPAA excludes off-the-shelf orthotics provided by certain providers, such as hospitals, during a patient admission or on date of discharge.  However, Medicare payment rates for our products will be affected even in markets where competitive bidding is not implemented, thereby affecting revenue for certain of our products.

In recent years, efforts to control Medicare costs have also included the heightened scrutiny of reimbursement codes and payment methodologies. Under Medicare, certain devices used by outpatients are classified using reimbursement codes, which in turn form the basis for each device’s Medicare payment levels. Changes to the reimbursement codes describing our products can result in reduced payment levels or the breadth of products for which reimbursement can be sought under recognized codes.  Reduced Medicare payment levels will affect the price we can charge for our products.

On February 11, 2003, CMS made effective an interim final regulation implementing “inherent reasonableness” authority, which allows the agency and contractors to adjust payment amounts by up to 15% per year for certain items and services when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine a realistic and equitable payment amount. CMS may make a larger adjustment each year if it undertakes prescribed procedures. The agency’s authority to use its inherent reasonableness authority was limited somewhat by the Modernization Act. We do not know what impact inherent reasonableness and competitive bidding would have on us or the reimbursement of our products or the applicability of the inherent reasonableness authority.

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

Fraud and Abuse

We are subject directly and indirectly to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. We believe that our operations are in material compliance with such laws to the extent that such laws apply to us. However, because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be deemed to be in compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

Anti-kickback and Fraud Laws

Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. Health and Human Services (“HHS”) has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure health care providers and other parties that they will not be prosecuted under the Medicare Fraud and Abuse Statute. Although full compliance with these provisions ensures against prosecution under the Medicare Fraud and Abuse Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Medicare Fraud and Abuse Statute will be pursued. The penalties for violating the Medicare Fraud and Abuse Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal health care programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for health care services reimbursed by any source, not only by the Medicare and Medicaid programs.

HIPAA created two new federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any health care benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to HHS and the United States Department of Justice, (“DOJ”) and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General (“OIG”) and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment.

Physician Self-Referral Laws

We are also potentially subject to federal and state physician self-referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per service and possible exclusion from federal health care programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a health care provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

False Claims Laws

Under separate statutes, submission of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federal health care programs and federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,000 and $10,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend against false claim actions, pay fines or be excluded from the Medicare, Medicaid or other federal or state health care programs as a result of an investigation arising out of such action. In addition, the Deficit Reduction Action of 2005 (“DRA”) encourages states to enact state-versions of the False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.

We do not file claims for payment with federal, state or private health insurance programs although we did file claims for payment under such programs on behalf of Regal prior to our divestiture of Regal.  It is therefore possible that we could be found to have violated the False Claims Act, or similar state law, for filing inaccurate claims for services Regal provided during that time.  We are not aware of any pending actions under the False Claims Act or any similar state law or any violation of those laws occurring prior to our divestiture of Regal.

Seasonality

Factors which can result in quarterly variations include the timing and amount of new business generated by us, the timing of new product introductions, our revenue mix, and the competitive and fluctuating economic conditions in the medical and skincare industries.

Inflation

We have in the past been able to increase the prices of our products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses except for soap base pricing which increased dramatically in 2008.  Soap base prices are highly correlated to petroleum prices and soap base prices escalated by more than 80% in 2008 from 2007 prices.  We were unable to fully pass these increases on to our customers.  After peaking in May of 2008, soap base pricing has declined to pre-2008 levels.  Since petroleum has recently been subject to dramatic price volatility, there can be no assurance that Twincraft’s soap base pricing will not increase in the future.

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

For the twelve months ended December 31, 2008 and 2007, the Company had consolidated net losses of $13.6 million and $4.5 million, respectively.  We face the risk that these losses may continue beyond 2008.  In order for us to achieve and maintain consistent profitability from our operations, we must continue to achieve product revenue at or above current levels. We may increase our operating expenses as we attempt to expand our product lines and to the extent we acquire other businesses and products. As a result, we may need to increase our revenues significantly to achieve sustainable profitability. We cannot assure you that we will be able to achieve sustainable profitability. Any such failure could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

A write-off of intangible assets may adversely affect our results of operations.

In the year ended December 30, 2008, we recorded a $2.4 million impairment relating to our Twincraft customer list and a $3.3 million impairment to the goodwill associated with Twincraft.  This impairment was based upon the results of an independent valuation of the Company’s identifiable intangible assets and goodwill at October 1, 2008.  In the year ended December 31, 2007, we recorded a loss of approximately $176,000 associated with the disposal of Langer UK which included an impairment on goodwill allocated of approximately $463,000.  At December 31, 2008, our total assets include intangible assets of $25,977,562, which includes goodwill acquired in connection with prior acquisitions.  We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable in which case a charge to earnings is required.  In the future, we may need to record additional provisions(s) for impairment, and such provisions(s) may be material, which could have a material adverse effect on the market price of our common stock and our financial condition and results of operations.  The current unsettled economic environment increases the likelihood of additional impairments in the future.

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

The growth of our personal care business depends on the success of existing products and services, including the manufacturing capabilities of our Twincraft subsidiary, as well as the successful development and introduction of new products, which face the uncertainty of customer acceptance and reaction from competitors. In addition, our ability to create new products and new manufacturing services, and to sustain existing products and services, is affected by whether we can:

•	develop and fund technological innovations;

•	receive and maintain necessary patent and trademark protection;

•	obtain governmental approvals and registrations of regulated products and manufacturing operations;

•	comply with Food and Drug Administration (FDA), Federal Trade Commission (FTC), Consumer Product Safety Commission, and other governmental regulations; and

•	successfully anticipate consumer needs.

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

Raw and packaging material commodities are subject to wide price variations. Increases in the costs of these commodities and other costs, such as energy costs, may adversely affect the Company’s profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies. Of particular importance is the price of soap base, the largest raw material used in the production of soap, representing over 60% of Twincraft’s raw material purchases for 2008.  Soap base pricing is highly correlated to petroleum prices and soap base escalated by more than 80% in 2008 from 2007 prices.  We were not able to fully pass these price increases on to our customers during 2008 and can provide no assurance that we will be able to do so in the future.  Since petroleum has recently been subject to dramatic price volatility, there can be no assurance that Twincraft’s soap base costs will not increase in the future which would have a negative impact on our gross profit and our net income.

Changes in the requirements of our personal care customers and increasing dependence on key customers may adversely affect our business.

Our personal care products are sold in a highly competitive global marketplace which is experiencing increased trade concentration. With the growing trend toward consolidation, we are increasingly dependent on key customers. They may use their bargaining strength to demand lower prices, higher trade discounts, allowances or slotting fees, which could lead to reduced sales or profitability. We may also be negatively affected by changes in the requirements of our customers, such as inventory de-stocking, and other conditions.

Our business is highly competitive.  If we fail to compete successfully, our sales and operating results may be negatively affected and we may not achieve future growth.

The orthopedic, orthotic, prosthetic, skincare and personal care markets are highly competitive. Certain of our competitors in these markets have more resources and experience, as well as more recognizable trademarks for products similar to those sold by us. In addition, the market for orthopedic devices and related products is characterized by new product development and corresponding obsolescence of existing products. Our competitors may develop new techniques, therapeutic procedures or alternative products that are more effective than our current technology or products or that render our technology or products obsolete or uncompetitive, which could cause a decrease in orders. Such decreases would have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

Our product expansion programs, debt servicing requirements, targeted acquisition strategy, and existing operations will require substantial capital resources.  We cannot assure you that we will be able to generate sufficient operating cash flow or obtain sufficient additional financing to meet these requirements.  In May, 2007, we negotiated and executed a $20 million asset-based lending facility with Wachovia Bank, National Association.   Subsequent amendments to the facility have reduced maximum availability to $12 million. This facility, alone, may not be adequate to supply the amount of capital that may be required in the event of any material acquisition. As of February 28, 2009, our availability under the credit facility was approximately $7.5 million.  Any material acquisition is subject to the approval of Wachovia.  If we do not have adequate resources and cannot obtain additional capital on terms acceptable to us or at all, we may be required to reduce operating costs by altering and delaying our business plan or otherwise radically altering our business practices.  Failure to meet our future capital requirements could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

The amount of NOL carryforwards that we have claimed to date of approximately $13.1 million has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOL or any deductions or losses included in such calculation, and provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS were successful with respect to any challenge in respect of the amount of our NOL, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

Recent turmoil across various sectors of the financial markets may negatively impact the Company’s business, financial condition and/or operating results.

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by disruption in the credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our strategic reevaluation strategy, the ability of our customers and suppliers to continue to operate their businesses, the demand for our products or the ability to obtain future financing which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Our senior lender may have suffered losses related to the weakening economy and may not be able to fund our borrowings.

Our senior lender may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, our senior lender may become insolvent or tighten its lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all.  Our financial condition and results of operations could be adversely affected if we were unable to draw funds under our credit facility because of a lender default or failure to obtain other cost-effective financing.

The current economic downturn could continue to result in a decrease in our future sales, earnings, and liquidity.

Economic conditions have recently deteriorated significantly in the United States, and worldwide, and may remain depressed for the foreseeable future. These conditions have resulted in a decline in our sales and earnings and could continue to impact our sales and earnings in the future. Sales of our products are impacted by downturns in the general economy primarily due to decreased discretionary spending by consumers. The general level of consumer spending is affected by a number of factors, including, among others, general economic conditions, inflation, and consumer confidence, all of which are generally beyond our control. Consumer purchases of our products declines during periods of economic downturn, when disposable income is lower.  The economic downturn also impacts distributors, our primary customers, resulting in the inability of our customers to pay amounts owed to us. In addition, if our retail customers are unable to sell our product or are unable to access credit, they may experience financial difficulties leading to bankruptcies.

Substantially all our assets are pledged to a secured lender.

On May 11, 2007, we entered into a loan and security agreement with Wachovia Bank, National Association, under which we have obtained a credit facility for loans and other financial accommodations of up to a current maximum of $12 million, of which approximately $7.5 million is available as of February 28, 2009.  The amount of funds available to us under the credit facility is based primarily on our levels of eligible accounts receivable and eligible inventory, and as of the date of this report, we do not have any currently outstanding borrowings under the facility. Substantially all our assets, including assets acquired in the future, are pledged to the lender to secure our obligations to the lender. If we draw down funds under the credit facility and are unable to repay the funds when due, or are otherwise in default of the financial covenants and related obligations under the credit facility, the lender would have the right to foreclose upon our assets, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be adversely affected by legal actions or proceedings.

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming Langer, Inc. and Silipos as 2 of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.)  The demand for arbitration alleges that Silipos is in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos.  Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed.   Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice.  Arbitration hearings were held on February 2-6, 2009, at which time Dr. Zook sought almost $1 million in damages and a declaratory judgment with respect to royalty reports.  Post-arbitration briefs are due by the parties by March 23, 2009 and reply briefs are due by March 30, 2009.

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

We rely heavily on our relationships with distributors and their relationships with health care practitioners for marketing our products, and the failure to maintain these relationships could adversely affect our business.

Our marketing success depends largely upon our arrangements with distributors and their expertise and relationships with customers such as podiatrists, orthopedists, orthopedic surgeons, dermatologists, cosmetic and plastic surgeons, occupational and physical rehabilitation professionals, prosthetists, orthotists and other health care professionals in the marketplace. Failure of our products to retain the support of these surgeons and other specialists, or the failure of our products to secure and retain similar support from leading surgeons and other specialists, could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operation.  Our failure to maintain relationships with our distributors for marketing our products, or their failure to maintain relationships with health care professionals, could have an adverse effect on the market price of our common stock and our business, financial condition and results of operations.

We enter into multi-year contracts with customers that can impact our results.

We enter into multi-year contracts with some of our customers which include terms affecting our pricing flexibility.  There can be no assurance that these restraints will not have an adverse impact on our margins and operating income. While we have a diverse customer base, and no customer or distributor constituted more than 7.1% of our consolidated revenues for the year ended December 31, 2008, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on our consolidated results of operations.

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

There are significant risks associated with acquiring and integrating businesses.

An element of our growth strategy may include targeted acquisitions, that is, the acquisition of businesses and assets that will complement our current business or products, increase size, expand our geographic scope of operations, and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets.  Additionally, competition for acquisition opportunities in our industries may escalate which would increase the costs to us of completing acquisitions or prevent us from making acquisitions. An acquisition may also subject the Company to other risks and costs, including:

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

In addition, in connection with our acquisition of Twincraft, Inc. in 2007, we face the risk of incurring potential liabilities of that company which may not be covered by the limited indemnification provisions in the acquisition agreement.

The above risks could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Health care regulations could materially adversely affect the market price of our common stock and our business, financial condition and results of operations.

Our businesses are subject to governmental regulation and supervision in the United States at the federal and state levels and abroad.  These regulations include regulations of the FDA of our medical and personal care products, and other laws and regulations governing our business relationships involved in the marketing of our medical devices, products and services.  When we acquire a new company, we may be subject to certain disclosure, enrollment and other requirements regarding the acquired company’s ongoing operations.  In addition, Twincraft, our soap manufacturing business (which is part of our personal care segment) is also subject to potentially far reaching regulation by the Consumer Product Safety Commission, FDA and FTC, which may require us to alter one or more of our practices to be in compliance with the applicable laws and regulations.  Collectively, our products are actively regulated by various government entities as to their safety and quality, and additional regulatory obligations apply as to our medical products regulated as medical devices and the soap products regulated as OTC drug products.

If we fail to obtain the necessary product approvals or otherwise comply with applicable regulatory requirements, it could result in government authorities taking punitive actions against us, including, among other things, imposing fines and penalties on us or preventing us from manufacturing or selling our products.  In addition, health care fraud and abuse regulations are complex, and even minor or inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated.  In connection with our original acquisition of Regal, we subsequently acquired the membership interests of Regal Medical Supply, LLC, in order to effectuate the original intent of the parties and ensure that its provider numbers and taxpayer identification number were effectively acquired with the Company’s purchase of Regal.  No assurance can be given that the federal government will interpret these requirements, which are often highly technical and subject to interpretation, in the same manner as the Company has, or that regulatory authorities will not question the manner in which Regal was conducted prior to acquisition of the membership interests of Regal Medical Supply, LLC, and subsequent to our divestiture of it.  Any violations of these laws, including those relating to Medicare and Medicaid reimbursement for the period prior to the acquisition of the membership interests of Regal Medical Supply, LLC, or subsequent to our divestiture of it could result in claims for repayment of prior reimbursements or otherwise have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Changes in government and other third-party payer reimbursement levels could adversely affect the revenues and profitability of our medical segment.

Our medical products are sold by us through our network of national, regional, independent and international distributors who sell our products to hospitals, doctors and other health care providers, many of whom are reimbursed for the health care services provided to their patients by third-party payers, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Many of these programs set maximum reimbursement levels for certain of our products sold in the United States. We may be unable to sell our products through our distributors on a profitable basis if third-party payers deny coverage or reduce their current levels of reimbursement, or if our costs of production increase faster than increases in reimbursement levels. The percentage of our products for which a health care provider or ultimate consumer receives reimbursement from Medicare or other insurance programs may increase as the portion of the United States population over age 65 continues to grow, making us more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels could result in reduced private payer reimbursement levels because of indexing of Medicare fee schedules by certain third-party payers. Furthermore, the health care industry is experiencing a trend towards cost containment as government and private insurers seek to contain health care costs by imposing lower reimbursement rates and negotiating reduced contract rates with service providers.

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

Our business is subject to substantial government regulation relating to medical products, personal care products, and services that could have a material adverse effect on our business.

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

Twincraft’s acne soaps are subject to FDA regulation as OTC drug products under the final monograph or regulation for topical antiacne products.  Any deviation from the specific ingredients, labeling requirements, or conditions described in the final monograph or the general drug regulations could misbrand the product and render it an unapproved new drug.  This could result in a variety of enforcement actions against the Company and/or the product as well as the reformulation or relabeling of our products, all of which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

The portion of our personal care products business that involves the sale of soaps as consumer products is subject to substantial government regulation that could have a material adverse effect on our business.

That portion of Twincraft’s business that is subject to the CPSC requirements must comply with new certification requirements under the Consumer Product Safety Improvement Act of 2008 (“CPSIA”).  Under the CPSIA, every manufacturer of a product subject to a consumer product safety rule, or similar rule, ban, standard, or regulation, must certify to compliance based on a test of each product or upon a reasonable testing program.  Consumer products labeled for pediatric use (12 and under) may have additional requirements.  While the certification and testing requirements are currently stayed until February 10, 2010, products subject to the CPSC’s jurisdiction must continue to comply with the underlying requirements.  The CPSIA also granted the CPSC significantly enhanced reporting and recall authority.  Failure to comply with CPSC requirements could result in significant penalties and/or fines and could significantly affect our business.

The development and marketing of new product lines, including any scar management products, is subject to government regulation that could delay the planned launch of such products and could have a material adverse effect on our business.

Any new product lines, including any scar management products, which we may introduce will be subject to government regulation which could affect the research, development and formulation of the products.  In the United States, the products may be subject to regulation by the FDA and FTC and various other federal and state laws and requirements. Overseas, these products may be subject to foreign governmental regulation which may in many respects be similar to the US, but which could vary from country to country.  Depending on product claims and formulations, such products may be regulated as cosmetics, devices, drugs, or combination drug-devices.

There is no assurance that the products will be successfully developed or launched in the current year or at any time in the future or that the FDA or FTC will agree with our characterization of the products as cosmetics or our product claims.  This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, further safety or clinical testing of the products, the submission of information in support of the product claims or the safety of the products, or more punitive action, all of which could have a material adverse effect on our business.

We anticipate developing and launching in subsequent years scar management products which may be regulated as cosmetics, devices, drugs, or combination drug-device products, depending on the product claims and formulations.  Some or all of the products may require extensive clinical testing and regulatory clearance or approval prior to being marketed.  The process of conducting these studies and obtaining the necessary clearances or approvals can be lengthy and expensive and there is no assurance that we will ultimately develop these products or obtain the necessary clearances or approvals for testing or marketing these products.   Once launched, we would be subject to continual oversight and regulation by the FDA, FTC and other regulatory bodies as to product safety, quality and claims.  If regulated as devices, drugs, or combination products, our manufacturing process would be subject to strict regulation.  This regulation includes testing, control and documentation requirements, compliance with the QSR and/or current good manufacturing practice requirements, and FDA inspection.  Delays in the receipt of, or failure to receive necessary approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

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

The FDA, the Consumer Products Safety Commission and foreign regulatory authorities have the authority to request and, in some cases, require the recall of products if they violate the applicable law or pose a risk of injury or gross deception.  Typical reasons for recalls are material deficiencies, design defects or manufacturing defects or consumer complaints which are substantiated by the Consumer Products Safety Commission. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design defects, adulteration, misbranding, or any other incidents related to our medical devices or personal care products, including, but not limited to, adverse event reports, cease and desist communications and any other product liability issues related to our products. Any product recall would divert managerial and financial resources and harm our reputation with customers and our business.

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

Our operations are dependent upon the skill, experience and performance of a relatively small group of key management and technical personnel, including our Chairman, our President and Chief Executive Officer, our Chief Financial Officer and Chief Operating Officer and our head of our personal care business segment. The unexpected loss of the services of one or more of key management and technical personnel could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

Intellectual property litigation relating to our products could also cause our customers or potential customers to defer or limit their purchases of our products, or cause health care professionals, agents and distributors to cease or lessen their support and marketing of our products.

We may not be able to maintain the confidentiality, or assure the protection, of our proprietary technology.

We hold or have the exclusive right to use a variety of patents, trademarks and copyrights in several countries, including the United States that we are dependent on, including patents and patent applications in the U.S. and certain foreign jurisdictions and a number of trademarks for technologies and brands related to our product offerings. The ownership of a patent or an interest in a patent does not always provide significant protection, and the patents and patent applications in which we have an interest may be challenged as to their validity or enforceability. Others may independently develop similar technologies or design around the patented aspects of our technology. Challenges may result in potentially significant harm to our business. We are also dependent upon a variety of methods and technologies that we regard as proprietary trade secrets. In addition, we have (i) a non-exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated (the “AEI License”) dated as of November 30, 2001, as amended, to manufacture and sell certain products using mineral oil based gels under certain patents, during the life of such patents, and (ii) a license with Gerald Zook (the “Zook License”), effective as of January 1, 1997, to manufacture and sell certain products using mineral oil based gels under certain patents and know how, during the life of such patents, in exchange for sales based royalty payments, that is exclusive as to certain products but is non-exclusive as to others.  We believe our trademarks and trade names, including Silipos™, Explorer Gel Liner™, Siloliner™, and Silopad™, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse affect on our business. For the years ended December 31, 2008 and 2007, revenues generated by the products incorporating the technology licensed under the AEI License accounted for approximately 22.4% and 36.4% of our revenues. For the years ended December 31, 2008 and 2007, revenues generated by products covered by the Zook License, as we understand the Zook License, accounted for approximately 4.3% and 8.7% of our revenues. In 2006, Dr. Gerald P. Zook, the licensor of the Zook License, commenced an arbitration proceeding alleging that a broader range of products sold by us are covered by the Zook License and that more license fees are payable by us under the Zook License, but he subsequently discontinued the arbitration against the Company (but not Silipos) with prejudice. See Item 3, “Legal Proceedings.”

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

While a majority of our business is denominated in United States dollars, in 2008 we maintained operations in Canada that required payments in the local currency and payments received from customers for goods sold in foreign countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the United States dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, the value of the U.S. dollar has fallen over the last year relative to the Canadian dollar (which is the principal foreign currency material to our business) causing an increase in our reported revenues when we convert the higher valued foreign currencies into U.S. dollars. If the value of the U.S. dollar were to increase in relation to that currency in the future, there could be a negative effect on the value of our sales in that market when we convert amounts to dollars when we prepare our financial statements. We do not engage in hedging or similar transactions to reduce these risks.

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

Our revenue and operating results have fluctuated and may continue to fluctuate from quarter to quarter due to seasonal factors and for other reasons.  Factors which can result in quarterly variations include the timing and amount of new business generated by us, the timing of new product introductions, product launches into new markets, our revenue mix, acquisitions, the timing of additional selling and general and administrative expenses to support the anticipated growth and development of new business units and the competitive and fluctuating economic conditions in which we operate.

Quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of likely future performance or annual operating results. Reductions in revenues or net income between quarters could result in a decrease in the market price of our common stock.

We may be subject to claims and liabilities with respect to the businesses we previously divested that may result in adverse outcomes to our business.

In 2008, we completed the divestiture of all but our current Silipos and Twincraft businesses.  When we dispose of businesses we are subject to the risk, contractually agreed or otherwise, of certain pre-transaction liabilities.  Although the acquirers generally assumed liabilities relating to those businesses, we may be subject to claims and lawsuits by third parties, including former vendors, employees and consultants of ours, related to actions or inaction by an acquirer. In addition, our divestiture agreements provided customary indemnifications to purchasers of our businesses or assets.  We agreed to indemnify the acquirers against specified losses in connection with the sold businesses.  The divestiture agreement entered into on October 24, 2008, involving the sale by the Company of substantially all of the operating assets and liabilities of the Langer branded custom orthotics and related products business to a third party provided that $475,000 of the purchase price will be held in escrow for up to 12 months to satisfy indemnification claims of the purchaser. While the escrow holdback is expected to be released by October 2009, no assurance can be given that we will ultimately receive amounts held in escrow.

If an acquirer makes an indemnification claim or a third party commences an action against us or an acquirer, we may incur substantial expense and our management may have to devote a substantial amount of time resolving such claims or defending against such actions, which could harm our business, operating results and financial condition. In addition, we may be required to expend substantial resources trying to determine which party has responsibility for a claim, even if we are ultimately found to be not responsible.

In connection with our 2008 divestitures, we will in the future be subject to certain non-competition and non-solicitation restrictions.

      The non-competition and non-solicitation provisions of the agreement we entered into when we disposed of the Langer branded custom orthotics and related products business  provides that for a period of five years after the closing of the sale (October 24, 2008), neither we nor any of our affiliates are permitted: (i) to engage in any business  that competes with the business of producing and selling high-quality custom orthodic devices, ankle and foot orthodics and prefabricated foot products for the long-term care, orthopedic, orthotic and prosthetic markets,  (ii) to own, be employed by, provide financing to, consult with or otherwise render services to any person who is engaged in such business (with certain exceptions); and (iii) to solicit or induce any employee, distributor, sales representative, agent or contract of the purchaser or any of its affiliates to terminate his or its employment or other relationship with the purchaser or any of its affiliates.

In connection with the sale of Regal, the Company agreed that for a period of three years following the sale (June 11, 2008), the Company would not compete with Regal by engaging in any business providing contracture management services in the long-term care market and rehabilitation settings by assisting facility personnel in product selection, product fitting and billing services; provided, however, that such restrictions shall not be applicable to any successor in interest to all or any portion of the Company’s medical products and/or personal care products segments as described in the Company’s Form 10-K for the year ended December 31, 2007.

In addition, in connection with our sale of Langer UK, the Company has agreed that for a period of two years following the sale ( January 18, 2008), the Company will not engage in the sale of custom orthotics and lower limb braces in the United Kingdom, Europe, Africa and Israel.

The non-competition and non-solicitation prohibitions will restrict the business opportunities available to us in the future.

Risks Related to Our Common Stock

One stockholder has the ability to significantly influence the election of our directors and the outcome of corporate action requiring stockholder approval.

As of March 20, 2009, Warren B. Kanders, our Chairman of the Board of Directors, in his capacity as sole manager and voting member of Langer Partners, LLC (“Langer Partners”) and the sole stockholder of Kanders & Company, Inc., may be deemed to be the beneficial owner of  2,041,856 shares, or approximately 23.8% of our outstanding common stock. (This amount does not include options which if exercised would provide 615,000 additional shares of common stock and restricted stock awards of 500,000 shares, which presently will vest only if and when the Company has earnings before interest, taxes, depreciation and amortization of at least $10,000,000 in any period of four consecutive fiscal quarters, commencing with the quarter beginning January 1, 2007, 1,126,199 shares issuable upon conversion of the 5% convertible notes, and 15,000 shares associated with unexercised warrants). As of March 24, 2009, current executive officers and directors, including Mr. Kanders, beneficially own an aggregate of 2,960,741 shares (excluding the options and restricted stock awards, shares issuable upon conversion of the 5% convertible notes, and shares associated with unexercised warrants referenced above) or approximately 34.4% of our outstanding common stock. Consequently, Mr. Kanders, acting alone or together with our other officers and directors, has the ability to significantly influence all matters requiring stockholder approval, including the election of our directors and the outcome of corporate actions requiring stockholder approval, such as a change in control.

The price of our common stock has been and is expected to continue to be volatile, which could affect a stockholder’s return on investment.

There has been significant volatility in the stock market and in particular in the market price and trading volume of securities, which has often been unrelated to the performance of the companies. The market price of our common stock has been subject to significant fluctuations, and we expect it to continue to be subject to such fluctuations for the foreseeable future. We believe the reasons for these fluctuations include, in addition to general market volatility, the relatively thin level of trading in our stock, and the relatively low public float.  Therefore, variations in financial results, announcements of material events, technological innovations or new products by us or our competitors, our quarterly operating results, changes in general conditions in the economy or the health care industry, other developments affecting us or our competitors or general price and volume fluctuations in the market are among the many factors that could cause the market price of our common stock to fluctuate substantially.

Shares of our common stock have been thinly traded in the past.

The trading volume of our common stock has not been significant, and there may not be an active trading market for our common stock in the future. As a result of the thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.  Although our common stock is currently traded on the NASDAQ Global Market, we cannot provide any assurance that our common stock will continue to be listed on the NASDAQ Global Market.

If our shares of common stock are removed from listing on the NASDAQ Global Market, our stock price and business opportunities may be adversely affected.

Our common stock is currently listed on the NASDAQ Global Market.  To continue to be listed on the NASDAQ Global Market, we must continue to satisfy certain “continued listing criteria,” including a minimum stock price of $1.00, minimum market value of our listed shares of not less than $5,000,000, minimum of 400 shareholders holding at least 100 shares, and a minimum of at least 2 registered market makers, and a majority of our directors must be “independent” as defined in the NASDAQ rules.  At the present time, we satisfy the requirement with respect to independent directors.  On October 3, 2008, we received two deficiency letters from the NASDAQ Stock Market Listing Qualifications Department notifying us that for the past 30 consecutive business days, our common stock had; (i) closed below the $1.00 per share minimum bid price as required by NASDAQ Marketplace Rule 4450(a)(5) and (ii) not maintained a minimum market value of publicity held shares of $5,000,000 as required by NASDAQ Marketplace Rule 4450(a)(2).

In accordance with the NASDAQ Marketplace Rules, we were provided (i) 90 calendar days, or until January 2, 2009, to regain compliance with the $5 million minimum market value requirement; and (ii) 180 calendar days, or until April 1, 2009, to regain compliance with the minimum $1 price per share requirement. On October 22, 2008, we received notice from NASDAQ that we will have until April 7, 2009 to regain compliance with the $5 million minimum market value requirement and until July 6, 2009 to regain compliance with the minimum $1 price per share requirement. On March 24, 2009, we received a notice from NASDAQ that it is suspending enforcement of the market value and the minimum bid price requirements until July 20, 2009 and will inform the Company of the new compliance period and specific dates by which it must regain compliance with these requirements. There can be no guarantee that the Company will be able to regain compliance with these NASDAQ continued listing requirements.

If our common stock does not regain compliance with these continued listing requirements, NASDAQ will provide us with written notification that our common stock will be delisted, after which we may appeal the staff determination to the NASDAQ Listing Qualifications Panel if we so choose.  If our common stock were delisted, the delisting may have an adverse impact on the price of our shares of common stock, the volatility of the price of our shares, and/or the liquidity of an investment in our shares of common stock.

We may issue a substantial amount of our common stock in the future which could cause dilution to investors and otherwise adversely affect our stock price.

A key element of our compensation strategy is to base a portion of the compensation payable to management and our directors on restricted stock awards and other equity-based compensation, to align the interests of directors and management with the interests of the stockholders. In 2007, we have issued restricted stock awards for an aggregate of 955,000 shares to 8 officers and directors, of which restricted stock awards for 872,500 shares to 6 officers and directors remain.  These awards will vest if and when the Company achieves certain financial and operating targets or, in some cases, upon a change of control. None of the restricted stock awards granted in 2007 is presently vested.

We may also issue additional shares of common stock as consideration for any acquisitions we consummate. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, stockholders’ interest may be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock than other investors, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes.

In January and May, 2007, we issued an aggregate of 1,068,356 shares of our common stock as part of the consideration we paid for the Twincraft acquisition, and we may issue additional shares in 2009 if Twincraft achieves certain performance targets which entitle the sellers of Twincraft to additional consideration. We also issued 333,483 shares in connection with the Regal acquisition in 2007.

We have a significant amount of convertible indebtedness outstanding and may issue a substantial amount of our common stock in connection with these and other outstanding securities and in connection with future acquisitions and our growth plans; any such issuances of additional shares could adversely affect our stock price.

On December 8, 2006, we sold $28,880,000 of our 5% Convertible Notes in a private placement. At the date of issuance, the 5% Convertible Notes were convertible into 6,080,000 shares of our common stock at a conversion price of $4.75 per share. As a result of the anti-dilution provisions of the 5% Convertible Notes and the issuance of 1,068,356 shares of common stock in the Twincraft acquisition and 333,483 shares in the Regal acquisition, the 5% Convertible Notes are now convertible into 6,195,165 shares of our common stock, at a conversion price, as adjusted, of $4.6617 per share, subject to further adjustment in certain circumstances. The conversion of the 5% Convertible Notes could result in dilution in the value of the shares of our outstanding stock and the voting power represented thereby. The effect of the conversion of all of our outstanding 5% Convertible Notes would be to increase outstanding shares and dilute current shareholders by approximately 41.9% at March 20, 2009. In addition, the conversion price of our 5% Convertible Notes may be lowered under the conversion price adjustment provisions of the notes in certain circumstances, including if we issue common stock at a net price per share less than the conversion price then in effect or if we issue rights, warrants or options entitling the recipients to subscribe for or purchase shares of our common stock at a price per share less than the conversion price (after taking into account any consideration we received for such rights, warrants or options). A reduction in the conversion price would result in an increase in the number of shares issuable upon the conversion of our 5% Convertible Notes. We also have a significant number of stock options and warrants outstanding, and restricted stock awards which would vest if we achieve certain performance targets. Effective January 1, 2009, the Company adopted EITF 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” and will mark to market the conversion feature in future reporting periods which may result in more volatility in operating results.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We are headquartered and have sales offices in New York, New York and operate manufacturing facilities in Niagara Falls, New York, and Winooski, Vermont.  The following table sets forth information about our real properties where our manufacturing, warehouse, sales and office space are located:

Location	Use	2008 Annual Rent	Owned/ Leased	Lease Termination Date		Size (Square Feet)

Niagara Falls, New York	Manufacturing and distribution	$432,511	Leased	May 31, 2018	(1)	40,000
Niagara Falls, New York	Manufacturing	$32,632	Leased	January 31, 2010	(2)	5,250
New York, New York	Corporate headquarters and sales	$117,112	Leased	June 30, 2009	(3)	4,902
King of Prussia, Pennsylvania	Vacant	$96,310	Leased	December 31, 2012	(4)	24,000
Winooski, Vermont	Manufacturing and distribution	$444,958	Leased	January 22, 2014	(5)	90,500
Essex, Vermont	Distribution and warehousing	$303,600	Leased	October 1, 2010	(5)	80,100

(1)	The rent increases each year throughout the lease.
(2)	The lease was renewed to January 31, 2010.
(3)	Management expects to lease comparable space upon lease expiration.
(4)	Formerly Regal Medical Supply, LLC’s sales and administration offices; it is anticipated that the property will be sublet.
(5)	Twincraft business that was acquired in January 2007.

We believe that our manufacturing, warehouse and office facilities are suitable and adequate and afford sufficient capacity for our current and reasonably foreseeable future needs. We believe we have adequate insurance coverage for our properties and their contents.

Item 3. Legal Proceedings

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as two of the 16 respondents. (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.) The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos. Silipos has paid royalties to Dr. Zook, but Dr. Zook claims that greater royalties are owed.  Silipos vigorously disputes any liability and contests his theory of damages. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. Arbitration hearings were conducted on February 2-6, 2009, at which time Dr. Zook sought almost $1 million in damages and a declaratory judgment with respect to royalty reports.  Post-arbitration briefs are due by March 23, 2009 and reply briefs by March 30, 2009.

On or about February 13, 2006, Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006, alleged that he was terminated by Silipos without cause and, therefore, was entitled, pursuant to his employment agreement, to a severance payment of two years’ base salary. On or about February 23, 2006, Silipos commenced action in New York State Supreme Court, New York County, against Mr. Bickel seeking, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that he voluntarily resigned his employment with Silipos. Silipos also sought compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaints and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. On August 8, 2006, the Court determined that the restrictive covenant was enforceable against Mr. Bickel for the duration of its term (which expired on January 11, 2007) to the extent of prohibiting Mr. Bickel from soliciting certain key customers of the Company with whom he had worked during his employment with the Company. The Company has withdrawn, without prejudice, its claims for compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortuous interference with business relations. On October 12, 2007, the court issued an opinion and order dismissing all of Mr. Bickel’s claims against Silipos, denying Mr. Bickel’s motion to dismiss the remaining claims of Silipos against him, and allowing Silipos to proceed with its claims against Mr. Bickel for breach of fiduciary duty and disloyalty. The case was settled in April 2008 by an agreement that the Company would drop its remaining claims against Mr. Bickel in return for him foregoing any right to appeal the court decision in favor of the Company.

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

The last reported sale price on March 20, 2009, was $0.20. On such date, there were approximately 171 holders of record of our common stock. This figure excludes all owners whose stock is held beneficially or in “street” name.

Year ended December 31, 2009	High	Low

First Quarter (January 1-March 20)	$0.75	$0.16

Year ended December 31, 2008	High	Low

First Quarter	$2.95	$1.70
Second Quarter	$2.07	$.79
Third Quarter	$1.40	$.56
Fourth Quarter	$1.00	$.27

Year ended December 31, 2007	High	Low

First Quarter	$6.24	$3.76
Second Quarter	$6.00	$4.62
Third Quarter	$6.00	$4.52
Fourth Quarter	$5.18	$2.00

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding the Company’s purchases of outstanding common stock during the quarter ended December 31, 2008.

Period	(a) Total number of shares (or units purchased)		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 to October 31, 2008	—		$—	—	$4,720,244	(1)
November 1 to November 30, 2008	1,621,589	(2)	0.53	1,621,589	3,868,344
December 1 to December 30, 2008	267,207	(2)	0.52	267,207	3,729,493
Total	1,888,796		$0.52	1,888,796

(1)
On April 16, 2008, the Company announced that it had entered into an amendment of its credit facility with its lender, Wachovia Bank, which, among other things, increased the amount of common stock that the Company is permitted to repurchase from $2,000,000 to $6,000,000 and extends the period during which the Company may carry out such purchases to April 15, 2009.

(2)	These shares were purchased in the open market.

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

Overview

Through our wholly-owned subsidiaries, Twincraft and Silipos, we offer a diverse line of personal care products for the private label retail, medical, and therapeutic markets.  In addition, at Silipos, we design and manufacture high quality gel-based medical products targeting the orthopedic and prosthetic markets.  We sell our medical products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, and international distributors.  We sell our personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets.

Our broad range of gel-based orthopedic and prosthetics products are designed to protect, heal, and provide comfort for the patient.  Our line of personal care products includes bar soap, gel-based therapeutic gloves and socks, scar management products, and other products that are designed to cleanse and moisturize specific areas of the body, often incorporating essential oils, vitamins, and nutrients to improve the appearance and condition of the skin.

Twincraft, a manufacturer of bar soap, focuses on the health and beauty, direct marketing, amenities, and mass market channels, was acquired in January, 2007, and Silipos, which offers gel-based personal care products which moisturize and provide comfort, was acquired in September, 2004.

Recent Developments:

Operating History:

Prior to 2008, Langer owned a diverse group of subsidiaries and businesses including Twincraft, Silipos, the Langer branded custom orthotics and related products business, Langer UK Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), and Bi-Op Laboratories, Inc. (“Bi-Op”).  In November 2007, we began a study of strategic alternatives available to us with regard to our various operating companies.  During 2008, the Company sold Langer UK, Bi-Op, Regal, and the Langer orthotics business, as further discussed in Note 3 of the accompanying financial statements.

The sales of these businesses generated approximately $7.0 million in cash proceeds, which includes approximately $100,000 received in February 2009, which the Company has deployed in part to purchase its own capital stock in the market and has retained for future needs.  The Company also holds approximately $638,000 in notes receivable.

We believe that along with strengthening our balance sheet through these divestitures, by retaining Twincraft and Silipos, we have honed our focus on our two largest and most significant businesses.  In addition, during 2008 we streamlined the corporate structure of the Company, significantly reducing general and administrative expenses.  We expect this streamlined and focused organization will enhance our ability to develop and market innovative products.

In addition, our Board has authorized the purchase of up to $6,000,000 of our outstanding common stock.  In connection with this matter, the Company’s senior lender, Wachovia Bank, National Association, has waived, until April 15, 2009, the provisions of the credit facility that would otherwise preclude the Company from making such repurchases.  From January 2008 through March 16, 2009, the Company has purchased 2,907,460 of its common shares at a cost of $2,353,863 (or $0.81 per share) including commissions paid.

Receipt of NASDAQ Deficiency Letters

On October 3, 2008, the Company received two deficiency letters from the NASDAQ Stock Market (“NASDAQ”) Listing Qualifications Department notifying the Company that for the past 30 consecutive business days, its common stock had: (i) closed below the $1 per share minimum bid price as required by NASDAQ Marketplace Rule 4450(a)(5) and (ii) not maintained a minimum market value of publicly held shares of $5,000,000 as required by NASDAQ Marketplace Rule 4450(a)(2).

On October 22, 2008, the Company received notification that as of October 16, 2008, NASDAQ due to recent extraordinary market conditions, has suspended, for a three month period, the enforcement of the rules requiring listed companies to maintain a minimum $1.00 per share closing bid price and a $5 million minimum market value of publicly held shares. On March 24, 2009, we received a notice from NASDAQ that it is suspending enforcement of the market value and the minimum bid price requirements until July 20, 2009 and will inform the Company of the new compliance period and specific dates by which it must regain compliance with these requirements.

There can be no guarantee that the Company will be able to regain compliance with these NASDAQ continued listing requirements.

Our Products and Markets:

We currently operate in two segments, medical products and personal care products.  The operations of Twincraft are included in the personal care segment, and the personal care products of Silipos are also included in this segment.  The other segment is the medical products segment which includes the medical, orthopedic and prosthetic gel-based products of Silipos.

For the year ended December 31, 2008, our personal care segment represented 79.0% of our total revenue, compared to 78.4% of total revenues for the year ended December 31, 2007.  Our medical products segment’s revenue, on the other hand, represented 21.0% of total revenues for the year ended December 31, 2008, as compared to 21.6% of our total revenue for the year ended December 31, 2007.

We market our medical products directly to international, national and regional wholesale distributors.  We sell our personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies and companies that service various amenities markets.

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

For each of the years ended December 31, 2008 and 2007, we derived approximately 85.7% and 87.0% of our revenue from North America, and approximately 14.3% and 13.0% of our revenue from outside North America. Of our revenue derived from North America for the years ended December 31, 2008 and 2007, approximately 95.2% and approximately 94.4%, respectively, was generated in the United States and approximately 4.8% and 5.6% respectively, was generated from Canada.

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

Accounting Estimates. We believe the most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates associated with our reserves with respect to collectibility of accounts receivable, allowances for sales returns, inventory valuations, valuation allowance for deferred tax assets and impairment of goodwill and identifiable intangible assets. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Revenue Recognition. Revenue from the sale of our products is recognized upon shipment. We generally do not have any post-shipment obligations to customers other than for limited product warranties.  Revenue from shipping and handling fees is included in net sales in the consolidated statements of operations. Costs incurred for shipping and handling is included in the cost of sales in the consolidated statements of operations.

Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method.  As prescribed under FAS 142 “Goodwill and Other Intangible Assets,” we test annually for possible impairment to goodwill and our indefinite lived tradename. We perform our test as of October 1st each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future growth and profitability at each of our reporting units.  Our definite lived intangible assets are tested under FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” when impairment indicators are present.  An undiscounted model is used to determine if the carrying value of the asset is recoverable.  If not, a discounted analysis is done to determine the fair value.  We engage a valuation analysis expert to prepare the models and calculations used to perform the tests, and we provide them with estimates regarding our reporting units’ expected growth and performance for future years.

Changes in the assumptions used could materially impact our fair value estimates. Assumptions critical to our fair value estimates are:  (i) discount rate used to derive the present value factors used in determining the fair value of the reporting units and trademarks and customer lists, (ii) royalty rates used in our trademark valuations; (iii) projected average revenue growth rates used in the reporting unit and trademark and customer list models; and (iv) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.

The following table shows the range of assumptions we used to derive our fair value estimates and the hypothetical additional impairment charge for goodwill, trademarks, and customer lists resulting from a one percentage point unfavorable change in each of our fair value assumptions:

Assumptions Used	Goodwill	Trademarks	Customer List
Discount rate	9.9-11.0%	18.0-19.0%	12.0%
Royalty Rate	N/A	2.0-4.0%	N/A
Average revenue growth rates	4.0-5.0%	3.5-4.0%	4.7%
Long-term growth rates	3.5-5.0%	3.5-4.0%	3.5%

Effect of one percentage point unfavorable	(in thousands)
change in:	Goodwill	Trademarks	Customer List
Discount rate	$1,945	$—	$1,124
Royalty rate	—	1,148	—
Average revenue growth rates	4,092	—	163
Long-term growth rates	1,792	—	1

The 2008 goodwill charge of $3.3 million resulting from the goodwill impairment was primarily the result of lower projected gross margins at our Twincraft reporting unit.  At December 31, 2008, after the impairment charge, we had goodwill remaining of approximately $15,898,000 for all three reporting units.

The 2008 impairment charge to identifiable intangible assets of $2.4 million relates to the customer list of our Twincraft reporting unit, which was primarily the result of a decrease in the revenue derived from repeat customers.  The financial models do not consider the Company’s ability to replace lost customers with new customers.  At December 31, 2008, after the impairment charge, we had identifiable intangible assets of approximately $10,079,000.

As indicated above, the method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time.  The Company will continue to monitor the expected future cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets.  Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

As of October 1, 2008, the Company’s testing date, the Company’s market capitalization was approximately $7,453,000, which is substantially lower than the Company’s estimated combined fair values of its three reporting units. The Company’s market capitalization at December 31, 2008 was $7,242,000 which changed from October 1, 2008 as a result of share repurchases in the fourth quarter offset by an increase in the stock price. The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units to its market value (based upon its stock price at October 1, 2008, the Company’s annual testing date), which included the quantification of a controlling interest premium.  The Company has $28.6 million of convertible notes at the corporate level that are not allocated to the operating units.  This was done because this financing was raised for corporate strategic alternatives and not to fund the operations of the individual reporting units. In addition, the Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:

•	The Company’s stock is thinly traded;
•	The decline in the Company’s stock price during 2008 is not correlated to a change in the overall operating performance of the Company; and
•	Previously unseen pressures are in place given the global financial and economic crisis.

Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (35.0% as of December 31, 2008 and 48.1% as of December 31, 2007) of our total assets.  Goodwill and identifiable intangible assets, net, at December 31, 2008 were approximately $15,898,000 and $10,079,000, respectively.  Goodwill and identifiable intangible assets, net, at December 31, 2007 were approximately $21,956,000 and approximately $13,624,000, respectively.

During the year ended December 31, 2008, identifiable intangible assets decreased by approximately $3,545,000 which was due to an impairment charge of approximately $2,400,000 on the Twincraft customer list and amortization of other intangibles of approximately $1,145,000 during the year.

During the year ended December 31, 2008, goodwill decreased by approximately $6,058,000. This decrease was attributable to the impairment charge of $3,300,000 related to Twincraft, approximately $809,000 allocated to Bi-Op, approximately $1,672,000 allocated to the Langer branded orthotics and related products business, and $1,278,000 allocated to Regal, offset by $1,000,000 in additional goodwill generated due to the $1,000,000 payment of escrow funds to Twincraft.  Bi-Op, the Langer branded orthotics and related products business and Regal were sold in 2008.  In December 2007, the Company recorded an impairment of approximately $463,000 related to the allocated portion of goodwill related to Langer UK as a result of the net loss associated with the sale of Langer UK in January 2008.  Such impairment is included in loss from operations of discontinued subsidiary.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts was 3.0% of accounts receivable at December 31, 2008, compared to 6.5% of accounts receivable at December 31, 2007. Management believes that the overall allowance, as a percentage of accounts receivable at December 31, 2008 is appropriate based upon the consolidated collection and write-off history as well as the average age of the consolidated accounts receivable. During the year ended December 31, 2008, we increased the reserve by approximately $353,000 and wrote off, net of recoveries, approximately $585,000 against the allowance. As of December 31, 2008, the allowance for doubtful accounts was approximately $172,000.  If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.  For the year ended December 31, 2007, we added approximately $140,000 and wrote off, net of recoveries, approximately $164,000.

Inventory Reserve. During the year ended December 31, 2008, we added approximately $113,000 of additional reserves and wrote off approximately $291,000 in excess or obsolete inventory, which was disposed of during the year. During 2008, we reviewed our inventory levels and aging relative to current and expected usage and determined the requirement for additions to the reserve. The inventory reserve for obsolete inventory at December 31, 2008 was approximately $610,000. During the year ended December 31, 2007, we added approximately $616,000 of additional reserves and wrote off approximately $389,000 in excess or obsolete inventory which was disposed of during the year.  The reserve for obsolete inventory was approximately $788,000 at December 31, 2007.  If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory.

Inventory write-downs represent the estimated loss of value of certain slow-moving inventory or inventory that has been damaged or spoiled. Inventory usage is analyzed using turnover analysis, and an allowance for obsolescence is provided when inventory quantity exceeds its normal cycle. The percentage of allowance is based upon actual usage, historical data and experience. Most of these reserves are associated with raw materials used in the fabrication process and either represent items no longer utilized in the process or significant excess inventory. Inventory for which a reserve has been provided was approximately $609,000 and approximately $789,000, on an original cost basis, at December 31, 2008 and 2007, respectively. Certain of the raw material inventory for which a reserve was provided have subsequently been used in fabrication, with the related reserve being reversed. However, we re-evaluate the reserve as of the end of each reporting period based upon the age of the existing inventory and the usage analysis.

Valuation Allowance—Deferred Tax Assets.  During the year ended December 31, 2008, the valuation allowance was increased by approximately $2,300,000 to approximately $5,103,000 to reserve for various income tax benefits which may not be realized.  During 2007, the valuation allowance was decreased by approximately $3,959,000 to approximately $2,759,000.  The acquisition of Twincraft during 2007 resulted in approximately $5,557,000 of deferred tax liabilities being provided as a result of the carrying value of fixed assets and identifiable intangibles for financial reporting purposes exceeding the related tax basis of such assets.  These deferred tax liabilities resulted in a corresponding reduction to the tax valuation allowance relating to the Company’s net deferred tax assets.  In addition, the valuation allowance was increased by approximately $1,417,000 to reserve a corresponding amount of income tax benefits which more likely than not will not be realized.  In 2008, a corresponding reduction in deferred tax liabilities and valuation allowance was made as a result of the impairment at Twincraft.

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

Results of Operations

The following table presents selected consolidated statements of operations data as a percentage of net sales:

	2008	2007
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	71.0	65.3
Gross Profit	29.0	34.7
Selling expenses	11.6	12.4
General and administrative expenses	21.8	25.0
Research and development expenses	2.2	2.0
Provision for impairment of intangible assets	12.7	—
Operating (loss) income	(19.3)	(4.7)
Other income (expense):
Interest income	0.1	0.5
Interest expense	(5.0)	(5.1)
Other income (expense)	—	—
Other expense, net	(4.9)	(4.6)
Loss from continuing operations before income taxes	(24.2)	(9.3)
Provision for (benefit from) income taxes	—	(0.3)
Net loss from continuing operations	(24.2)	(9.6)
Discontinued operations:
Income (loss) from operations of discontinued subsidiary	(6.2)	(0.7)
Income tax benefit (provision)	0.9	(0.3)
Loss from discontinued operations	(5.3)	(1.0)
Net loss	(29.5)%	(10.6)%

Years Ended December 31, 2008 and 2007

During 2008, the Company sold all of the outstanding stock of Langer UK, sold our entire membership interest in Regal, and sold all of the outstanding stock of Bi-Op. In addition, on October 24, 2008, we sold substantially all of the operating assets and liabilities of the Langer custom branded orthotics business (“Langer Branded Orthotics”). The assets and liabilities of Langer UK, Regal, Bi-Op and Langer branded orthotics are reflected as held for sale at December 31, 2007. The results of operations of Langer UK, Regal, Bi-Op, and Langer Branded Orthotics are reflected as discontinued operations in the consolidated statements of operations for the years ended December 31, 2008 and 2007.

Net loss from continuing operations for the year ended December 31, 2008 was approximately $11,308,000 or $(1.06) per share on a fully diluted basis, compared to a net loss from continuing operations for the year ended December 31, 2007 of approximately $4,108,000 or $(.36) per share on a fully diluted basis. The increase in the loss from continuing operations was primarily due to the $5,700,000 impairment charge related to the Company’s goodwill and intangible assets.  Other factors contributing to the decrease in income from continuing operations were a decrease in gross profit of approximately $1,739,000, a decrease of approximately $150,000 in interest income, and an increase in the provision for income taxes of approximately $294,000, which are more fully discussed below.

The consolidated statement of operations includes losses arising from the sale of two subsidiaries, Regal, Bi-Op, and the sale of the Langer Branded Orthotics business, which are classified as discontinued operations. In 2008, we recorded a net loss related to the sale of Regal of approximately $1,930,000 which includes transaction costs of approximately $70,000 and goodwill of $1,278,000.  Losses from operations through the date of sale of May 31, 2008, of approximately $243,000 and a loss associated with the leased premises of approximately $175,000 are also included in discontinued operations. The Company also recorded a net loss before income tax benefit on the sale of Bi-Op of approximately $660,000, which includes transaction costs of approximately $335,000 and goodwill of $809,000.  In addition we recorded losses from operations of Bi-Op of approximately $7,000. In addition, discontinued operations for 2008 includes approximately $269,000 representing the operating income of the Langer custom branded orthotics business which was sold on October 24, 2008. The loss on the sale of these assets and liabilities was approximately $180,000, which included transaction costs of approximately $565,000 and goodwill of $1,672,000.

In January 2008, the Company sold Langer UK, and therefore has reclassified the operating activities of this business as discounted operations as of December 31, 2007.  In addition, in 2007, we included in discontinued operations the loss of approximately $176,000 associated with the disposal of Langer UK.  The loss associated with disposal of Langer UK is based upon the selling price of approximately $1,155,000 less net assets sold of approximately $742,000, transaction costs of approximately $126,000, and goodwill allocated to Langer UK of approximately $463,000.

Net sales for the year ended December 31, 2008 were approximately $45,061,000, compared to approximately $42,753,000 for the year ended December 31, 2007, an increase of approximately $2,308,000, or 5.4%.  The principal reasons for the increase were the increase in net sales of approximately $4,089,000 generated by Twincraft, offset by a decrease in net sales of approximately $1,781,000 by Silipos. Twincraft was acquired on January 23, 2007, and its sales for the first 23 days of 2007 of approximately $1,645,000 were not included in the Company’s sales for the year ended December 31, 2007, a factor that contributed to the increase in Twincraft’s net sales for 2008.

Net sales of medical products were approximately $9,481,000 in 2008, compared to approximately $9,245,000 in 2007, an increase of approximately $236,000 or 2.6%.  This increase is due to an increase in net sales of approximately $1,007,000 due to an increase in shipments from one large distributor of Silipos’ branded medical products which is offset by reductions in sales to smaller distributors which are primarily as a result of competitive pressures.

The Company generated net sales of approximately $35,580,000 in our personal care segment in the year ended December 31, 2008, compared to approximately $33,508,000 in the year ended December 31, 2007, an increase of approximately $2,072,000, or 6.2%.  This increase is attributable to an increase in sales at Twincraft of approximately $4,089,000, offset by a decrease in net sales of Silipos’ personal care products of approximately $2,017,000. The increase in sales at Twincraft relate to the sales for the first 23 days of 2007 as discussed above and an increase in amenity product sales. The decrease in Silipos’ personal care sales relate to a softening in the market for discretionary care products due to the economic slowdown, as well as the discriminatory buying patterns of retail customers, which can be volatile from quarter to quarter.

Cost of sales, on a consolidated basis, increased approximately $4,048,000, or 14.5%, to approximately $31,982,000 for the year ended December 31, 2008, compared to approximately $27,934,000 for the year ended December 31, 2007.  Approximately $1,508,000 of this increase is a result of increases in net sales of 5.1% when comparing the year ended December 31, 2008 to the year ended December 31, 2007. The remaining increase is primarily attributable to raw material price increases at Twincraft along with a shift in the mix of revenues to amenities which are generally associated with higher costs of goods sold and lower gross margins. The increases in material cost are primarily related to the price of soap base, which represents the largest component of Twincraft’s total material costs.

Cost of sales in the medical products segment were approximately $4,684,000, or 49.4% of medical products net sales in the year ended December 31, 2008, compared to approximately $4,159,000 or 45.0% of medical products net sales in the year ended December 31, 2007.  The increase in the cost of sales of Silipos branded medical products is primarily due to the increases in certain raw materials when comparing the same periods.

Cost of sales for the personal care products were approximately $27,298,000, or 76.7% of net sales of personal care products of approximately $35,580,000 in the year ended December 31, 2008, compared to approximately $23,775,000, or 71.0% of net sales of personal care products of approximately $33,508,000 in the year ended December 31, 2007. The primary factors for the increase are raw material price increases, in particular soap base, at Twincraft, which was offset by declines in cost of sales at Silipos which were consistent with declines in net sales of Silipos’ personal care products.

Consolidated gross profit decreased approximately $1,739,000, or 11.7%, to approximately $13,079,000 for the year ended December 31, 2008, compared to approximately $14,819,000 in the year ended December 31, 2007.  Consolidated gross profit as a percentage of net sales for the year ended December 31, 2008 was 29.0%, compared to 34.7% for the year ended December 31, 2007.  The decrease in gross profit is primarily due to increases in raw material prices at Twincraft, as discussed above.

General and administrative expenses for the year ended December 31, 2008 were approximately $9,853,000, or 22.5% of net sales, compared to approximately $10,651,000, or 24.9% of net sales for the year ended December 31, 2007, representing a decrease of approximately $798,000. The major factors causing reductions to general and administrative expenses during the year ended December 31, 2008 as compared to the year ended December 31, 2007, are reductions in insurance expense of approximately $351,000, reductions in professional fees paid to consultants of approximately $1,001,000, a decrease of approximately $170,000 in legal fees, a gain recognized on the surrender of our 41 Madison Avenue, New York, NY lease in May 2008 of approximately $218,000, and a reduction in rents of approximately $228,000. All of the above reductions were offset by increases due to an acceleration of the depreciation expense of approximately $464,000 on the leasehold improvements related to the surrendered 41 Madison Avenue, New York, NY lease, bank fees of approximately $175,000 that relate to audits and other fees which support the Company’s credit facility, severance payments of approximately $203,000 related to employee terminations, increases in the amortization of intangible assets of approximately $93,000, an increase in bad debt expense at Twincraft of approximately $256,000 due to the bankruptcy of one customer, and approximately $114,000 in other expenses at Twincraft since 2008 was the first full year of reporting, an approximately $93,000 foreign exchange currency loss, and other increases of $228,000.

Selling expenses decreased approximately $73,000, or 1.4%, to approximately $5,248,000 for the year ended December 31, 2008, compared to approximately $5,321,000 for the year ended December 31, 2007.  Selling expenses as a percentage of net sales were 11.6% for the year ended December 31, 2008, compared to 12.4% of net sales for the year ended December 31, 2007.  The principal reason for the decrease of $73,000 was the elimination of certain salary, advertising, and travel expenses at Twincraft and Silipos.

Research and development expenses increased from approximately $838,000 in the year ended December 31, 2007, to approximately $975,000 in the year ended December 31, 2008, an increase of approximately $137,000, or 16.3%, which was primarily attributable to additional research and development personnel costs at Twincraft.

During 2008, the Company recorded an impairment charge of $5,700,000.  The 2008 goodwill impairment charge was $3.3 million and resulted from the goodwill impairment that was primarily the result of lower projected gross margins at our Twincraft reporting unit.  The 2008 impairment charge to identifiable intangible assets of $2.4 million relates to the customer list of Twincraft reporting unit, and was primarily due to a decrease in the revenue derived from repeat customers.

A detailed discussion of the models and methodology used to calculate the impairment is found in Critical Accounting Policies and Estimates.

Interest expense was approximately $2,231,000 for the year ended December 31, 2008, compared to approximately $2,186,000 for the year ended December 31, 2007, an increase of approximately $45,000.  The principal reason for the increase was related to the amortization of deferred financing costs related to the Company’s credit facility with Wachovia Bank.

Interest income was approximately $37,100 for the year ended December 31, 2008, compared to approximately $187,000 for the year ended December 31, 2007.  Interest income in 2007 was related to the investment of $28,880,000 in proceeds received from the issuance of the 5% Convertible Notes.

Income tax expense was approximately $409,000 for the year ended December 31, 2008, compared to approximately $115,000 for the year ended December 31, 2007, an increase of approximately $294,000 which is attributable to deferred tax expense resulting from the difference in the carrying amount of goodwill for financial reporting purposes as compared to its tax basis that resulted from the sale of the Langer custom branded orthotics business.

Liquidity and Capital Resources

Working capital as of December 31, 2008, was approximately $12,789,000, compared to approximately $17,388,000 as of December 31, 2007.  At December 31, 2007, working capital included assets and liabilities held for the sale of approximately $6,258,000, which were sold during 2008.

In 2008, the Company sold Langer UK, Bi-Op, Regal, and the Langer branded custom orthotics and related products business, generating cash of approximately $6,857,000.  During 2008 we generated net losses from the operation and sales of discontinued operations of approximately $2,314,000.

In the year ended December 31, 2008, the Company generated a net loss from continuing operations of approximately $11,308,000, which included a provision for impairment of intangible assets of $5,700,000, depreciation of property and equipment and amortization of identifiable intangible assets of approximately $3,904,000, amortization of debt acquisition costs, debt discount, and unearned stock compensation of approximately $607,000, and a loss on a receivable settlement and a provision for doubtful accounts of approximately $280,000.  Changes in our operating assets and liabilities used an additional $1,536,000 in cash which is primarily due to an approximately $1,333,000 increase in inventory.  As a result of the above, our net cash used for operating activities was approximately $2,204,000.  In the year ended December 31, 2007, the Company generated a net loss from continuing operations of approximately $4,108,000 which included depreciation and amortization of debt acquisition costs, debt discount, and unearned stock compensation expense of approximately $688,000.  Changes in our operating assets and liabilities provided approximately $829,000 in cash from operating activities in the year ended December 31, 2007.  There was no provision for impairment of intangible assets in the year ended December 31, 2007.

Net cash provided by investing activities was approximately $6,096,000 for the year ended December 31, 2008.  Net cash provided by investing activities reflects the net cash from the sales of subsidiaries of $6,857,000, less cash of approximately $760,000 used to purchase property and equipment.  Net cash used for investing activities for the year ending December 31, 2007 was approximately $28,266,000 which included approximately $25,901,000 used to purchase Twincraft and Regal, related acquisition costs of approximately $420,000, cash placed in escrow of approximately $1,000,000 as a result of the Twincraft acquisition, and approximately $946,000 used to purchase property and equipment.

Net cash used in financing activities for the year ended December 31, 2008 was approximately $2,229,000 which reflects the net cash of approximately $2,220,000 used to purchase our common shares and a repayment of a note payable.  Net cash used in financing activities in the year ended December 31, 2007 includes approximately $267,000 in banking and professional fees paid in connection with the establishment of our secured revolving credit facility with Wachovia Bank, National Association, on May 11, 2007 (the “Credit Facility”).

Our Credit Facility with Wachovia Bank expires on September 30, 2011.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million.  The Credit Facility bears interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined.  The obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in all the assets of the Company and its subsidiaries.  The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million.  As of December 31, 2008, the Company does not have any outstanding draws under the Credit Facility and has approximately $7.8 million (which includes approximately $1.8 million in term loans based upon the value of Twincraft’s machinery and equipment) available under the Credit Facility.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit.  At December 31, 2008, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $143,000, and other outstanding letters of credit of approximately $713,000.

Our 2009 plan for capital investments is to approve additions to property and equipment as the need may arise to support growth of revenues and provide for needed equipment replacement.

We believe that, based upon current levels of operations and anticipated growth, cash to be generated from operations, together with other available sources of liquidity, including borrowings available under our Credit Facility, will be sufficient for the next twelve months to fund anticipated capital expenditures and make the required payments of interest on the 5% Convertible Notes due December 7, 2011.  There can be no assurance, however, that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs.  In addition, to continue our growth strategy which contemplates making targeted acquisitions, we may need to raise additional funds for this purpose.  In such event, we would likely need to raise additional funds through banks or other institutional lenders or debt financings, or through public or private equity offerings.  There can be no assurance that any such funds will be available to us on favorable terms, or at all.

Recent distress in the financial markets has had an adverse impact on financial market activities including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.  The Company has assessed the implication of these factors on our current business and determined that there has not been a significant impact on our financial position, results of operations or liquidity during the year ended December 31, 2008.  However, there can be no assurance that as a result of these conditions there will not be an impact on our future financial position, results of operations or liquidity.  Based on available information, we believe the lender under our Credit Facility is able to fulfill its commitment as of the date of this filing; however, there can be no assurance that such lender will be able to continue to fulfill its funding obligations.

Changes in Significant Balance Sheet Accounts – December 31, 2008

Accounts receivable, net, decreased from approximately $5,831,000 at December 31, 2007 to approximately $5,592,000 at December 31, 2008, a decrease of approximately $239,000.  The allowance for doubtful accounts and returns and allowances decreased by approximately $231,000 from December 31, 2007 to December 31, 2008.  Accounts receivable at Twincraft grew by approximately $505,000 or 13.6% and accounts receivable at Silipos decreased $744,000 or 35% which changes are consistent with changes in fourth quarter sales at each subsidiary in 2008 as compared to 2007.

Inventories, net, increased from approximately $5,600,000 at December 31, 2007 to approximately $6,900,000 at December 31, 2008, an increase of approximately $1,300,000.  This increase is due to the impact of the previously discussed raw material price increases at Twincraft and increases in quantities on hand related to a large customer order at Twincraft.

  Assets held for sale at December 31, 2007 of approximately $9,438,000, along with liabilities related to assets held for sale of approximately $3,180,000, represent the assets and liabilities of Langer UK, Bi-Op, Regal, and the Langer Branded Orthotics businesses, all of which were sold in 2008.

Property and equipment, net, decreased from approximately $11,944,000 at December 31, 2007 to approximately $9,314,000 at December 31, 2008, a decrease of approximately $2,630,000.  This decrease is due to a 2008 depreciation expense of approximately $2,597,000, the write-off of approximately $793,000 in leasehold improvements and other assets upon the surrender of the Company’s  41 Madison Avenue, New York City lease, net of 2008 purchases of additional property and equipment of approximately $760,000.

Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (35.0% as of December 31, 2008 and 48.1% as of December 31, 2007) of our total assets.  Goodwill and identifiable intangible assets, net, at December 31, 2008 were approximately $15,898,000 and $10,079,000, respectively.  Goodwill and identifiable intangible assets, net, at December 31, 2007 were approximately $21,956,000 and $13,624,000, respectively.

During the year ended December 31, 2008, identifiable intangible assets decreased by approximately $3,545,000 which was due to an impairment charge of approximately $2,400,000 on the Twincraft customer list and amortization of other intangibles of approximately $1,145,000 during the year.

During the year ended December 31, 2008, goodwill decreased by approximately $6,058,000. This decrease was attributable to the impairment charge of $3,300,000, approximately $809,000 allocated to Bi-Op, approximately $1,672,000 allocated to the Langer Branded Orthotics business, and $1,278,000 allocated to Regal, all of which businesses were sold in 2008, offset by $1,000,000 in additional goodwill generated due to the $1,000,000 payment of escrow funds to Twincraft.  In December 2007, the Company recorded an impairment of approximately $462,000 related to the allocated portion of goodwill related to Langer UK as a result of the net loss associated with the sale of Langer UK in January 2008.  Such impairment is included in loss from operations of discontinued subsidiary.

Accounts payable increased from approximately $2,181,000 at December 31, 2007 to approximately $2,580,000 at December 31, 2008, an increase of $399,000.  This increase is related to the increase in inventory at Twincraft as discussed above.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of December 31, 2008 measured from the end of our fiscal year ended December 31, 2008:

	Payments due By Period (In thousands)
Contractual Obligations	Total	Less than Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$3,434	$1,020	$1,376	$1,000	$38
Capital Lease Obligations	4,715	443	920	977	2,375
Interest on Long-term Debt	4,332	1,444	2,888	—	—
5% Convertible Notes due December 7, 2011	28,880	—	28,880	—	—
Severance Obligations	142	142	—	—	—
Total	$41,503	$3,049	$34,064	$1,977	$2,413

Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”).  The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company has agreed to register the shares of the Company’s common stock acquirable upon conversion of the 5% Convertible Notes, which may include an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes (the “Underlying Shares”) on January 9, 2007, and has filed Amendment No. 1 to the registration statement on November 19, 2007, Amendment No. 2 in April 2008, and Amendments No. 3 and 4 in June 2008.  The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007.  For each of the years ended December 31, 2008 and 2007 the Company recorded interest expense related to the 5% Convertible Notes of approximately $1,440,000.  At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes.  On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares.  This resulted in a debt discount of $476,873, which is amortized over the term of the 5% Convertible Notes and is recorded as interest expense in the consolidated statements of operations.  The charge to interest expense relating to the debt discount for the year ended December 31, 2008 was approximately $86,000.

The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date), and (iv) at any time after December 7, 2007, if the closing price of the Common Stock of the Company on the NASDAQ Stock Market (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into Common Stock at the conversion price then applicable.  The Company held a Special Meeting of Stockholders on April 19, 2007, at which the Company’s stockholders approved the issuance by the Company of the shares acquirable on conversion of the 5% Convertible Notes.

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

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of $2,700,000 as of December 31, 2008. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes.  The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment on the 5% Convertible Notes.  The amortization of these costs for the year ended December 31, 2008 was $262,700.

Seasonality

Factors which can result in quarterly variations include the timing and amount of new business generated by us, the timing of new product introductions, our revenue mix and development of new business units and the competitive and fluctuating economic conditions in the medical products and personal care industries.

Inflation

We have in the past been able to increase the prices of our products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses except for soap base pricing which increased dramatically in 2008.  Soap base prices are highly correlated to petroleum prices and soap base escalated by more than 80% in 2008 from 2007 prices.  We were unable to fully pass these increases on to our customers.  After peaking in May of 2008, soap base pricing has declined to pre-2008 levels.  Since petroleum has recently been subject to dramatic price volatility, there can be no assurance that Twincraft’s soap base pricing will not increase in the future.

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

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (“EITF 07-5”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities”.  This related to the determination of whether a free-standing equity-linked instrument should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period.  EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The Company has completed an analysis as it pertains to the conversion option in its convertible debt, which was triggered by the reset provision, and has determined that the fair value of the derivative liability is approximately $30,000 and the debt discount is approximately $1,653,000 at January 1, 2009. In addition, the impact on retained earnings would be approximately $2,100,000 at January 1, 2009, which represents the cumulative change in the fair value of the conversion option, net the impact of amortization of the additional debt discount from date of issuance of the notes (December 8, 2006) through adoption of this pronouncement.  The debt discount will be amortized over the remaining life of the debt resulting in greater interest expense in the future.

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
New York, New York

We have audited the accompanying consolidated balance sheets of Langer, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Langer, Inc. and Subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

(Signed BDO Seidman, LLP)

Melville, New York
March 20, 2009

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$4,003,460	$2,665,408
Restricted cash – escrow	—	1,000,000
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $171,729 and $402,902, respectively	5,591,824	5,830,587
Inventories, net	6,865,294	5,649,445
Assets held for sale	—	9,438,386
Prepaid expenses and other current assets	1,517,929	756,327
Total current assets	17,978,507	25,340,153
Property and equipment, net	9,314,299	11,943,684
Identifiable intangible assets, net	10,079,499	13,624,490
Goodwill	15,898,063	21,956,430
Other assets	894,539	1,068,867
Total assets	$54,164,907	$73,933,624
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,579,976	$2,181,204
Liabilities related to assets held for sale	—	3,179,938
Other current liabilities, including current installment of note payable	2,609,225	2,591,360
Total current liabilities	5,189,201	7,952,502

Long-term debt:
5% Convertible Notes, net of debt discount of $300,264 and $390,771 at December 31, 2008 and 2007, respectively	28,579,736	28,489,229
Notes payable	—	113,309
Obligation under capital lease	2,700,000	2,700,000
Deferred income taxes payable	1,773,210	1,792,209
Other liabilities	—	998,800
Total liabilities	38,242,147	42,046,049

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 11,588,512 shares	231,771	231,771
Additional paid in capital	53,957,470	53,800,139
Accumulated deficit	(36,336,206)	(22,713,086)
Accumulated other comprehensive income	536,893	765,392
	18,389,928	32,084,216
Treasury stock at cost, 2,830,635 and 84,300 shares, at December 31, 2008 and 2007, respectively	(2,467,168)	(196,641)
Total stockholders’ equity	15,922,760	31,887,575
Total liabilities and stockholders’ equity	$54,164,907	$73,933,624

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007

Net sales	$45,061,148	$42,752,692
Cost of sales	31,981,979	27,934,116
Gross profit	13,079,169	14,818,576

General and administrative expenses	9,852,695	10,650,776
Selling expenses	5,248,052	5,320,684
Research and development expenses	974,853	837,934
Provision for impairment	5,700,000	—
Operating loss	(8,696,431)	(1,990,818)
Other expense, net:
Interest income	37,100	187,103
Interest expense	(2,230,891)	(2,185,978)
Other	(8,681)	(3,046)
Other expense, net	(2,202,472)	(2,001,921)
Loss from continuing operations before income taxes	(10,898,903)	(3,992,739)
Provision for income taxes	(409,273)	(115,234)
Loss from continuing operations	(11,308,176)	(4,107,973)

Discontinued Operations:
Loss from operations of discontinued subsidiaries (including loss on sales of subsidiaries of $2,769,077 and $175,558 in 2008 and 2007, respectively)	(2,814,539)	(290,467)
(Provision for) benefit from income taxes	499,595	(119,537)
Loss from discontinued operations	(2,314,944)	(410,004)
Net Loss	$(13,623,120)	$(4,517,977)

Net Loss per common share:
Basic and diluted:
Loss from continuing operations	$(1.06)	$(0.36)
Loss from discontinued operations	(0.21)	(0.04)
Basic and diluted loss per share	$(1.27)	$(0.40)
Weighted average number of common shares used in computation of net loss per share:
Basic and diluted	10,700,914	11,484,486

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock						Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Unrecognized Periodic Pension Costs	Foreign Currency Translation	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2007	10,156,673	$203,134	$(196,641)	$46,951,501	$(18,195,109)	$(143,471)	$397,450		$29,016,864
Net loss					(4,517,977)			$(4,517,977)
Actuarial loss written off due to plan termination						54,524			54,524
Unrecognized transition costs written off due to plan termination						88,947			88,947
Foreign currency adjustment							367,942	367,942
								(4,150,035)	(4,150,035)
Stock- based compensation expense				281,660					281,660
Discount on 5% Convertible Notes				476,873					476,873
Issuance of stock to purchase Regal	333,483	6,670		1,365,279					1,371,949
Issuance of stock to purchase Twincraft	1,068,356	21,367		4,679,676					4,701,043
Exercise of stock options	30,000	600		45,150					45,750
Balance at December 31, 2007	11,588,512	231,771	(196,641)	53,800,139	(22,713,086)	—	765,392		31,887,575
Net loss					(13,623,120)			(13,623,120)
Foreign currency adjustment							(228,499)	(228,499)
								$(13,851,619)	(13,851,619)
Stock- based compensation expense				157,331					157,331
Purchase of Treasury Stock			(2,219,527)						(2,219,527)
Shares received as settlement of receivable			(51,000)						(51,000)
Balance at December 31, 2008	11,588,512	$231,771	$(2,467,168)	$53,957,470	$(36,336,206)	$—	$536,893		$15,922,760

See accompanying notes to consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(13,623,120)	$(4,517,977)
Loss from discontinued operations	2,314,944	410,004
Loss from continuing operations	(11,308,176)	(4,107,973)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	3,903,875	3,494,767
Loss on abandonment of property and equipment	—	28,193
Loss on receivable settlement	49,000	—
Provision for impairment of intangible assets	5,700,000	—
Gain on lease surrender	(218,249)	—
Amortization of debt acquisition costs	358,892	320,283
Amortization of debt discount	90,507	86,102
Stock-based compensation expense	157,331	281,660
Loss on plan termination	—	143,471
Provision for doubtful accounts receivable	231,173	22,609
Deferred income tax provision	367,042	127,747
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(81,013)	(155,809)
Inventories	(1,332,984)	100,448
Prepaid expenses and other current assets	(386,605)	(25,236)
Other assets	(1,645)	788,365
Accounts payable and other current liabilities	288,344	183,773
Unearned revenue and other liabilities	(21,635)	(84,945)
Net cash provided by (used in) operating activities of continuing operations	(2,204,143)	1,203,455
Net cash provided by (used in) operating activities of discontinued operations	(227,574)	572,010
Net cash provided by (used in) operating activities	(2,431,717)	1,775,465
Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	—	1,000
Purchase of property and equipment	(760,326)	(945,636)
Increase in restricted cash - escrow	—	(1,000,000)
Deferred acquisition costs	—	(419,823)
Net proceeds from sales of subsidiaries	6,856,779	—
Purchase of businesses, net of cash acquired	—	(25,901,387)
Net cash provided by (used in) investing activities for continuing operations	6,096,453	(28,265,846)
Net cash provided by (used in) investing activities of discontinued operations	(3,163)	(424,189)
Net cash provided by (used in) investing activities	6,093,290	(28,690,035)

LANGER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont’d)

	For the Years Ended December 31,
	2008	2007
Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	—	45,750
Deferred financing costs	—	(267,492)
Purchase of treasury stock	(2,219,527)	—
Repayment of note payable	(9,469)	(36,265)
Net cash used in financing activities of continuing operations	(2,228,996)	(258,007)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(2,228,996)	(258,007)
Effect of exchange rate changes on cash	(94,525)	70,988
Net increase (decrease) in cash and cash equivalents	1,338,052	(27,101,589)
Cash and cash equivalents at beginning of year	2,665,408	29,766,997
Cash and cash equivalents at end of year	$4,003,460	$2,665,408

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,351,719	$1,876,744
Income taxes	$49,190	$67,932

Supplemental Disclosure of Non Cash Investing Activities:
Treasury stock received related to Regal receivable settlement	$51,000	$—
Issuance of stock related to acquisition of Regal	$—	$1,371,949
Issuance of stock related to acquisition of Twincraft	$—	$4,700,766
Release of funds in escrow related to the Twincraft acquisition reclassified to goodwill	$1,000,000	$—
Note receivable related to sale of subsidiary	$162,981	$—
Supplemental Disclosures of Non Cash Financing Activities:
Accounts payable and accrued liabilities relating to property and equipment	$31,045	184,800

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

The Company classifies as discontinued operations for all periods presented any component of the Company’s business that the Company believes is probable of being sold or has been sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes.  For those components, the Company has no significant continuing involvement after disposal, and their operations and cash flows are eliminated from ongoing operations.  Sales of significant components of the Company’s business not classified as discontinued operations are reported as a component of income from continuing operations.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities relating to Langer (UK) Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), Bi-Op Laboratories, Inc. (“Bi-Op”), and the Langer branded custom orthotics and related products business have been reclassified as held for sale in the consolidated balance sheet at December 31, 2007.  The results of operations of Langer UK, Regal, Bi-Op, and the Langer branded custom orthotics and related products business for the current and prior period have been reported as discontinued operations.  The Company sold the capital stock of Langer UK to a third party on January 18, 2008, sold its entire membership interest in Regal to a group of investors, including a member of Regal’s management on June 11, 2008, and sold all of the capital stock of Bi-Op on July 31, 2008. In addition, the Company sold substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008.  (See Note 3, “Sales of Subsidiaries”).

(b) Description of the Business

Through our wholly-owned subsidiaries, Twincraft, Inc. (“Twincraft”), and Silipos Inc. (“Silipos”), the Company offers a diverse line of personal care products for the private label retail, medical, and therapeutic markets.  The Company sells its medical products primarily in the United States, as well as in more than 30 other countries, to national, regional, and international distributors. The Company sells its personal care products primarily in North America to branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets.

The Company offers a broad range of gel-based orthopedic and prosthetics products, that are designed to correct, protect, heal and provide comfort for the patient. The line of personal care products includes bar soap, gel-based therapeutic gloves and socks, scar management products, and other products that are designed to cleanse and moisturize specific areas of the body, often incorporating essential oils, vitamins and nutrients to improve the appearance and condition of the skin.

(c) Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment. The Company does not have any post-shipment obligations to customers.  Revenues from shipping and handling fees are included in net sales in the consolidated statements of operations. Costs incurred for shipping and handling are included in cost of sales in the consolidated statements of operations.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) Advertising and Promotion Expenses

Advertising and promotion costs are expensed as incurred. Advertising and promotion expenses were approximately $299,000 and $365,000 for the years ended December 31, 2008 and 2007, respectively.

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

 (e) Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  The Company’s short-term cash investments consist primarily of money market funds.

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

The Company reviews long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset, an impairment loss is recognized.  If an impairment loss is required, the amount of such loss is equal to the excess of the carrying value of the impaired asset over its fair value.

(h) Goodwill and Identifiable Intangible Assets with Indefinite Lives and Identifiable Intangible Assets with Definite Lives

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and intangible assets of businesses acquired and accounted for under the purchase method.  Accounting rules require that the Company test at least annually for possible goodwill impairment in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” The Company performs its test in the fourth quarter of each year using discounted cash flow and capitalized earning methods.  These methods require that certain assumptions and estimates be made regarding industry economic factors and future profitability. As a result of the 2008 impairment analysis, the Company determined that the goodwill balance existing in its personal care products segment was impaired as a result of decreases in projected profitability.  Accordingly, the Company recorded an impairment charge of $3,300,000, which is included in loss from continuing operations in the consolidated statements of operations for the year ended December 31, 2008.  In December 2007, the Company recorded an impairment of $462,729 related to the allocated portion of goodwill related to Langer UK as a result of the net loss associated with the sale of Langer UK in January 2008.  This impairment is included in loss from operations of discontinued subsidiaries for the year ended December 31, 2007.  In addition, the Company annually tests for impairment of its indefinite lived intangible asset, which is a trademark, in accordance with SFAS No. 142.  No impairment was identified for this asset during the years ended December 31, 2008 and 2007.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has certain identifiable intangible assets with definite lives such as license agreements and customer lists, which are amortized over their useful lives on a straight-line method or on an accelerated method which appropriately reflects the economic benefit of the related intangible asset. These intangibles are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” when impairment indicators are present.  As a result of the 2008 impairment analysis, the Company recorded an impairment charge on the Twincraft customer list of $2,400,000 as a result of decreases in projected profitability.  This impairment charge is included in loss from continuing operations in the consolidated statements of operations for the year ended December 31, 2008.  No impairment with respect to intangible assets was identified during the year ended December 31, 2007.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of SFAS No. 109.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.

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

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At December 31, 2008 and 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit vary depending on the tax jurisdiction.  Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2004 and forward.  The Company’s major taxing jurisdiction is the United States.  Within the United States, Vermont and New York could give rise to significant tax liabilities.

 (j) Net Loss Per Share

Basic loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based on the weighted average number of shares of common stock and common stock equivalents (options, warrants, stock awards and convertible subordinated notes) outstanding during the period, except where the effect would be antidilutive.

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

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(l) Comprehensive Income (Loss)

Comprehensive income (loss) consists of changes to shareholders’ equity, other than contributions from or distributions to shareholders, and net income (loss). The Company’s other comprehensive income (loss) principally consists of unrealized foreign currency translation gains and losses. The components of, and changes in, accumulated other comprehensive income (loss) are presented in the Company’s consolidated statements of stockholders’ equity.

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

(n) Fair Value of Financial Instruments

At December 31, 2008 and 2007, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity. The carrying value of long-term debt, net of discount, at December 31, 2008 and 2007 was $28,579,736 and $28,489,229, respectively. The approximated fair value of long-term debt based on borrowing rates currently available to the Company for debt with similar terms was $26,574,182 at December 31, 2008.

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

 (p) Stock-Based Compensation

The Company accounts for share-based compensation cost in accordance with SFAS No. 123(R), “Share-Based Payment.”  The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model.  The compensation cost is recognized over the service period which is usually the vesting period of the award.  Expected volatility is based on the historical volatility of the price of the Company’s stock.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” as amended.

(r) Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market accounts. Accounts receivable are generally diversified due to the number of customers comprising the Company’s customer base. As of December 31, 2008 and 2007, the Company’s allowance for doubtful accounts was approximately $172,000 and $403,000. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable. The carrying amounts of these financial instruments are reasonable estimates of their fair value.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(s) Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which requires (1) ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier application is prohibited.  The Company anticipates the adoption of SFAS No. 160 will not have a material impact on its results of operations or its financial position.

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

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (“EITF 07-5”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities”.  This related to the determination of whether a free-standing equity-linked instrument should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period.  EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption is not permitted.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The Company has completed an analysis as it pertains to the conversion option in its convertible debt, which was triggered by the reset provision, and has determined that the fair value of the derivative liability is approximately $30,000 and the debt discount is approximately $1,653,000 at January 1, 2009. In addition, the impact on retained earnings would be approximately $2,100,000 at January 1, 2009, which represents the cumulative change in the fair value of the conversion option, net the impact of amortization of the additional debt discount from date of issuance of the notes (December 8, 2006) through adoption of this pronouncement.  The debt discount will be amortized over the remaining life of the debt resulting in greater interest expense in the future.

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

The initial consideration for the acquisition of Regal (before post-closing adjustments) was approximately $1,640,000, which was paid through the issuance of 379,167 shares of the Company’s common stock valued under the asset purchase agreement at a price of $4.329 per share. In addition, transaction costs in the amount of $69,721 were incurred, which increased the acquisition cost to $1,709,721. The purchase price was subject to a post-closing downward adjustment to the extent that the working capital as reflected on Regal’s January 8, 2007 (closing date) balance sheet was less than $675,000. On March 12, 2007, the Company and the sellers agreed to a post-closing downward adjustment, pursuant to terms of the purchase agreement, reducing the price from $1,709,721 to $1,441,670, which was effected by the cancellation of 45,684 shares, which were valued for purposes of the adjustment at $4.114 per share, which was the average closing price of the Company’s common stock on The NASDAQ Global Market for the five trading days ended December 19, 2006. Subsequently, the Company reclassified certain assets, and asserted against the seller a claim for receivables acquired but not collected pursuant to the terms of the purchase agreement; in March 2008, the Company accepted a return of 25,000 shares of its common stock from the sellers in full settlement of this claim.  On the date of the transfer of these shares, the fair value of the Company’s common stock was $2.04 per share, and the Company recorded a loss of $49,000 related to this settlement.  The Company entered into a three-year employment agreement with a former employee and member of the seller and a non-competition agreement with the seller and seller’s members.

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

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 23, 2007, Twincraft entered into three-year employment agreements with Peter A. Asch, who serves as President of Twincraft, and A. Lawrence Litke, who served as Chief Operating Officer of Twincraft. Twincraft also entered into a consulting agreement with Fifth Element, LLC, a consulting firm controlled by Joseph Candido, who serves as Vice President of Sales and Marketing for Twincraft. The employment agreements of Mr. Asch and Mr. Litke, and the consulting agreement of Fifth Element, LLC, contain non-competition and non-solicitation provisions covering the terms of their agreements and for any extended severance periods and for one year after termination of the agreements or the extended severance periods, if any. Messrs. Asch, Litke and Candido were stockholders of Twincraft immediately before the sale of Twincraft to the Company. Effective October 2, 2008, Mr. Litke’s employment with Twincraft was terminated by Twincraft.

Subject to the terms and conditions set forth in the Twincraft purchase agreement, the sellers of Twincraft (including Mr. Asch) can earn additional deferred consideration for the years ended 2007 and 2008. Deferred consideration would have been earned for the year ending December 31, 2007 if Twincraft’s adjusted EBITDA (as defined in the purchase agreement) exceeded its 2006 adjusted EBITDA. For the year ended December 31, 2007, the sellers of Twincraft did not earn any additional consideration. Deferred consideration would have been earned for the year ending December 31, 2008, if Twincraft’s 2008 adjusted EBITDA exceeded $4,383,000, in which case the Company would have been obligated to pay to the sellers three times the difference between Twincraft’s 2008 adjusted EBITDA and $4,383,000. For the year ended December 31, 2008, the sellers of Twincraft did not earn any additional consideration.

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

The following table sets forth the components of the purchase price:

Total cash consideration	$25,492,639
Total stock consideration	4,701,043
Transaction costs	1,445,714
Total purchase price	$31,639,396

The following table provides the final allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at January 23, 2007:

Assets:
Cash and cash equivalents	$36,966
Accounts receivable	3,984,756
Inventories	4,200,867
Other current assets	127,911
Property and equipment	7,722,140
Goodwill	8,022,425
Identifiable intangible assets (trade names of $2,629,300 and repeat customer base of $7,214,500)	9,843,800
33,938,865
517,929
Accrued liabilities	1,781,540
2,299,469
Total purchase price	$31,639,396

In accordance with the provisions of SFAS No. 142, the Company will not amortize goodwill. The intangible assets are deemed to have definite lives and will be amortized over an appropriate period that matches the economic benefit of the intangible assets. The trade names will be amortized over a 23 year period and the repeat customer base over a 19 year period.  The customer list is amortized using an accelerated method that reflects the economic benefit of the asset.  The value allocated to goodwill and identifiable intangible assets in the purchase of Twincraft are not deductible for income tax purposes.  During the year ended December 31, 2008, the Company recorded an impairment of $3,300,000 related to the goodwill and an impairment of $2,400,000 related to the repeat customer list.  See note 1(h).

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Unaudited Pro Forma Results

Below are the unaudited pro forma results of operations for the year ended December 31, 2007, as if the Company had acquired Regal and Twincraft on January 1, 2007.  Such pro forma results are not necessarily indicative of the actual consolidated results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

Unaudited pro forma results for the year ended December 31, 2007 were:

Net sales	$44,644,176
Net loss	(3,979,544)
Loss income per share - basic and diluted	(.35)

(3) Sale of Subsidiaries and Businesses

Sale of Langer (UK) Limited

On January 18, 2008, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, Langer UK, to an affiliate of Sole Solutions, a retailer of specialty footwear based in the United Kingdom.  The sales price was $1,155,313, of which $934,083 was paid at closing and the remaining $221,230 is evidenced by a note receivable.  The note receivable bears interest at 8.5% annually with quarterly payments of interest.  The entire principal balance on the note receivable is due in full on January 18, 2010 and is included in other long-term assets.  In addition, upon closing, the Company entered into an exclusive sales agency agreement and distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel.  These agreements have terms of three years.  In December 2007, the Company recorded a loss before income taxes of $175,558 associated with this sale which included an impairment of goodwill of $462,729 and transaction costs of $125,914.  This loss is included in loss from discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2007.

Sale of Regal Medical Supply, LLC

On June 11, 2008, the Company sold its entire membership interest of its wholly-owned subsidiary, Regal, to a group of investors, including a member of Regal’s management.  The sales price was $501,000, which was paid in cash at closing. The Company recorded a loss before income taxes of $1,929,564 which included an impairment of $1,277,521 related to goodwill and transaction costs of $69,921. This loss is included in loss from operations of discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2008.

Sale of Bi-Op Laboratories, Inc.

On July 31, 2008, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Bi-Op, to a third party, which included the general manager of Bi-Op. The sales price of $2,040,816 was paid in cash at closing, and was subject to adjustment following the closing to extent that working capital, as defined by the purchase agreement, is less or greater than $488,520. In October 2008, a working capital adjustment due to the Company in the amount of $325,961 was agreed to by both parties to the transaction. The Company recorded a loss before income taxes of $659,798 which included an impairment of goodwill of $808,502 and transaction costs of $334,594.  This loss is included in loss from operations of discontinued subsidiaries in the consolidated statement of operations for the year ended December 31, 2008.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Langer Branded Custom Orthotics Assets and Liabilities

On October 24, 2008, the Company sold substantially all of the operating assets and liabilities of the Langer branded custom orthotics and related products business to a third party. The sales price was approximately $4,750,000, of which $475,000 will be held in escrow for up to 12 months to satisfy indemnification claims of the purchaser. The $475,000 is included in prepaid expenses and other current assets. The sale price was subject to adjustment within 90 days of closing to the extent that working capital, as defined by the purchase agreement, is less or greater than $1,100,000 as of the closing date.  In January 2009, a working capital adjustment due to the Company in the amount of $116,418 was agreed to by both parties to the transaction.  The Company recorded a loss before income taxes on this sale of $179,715, which included an impairment of $1,672,344 related to goodwill and transaction costs of $565,327.  This loss is included in loss from operations of discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2008.  In connection with this sales transaction, the Company has surrendered its right to continue to use the Langer name and trademark, accordingly, the Company has agreed to seek a change of its corporate name at its next annual shareholder's meeting.

(4) Discontinued Operations

During the year ended December 31, 2008, the Company completed the sale of Langer UK on January 18, 2008, Regal on June 11, 2008, Bi-Op on July 31, 2008 and substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008 (see Note 3).  In accordance with SFAS No. 144, the results of operations of these wholly owned subsidiaries and businesses for the current and prior periods have been reported as discontinued operations, and the assets and liabilities related to these wholly owned subsidiaries and businesses were reclassified as held for sale in the Company’s December 31, 2007 consolidated balance sheet. Operating results of these wholly owned subsidiaries and businesses, which were formerly included in the medical products and Regal segments, are summarized as follows:

	Year Ended December 31,
	2008	2007
Revenues:
Langer UK	$—	$3,168,499
Regal	1,526,301	3,752,324
Bi-Op	1,617,356	2,882,165
Langer branded custom orthotics	9,208,341	14,439,953
Total revenues	$12,351,998	$24,242,941

Net loss from operations	$(77,064)	$(190,191)
Loss on sale	(2,769,077)	(175,558)
Other expense, net	31,602	75,282
Loss before income taxes	(2,814,539)	(290,467)
Benefit from (provision for) income tax	499,595	(119,537)
Loss from discontinued operations	$(2,314,944)	$(410,004)

Loss from discontinued operations, net of any tax benefit, is comprised of the following for the years ended December 31, 2008 and 2007:

	2008	2007
Langer UK	$202,313	$(442,833)
Regal	(2,163,721)	(408,868)
Bi-Op	(422,195)	84,724
Langer branded custom orthotics	68,659	356,973
Total	$(2,314,944)	$(410,004)

5) Net assets held for sale

The assets and liabilities of Langer UK, Regal, Bi-Op and the Langer branded custom orthotics and related products business are shown as held for sale as of December 31, 2007 as they were sold during the year ended December 31, 2008.  The assets and liabilities related to these subsidiaries consist of the following as of December 31, 2008 and 2007:

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2008	2007
Cash	$—	$—
Accounts receivable	—	3,506,684
Inventories	—	1,411,040
Other current assets	—	454,216
Identifiable intangible assets	—	833,179
Goodwill (See Note 7)	—	287,171
Property and equipment	—	2,856,267
Other assets	—	89,829
Assets held for sale	$—	$9,438,386
Accounts payable	—	1,342,774
Other current liabilities	—	1,837,164
Liabilities related to assets held for sale	$—	$3,179,938

(6) Identifiable intangible assets

Identifiable intangible assets at December 31, 2008 consisted of:

Assets	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Provision for Impairment	Net Carrying Value
Trade names—Silipos	Indefinite	$2,688,000	$—	$—	$2,688,000
Repeat customer base—Silipos	7	1,680,000	1,158,994	—	521,006
License agreements and related technology—Silipos	9.5	1,364,000	610,211	—	753,789
Repeat customer base—Twincraft	19	7,214,500	1,107,988	2,400,000	3,706,512
Trade names—Twincraft	23	2,629,300	219,108	—	2,410,192
		$15,575,800	$3,096,301	$2,400,000	$10,079,499

Identifiable intangible assets at December 31, 2007 consisted of:

Assets	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Trade names—Silipos	Indefinite	$2,688,000	$—	$2,688,000
Repeat customer base—Silipos	7	1,680,000	885,807	794,193
License agreements and related technology—Silipos	9.5	1,364,000	466,632	897,368
Repeat customer base—Twincraft	19	7,214,500	494,080	6,720,420
Trade names—Twincraft	23	2,629,300	104,791	2,524,509
		$15,575,800	$1,951,310	$13,624,490

As of December 31, 2008, it was determined that the carrying value of the Twincraft customer base was not recoverable and accordingly was written down to its fair value resulting in an impairment of $2,400,000.

Aggregate amortization expense relating to the above identifiable intangible assets for the years ended December 31, 2008 and 2007 were $1,444,990, and $1,088,257, respectively. As of December 31, 2008, the estimated future amortization expense is $912,597 for 2009, $879,894 for 2010, $615,461 for 2011, $746,342 for 2012, $675,726 for 2013 and $3,561,479 thereafter.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Goodwill

Changes in goodwill for the years ended December 31, 2007 and 2008 are as follows:

	Medical Products	Personal Care Products	Regal	Total
Balance, January 1, 2007	$11,293,494	$2,825,719	$—	$14,119,213
Goodwill related to the Regal acquisition	—	—	1,277,521	1,277,521
Goodwill related to the Twincraft acquisition	—	7,022,425	—	7,022,425
Allocated to Langer UK, assets held for sale of which $175,558 was impaired and included in discontinued operations	(462,729)	—	—	(462,729)
Balance, December 31, 2007	$10,830,765	$9,848,144	$1,277,521	$21,956,430
Sale of Regal, included in discontinued operations	—	—	(1,277,521)	(1,277,521)
Allocated to Bi-Op, impaired and included in discontinued operations	(808,502)	—	—	(808,502)
Twincraft escrow payment	—	1,000,000	—	1,000,000
Twincraft impairment charge (See Note 1(h))		(3,300,000)		(3,300,000)
Allocated to the Langer branded orthotics and related products business and included in discontinued operations	(1,672,344)	—	—	(1,672,344)
Balance at December 31, 2008	$8,349,919	$7,548,144	$—	$15,898,063

(8) Inventories, net

Inventories, net, consisted of the following:

	December 31,
	2008	2007
Raw materials	$4,010,119	$3,548,607
Work-in-process	287,823	289,847
Finished goods	3,177,620	2,598,957
	7,475,562	6,437,411
Less: Allowance for excess and obsolescence	610,268	787,966
	$6,865,294	$5,649,445

(9) Property and Equipment, net

Property and equipment, net, is comprised of the following:

	December 31,
	2008	2007

Land, building and improvements	$2,557,738	$2,557,738
Office furniture and equipment	381,067	674,111
Computer equipment and software	1,501,927	1,362,301
Machinery and equipment	9,601,178	9,178,788
Leasehold improvements	2,401,539	3,593,717
	16,443,449	17,366,655
Less: Accumulated depreciation and amortization	7,129,150	5,422,971
	$9,314,299	$11,943,684

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense relating to property and equipment was $2,596,701 and $2,135,205 for the years ended December 31, 2008 and 2007, respectively. Property and equipment held under capital leases had a net book value of $1,418,442 as of December 31, 2008 (See Note 12, “Long-Term Debt”).

(10) Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2008	2007

Accrued payroll and taxes	$296,078	$473,588
Accrued professional fees	374,972	830,498
Accrued merchandise	669,366	518,560
Accrued transaction costs	152,224	—
Deferred interest – capital lease	235,797	356,625
Accrued bonuses	103,983	113,033
Accrued severance and severance related	141,992	—
Credits due customers	72,965	—
Accrued rent	225,623	113,028
Accrued royalty	19,321	16,016
Accrued sales rebates	58,335	—
Current portion of note payable	—	35,541
Other	258,569	134,471
	$2,609,225	$2,591,360
(11) Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A. (“Wachovia”), expiring on September 30, 2011.  On April 16, 2008, the Company entered into an amendment of the Credit Facility with Wachovia that changed certain terms of the agreement. In addition, on October 24, 2008, the Company entered into another amendment of the Credit Facility that decreased the maximum amount that the Company may borrow under such facility.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million, and is subject to a sub-limit of $12 million for the issuance of letter of credit obligations, another sub-limit of $3 million for term loans, and a sub-limit of $4 million on loans against inventory. The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos and Twincraft) and any other company or person that hereafter becomes a borrower or owner of any property in which Wachovia has a security interest under the Credit Facility.  As of December 31, 2008, the Company had no outstanding advances under the Credit Facility and has approximately $6.1 million of remaining availability under the Credit Facility related to eligible accounts receivable and inventory.  In addition, the Company has approximately $1.7 million of availability related to property and equipment for term loans.

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

If the Company’s availability is less than $3,000,000, the Credit Facility requires compliance with various covenants including but not limited to a fixed charge coverage ratio of not less than 1.0 to 1.0.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At December 31, 2008, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $143,000, and other outstanding letters of credit of approximately $713,000.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to pay monthly interest in arrears at 0.5 percent above Wachovia’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined in the Credit Facility, which is based on the London Interbank Offered Rate (“LIBOR”). To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of three eights of one percent (0.375%) on the unused portion of the loan commitment. The Company paid Wachovia a closing fee in the amount of $75,000 in August 2007. In addition, the Company paid legal and other costs associated with obtaining the credit facility of $319,556 in 2007.  In April 2008, the Company paid a $20,000 fee to Wachovia related to an amendment of the Credit Facility, which has been recorded as a deferred financing cost and is being amortized over the remaining term of the Credit Facility. As of December 31, 2008, the Company had unamortized deferred financing costs in connection with the Credit Facility of $262,828. Amortization expense for the years ended December 31, 2008 and 2007 was $94,145 and $57,583, respectively.

(12) Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”). The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company has agreed to register the shares of the Company’s common stock acquirable upon conversion of the 5% Convertible Notes, which may include an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes (the “Underlying Shares”) on January 9, 2007, and has filed Amendment No. 1 to the registration statement on November 19, 2007, Amendment No. 2 in April 2008 and Amendments No. 3 and 4 in June 2008.

The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007.  For each of the years ended December 31, 2008 and 2007, the Company recorded interest expense relating to the 5% Convertible Notes of approximately $1,443,000.

At the date of issuance, the 5% Convertible Notes were convertible into shares of the Company’s common stock at the rate of $4.75 per share, subject to an adjustment for certain anti-dilution provisions.  At the original conversion price at December 31, 2006, the number of shares acquirable on conversion was 6,080,000.  Since the conversion price was above the market price on the date of issuance, there was no beneficial conversion.  Effective January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions (see Note 2, “Acquisitions”), the conversion price was adjusted to $4.6706 per share, and the number of shares acquirable upon conversion was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes.  On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock, on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617 per share, and the number of shares acquirable on conversion was increased to 6,195,165 shares.  This resulted in a debt discount of $476,873, which is being amortized over the term of the 5% Convertible Notes and is being recorded as interest expense in the consolidated statements of operations.  The charge to interest expense relating to the debt discount for the years ended December 31, 2008 and 2007 was approximately $91,000 and $86,000, respectively. The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date);  (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); and (iv) at any time after December 7, 2007, if the closing price of the common stock of the Company on the Nasdaq Global Market (or any other exchange on which the Company’s stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into common stock at the conversion price then applicable. The Company held a Special Meeting of Stockholders on April 19, 2007, at which the Company’s stockholders approved the issuance by the Company of the shares acquirable on conversion of the 5% Convertible Notes.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by at least 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligation, in the amount of $2,700,000, excluding current installments, as of December 31, 2008, and the Company’s obligations under the Credit Facility.  The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions (see Note 11, “Credit Facility”).

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,060,000 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes.  The total cost of raising these proceeds was $1,338,018, which is being amortized through December 7, 2011, the due date for the payment on the 5% Convertible Notes.  The amortization of these costs for the years ended December 31, 2008 and 2007 was $264,747 and $262,700, and is recorded as interest expense in the consolidated statements of operations.

In June 2006, the Company elected, pursuant to its option under the lease of 41 Madison Avenue, New York, N.Y., to finance $202,320 of leasehold improvements by delivery of a note payable to the landlord (the “Note”).  The Note, which matures in July 2011, provides for interest at a rate of 7% per annum and 60 monthly installments of principal and interest totaling $4,006, commencing August 2006.  The Note was secured by a $202,320 increase to an unsecured letter of credit originally provided to the landlord at lease commencement.  The amount of the revised unsecured letter of credit was $570,992.  The current portion of the Note was $35,541 at December 31, 2007, and is included in other current liabilities, including current installments of note payable, and the non-current portion of the Note was $113,309 at December 31, 2007.  In May, 2008, the Company executed a surrender agreement with the landlord which provided for the termination of the lease effective May 19, 2008.  As part of the agreement, the landlord agreed to forgive the remaining outstanding balance of $139,281 on the note payable with the landlord which was recorded as a gain.  See Note 13.

Annual future minimum capital lease payments are as follows:

Years Ending December 31:

2009	$443,012
2010	453,512
2011	467,117
2012	481,130
2013	495,564
Later years through 2018	2,374,827
Total minimum lease payments	4,715,162
Less: Amount representing interest	2,015,162
Present value of net minimum capital lease payments	2,700,000
Less: Current installments of obligations under capital lease	—
Obligations under capital lease, excluding current installment	$2,700,000

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018.  This lease also contains two five-year renewal options.  As of December 31, 2008 and 2007, the Company’s obligation under the capital lease, excluding current installments, is $2,700,000.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company has accrued interest of $235,797 and $356,625 at December 31, 2008 and 2007, respectively, with respect to the capital lease which is included in other current liabilities at the respective balance sheet dates.

At December 31, 2008 and 2007, the gross amount of land and building and related accumulated depreciation recorded under the capital lease was as follows:

	December 31
	2008	2007

Land	$278,153	$278,153
Building	1,654,930	1,654,930
	1,933,083	1,933,083
Less: Accumulated Depreciation	514,641	393,549
	$1,418,442	$1,539,534

(13) Commitments and Contingencies

(a)	Leases

Certain of the Company’s facilities and equipment are leased under noncancelable operating leases. Rental expense amounted to $1,251,279 and $1,473,531 for the years ended December 31, 2008 and 2007, respectively. The leases expire at various dates through 2018.

Future minimum rental payments required under current operating leases are:

Years Ending December 31:
2009	$1,019,693
2010	814,981
2011	561,406
2012	544,191
2013	455,672
Thereafter	37,708
$3,433,651

The Company relocated its executive offices in May 2008. The Company executed a surrender agreement with the landlord of 41 Madison Avenue, New York, NY, which provided for the termination of the lease effective May 19, 2008. As part of the agreement, the landlord agreed to forgive the remaining outstanding balance of $139,281 on the Company’s existing note payable with the landlord. The Company vacated the premises in May 2008 and recorded a net gain of $218,249. This gain, which is comprised primarily of the net deferred rent balance and the forgiveness of the note payable, is included as a reduction of general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2008. In addition, the Company has entered into a sublease agreement for office space at 245 Fifth Avenue, New York, NY. This sublease requires monthly payments of $13,889 per month, commencing in May 2008, until June 30, 2009, which is the expiration date of the sublease.

(b) Royalties

The Company has entered into several agreements with licensors, consultants and suppliers, which require the Company to pay royalty fees relating to the sale of certain products. Royalties in the aggregate under these agreements totaled $221,320, and $257,336 for the years ended December 31, 2008 and 2007, respectively.

(c) Letters of Credit

In connection with its sublease agreement for office space at 245 Fifth Avenue, New York, NY, the Company issued an irrevocable letter of credit in the amount of approximately $213,000 in favor of the landlord to secure its performance under the terms of the sublease.  The letter of credit expires June 30, 2009.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has outstanding a $500,000 standby letter of credit to secure inventory purchases from a vendor, which expires December 31, 2009.

(14) Employee Restricted Stock and Other Stock Issuances

On January 23, 2007, the Board of Directors approved a grant of 75,000 shares of restricted stock to Kathy Kehoe, 275,000 shares of restricted stock to W. Gray Hudkins, 7,500 shares of restricted stock to Stephen M. Brecher, 7,500 shares of restricted stock to Burtt R. Ehrlich, 7,500 shares to Stuart Greenspon and 500,000 shares of restricted stock to Warren B. Kanders, subject to certain performance conditions.  In September 2007, the Board of Directors approved a grant of 75,000 shares of restricted stock to Kathleen P. Bloch, subject to certain performance conditions.  During the year ended December 31, 2008, the restricted shares issued to Kathy Kehoe were forfeited on account of her resignation as an officer and employee effective February 5, 2008.  The Company will record stock compensation expense once the performance criteria is probable.  As of December 31, 2008, no stock compensation expense with respect to any of these restricted stock awards has been recorded.

(15) Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.  The total stock compensation expense for the years ended December 31, 2008 and 2007 was $157,331 and $281,661, and are included in general and administrative expenses in the consolidated statements of operations.

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

During the years ended December 31, 2008 and 2007, the Company’s calculations were made using the Black-Scholes option pricing model and are on a multiple option valuation approach. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, holding period, and forfeitures of options are based on historical experience. The historical period used for volatility is comprised of daily historical activity for a period equal to the term. For the years ended December 31, 2008 and 2007, as permitted under SFAS No. 123(R), the Company calculated its expected term using the short cut method as they believe they do not have enough information related to historical activity.

The following table lists the weighted average assumptions used by the Company in determining the fair value of stock options for the years ended December 31, 2008 and 2007:

	2008	2007

Expected volatility	77%	75%
Expected dividends	—	—
Expected terms (in number of months)	84	84
Risk-free interest rate	3.25%	3.63%
Option grants (weighted average fair value)	$3.35	$3.27

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the Company’s July 17, 2001 annual meeting, the shareholders approved and adopted a stock incentive plan for a maximum of 1,500,000 shares of common stock (the “2001 Plan”). Outstanding options granted under the 2001 Plan are exercisable for a period of up to ten years from the date of grant at an exercise price at least equal to 100 percent of the fair market value of the Company’s common stock at the date of grant and option awards generally vest in 3 years of continuous service, all of which are subject to the approval of the Board of Directors.  At December 31, 2008, there were 347,752 options outstanding under the 2001 Plan. On June 23, 2005, the shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), with substantially the same terms as the 2001 Plan, pursuant to which a maximum 2,000,000 shares of common stock are reserved for issuance and available for awards. At December 31, 2008, there were 1,100,000 options outstanding under the 2005 Plan.  On June 20, 2007, the shareholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) with substantially the same terms as the previous plans, pursuant to which a maximum of 2,000,000 shares of common stock are reserved for issuance and available for rewards.  At December 31, 2008, there were 60,000 options outstanding under the 2007 Plan.  Additionally, 250,000 non-plan options were outstanding at December 31, 2008.

The following is a summary of activity to the Company’s qualified and non-qualified stock options:

	Number of Shares	Exercise Price Range Per Share	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2006	1,709,252	1.53 – 8.07	5.63
Granted	425,000	4.20	4.20
Exercised	(30,000)	1.53	1.53
Cancelled or forfeited	(141,000)	1.53 – 8.07	4.26
Outstanding at December 31, 2007	1,963,252		5.28
Granted	60,000	0.90	0.90
Cancelled or forfeited	(265,500)	1.53 – 8.07	5.04
Outstanding at December 31, 2008	1,757,752		5.17
Vested at December 31, 2008	1,428,585		5.20
Exercisable at December 31, 2008	1,428,585		5.20

Under the 2001 Plan, at December 31, 2008, all 393,252 options were exercisable. Under the 2005 Plan, at December 31, 2008, 725,333 options were exercisable. Under the 2007 Plan, 60,000 options were exercisable at December 31, 2008.  Additionally, at December 31, 2008, there were 250,000 non-plan options which are exercisable.

The options outstanding at December 31, 2008 had remaining lives ranging from approximately 0.1 years to 8.3 years, with a weighted average life of approximately 6.1 years.

The following table summarizes the Company’s nonvested stock option activity for the year ended December 31, 2008:

	Number Outstanding	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2007	550,000	$1,711,757
Options cancelled or forfeited	(200,000)	(648,436)
Vested options at December 31, 2008	(20,833)	(66,165)
Non-Vested options at December 31, 2008	329,167	$997,156

The aggregate intrinsic value of options outstanding at December 31, 2008 and 2007 was approximately $1,200 and $176,800, respectively and the aggregate intrinsic value of exercisable options was $1,200 and $149,700, respectively. No options were exercised during the year ended December 31, 2008.  Options exercised during the year ended December 31, 2007 had an intrinsic value of $33,150. At December 31, 2008, there was approximately $783,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

At December 31, 2008 and 2007, the Company had 60,000 warrants outstanding.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (16) Segment Information

At December 31, 2008, the Company operated in two segments (medical products and personal care).  Our medical products segment, which used to include Langer UK, Bi-Op and the Langer branded custom orthotics and related products business, includes the orthopedic and prosthetic products of Silipos.  The personal care segment includes the operations of Twincraft and the personal care products of Silipos.  In January 2007, the Company acquired Regal, which operated as its own segment until its sale in 2008.  Assets and expenses related to the Company’s corporate offices are reported under “other” as they do not relate to any of the operating segments.  Intersegment sales are recorded at cost.

Segment information for the years ended December 31, 2008 and 2007 is summarized as follows:

Year Ended December 31, 2008	Medical	Personal Care	Other	Total
Net sales	$9,481,160	$35,579,988	$–	$45,061,148
Operating income (loss) from continuing operations	1,526,131	(5,691,809)	(4,530,753)	(8,696,431)
Provision for impairment	–	(5,700,000)	–	(5,700,000)
Depreciation of property and equipment and amortization of identifiable intangible assets	572,803	2,573,601	757,471	3,903,875
Long-lived assets	5,382,068	13,775,100	236,630	19,393,798
Total assets	16,256,335	31,596,294	6,312,278	54,164,907
Capital expenditures	218,206	520,252	21,868	760,326

Year Ended December 31, 2007	Medical	Personal Care	Other	Total
Net sales	$9,245,039	$33,507,653	$–	$42,752,692
Operating (loss) income from continuing operations	2,102,462	1,668,215	(5,761,495)	(1,990,818)
Depreciation of property and equipment and amortization of identifiable intangible assets	557,530	2,380,431	556,806	3,494,767
Long-lived assets	4,973,983	19,037,147	1,557,044	25,568,174
Total assets (a)	18,266,373	38,272,944	7,955,921	64,495,238
Capital expenditures	300,229	645,407	–	945,636

(a)
Total assets do not include assets held for sale of $9,438,386 for the year ended December 31, 2007.  Assets held for sale represent the assets of Langer UK, Regal, Bi-Op and the Langer branded custom orthotics and related products business which were sold during 2008. (See Note 3.)

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographical segment information is summarized as follows:

Year Ended December 31, 2008	United States	Canada	Europe	Other	Consolidated Total

Net sales to external customers	$36,752,558	1,848,966	5,172,888	$1,286,735	$45,061,147
Gross profit	9,815,108	407,542	2,331,749	524,771	13,079,170
Operating income (loss)	(9,724,036)	29,114	827,285	171,206	(8,696,431)
Provision for impairment	(5,700,000)	–	–	–	(5,700,000)
Depreciation of property and equipment and amortization of identifiable intangible assets	3,903,875				3,903,875
Long-lived assets	19,393,768				19,393,768
Total assets (a)	53,797,296		367,611		54,164,907
Capital expenditures	760,326				760,326

Year Ended December 31, 2007	United States	Canada	Europe	Other	Consolidated Total

Net sales to external customers	$35,135,679	2,069,333	4,214,199	$1,333,480	$42,752,691
Gross profit	11,418,352	551,841	2,124,518	723,865	14,818,576
Operating income (loss)	(3,399,681)	116,939	953,366	338,558	(1,990,818)
Depreciation of property and equipment and amortization of identifiable intangible assets	3,494,767				3,494,767
Long-lived assets	25,568,174				25,568,174
Total assets (a)	64,072,221		423,017		64,495,238
Capital expenditures	945,636				945,636

(a)
Total assets do not include assets held for sale of $9,438,386 for the year ended December 31, 2007.  Assets held for sale represent the assets of Langer UK, Regal, Bi-Op and the Langer branded custom orthotics and related products business which were sold during 2008. (See Note 3.)

Export sales from the Company’s United States operations accounted for approximately 18% and 17% of net sales for the years ended December 31, 2008 and 2007, respectively.

(17) Retirement Plan

The Company has a defined contribution retirement and savings plan (the “401(k) Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code (the “Code”). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l (k) Plan are invested in stock, bond and money market mutual funds. For the years ended December 31, 2008 and 2007, the Company made contributions totaling $88,314 and $71,298, respectively, to the 401(k) Plan.

(18) Income Taxes

The components of net income (loss) before the provision for (benefit from) income taxes are as follows:

	2008	2007
Domestic operations	$(11,193,083)	$(4,284,992)
Foreign operations	294,180	292,253
	$(10,898,903)	$(3,992,739)

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for (benefit from) income taxes is comprised of the following:

	Years Ended December 31,
	2008	2007
Current:
Federal	$—	$(15,280)
State	42,231	—
Foreign	—	—
	42,231	(15,280)
Deferred:
Federal	311,986	113,520
State	55,056	16,994
Foreign	—	—
	367,042	130,514
	$409,273	$115,234

As of December 31, 2008, the Company has net Federal and state tax operating loss carryforwards of approximately $16,500,000, which may be applied against future taxable income and which expire from 2009 through 2028.  Future utilization of these net operating loss carryforwards will be limited under existing tax law due to the change in control of the Company in 2001.

The following is a summary of deferred tax assets and liabilities:

	December 31,
	2008	2007
Current assets:
Accounts receivable	$62,980	$575,364
Stock options	654,379	650,266
Inventory reserves	488,329	805,254
Accrued expenses and other	25,784	116,946
	1,231,472	2,147,830
Non-current assets:

Capital lease	642,029	639,096
Intangible assets	186,602	791,036
Net operating loss carryforwards	6,608,089	4,552,966
Other	9,543	5,958
	7,446,263	5,989,056
Valuation allowances	(5,102,721)	(2,759,090)
Non-current liabilities:
Property and equipment	(1,128,333)	(1,687,601)
Goodwill and Trade Names	(4,219,891)	(5,482,404)
	(5,348,224)	(7,170,005)
Net deferred tax liabilities	$(1,773,210)	$(1,792,209)

The impairment of goodwill and the customer list of Twincraft during 2008 resulted in approximately $960,000 of decreases in deferred tax liabilities.  These deferred tax liabilities resulted in a corresponding reduction to the tax valuation allowance relating to the Company’s net deferred tax assets.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:

	Years Ended December 31,
	2008		2007
	Amount	%	Amount	%

Provision at Federal statutory rate	$(3,705,627)	(34.0)	$(1,357,531)	(34.0)
Other Permanent items	1,226,470	11.2	134,177	3.3
Increase (decrease) in taxes resulting from:
State income tax expense, net of federal benefit	97,287	0.9	11,216	0.3
Expiration of NOL’s	250,626	2.3	11,215	0.3
Effect of foreign operations	(100,021)	(0.9)	(99,366)	(2.5)
Change in valuation allowance	2,640.538	24.2	1,416,959	35.5
Other	—	—	(1,436)	—
Provision for Income Taxes	$409,273	3.7%	$115,234	2.9%

The Other Permanent items primarily relate to the write-off of $3,300,000 of goodwill.

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

The Company adopted FIN 48 effective January 1, 2007.  Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.

At December 31, 2008, the Company did not have any unrecognized tax benefits.  The year subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2005 and forward.  The Company’s major taxing jurisdictions include the United States and New York State.

(19) Reconciliation of Basic and Diluted Earnings Per Share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted income (loss) per share computations for the years ended December 31, 2008 and 2007 exclude approximately 1,758,000 and 1,963,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the years ended December 31, 2008 and 2007.

 (20) Related Party Transactions

Consulting Agreement with Kanders & Company, Inc. On November 12, 2004, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, who on November 12, 2004, became the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide the Company with strategic consulting and corporate development services for a term of three years. Pursuant to the Consulting Agreement, Kanders & Company is entitled to an annual fee of $300,000 and may receive separate compensation for assistance, at the Company’s request, with certain transactions or other matters to be determined by the Board from time to time. During 2008, Kanders & Company continued to render consulting services to the Company and the Company continued to pay for such services in accordance with the terms of the expired consulting agreement, as approved by the Board of Directors.  The Company expects to negotiate a new consulting agreement with Kanders & Company during 2009.

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5% Convertible Subordinated Notes.  On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 (the “5% Convertible Notes”) in a private placement. The number of shares of common stock issuable on conversion of the 5% Convertible Notes, as of December 31, 2008, is 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances as described in the 5% Convertible Notes. During the year ended December 31, 2008, the Company’s Chairman of the Board of Directors, Warren B. Kanders, purchased $3,250,000, President and CEO, W. Gray Hudkins, and CFO and COO, Kathleen P. Bloch, each purchased $250,000 of the Company’s 5% Convertible Notes from the previous debt holders. A trust controlled by Mr. Warren B. Kanders, the Company’s Chairman of the Board of Directors and largest beneficial stockholder, owns (as a trustee for a member of his family) $5,250,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.

 During 2007, the Company entered into a sublease agreement for a portion of its former leased space at 41 Madison Avenue, New York, NY.  (See Note 13.)  A member of the Company’s board of directors is also a member of the subtenant’s board of directors.  Sublease payments received by the Company amounted to $51,895 and $45,000 for the years ended December 31, 2008 and 2007.

(21) Litigation

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents.  (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.)  The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos.  Silipos has paid royalties to Dr. Gerald P. Zook, but Dr. Zook claims that greater royalties are owed.  Silipos vigorously disputes any liability and contests his theory of damages. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. Arbitration hearings were conducted on February 2-6, 2009 at which time Dr. Zook sought almost $1 million in damages and a declaratory judgment with respect to royalty reports.  Post-arbitration briefs are due by March 23, 2009 and reply briefs are due by March 30, 2009.

On or about February 13, 2006, Mr. Peter D. Bickel, who was the executive vice president of Silipos, Inc., until January 11, 2006, alleged that he was terminated by Silipos without cause and, therefore, was entitled, pursuant to his employment agreement, to a severance payment of two years’ base salary. On or about February 23, 2006, Silipos commenced action in New York State Supreme Court, New York County, against Mr. Bickel seeking, among other things, a declaratory judgment that Mr. Bickel is not entitled to severance pay or other benefits, on account of his breach of various provisions of his employment agreement with Silipos and his non-disclosure agreement with Silipos, and that he voluntarily resigned his employment with Silipos. Silipos also sought compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortious interference with business relationships. On or about March 22, 2006, Mr. Bickel removed the lawsuit to the United States District Court for the Southern District of New York and filed an answer denying the material allegations of the complaints and counterclaims seeking a declaratory judgment that his non-disclosure agreement is unenforceable and that he is entitled to $500,000, representing two years’ base salary, in severance compensation, on the ground that Silipos did not have “cause” to terminate his employment. On August 8, 2006, the Court determined that the restrictive covenant was enforceable against Mr. Bickel for the duration of its term (which expired on January 11, 2007) to the extent of prohibiting Mr. Bickel from soliciting certain key customers of the Company with whom he had worked during his employment with the company. The Company has withdrawn, without prejudice, its claims for compensatory and punitive damages for breaches of the employment agreement, breach of the non-disclosure agreement, breach of fiduciary duties, misappropriation of trade secrets, and tortuous interference with business relations. On October 12, 2007, the court issued an opinion and order dismissing all of Mr. Bickel’s claims against Silipos, denying Mr. Bickel’s motion to dismiss the remaining claims of Silipos against him, and allowing Silipos to proceed with its claims against Mr. Bickel for breach of fiduciary duty and disloyalty. The case was settled in April 2008 by an agreement that the Company would drop its remaining claims against Mr. Bickel in return for him foregoing any right to appeal the court decision in favor of the Company.

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

LANGER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An unfavorable resolution of any legal action or proceeding could materially adversely affect the market price of the Company’s common stock and its business, results of operations, liquidity, or financial condition.

(22) Restructuring

On May 3, 2007, the Company announced its plan to close its Anaheim manufacturing facility in order to better leverage the Company’s resources by reducing costs, obtaining operational efficiencies and to further align the Company’s business with market conditions, future revenue expectations and planned future product directions.  The plan included the elimination of 27 positions, which represented approximately 4.5% of the Company’s workforce.  During the year ended December 31, 2007, the Company recognized expenses of $200,485, consisting of employee termination benefits and related costs of $128,572, loss on the abandonment of fixed assets of $28,193, expenses relating to the exiting of the Anaheim leased facility, which would have expired in December, 2007, of $34,560, and other exit costs of $9,160.  This plan was completed by the end of 2007.

(23) Stock Repurchase Plan

On December 6, 2007, the Company’s Board of Directors authorized the purchase of up to $6,000,000 of its common stock.  In connection with this matter, the Company’s senior lender, Wachovia Bank, National Association has waived, until April 15, 2009, the provisions of the credit facility that would otherwise preclude the Company from making purchases of its common stock.  During the year ended December 31, 2008, the Company acquired 2,746,335 shares at a cost of $2,270,507.  From January 1, 2009 through March 20, 2009, the Company has acquired an additional 161,125 shares at a cost of $83,356.  Through March 20, 2009, the Company has acquired a total of 2,907,460 shares at an average price of $.81 per share and at a cost of $2,353,863 under this program.

LANGER, INC. AND SUBSIDIARIES

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008.  Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’ disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed is in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company’s management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate control over financial reporting, as such term defined in Exchange Act Rules 13a-13(f) and 15d-15(f). The Company performed an evaluation, under supervision and with participation of the Company’s management, including its CEO and CFO, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the CEO and CFO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

PART III

Item 10. Directors and Executive Officers of the Company

The information set forth under the caption “Election of Directors” in the proxy statement to be distributed by the Board of Directors of the Company in connection with the 2009 Annual Meeting of Stockholders, which is expected to be filed on or before April 30, 2009, is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer, who are the Company’s principal executive officer and principal financial and accounting officer, and to all of its other officers, directors and managerial employees. The code of ethics may be accessed at www.langercorporate.com, our Internet website, at the tab “Investor Relations”. The Company intends to disclose future amendments to, or waivers from, certain provision of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” of the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed on or before April 30, 2009, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed on or before April 30, 2009, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Certain Relationships and Related Transactions” of the Company’s proxy statement for the 2009 Annual Meeting of the Stockholders, which is expected to be filed on or before April 30, 2009, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Principal Accountant Fees and Services” of the Company’s proxy statement for the 2009 Annual Meeting of the Stockholders, which is expected to be filed on or before April 30, 2009, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

For a list of the financial statements of the Company included in this report, please see the Index to Consolidated Financial Statements appearing at the beginning of Item 8, Financial Statements.

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

4.1	Specimen of Common Stock Certificate, incorporated herein by reference to our Registration Statement of Form S-1 (File No. 2- 87183).

10.1†+	Consulting Agreement between Langer, Inc. and Kanders & Company, Inc., dated November 12, 2004.

10.2+	Option Agreement between Langer, Inc. and Kanders & Company, Inc., dated February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(G) to the Schedule TO (File Number 005-36032).

10.3
Registration Rights Agreement between Langer, Inc. and Kanders & Company, Inc., dated February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(I) to the Schedule TO (File Number 005-36032).

10.4	Indemnification Agreement between Langer, Inc. and Kanders & Company, Inc., dated February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(J) to the Schedule TO (File Number 005-36032).

10.5+	The Company’s 2001 Stock Incentive Plan incorporated herein by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.6	Langer Biomechanics Group Retirement Plan, restated as of July 20, 1979 incorporated by reference to our Registration Statement of Form S-1 (File No. 2-87183).

10.7
Agreement, dated March 26, 1992, and effective as of March 1, 1992, relating to our 401(k) Tax Deferred Savings Plan, incorporated by reference to our Form 10-K for the fiscal year ended February 29, 1992.

10.8
Registration Rights Agreement, dated May 6, 2002, among Langer, Inc., Benefoot, Inc., Benefoot Professional Products, Inc., and Dr. Sheldon Langer, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2002.

Exhibit No.	Description of Exhibit
10.9
Stock Purchase Agreement, dated as of September 22, 2004, by and among Langer, Inc., LRC North America, Inc., SSL Holdings, Inc., and Silipos, Inc., incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.

10.10
Note and Warrant Purchase Agreement, dated September 30, 2004, by and among Langer, Inc., and the investors named therein, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.

10.11
Form of Warrant to purchase shares of the common stock of Langer, Inc., incorporated herein by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.

10.12†+	Stock Option Agreement between Langer, Inc. and W. Gray Hudkins, dated November 12, 2004.

10.13†+	Restricted Stock Agreement between Langer, Inc. and W. Gray Hudkins, dated November 12, 2004.

10.14†	Stock Option Agreement between Langer, Inc. and Kanders & Company, Inc. dated November 12, 2004.

10.15†
Patent License Agreement, including amendment no. 1 thereto, between Applied Elastomerics, Inc. and SSL Americas, Inc., dated effective November 30, 2001, incorporated herein by reference to Exhibit 10.41 of our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

10.16
Assignment and Assumption Agreement, dated as of September 30, 2004, by and between SSL Americas, Inc. and Silipos, Inc., incorporated herein by reference to Exhibit 10.42 of our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

10.17
License Agreement, dated as of January 1, 1997, by and between Silipos, Inc. and Gerald P. Zook, incorporated herein by reference to Exhibit 10.43 of our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

10.18
Copy of Sublease between Calamar Enterprises, Inc. and Silipos, Inc., dated May 21, 1998; First Amendment to Sublease between Calamar Enterprises, Inc. and Silipos, Inc., dated July 15, 1998; and Second Amendment to Sublease between Calamar Enterprises, Inc. and Silipos, Inc., dated March 1, 1999, incorporated herein by reference to Exhibit 10.45 of our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

10.19
Lease dated December 19, 2005, between the Company (as tenant) and 41 Madison, L.P., of office space at 41 Madison Avenue, New York, N.Y., incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 22, 2005.

10.20 +	Form of Amendment to Stock Option Agreement, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 27, 2005.

10.21 +	Form of Amendment to Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 27, 2005.

Exhibit No.	Description of Exhibit
10.22
Form of Note Purchase Agreement dated as of December 7, 2006, among the Company and the purchasers of the Company’s 5% Convertible Notes Due December 7, 2011, including letter amendment dated as of December 7, 2006, without exhibits, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 14, 2006.

10.23	Form of the Company’s 5% Convertible Note Due December 7, 2011, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 14, 2006.

10.24
Registration Rights Agreement dated as of January 23, 2007, by and between the Company, Peter A. Asch, Richard D. Asch, A. Lawrence Litke, and Joseph M. Candido, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 29, 2007.

10.25 +
Employment Agreement dated January 23, 2007, between Twincraft, Inc. and Peter A. Asch, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 29, 2007.

10.26+
Employment Agreement dated January 23, 2007, between Twincraft, Inc. and A. Lawrence Litke, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 29, 2007.

10.27+
Employment Agreement dated January 23, 2007, between Twincraft, Inc. and Richard Asch, incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 29, 2007.

10.28+
Consulting Agreement dated January 23, 2007, between Twincraft, Inc. and Fifth Element LLC, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 29, 2007.

10.29
Lease Agreement dated January 23, 2007, between Twincraft, Inc. and Asch Partnership, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 29, 2007.

10.30
Lease dated October 1, 2003 and as amended January 23, 2006, between Twincraft, Inc. and Asch Enterprises, LLC, incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 29, 2007.

10.31
Stock Purchase Agreement dated as of November 14, 2006, by and among Langer, Inc., Peter A. Asch, Richard D. Asch, A. Lawrence Litke, and Joseph M. Candido, incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 29, 2007.

10.32
Loan and Security Agreement dated as of May 11, 2007, between Wachovia Bank, National Association, and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2007.

10.33 +
Employment Agreement dated as of July 26, 2007, between the Company and Kathleen P. Bloch, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2007.

10.34 +
Employment Agreement dated as of October 1, 2007, between the Company and W. Gray Hudkins, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2007.

Exhibit No.	Description of Exhibit
10.35
Amendment dated June 21, 2007, to Loan and Security Agreement dated as of May 11, 2007, between Wachovia Bank, National Association, and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc.,  incorporated herein by reference to Exhibit 10.63 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

10.36
Amendment No. 2 dated as of October 1, 2007, to Loan and Security Agreement dated as of May 11, 2007, between Wachovia Bank, N.A., and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc., incorporated herein by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

10.37
Form of Indemnification Agreement between the Company and its executive officers and directors, incorporated herein by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

10.38
Amendment No. 3 dated as of April 16, 2008, to Loan and Security Agreement dated as of May 11, 2007, between Wachovia Bank, N.A., and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc., incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 18, 2008.

10.39
Form of Sublease between the Langer, Inc. as undertenant and Smile Train, Inc., as overtenant with respect to premises at 245 Fifth Avenue, New York, N.Y., incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 7, 2008.

10.40
Sale Agreement dated June 11, 2008, among Langer, Inc., as seller and Messrs. John Shero, Carl David Ray, and Ryan Hodge, as purchasers with respect to the outstanding membership interests in Regal Medical Supply, LLC., incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 17, 2008.

10.41
Share Purchase Agreement, dated as of July 31, 2008, by and among Langer Canada, Inc. and 9199-9200 Quebec, Inc., incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on August 1,  2008.

10.42
Amendment No. 4 dated October 24, 2008, to Loan and Security Agreement dated May 11, 2007, between Wachovia Bank, National Association, Langer, Inc.,  Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc.,  incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 30, 2008.

10.43
Asset Purchase Agreement dated as October 24, 2008, by and between Langer, Inc., and Langer Acquisition Corp.,  incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on October 30, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Principal Executive Officer.

Exhibit No.	Description of Exhibit
32.2	Section 1350 Certification by Principal Financial Officer.

†	Incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-120718) filed with the Securities and Exchange Commission on November 23, 2004.
+	This exhibit represents a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANGER, INC.

Date: March 24, 2009	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2009	By:	/s/ KATHLEEN P. BLOCH
Kathleen P. Bloch
Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2009	By:	/s/ WARREN B. KANDERS
Warren B. Kanders
Director

Date: March 24, 2009	By:	/s/ PETER A. ASCH
Peter A. Asch
Director

Date: March 24, 2009	By:	/s/ STEPHEN M. BRECHER
Stephen M. Brecher
Director

Date: March 24, 2009	By:	/s/ BURTT R. EHRLICH
Burtt R. Ehrlich
Director

Date: March 24, 2009	By:	/s/ STUART P. GREENSPON
Stuart P. Greenspon
Director

Date: March 24, 2009	By:	/s/ DAVID S. HERSHBERG
David S. Hershberg
Director

Date: March 24, 2009	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
Director

EXHIBIT LIST

Exhibit No.	Description of Exhibit

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002