Form 10-K/A
period 2008-12-31
LANGER INC
filed 2009-04-30
CIK 725460

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $7,458,237, as computed by reference to the closing sale price on the NASDAQ Global Market of such common stock ($1.21) multiplied by the number of shares of voting stock outstanding on June 30, 2007 held by non-affiliates (6,163,832 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the Company.

The number of shares of the registrant’s common stock outstanding at April 28, 2009 was 7,788,774 shares.

Explanatory Note

This Form 10-K/A, Amendment No. 1 is being filed in order to add the information required by Items 10 through 14 of Part III, which was originally intended to be incorporated into the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 24, 2009 (“Original Filing”) by reference to the information to be included in the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders. Except for the inclusion of the information described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and the registrant has not updated the disclosure contained therein to reflect any events which occurred subsequent to the filing of the Original Filing or to modify the disclosure contained in the Original Filing, except to the extent of the information included herein.

References in this report to “Langer,” “Company,” “we,” “our,” and “us,” refer to Langer, Inc. and, if so indicated or the context requires, includes our wholly-owned subsidiaries Twincraft, Inc. (“Twincraft”) and Silipos, Inc. (“Silipos”).

PART III

Item 10.   Directors and Executive Officers of the Company

(i)	Set forth below are the names of the persons who are the directors of Langer, Inc., their ages and respective business backgrounds, including directorships of other public companies:

Peter A. Asch, 48, became a director of the Company on January 23, 2007, immediately following our acquisition of Twincraft, Inc., from Mr. Asch and the other former holders of the Twincraft capital stock.  Mr. Asch serves as the President of Twincraft and of our personal care products division, and has been the Chief Executive Officer of Twincraft since 1995. Mr. Asch graduated with a B.S. in Political Science and International Relations from Queen’s University, located in Kingston, Ontario, in 1983.

Stephen M. Brecher, 69, has been a member of our Board of Directors since May 1, 2006 and is Chairman of our Audit Committee. In February 2006, he joined the certified public accounting firm of Weiser LLP as a Senior Advisor and currently serves as Partner in charge of the tax practice. Mr. Brecher was an independent consultant from April 2005 to January 2006 and was a principal of XRoads Solutions Group, an international consulting firm from September 2001 to March 2005. Prior thereto, he spent 33 years at KPMG LLP, a certified public accounting firm, 26 years of which as a tax partner specializing in international banking. Mr. Brecher is a CPA and attorney and a member of the New York State Bar. He also served as a member of the board of directors of Refco, Inc., a public company, from January 2006 through December 2006. The Board of Directors has identified Mr. Brecher as the audit committee financial expert under the listing requirements of the NASDAQ Global Market and has determined that Mr. Brecher is independent of the Company based on the NASDAQ Global Market’s definition of “independence.”

Burtt R. Ehrlich, 69, has been a member of our Board of Directors since February 13, 2001, and is a member of our Audit Committee, our Compensation Committee and our Nominating/Corporate Governance Committee. Mr. Ehrlich served as our Chairman of the Board of Directors from February 2001 until November 2004. Mr. Ehrlich served as a director of Armor Holdings, Inc., a manufacturer and supplier of military vehicles, armed vehicles and safety and survivability products and systems to the aerospace & defense, public safety, homeland security and commercial markets, which was listed on The New York Stock Exchange, from January 1996 until July 2007, when it was acquired by BAE Systems plc. Mr. Ehrlich has served as a member of the Board of Directors of Clarus Corporation since June 2002. Mr. Ehrlich served as Chairman and Chief Operating Officer of Ehrlich Bober Financial Corp. (the predecessor of Benson Eyecare Corporation) from December 1986 until October 1992, and as a director of Benson Eyecare Corporation from October 1992 until November 1995. Mr. Ehrlich is member of the Board of Trustees of The Arbitrage Fund, a registered investment company.

Stuart P. Greenspon, 69, has been a member of our Board of Directors since November 8, 2005 and is a member of our Compensation Committee. Mr. Greenspon has been an independent business consultant for more than 10 years. Prior to that, he was an owner and operating officer of Call Center Services, Inc. from 1990 to 1995 and of Pandick Technologies, Inc. from 1982 to 1989.

David S. Hershberg, 67, was appointed a Director in June 2008 and is a member of our Compensation Committee and our Nominating/Corporate Governance Committee.  Mr. Hershberg is a graduate of New York University and Harvard Law School and has had a distinguished career serving in various legal and business capacities for companies such as IBM, Shearson Lehman Brothers (Vice Chairman) , and Viatel, Inc. (Executive Vice President, Finance and Law), in addition to directorships at Bank Julius Baer and OutSource International.  Since 2006, Mr. Hershberg has served as a consultant to companies such as Aquiline LLC, The Solaris Group, Colchis Capital and CapIntro, in addition to serving on the board of directors for a number of private equity sponsored-owned businesses. From 1995 until 2006, Mr. Hershberg served as vice president and assistant general counsel responsible for the corporate legal group at IBM.

W. Gray Hudkins, 33, became our Chief Operating Officer effective as of October 1, 2004 and our President and Chief Executive Officer effective January 1, 2006. He became a director of the Company in June 2006. Mr. Hudkins served as Director of Corporate Development for Clarus Corporation from December 2002 until September 2004, as a principal in Kanders & Company from December 2003 until September 2004, and as Director of Corporate Development for the Company from April 2004 until September 2004. From February 2002 until December 2002, Mr. Hudkins served as Manager of Financial Planning and Development for Bay Travelgear, Inc., a branded consumer products company based in New York and Chicago. From April 2000 until February 2002, Mr. Hudkins served as an associate at Chartwell Investments LLC, a New York based private equity firm, and from August 1999 until April 2000, Mr. Hudkins served as an associate at Saunder, Karp & Megrue L.P., a private merchant bank based in Stamford, Connecticut. Mr. Hudkins graduated cum laude with an A.B. in Economics and a Certificate in Germanic Language and Literature from Princeton University in 1997.

Warren B. Kanders, 51, has been a Director and Chairman of our Board of Directors since November 12, 2004. Since May 2007, Mr. Kanders has served as a director of Highlands Acquisition Corp., a publicly-held blank check company formed with a focus on acquiring a business in the healthcare industry.  Mr. Kanders has served as the President of Kanders & Company, Inc. since 1990. Prior to the completion of the acquisition of Armor Holdings, Inc., formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems to the aerospace and defense, public safety, homeland security and commercial markets, by BAE Systems plc on July 31, 2007, he served as the Chairman of the Board of Armor Holdings, Inc. since January 1996 and as its Chief Executive Officer since April 2003. Mr. Kanders has served as a member of the Board of Directors of Clarus Corporation since June 2002 and as the Executive Chairman of Clarus Corporation’s Board of Directors since December 2002. Mr. Kanders has served as Non-Executive Chairman of the Board of Directors of Stamford Industrial Group, Inc. (formerly known as Net Perceptions, Inc.), a publicly-held company that, through its subsidiary, Concord Steel, is a leading independent manufacturer of steel counterweights, since October 3, 2006, and served as Executive Chairman of its Board of Directors from April 2004 through October 3, 2006. From October 1992 to May 1996, Mr. Kanders served as Founder and Vice Chairman of the Board of Benson Eyecare Corporation, a distributor of eye care products and services. Mr. Kanders received a B.A. degree in Economics from Brown University.

The terms of all directors expire at the time of the next annual meeting of shareholders of the Company.  There are no family relationships among the directors and/or executive officers identified in Paragraph (ii) of this Item 10.

(ii)	The following table sets forth the name, age and position of each of our executive officers as of April 28, 2009:

Name	Age	Position
W. Gray Hudkins	33	President and Chief Executive Officer, and Director
Peter A. Asch	48	President of Twincraft, Inc., President of our personal care products division, and Director
Kathleen P. Bloch	54	Vice President, Chief Operating Officer and Chief Financial Officer

Information about the business backgrounds of Messrs. Hudkins and Asch is set forth in paragraph (i) of this Item 10.  Ms. Bloch’s business background is as follows:

Kathleen P. Bloch, age 54, was appointed Chief Operating Officer of the Company on October 8, 2008.  Since September 4, 2007, Ms. Bloch has served, and continues to serve, as the Company’s Chief Financial Officer, Vice President and Secretary.  Prior to joining the Company in September 2007, Ms. Bloch was employed by The Silverman Group, of Short Hills, New Jersey, from January 2007 until September 2007. For 10 years prior thereto, she was employed by Silver Line Building Products Corporation, a leading, privately held manufacturer of vinyl windows. She served as Chief Financial Officer from 1999 until 2006, when the company was acquired by Andersen Corporation, a leading manufacturer of windows. Ms. Bloch received a Master of Business Administration in 1990 from LaSalle University, Philadelphia, Pennsylvania, and a Bachelor of Science in Accounting in 1978.

(iii)
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2008 were timely filed with the Commission and the NASDAQ Global Market.

(iv)
The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer, who are the Company’s principal executive officer and principal financial and accounting officer.   The code of ethics may be accessed at www.langercorporate.com, our Internet website, by clicking on “Investor Relations,” selecting “About our Company,” and then selecting “Corporate Governance”.  The Company intends to disclose future amendments to, or waivers from, certain provision of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Compensation Committee of the Board of Directors (the “Compensation Committee”) assists the Board in establishing compensation packages for the Company’s executive officers and non-employee directors and administering the Company’s incentive plans. The Compensation Committee is generally responsible for setting and administering the policies which govern annual  salaries of executive officers, raises and bonuses and certain awards of stock options, restricted stock awards and other awards, under the Company’s incentive plans and otherwise, and, where applicable, compliance with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “IRC”) and such responsibility is generally limited to the actions taken by the Compensation Committee, although at times the full Board has determined annual salaries of executive officers, raises and, where the Company has determined that compliance with the provisions of IRC Section 162(m) is not required, bonuses as well as grants of stock options and common stock without having first received recommendations from the Compensation Committee. From time to time, the Compensation Committee reviews our compensation packages to ensure that they remain competitive with the compensation packages offered by similarly-situated companies and continue to incentivize management and align management’s interests with those of our Stockholders.

The Compensation Committee is comprised of three directors.  Each member of the Compensation Committee meets the independence requirements specified by the NASDAQ Global Market and by Section 162(m) of the Internal Revenue Code.

Executive Compensation Philosophy

The general philosophy of our executive compensation program is to attract and retain talented management while ensuring that our executive officers are compensated in a way that advances the interests of our Stockholders. In pursuing these objectives, the Compensation Committee believes that it is critical that a substantial portion of each executive officer’s compensation be contingent upon our overall performance. The Compensation Committee is also guided by the principles that our compensation packages must be competitive, must support our overall strategy and objectives, must provide significant rewards for outstanding financial performance while establishing clear consequences for underperformance and must align management’s interests with the interests of shareholders by linking compensation with performance. Annual bonuses and long-term awards for our executive officers should take into account not only objective financial goals, but also individual performance goals that reinforce our core values, which include leadership, accountability, ethics and corporate governance. It is the Compensation Committee’s responsibility to determine the performance goals for the performance-based compensation payable to our named executive officers in compliance with section 162(m) of the IRC, subject to ratification by the Board. Subject to this limitation, the Compensation Committee may also make recommendations to the Board with respect to non-chief executive officer compensation and, either alone or with the other independent members of our Board, to determine and approve our Chief Executive Officer’s compensation.

In determining the compensation packages for our executive officers and non-employee directors, the Compensation Committee and the Board of Directors have evaluated the history and performance of the Company, previous compensation practices and packages awarded to the Company’s executive officers and non-employee directors, and compensation policies and packages awarded to executive officers and non-employee directors at similarly-situated companies.

Use of Outside Consultants

The Compensation Committee has the authority to retain and terminate any independent compensation consultant and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. In 2008, the Compensation Committee did not engage any such consultants.

Compensation Program Components

Our executive compensation program emphasizes company performance, individual performance and an increase in stockholder value over time in determining executive pay levels. Our executive compensation program consists of three key elements: (i) annual base salaries; (ii) a performance-based annual bonus; and (iii) periodic grants of stock options, restricted stock and performance shares. The Compensation Committee believes that this three-part approach best serves our and our Stockholders’ interests by motivating executive officers to improve our financial position, holding executives accountable for the performance of the organizations for which they are responsible and by attracting key executives into our service. Under our compensation program, annual compensation for executive officers is composed of a significant portion of pay that is “at risk” − specifically, the annual bonus, stock options, restricted stock and performance shares.

Annual Cash Compensation

Base Salary.  In reviewing and approving the base salaries of our executive officers, the Compensation Committee considers the scope of work and responsibilities, and other individual-specific factors; the recommendation of the Chief Executive Officer (except in the case of his own compensation); compensation for similar positions at similarly-situated companies; and the executive’s experience. Except where an existing agreement establishes an executive’s salary, the Compensation Committee reviews executive officer salaries annually at the end of the year and establishes the base salaries for the upcoming year. In 2008, the salaries for the Company’s named executive officers were established pursuant to their respective employment agreements.

Performance-Based Annual Bonus.  With regard to the compensation of the named executive officers subject to section 162(m) of the IRC, the Compensation Committee establishes the performance goals and then certifies the satisfaction of such performance goals prior to the payment of the performance-based bonus compensation. In reviewing and approving the annual performance-based bonus for our executive officers, the Compensation Committee may also consider an executive’s contribution to the overall performance of the Company as well as annual bonuses awarded to persons holding similar positions at similarly-situated companies. Bonuses may be paid under the 2007 Annual Incentive Plan, or otherwise at the discretion of the Compensation Committee or the Board.

Equity-Based Compensation

Executive officers of the Company and other key employees who contribute to the growth, development and financial success of the Company are eligible to be awarded stock options, shares of restricted common stock, bonuses of shares of common stock, and performance shares of common stock under our 2005 and 2007 Stock Incentive Plans and the 2007 Annual Incentive Plan. Awards under these plans help relate a significant portion of an employee’s long-term remuneration directly to stock price appreciation realized by all our Stockholders and aligns an employee’s interests with those of our Stockholders. The Compensation Committee believes equity-based incentive compensation aligns executive and stockholder interests because (i) the use of a multi-year lock-up schedule for equity awards encourages executive retention and emphasizes long-term growth, and (ii) paying a significant portion of management’s compensation in our equity provides management with a powerful incentive to increase stockholder value over the long term. In connection with the Company’s prior acceleration of the vesting and issuance of certain stock options, the Company required the optionees who do not have employment agreements with the Company to execute lock-up, confidentiality and non-competition agreements as a condition to the acceleration of such stock options. Such lock-up, confidentiality and non-competition agreements executed with the Company’s employees provide the Company with added protection. In addition, the lock-up restrictions serve as an employee retention mechanism since the lock-up restrictions will be extended for an additional five-year period in the event an employee terminates his/her employment with the Company while any of such lock-up restrictions are still in effect. The Compensation Committee determines appropriate individual long-term incentive awards in the exercise of its discretion in view of the above criteria and applicable policies.  In 2008, the Company did not grant any awards of restricted stock or options under any of the plans to any of its executive officers.

Perquisites and Other Personal and Additional Benefits

Executive officers participate in other employee benefit plans generally available to all employees on the same terms as similarly situated employees.

The Company maintains a qualified 401(k) plan that provides for a Company contribution based on a matching schedule of a maximum of the lower of (i) 25% of each given employee’s annual 401(k) contribution, or (ii) 4% of each given employee’s annual salary.  On February 9, 2009, the Company terminated its 401(k) match.

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

Accounting and Tax Considerations

Section 162(m) of the IRC generally disallows a tax deduction to public corporations for compensation, other than performance-based compensation, over $1,000,000 paid for any year to an individual who, on the last day of the taxable year, was (i) the Chief Executive Officer or (ii) among the four other highest compensated executive officers whose compensation is required to be reported in the Summary Compensation Table contained herein. Compensation programs generally will qualify as performance-based if (1) compensation is based on pre-established objective performance targets, (2) the programs’ material features have been approved by Stockholders, and (3) there is no discretion to increase payments after the performance targets have been established for the performance period. The Compensation Committee desires to maximize deductibility of compensation under Section 162(m) of the IRC to the extent practicable while maintaining a competitive, performance-based compensation program. However, the Compensation Committee also believes that it must reserve the right to award compensation which it deems to be in the best interests of our Stockholders but which may not be tax deductible under Section 162(m) of the IRC.

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

Role of Executive Officers in Compensation Decisions

The Compensation Committee determines the total compensation of our Chief Executive Officer and oversees the design and administration of compensation and benefit plans for all of the Company’s employees. Our Chief Executive Officer has met with the Compensation Committee to present topical issues for discussion and education as well as specific recommendations for review. The Chairman of the Board and the Chief Executive Officer may attend a portion of many Compensation Committee meetings. The Compensation Committee also obtains input from our legal, finance and tax functions, as appropriate.

Summary

The Compensation Committee believes that the total compensation package has been designed to motivate key management to improve the operations and financial performance of the Company, thereby increasing the market value of our Common Stock.

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company’s chief executive officer and other senior executive officers who served as such during the year ended December 31, 2008.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Award ($)		Option Award ($) (1)		All Other Compensation ($)		Total ($)
W. Gray Hudkins, President and Chief Executive Officer	2008 2007 2006	$300,000 300,000 275,000		$	− − 100,000	$	− − −	$	− −	$22,875 7,750 7,750	(2)	$322,875 307,750 382,750

Kathleen P. Bloch, Vice President, Chief Operating Officer and Chief Financial Officer	2008 2007	250,000 76,923	(4)		− −		− −		− −	2,875 −	(3)	252,875 76,923

Kathryn P. Kehoe, Senior Vice President	2008 2007 2006	56,250 228,845 200,000	(5)		− − 50,000		− − −		− 105,815 193,994	312 1,300 1,900	(6)	56,562 335,960 445,894

Peter A. Asch, President, Twincraft, Inc.	2008 2007	291,193 271,385	(7)		− −		− −		100,640 94,515	22,815 21,514	(8)	414,648 387,414

(1)
The amounts in the “Option Awards” column are calculated based on Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“FAS 123R”) (excluding any estimate for forfeitures). They equal the aggregate dollar amount of compensation expense related to stock options that was recognized in the Company’s financial statements contained on Form 10-K for the years ended December 31, 2008 and 2007. Under FAS 123R, a pro rata portion of the total expense at the time of grant is recognized over the vesting schedule of the grant. The initial expense is based on the fair value of the stock option as estimated using the Black-Scholes option-pricing model. The assumptions used to arrive at the Black-Scholes values are disclosed in Note 15, Stock Options, to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)
“All Other Compensation” amount shown for Mr. Hudkins in 2008 consists of $2,875 in contributions under the Company’s 401(k) defined contribution retirement plan and $20,000 in non-accountable expense allowance pursuant to Mr. Hudkins’ employment agreement.

(3)	“All Other Compensation” amount shown for Ms. Bloch in 2008 consists of $2,875 in contributions under the Company’s 401(k) defined contribution retirement plan.

(4)	Ms. Bloch joined the Company on September 4, 2007.

(5)	Ms. Kehoe voluntarily resigned as an officer and employee effective February 5, 2008.

(6)	“All Other Compensation” amount shown for Ms. Kehoe in 2008 consists of $312 in contributions under the Company’s 401(k) defined contribution retirement plan.

(7)	Mr. Asch joined the Company on January 23, 2007, in connection with the Twincraft acquisition.

(8)
“All Other Compensation” amount shown for Mr. Asch in 2008 includes $2,815 in contributions under the Company’s 401(k) defined contribution retirement plan and $20,000 in non-accountable expense allowance pursuant to Mr. Asch’s employment agreement.

Employment Agreements

W. Gray Hudkins

On October 9, 2007, the Company entered into a new employment agreement with W. Gray Hudkins, the Company’s President and Chief Executive Officer, replacing his prior employment agreement with the Company which expired on September 30, 2007. Under the new employment agreement, Mr. Hudkins’ base compensation is $300,000 per year, subject to increase as the Compensation Committee and the Board of Directors may determine from time to time. Mr. Hudkins is eligible for participation, at the discretion of the Compensation Committee and the Board of Directors, in the Company’s 2005 Stock Incentive Plan and 2007 Stock Incentive Plan, and to receive other benefits generally available to the Company’s executives, and to the maintenance of a $1 million life insurance policy payable to beneficiaries named by Mr. Hudkins. The term of the agreement is three years, with a one-year renewal option, subject to the right of either party to terminate the employment on notice. Mr. Hudkins has a right to six months’ severance if his employment is terminated by the Company without cause, or if the Company declines to renew the agreement for the one-year renewal term. The agreement contains certain confidentiality, non-competition, and non-solicitation provisions.   Effective January 1, 2009, Mr. Hudkins agreed to forego a portion of his salary and to receive a salary of $100,000 from the Company for fiscal year 2009.

Kathleen P. Bloch

On September 4, 2007, the Company entered into an employment agreement with Kathleen P. Bloch, the Company’s Vice President, Chief Operating Officer and Chief Financial Officer.  The employment agreement has a term of three years, subject to termination without cause at the discretion of either party. Ms. Bloch receives base compensation at the rate of $250,000 per year, and is eligible for discretionary bonuses as determined by the Compensation Committee from time to time. At the commencement of her employment commences on September 4, 2007, Ms. Bloch received a restricted stock award of 75,000 shares of common stock under the Company’s 2007 Stock Incentive Plan, which will vest in full upon the later to occur of (i) the Company’s achievement of trailing 12-month EBITDA of $25,000,000, and (ii) the Company’s common stock having a closing price of $15.00 for five trading days in any period of 10 consecutive trading days. The award will expire if it has not vested within 10 years, or if Ms. Bloch is no longer an employee of the Company. “EBITDA” is defined in the employment agreement and the related restricted stock award agreement to mean earnings (excluding non-recurring events in the discretion of the Board of Directors) before interest, taxes, depreciation and amortization in any four consecutive calendar quarters, as reflected in the Company’s Quarterly Reports on Form 10-Q or Annual Report on Form 10-K, as applicable, commencing with the quarter beginning October 1, 2007. In the event of a divestiture of a business unit of the Company, EBITDA for any such period of four quarters that includes the date of the divestiture shall be the greater of (i) the actual EBITDA for the relevant four quarters, and (ii) the sum of (A) the actual EBITDA through the date of divestiture and (B) the actual EBITDA from the date of divestiture less EBITDA attributable to the divested portion of the business plus an amount equal to 20% of the purchase price paid to the Company in the divestiture.

Peter A. Asch

On January 23, 2007, in connection with the Twincraft acquisition, Twincraft, which is now a wholly-owned subsidiary of the Company, entered into an employment agreement with Mr. Asch, who will serve as president of Twincraft. This agreement is for a term of three years and provides for initial base compensation of $294,000 per year (subject to increase at the discretion of the Company’s Board of Directors), plus annual discretionary bonuses. The agreement also provides that Mr. Asch will receive a non-accountable expense allowance at the rate of $20,000 per year, payable monthly. In addition, under the employment agreement, Mr. Asch received a stock option award under the Company’s 2005 Stock Incentive Plan to purchase 200,000 shares of the Company’s common stock having an exercise price equal to $4.20 per share, of which (i) 66,666 vest on January 23, 2009; (ii) 66,666 vest on January 23, 2010; and (iii) 66,667 vest on January 23, 2011. The employment agreement contains a non-competition covenant and non-solicitation provisions (relating to Twincraft’s and the Company’s employees and customers) effective during the term of his employment and for one year after any termination of Mr. Asch’s employment for cause, voluntarily or due to death or disability and for the duration of any extended severance period of up to 12 months in the event of termination of employment without cause due to failure to renew or extend this employment agreement.

Kathryn P. Kehoe

Ms. Kehoe, who voluntarily resigned as an officer and employee of the Company effective February 5, 2008, entered into an employment agreement with the Company dated as of January 16, 2006, that provided that she would serve as an executive of the Company for a term of three years, subject to termination without cause on notice. The agreement provided for an annual base salary of $200,000, subject to increase in the Board’s discretion, participation in incentive and bonus plans at the discretion of the Company’s Board of Directors, ten-year options to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $4.96 per share, vesting in three equal consecutive annual installments commencing on January 24, 2007. Ms. Kehoe also agreed to certain confidentiality, non-competition, and non-solicitation provisions. If Ms. Kehoe had been terminated by the Company without cause, she would have been entitled to receive her base compensation for a period of six months from the date of termination.

Grants of Plan-Based Awards

There were no awards to named executive officers in 2008 under the Company’s 2005 and 2007 Stock Incentive Plans.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock options and stock awards held by the named executive officers at December 31, 2008:

OPTION AWARDS								STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Gray Hudkins	50,000	(1)	—		—	$4.89	11/8/15	—	—	—		—
	137,500	(1)	—		—	6.52	6/23/15	—	—	—		—
	150,000	(1)	—		—	7.50	11/12/14	—	—	—		—
										275,000	(2)	$206,250
Kathleen P. Bloch	—		—		—	—	—	—	—	75,000	(3)	56,250
Peter A. Asch			200,000	(4)	—	4.20	1/23/11	—	—	—		—
Kathryn P. Kehoe(5)	—		100,000		—	4.96	1/24/16	—	—	75,000	(6)	56,250

(1)
On December 20, 2005 the Company accelerated the vesting date of unvested options to December 31, 2005. Thus, the options of Mr. Hudkins became fully vested on December 31, 2005. Effective December 31, 2005, the Company executed a lock-up agreement with Mr. Hudkins under which he is prohibited from selling, transferring, exchanging, hypothecating, granting a security interest in, pledging, or otherwise disposing of the shares acquirable upon exercise of his options until the expiration of various lock-up periods. As of the date hereof, 79,168 shares acquirable under Mr. Hudkins’ options are subject to the lock-up agreement. The lock-up periods expire with respect to 45,834 shares on December 31, 2009, and with respect to 33,334 shares on April 1, 2010.

(2)
Represents a restricted stock award to Mr. Hudkins under the 2005 Stock Incentive Plan which vests upon a change of control, or upon the Company’s achieving $10 million EBITDA in any trailing four-quarter period commencing with the period beginning January 1, 2007.

(3)
Represents a restricted stock award to Ms. Bloch under the 2007 Stock Incentive Plan which vests upon the Company’s achieving $25 million EBITDA in any trailing four-quarter period commencing with the period beginning October 1, 2007, and the fair market value of the Company’s stock is not less than $15.00 in any five consecutive trading days.

(4)
Stock options issued under the 2005 Stock Incentive Plan granted to Mr. Asch in connection with the Company’s purchase of Twincraft on January 23, 2007. The options vest in three equal consecutive annual tranches commencing January 23, 2009.

(5)	Ms. Kehoe resigned effective February 5, 2008, and her rights to the options and restricted stock awards terminated upon her resignation.

(6)
Represents a restricted stock award to Ms. Kehoe under the 2005 Stock Incentive plan which was to vest upon a change of control, or upon the Company’s achieving $10 million EBITDA in any trailing four-quarter period commencing with the period beginning January 1, 2008. The award was terminated upon her resignation on February 5, 2008.

Option Exercises and Stock Vested During Fiscal 2008

There were no options exercised by any of the Company’s named executive officers, and no vesting of stock award held by the Company’s named executive officers, in the year ended December 31, 2008.

Pension Benefits — Fiscal 2008

There were no pension benefits earned by the Company’s named executive officers in the year ended December 31, 2008.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering its named executive officers.

Potential Payments Upon Termination or Change of Control

The information below reflect the amount of compensation to each of the named executive officers of the Company in the event of termination of such executive’s employment under the following circumstances: voluntary termination by the executive, termination for cause by the Company, termination without cause by the Company, termination following a change of control, and termination on account of disability or death of the executive. The amounts shown assume that such termination was effective as of December 31, 2008, and thus include amounts earned through such time and estimates of the amounts which would be paid out to the executives upon their termination under the circumstances indicated. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Payments Made Upon Termination.   Regardless of the manner in which a named executive officer’s employment terminates, he or she may be entitled to receive amounts earned during his term of employment.

Payments Made Upon a Change of Control.   Named executive officers may be entitled to additional amounts if he or she is terminated following a change of control.  Generally, pursuant to the named executive officers’ employment agreements, a change of control is deemed to occur in the event that:

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

W. Gray Hudkins

In the event Mr. Hudkins voluntarily terminates his employment with the requisite 90 days notice or if his employment is terminated by the Company with cause, he is not entitled to any compensation payments following the date of termination.

If Mr. Hudkins’ employment is terminated by the Company without cause, Mr. Hudkins would be entitled to receive his base salary then in effect ($300,000 as of December 31, 2008) for a period of six (6) months ($150,000) plus six (6) months non-accountable expense allowances ($10,000).  If Mr. Hudkins’ employment agreement expires without renewal, he would be entitled to receive his base salary then in effect ($300,000 as of December 31, 2008) for a period of six (6) months ($150,000) plus six (6) months non-accountable expense allowance ($10,000). If the Company elects, it may continue to pay base salary to Mr. Hudkins for an additional six months, provided he continues to comply with the terms and conditions of the non-competition and non-solicitation provisions in his employment agreement.

In the event of a change of control, Mr. Hudkins would immediately vest in 275,000 shares of restricted stock awards granted to him under the 2005 Incentive Stock Award Plan. At December 31, 2008, based upon the closing common stock market price of $0.75, these awards would be worth $206,250.  All lock-up agreements with respect to common stock acquirable upon exercise of Mr. Hudkins’ options would automatically expire upon a change of control.

Upon the event of his death or disability, Mr. Hudkins’ estate would be entitled to receive base compensation for the remainder of the month for which death or disability occurred, which would not exceed $25,000. Upon Mr. Hudkins’ death, his beneficiary would receive the proceeds of a $1 million life insurance policy.

Kathleen P. Bloch

If Ms. Bloch’s employment is terminated by the Company with or without cause, or if she voluntarily terminates her employment with the requisite two-weeks notice, she is not entitled to any compensation payments following the date of termination. In addition, Ms. Bloch is not entitled to any potential payments upon a change of control. Upon the event of her death or disability, Ms. Bloch’s estate would be entitled to receive base compensation for the remainder of the month for which death or disability occurred, which would not exceed $20,834.

Kathryn P. Kehoe

Ms. Kehoe, Senior Vice President, resigned effective February 5, 2008, and is not entitled to any potential payments upon termination or upon change of control.

Peter A. Asch

In the event that the Company terminates Mr. Asch’s employment without cause prior to January 23, 2010, he is entitled to receive twelve months base compensation ($294,000), provided he complies with the terms and conditions of his employment agreement. If Mr. Asch’s employment is terminated by the Company with cause or if he voluntarily terminates his employment, he is not entitled to any compensation payments following the date of termination. In addition, Mr. Asch is entitled to receive base compensation for the remainder of the month for which death or disability occurred, which would not exceed $24,500.

Director Summary Compensation Table

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2008:

Name(1)	Fees Earned or Paid in Cash ($)		Stock Options ($)(2)		Total ($)
Warren B. Kanders (3)	$	−	$	−	$	−
Stephen M. Brecher		25,000		13,500		38,500
Burtt R. Ehrlich		25,000		13,500		38,500
Stuart P. Greenspon		15,000		13,500		28,500
David S. Hershberg		3,750		13,500		17,250

(1)
W. Gray Hudkins, the Company’s President and Chief Executive Officer, and Peter A. Asch, the President of Twincraft, Inc., are not included in this table. Messrs. Hudkins and Asch are employees of the Company and receive no additional compensation for their services as directors. The compensation for Mr. Hudkins and Mr. Asch as employees of the Company is shown in the Summary Compensation Table and other tables in “Executive Compensation” showing compensation of named executive officers. Mr. Asch was not an employee or director of the Company prior to January 23, 2007.

(2)
On August 5, 2008, each non-management director received a grant of 15,000 immediately vested options to purchase shares of the Company’s common stock at $0.90 per share, the closing price of the stock on the date of the grant.

(3)
Warren B. Kanders, the Company’s Chairman, does not receive compensation in his role as a director of the Company.  Mr. Kanders is a principal of Kanders & Company, which receives consulting fees from the Company.  See “Certain Relationships and Related Transactions” set forth in Item 13 below.

In 2009, the non-management directors of the Company other than Mr. Kanders, will each receive cash in the amount of $15,000 which is payable in quarterly installments during the course of the year. In addition, the Chairs of the Compensation Committee and the Audit Committee will each be paid an additional $10,000 in 2009 to serve as the Chairs of such committees, which will be payable in quarterly installments during the course of the year.

COMPENSATION COMMITTEE REPORT

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in the 2009 Proxy Statement:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Proxy Statement with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the SEC.

MEMBERS OF THE COMPENSATION
COMMITTEE

Burtt R. Ehrlich (Chairman)
Stuart P. Greenspon
David S. Hershberg

Compensation Committee Interlocks and Insider Participation

During 2008, none of the members of our Compensation Committee, (i) served as an officer or employee of the Company or its subsidiaries, (ii) was formerly an officer of the Company or its subsidiaries or (iii) entered into any transactions with the Company or its subsidiaries, other than stock option agreements and restricted stock awards. During 2008, none of our executive officers (i) served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 28, 2009, certain information regarding beneficial ownership of our common stock by (a) each person or entity who is known to us owning beneficially 5% or more of our common stock, (b) each of our directors, (c) each of our named executive officers and (d) all named executive officers and directors as a group. Unless otherwise indicated, each of the Stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 245 Fifth Avenue, Suite 2201, New York, New York 10016.  As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days after the date of this filing on Form 10-K/A.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent (1)
Warren B. Kanders, Chairman of the Board of Directors One Landmark Square Stamford, CT 06901	3,798,055	(2)	39.79%

David M. Knott 485 Underhill Blvd. Syosset, NY 11791	1,716,112	(3)	18.06%

York Credit Opportunities Fund, LP c/o York Capital Management 767 Fifth Avenue, 17th Floor New York, NY 10153	1,072,570	(4)	12.10%

Wynnefield Capital Management, LLC 450 7th Avenue, Suite 509 New York, NY 10123	858,056	(5)	9.92%

Ashford Capital Management, Inc. P.O. Box 4172 Wilmington, DE 19807	794,679	(6)	9.42%

Peter A. Asch, Director and President of Twincraft, Inc. 2 Tigan Street Winooski, VT 0540	716,523	(7)	9.12%

Bank of America Corporation 100 North Tryon Street Charlotte, NC 28255	657,984	(8)	8.45%

Atlas Capital, SA 116 Rue Du Rhone Case P.O. 3658 CH-1211 Geneve 3 Switzerland	600,970	(9)	7.51%

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent (1)
Stephen M. Brecher, Director	52,500	(10)	*

Burtt R. Ehrlich, Director	222,805	(11)	2.82%

Stuart P. Greenspon, Director	214,816	(12)	2.73%

David S. Hershberg, Director	15,000	(13)	*

W. Gray Hudkins, Director, President and Chief Executive Officer	418,529	(14)	5.12%

Kathleen P. Bloch, Vice President, Chief Operating Officer and Chief Financial Officer	53,629	(15)	*

Directors and executive officers as a group (8 persons)	5,491,918	(16)	54.09%

* Less than 1%

(1)
The applicable percentage of beneficial ownership is based on 7,788,774 shares of common stock outstanding as of April 28, 2009, plus, with respect to particular persons, shares of common stock that may be acquired upon exercise or conversion of warrants, options or rights which are currently exercisable or exercisable within 60 days of the date of this filing on Form 10K/A, including conversion of the Company’s outstanding 5% convertible subordinated notes due December 7, 2011 (the “Notes”).

(2)
Includes 1,491,856 shares presently issued and outstanding held by Langer Partners, LLC, 475,000 shares presently issued and outstanding held by Kanders & Company, Inc. (“Kanders & Company”) and 75,000 common shares presently issued and outstanding held by Mr. Kanders; 515,000 shares acquirable upon the exercise of options awarded to Mr. Kanders (91,667 of which are subject to a lock-up agreement that expires April 1, 2010); 669,044 shares acquirable upon conversion of $3,118,880 in principal amount of the Notes held by Mr. Kanders as trustee for  members of his family; 457,155 shares acquirable upon conversion of $2,131,120 in principal amount of Notes held by Mr. Kanders individually or through related entities; 15,000 shares acquirable under warrants held by Langer Partners, LLC; and 100,000 shares acquirable upon exercise of options held by Kanders & Company. Mr. Kanders, who is the Chairman of our Board of Directors, is the sole voting member and sole manager of Langer Partners, LLC, and the sole stockholder of Kanders & Company. Does not include 500,000 shares awarded to Mr. Kanders as a restricted stock award under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), which award is not presently vested and which is not expected to vest within 60 days after the date hereof.

(3)
Includes 1,716,112 shares acquirable upon conversion of $8,000,000 in principal amount of Notes held by Mr. Knott and related entities controlled by Mr. Knott. Based on information in the Schedule 13G, as amended, filed on February 14, 2007 by Mr. Knott and certain affiliates, Mr. Knott shares voting power with respect to certain of such shares with an affiliate.

(4)
Represents 1,072,570 shares acquirable upon conversion of $5,000,000 in principal amount of Notes held by York Credit Opportunities Fund, LP.  The share ownership is based solely upon the Notes issued to York Credit Opportunities Fund, L.P.

(5)
Represents 343,222 shares acquirable upon conversion of $1,600,000 in principal amount of Notes held by Wynnefield Small Cap Value Offshore Fund, Ltd., 214,514 shares acquirable upon conversion of $1,000,000 in principal amount of Notes held by Wynnefield Partners Small Cap Value, LP, and 300,320 shares acquirable upon conversion of $1,400,000 in principal amount of Notes held by Wynnefield Partners Small Cap Value LP I (collectively, the “Wynnefield Entities”).  Messrs. Nelson Obus and Joshua Landes are the co-managing members of these three funds or the companies that own these funds and have the shared power to vote and dispose of the shares of our common stock issuable upon conversion of the Notes owned by the Wynnefield Entities. The share ownership is based solely upon Notes issued to the Wynnefield Entities.

(6)
Includes 643,541 shares issuable upon conversion of $3,000,000 in principal amount of Notes held by Ashford Capital Management, Inc. Based upon information in the Schedule 13G, as amended, filed on February 17, 2009 by Ashford Capital Management, Inc.

(7)	Includes 66,667 shares, but excludes 133,333 shares, acquirable by Mr. Asch under options which vest in three equal annual consecutive tranches commencing on January 23, 2009.

(8)	Based upon information in Schedule 13G filed by Bank of America Corporation on February 7, 2008.

(9)	Includes 214,514 shares acquirable upon conversion of $1,000,000 in principal amount of Notes held by Atlas Capital, S.A.

(10)
Consists of 52,500 shares acquirable under options awarded to Mr. Brecher. Does not include 7,500 shares awarded to Mr. Brecher as a restricted stock award under the 2005 Plan, which award is not presently vested and which is not expected to vest within 60 days after the date hereof.

(11)
Includes 111,376 options granted to Mr. Ehrlich. Does not include 7,500 shares awarded to Mr. Ehrlich as a restricted stock award under the 2005 Plan, which award is not presently vested and which is not expected to vest within 60 days after the date hereof.

(12)
Includes 52,500 shares acquirable upon exercise of options granted to Mr. Greenspon, and 32,177 shares issuable upon conversion of a Note held by Mr. Greenspon in the principal amount of $150,000. Does not include (i) 41,903 shares held by his wife, Ms. Camilla Trinchieri, as to which Mr. Greenspon disclaims beneficial ownership, (ii) 10,726 shares issuable upon conversion of a Note held by his wife as to which Mr. Greenspan disclaims beneficial ownership, or (iii) 7,500 shares awarded to Mr. Greenspon as a restricted stock award under the 2005 Plan, which award is not presently vested and is not expected to vest within 60 days after the date hereof.

(13)	Includes 15,000 shares acquirable upon exercise of options granted to Mr. Hershberg.

(14)
Includes 337,500 shares acquirable upon exercise of options granted to Mr. Hudkins.  Of the shares acquirable under options held by Mr. Hudkins, 62,500 shares are subject to a lock-up agreement which expires with respect to 45,834 shares on December 31, 2009 and with respect to 16,666 shares on April 1, 2010. Does not include 275,000 shares awarded to Mr. Hudkins as a restricted stock award under the 2005 Plan, which award is not and is not expected to vest within 60 days after the date hereof.  Includes 53,629 shares issuable upon conversion of a Note in the principal amount of $250,000 held by Mr. Hudkins.

(15)
Includes 53,629 shares issuable upon conversion of a Note in the principal amount of $250,000 held by Ms. Bloch.  Does not include a restricted stock award of 75,000 shares of common stock granted to Ms. Bloch under the Company’s 2007 Stock Incentive Plan, which will vest in full upon the later to occur of (i) the Company’s achievement of trailing 12-month EBITDA of $25,000,000, and (ii) the Company’s common stock having a closing price of $15.00 for five trading days in any period of 10 consecutive trading days. The award would expire if it has not vested on or before September 4, 2017, or if Ms. Bloch is no longer an employee of the Company at the time of vesting. For a description of the definition of EBITDA used in Ms. Bloch’s employment agreement, see “Employment Agreements – Kathleen P. Bloch,” below.

(16)	Includes 2,477,548 shares acquirable upon exercise of stock options and warrants, or conversion of Notes, held by such persons.

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreement with Kanders & Company.  On November 12, 2004, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc., the sole stockholder of which is Warren B. Kanders, the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder.  The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide the Company with strategic consulting and corporate development services for a term of three years. Kanders & Company and Mr. Kanders are required to devote only as much time to the Company’s business as they deem appropriate. Pursuant to the Consulting Agreement, Kanders & Company is entitled to an annual fee of $300,000 and may receive separate compensation for assistance, at the Company’s request, with certain transactions or other matters to be determined by the Board from time to time.  During 2008, Kanders & Company continued to render consulting services to the Company and the Company continued to pay for such services in accordance with the terms of the expired Consulting Agreement, as approved by the Board. The Company expects to negotiate a new consulting agreement with Kanders & Company during 2009.  The Company has also agreed to provide Kanders & Company with indemnification protection, which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error, or misstatement by Kanders & Company alleged by any claimant.

5% Convertible Subordinated Notes.  On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 (the “Notes”) in a private placement.  Warren B. Kanders, the Company’s Chairman of the Board of Directors, purchased $2,000,000 of the Notes, and Stuart P. Greenspon, a director of the Company, purchased $150,000 of the Notes.  The number of shares of common stock issuable on conversion of the Notes, as of December 31, 2008, is 6,195,165, subject to adjustment for stock splits, stock dividends and certain issuances of common stock hereafter at prices less than the current conversion price, and the conversion price as of such date was $4.6617.  During the year ended December 31, 2008, Mr. Kanders purchased $3,250,000 of the Notes and  W. Gray Hudkins, President and Chief Executive Officer, and Kathleen P. Bloch,  the Company’s Chief Operating Officer and Chief Financial Officer, each purchased $250,000 of the Notes from prior Note holders.

Lease Agreement — Winooski, Vermont.   On January 23, 2007, in connection with the acquisition by the Company of Twincraft, Inc. (“Twincraft”) from four individuals, including Peter A. Asch, President of Twincraft and one of the Company’s directors and a nominee for election as a director, Twincraft entered into a lease agreement (the “Winooksi Lease”) with Asch Partnership, a Vermont general partnership, the principals of which are the father and uncle of Mr. Asch. Pursuant to the Winooski Lease, Twincraft leases approximately 90,500 square feet of space in Winooski, Vermont, for use as a manufacturing facility. The Winooski Lease runs for seven years, commencing January 23, 2007 (the “Initial Term”) and is subject to an additional seven year term at Twincraft’s option (the “Extended Term”). Base rent during year one of the Initial Term was $362,000 per annum, is $452,500 in the lease year commencing January 23, 2008, and remains $452,500 per annum for the remaining five years of the Initial Term. Additionally, Twincraft has an option to purchase the property covered by the Winooski Lease for $4,000,000 during the third through seventh years of the Initial Term, and at fair market value during the Extended Term. Twincraft is also responsible for payments to cover taxes and operating expenses relating to the Winooksi Lease.

Lease Agreement — Essex, Vermont.   On January 23, 2007, in connection with the Twincraft acquisition, Twincraft entered into an amendment to its existing sublease agreement dated October 1, 2003 (the “Essex Lease”) with Asch Enterprises, LLC (“Asch Enterprises”), a Vermont limited liability company, the principal of which is Mr. Asch. Pursuant to the Essex Lease, Twincraft leases approximately 76,000 square feet in Essex, Vermont, for use as a warehouse facility. The term of the Essex Lease expires on October 1, 2010. Base rent during the term of the Essex Lease is $303,600 per annum. In the event Asch Enterprises exercises its option under the prime lease to purchase the property covered by the Essex Lease, Asch Enterprises will pay Twincraft 25% of the rent paid by Asch Enterprises to the over-landlord of the Essex Lease subsequent to the closing of the Twincraft acquisition. Twincraft is also responsible for payments to cover taxes and operating expenses relating to the Essex Lease.

Insurance Commissions and Advisory Fees.  In connection with the Company’s provision of health insurance and related employee benefits, the Company retained, on April 11, 2008, the advisory services of Krauter & Company, of New York, New York, an insurance broker that employs Garrison Hudkins, who is a brother of W. Gray Hudkins. For the year ending December 31, 2008, Krauter & Company earned insurance brokerage commissions and advisory fees of approximately $29,830 out of the insurance premiums paid by the Company with respect thereto. A portion of such commissions and advisory fees may be directly or indirectly paid to Garrison Hudkins. The Company believes the price and other terms of such insurance coverage and the fees for advisory services are no less favorable than could be obtained from an unrelated party.

Review of Transactions with Related Persons.   The transactions described above involving Mr. Asch was the result of arm’s length negotiations which were closed prior to his becoming a director or a stockholder of the Company. The transaction with respect to the Notes was a private placements of unregistered convertible debt securities, and the rates and terms of the transactions were set by the Board of Directors based on its estimates of the rates and other terms that would enable the Company to raise the targeted amount of funds, and after arms-length negotiations with certain purchasers of the Notes. The Board consulted with an independent investment banker who acted as a placement agent in connection with the private placements. Mr. Kanders purchased less than 7% of Notes. The Consulting Agreement with Kanders & Company, was approved by the Board of Directors immediately prior to Mr. Kanders’ joining the Board and was based upon a review of compensation paid by other public companies for the kinds of services to be rendered under the Consulting Agreement. The Board of Directors has a general practice of requiring directors interested in a transaction not to participate in deliberations or to vote upon transactions in which they have an interest, and to be sure that transactions with directors, executive officers and major shareholders are on terms that align the interests of the parties to such agreements with the interests of the Stockholders.

Consulting Agreement between W. Gray Hudkins and Kanders & Company.

Effective January 1, 2009, W. Gray Hudkins, the Company’s President and Chief Executive Officer and a director of the Company, entered into an agreement with Kanders & Company, the sole stockholder of which is Warren B. Kanders, the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC, the Company’s largest stockholder, pursuant to which Mr. Hudkins is entitled to receive annual compensation of $200,000 from Kanders & Company in consideration of Mr. Hudkins providing certain consulting services to Kanders & Company.

Item 14. Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by BDO Seidman, LLP for the years ended December 31, 2008 and 2007 were:

	2008	2007
Audit Fees	$297,000	$548,158
Audit Related Fees	67,812	154,791
Tax Fees	89,205	61,015
Total	$454,017	$763,964

Audit Fees.  The Audit Fees for the years ended December 31, 2008 and 2007, respectively, were for professional services rendered for the audit of our consolidated financial statements for such years, and for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for 2008 and 2007. In addition, Audit Fees for such years also include fees for services rendered to us by BDO Seidman, LLP for statutory audits and review of documents filed with the Commission.

Audit Related Fees.   The Audit Related Fees for the year ended December 31, 2008 were related to the divestitures of various businesses during 2008.  The Audit Related Fees for the year ended December 31, 2007 were for accounting services related to the allocation of purchase price and review of the pro forma financial information of businesses acquired in 2007.

Tax Fees.   Tax Fees as of the years ended December 31, 2008 and 2007 were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and advice, including assistance with and representation in tax audits and appeals, and advice related to asset disposals and mergers and acquisitions.

All Other Fees.   There were no other fees incurred for the years ended December 31, 2008 and 2007.

Auditor Independence.   The Audit Committee has considered the non-audit services provided by BDO Seidman, LLP and determined that the provision of such services had no effect on BDO Seidman, LLP’s independence from the Company.

Audit Committee Pre-Approval Policy and Procedures.   The Audit Committee must review and pre-approve all audit and non-audit services provided by BDO Seidman, LLP, our independent registered public accounting firm, and has adopted a Pre-approval Policy which requires all audit and non-audit services to be approved by the Audit Committee before services are rendered. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the accountants’ independence. The Audit Committee will only pre-approve services which it believes will not impair our accountants’ independence. The term of any pre-approval is twelve months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

Each pre-approval request shall be accompanied by detailed back-up documentation regarding the specific services to be provided. The pre-approval request shall identify whether the proposed services was initially recommended by the auditor. Each pre-approval request for any non-audit service must be accompanied by a statement of the accountants (which may be in writing or given orally to the Audit Committee) as to whether, in the accountants’ view, the request or application is consistent with the Commission’s rules on auditor independence.

For the fiscal years ended December 31, 2008 and 2007, the Audit Committee has not waived the pre-approval requirement for any services rendered by BDO Seidman, LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Exhibit No.	Description of Exhibit
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

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 24, 2009.

23.1	Consent of BDO Seidman, LLP, incorporated herein by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 24, 2009.

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Principal Executive Officer.

32.2	Section 1350 Certification by Principal Financial Officer.

†	Incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-120718) filed with the Securities and Exchange Commission on November 23, 2004.

+	This exhibit represents a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANGER, INC.

Date: April 30, 2009	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2009	By:	/s/ KATHLEEN P. BLOCH
Kathleen P. Bloch
Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2009	By:	/s/ WARREN B. KANDERS
Warren B. Kanders
Director

Date: April 30 , 2009	By:	/s/ PETER A. ASCH
Peter A. Asch
Director

Date: April 30, 2009	By:	/s/ STEPHEN M. BRECHER
Stephen M. Brecher
Director

Date: April 30 , 2009	By:	/s/ BURTT R. EHRLICH
Burtt R. Ehrlich
Director

Date: April 30, 2009	By:	/s/ STUART P. GREENSPON
Stuart P. Greenspon
Director

Date: April 30, 2009	By:	/s/ DAVID S. HERSHBERG
David S. Hershberg
Director

Date: April 30, 2009	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
Director

EXHIBIT LIST

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002