Form 10-Q
period 2009-03-31
LANGER INC
filed 2009-05-11
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12991

LANGER, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2239561
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

245 Fifth Avenue, Suite 2201, New York, New York 10016
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

YES   ☒                           NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Common Stock, Par Value $.02 — 7,788,774 shares as of May 8, 2009.

INDEX

LANGER, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$3,698,909	$4,003,460
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $145,815 and $171,929, respectively	5,320,969	5,591,824
Inventories, net	6,657,973	6,865,294
Prepaid expenses and other current assets	1,605,567	1,517,929
Total current assets	17,283,418	17,978,507

Property and equipment, net	9,256,583	9,314,299
Identifiable intangible assets, net	9,814,340	10,079,499
Goodwill	15,898,063	15,898,063
Other assets	640,828	894,539
Total assets	$52,893,232	$54,164,907
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,410,445	$2,579,976
Other current liabilities	2,485,828	2,609,225
Total current liabilities	5,896,273	5,189,201

Long-term debt:
5% Convertible Notes, net of debt discount of $1,200,000 at March 31, 2009 and $300,264 at December 31, 2008	27,680,000	28,579,736
Obligation under capital lease	2,700,000	2,700,000
Deferred income taxes payable	698,010	1,773,210
Other liabilities	5,000	—
Total liabilities	36,979,283	38,242,147
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 11,588,512 shares	231,771	231,771
Additional paid in capital	53,530,703	53,957,470
Accumulated deficit	(35,801,881)	(36,336,206)
Accumulated other comprehensive income	513,380	536,893
	18,473,973	18,389,928
Treasury stock at cost, 3,016,760 and 2,830,635 shares, respectively	(2,560,024)	(2,467,168)
Total stockholders’ equity	15,913,949	15,922,760
Total liabilities and stockholders’ equity	$52,893,232	$54,164,907

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2009	2008

Net sales	$9,064,923	$11,389,604
Cost of sales	6,911,697	8,112,844
Gross profit	2,153,226	3,276,760

General and administrative expenses	2,054,241	2,872,448
Selling expenses	1,176,318	1,358,687
Research and development expenses	234,905	269,795
Operating loss	(1,312,238)	(1,224,170)
Other expense, net:
Interest income	8,704	9,892
Interest expense	(645,288)	(553,574)
Other	24,714	(809)
Other expense, net	(611,870)	(544,491)
Loss from continuing operations before income taxes	(1,924,108)	(1,768,661)
Benefit from (provision for) income taxes	1,075,200	(8,000)
Loss from continuing operations	(848,908)	(1,776,661)
Discontinued Operations:
Loss from operations of discontinued subsidiaries	(75,876)	(64,758)
Provision for income taxes	—	(10,182)
Loss from discontinued operations	(75,876)	(74,940)
Net Loss	$(924,784)	$(1,851,601)

Net Loss per common share:
Basic and diluted:
Loss from continuing operations	$(0.10)	$(0.16)
Loss from discontinued operations	(0.01)	(0.01)
Basic and diluted loss per share	$(0.11)	$(0.17)
Weighted average number of common shares used in computation of net (loss) per share:
Basic and diluted	8,659,474	11,136,860

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended March 31, 2009
(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
				Additional		Foreign		Total
	Common Stock		Treasury	Paid-in	Accumulated	Currency	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Translation	Income (Loss)	Equity
Balance at January 1, 2009	11,588,512	$231,771	$(2,467,168)	$53,957,470	$(36,336,206)	$536,893		$15,922,760
Cumulative effect of change in accounting principal related to adoption of EITF 07-5. See Note 1.	—	—	—	(476,873)	1,459,109	—		982,236
Net loss	—	—	—	—	(924,784)	—	$(924,784)	―
Foreign currency adjustment	—	—	—	—	—	(23,513)	(23,513)	―
Total comprehensive loss	—	—	—	—	—	—	$(948,297)	(948,297)
Stock-based compensation expense	—	—	—	50,106				50,106
Purchase of Treasury Stock	—	—	(92,856)					(92,856)
Balance at March 31, 2009	11,588,512	$231,771	$(2,560,024)	$53,530,703	$(35,801,881)	$513,380		$15,913,949

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(924,784)	$(1,851,601)
Loss from discontinued operations	75,876	74,940
Loss from continuing operations	(848,908)	(1,776,661)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	673,721	1,221,742
Loss on receivable settlement	―	49,000
Amortization of debt acquisition costs	90,081	88,652
Amortization of debt discount	112,500	22,205
Stock-based compensation expense	50,106	37,109
Reduction in fair value of derivative	(25,000)	―
Provision for doubtful accounts receivable	9,011	27,388
Deferred income tax (benefit) provision	(1,075,200)	8,000
Changes in operating assets and liabilities:
Accounts receivable	247,655	(1,168,808)
Inventories	196,315	(253,873)
Prepaid expenses and other current assets	(41,165)	(167,254)
Other assets	739	―
Accounts payable and other current liabilities	639,062	1,792,428
Net cash provided by (used in) operating activities of continuing operations	28,917	(120,072)
Net cash provided by operating activities of discontinued operations	―	105,166
Net cash provided by (used in) operating activities	28,917	(14,906)
Cash Flows From Investing Activities:
Purchase of property and equipment	(350,846)	(296,740)
Net proceeds from sale of subsidiary	116,418	808,169
Net cash provided by (used in) investing activities for continuing operations	(234,428)	511,429
Net cash used in investing activities of discontinued operations	―	(75,374)
Net cash provided by (used in) investing activities	(234,428)	436,055

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the three months ended March 31,
	2009		2008

Cash Flows From Financing Activities:
Purchase of treasury stock		(92,856)	(694,975)
Repayment of note payable		―	(9,469)
Net cash used in financing activities of continuing operations		(92,856)	(704,444)
Net cash used in financing activities of discontinued operations		―	―
Net cash used in financing activities		(92,856)	(704,444)
Effect of exchange rate changes on cash		(6,184)	(16,561)
Net increase (decrease) in cash and cash equivalents		(304,551)	(299,856)
Cash and cash equivalents at beginning of period		4,003,460	2,422,453
Cash and cash equivalents at end of period		$3,698,909	$2,122,597

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$110,753	$85,856
Income Taxes		$4,600	$29,350
Supplemental Disclosures of Non Cash Investing Activities:
Note receivable related to sale of subsidiary	$	―	$221,230
Supplemental Disclosures of Non Cash Financing Activities:
Accounts payable and accrued liabilities relating to property and equipment		$101,295	$101,797

See accompanying notes to unaudited condensed consolidated financial statements.

LANGER, INC. AND SUBSIDIARIES

Notes To Unaudited Condensed Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies and Other Matters

(a)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), other than the purchases and sale of affiliates discussed herein, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the related financial statements and consolidated notes, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company classifies as discontinued operations for all periods presented any component of our business that is probable of being sold or has been sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes.  For those components, the Company has no significant continuing involvement after disposal, and their operations and cash flows are eliminated from the ongoing operations.  Sales of significant components of the business not classified as discontinued operations are reported as a component of income from continuing operations.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” results of operations of Langer (UK) Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), Bi-Op Laboratories, Inc. (“Bi-Op”), and the Langer branded custom orthotics and related products business for the current and prior period have been reported as discontinued operations.  The Company sold the capital stock of Langer UK to a third party on January 18, 2008, sold its entire membership interest in Regal to a group of investors, including a member of Regal’s management, on June 11, 2008, sold all of the capital stock of Bi-Op on July 31, 2008, and sold substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008.

(b)   Non-recurring, non-cash benefit

In the three months ended March 31, 2009, the Company realized a non-recurring, non-cash benefit from income taxes of approximately $1,075,000.  This benefit results from the reversal of a previously established tax valuation allowance which is no longer required as a result of a change in the estimated useful life of the Silipos tradename from an indefinite life to a useful life of 18 years effective January 1, 2009.

(c)   Seasonality

Factors which can result in quarterly variations include the timing and amount of new business generated by us, the timing of new product introductions, our revenue mix, and the competitive and fluctuating economic conditions in the medical and skincare industries.

(d)   Stock-Based Compensation

The total stock compensation expense for the three months ended March 31, 2009 and 2008 was $50,106 and $37,109, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

 The Company accounts for share-based compensation cost in accordance with SFAS No. 123(R), “Share-Based Payment.”  The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model.  The compensation cost is recognized over the service period which is usually the vesting period of the award.  Expected volatility is based on the historical volatility of the price of the Company’s stock.  The risk-free interest rate is based on Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” as amended.

(e)   Fair Value Measurements

SFAS No. 157 “Fair Value Measurements”, was adopted January 1, 2008 and provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted SFAS No. 157 for non-financial assets and liabilities as of January 1, 2009 which did not have a material impact on the results of operations. On a non-recurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. During the fourth quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level one— Quoted market prices in active markets for identical assets or liabilities;

•	Level two— Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three— Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The following table identifies the financial assets and liabilities that are measured at fair value by level at March 31, 2009:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$3,759,826	$—	$—
Liabilities:
Derivative	$—	$—	$5,000

A level 3 unobservable input is used when little or no market data is available. The derivative liability is valued using the Black-Scholes option pricing model using various assumptions.  These assumptions are more fully discussed below.

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities valued using significant unobservable inputs (level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative
Beginning balance— January 1, 2009	$30,000
Total (gains) and losses included in earnings	(25,000)
Ending balance— March 31, 2009	$5,000

Total gains and losses included in earnings for the three months ended March 31, 2009 are reported as other income in the consolidated statements of operations.

Although there were no fair value adjustments to non-financial assets, the following table identifies the non-financial assets that would be measured at fair value on a non-recurring basis by level as of March 31, 2009:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Identifiable Intangible Assets	$—	$—	$9,814,340	$—
Goodwill	—	—	15,898,063	—
Total	$—	$—	$25,712,403	$—

Identifiable intangible assets and goodwill are valued using discounted cash-flow and earnings capitalization models.

(f)    Discount on Convertible Debt

In June 2008, the Emerging Issues Task Force of the FASB published EITF Issue 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (“EITF 07-5”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities”.  EITF 07-5 addresses the issue of the determination of whether a free-standing equity-linked instrument should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period.  EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption was not permitted.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting principle through a cumulative effect adjustment to retained earnings upon adoption.  The Company has completed an analysis as it pertains to the conversion option in its convertible debt, which was triggered by the reset provision, and has determined that the fair value of the derivative liability was $30,000 and the debt discount was $1,312,500 at January 1, 2009.  As of March 31, 2009 the derivative liability was $5,000.  We estimate the fair value of the derivative liability using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2009	January 1, 2009
Annual dividend yield	—	—
Expected life (years)	2.67	2.94
Risk-free interest rate	1.16%	1.00%
Expected volatility	80%	80%

Expected volatility is based upon our review of historical volatility.  We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of the derivative liability.  We currently have no reason to believe future volatility over the expected remaining life of this conversion option is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the conversion option.  The risk-free interest rate is based on three-year U.S. Treasury securities.  The Company recorded an adjustment to retained earnings in the amount of $1,459,109, which represents the cumulative change in the fair value of the conversion option, net of the impact of amortization of the additional debt discount from date of issuance of the notes (December 8, 2006) through adoption of this pronouncement.  In addition, as required by EITF 07-5, the Company recorded an adjustment to reduce additional paid in capital in the amount of $476,873, which represents the reversal of the value of the debt discount that was recorded in paid in capital in connection with a reset of the bond conversion price in January 2007.  The debt discount will be amortized over the remaining life of the debt resulting in greater interest expense in the future.  The Company recognized an additional $87,834 of interest expense in the three months ended March 31, 2009.

(g)   Other Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest of an acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No.141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier application was prohibited.  The Company did not complete any acquisitions in the three months ended March 31, 2009 and therefore the adoption of SFAS No. 141 (R) had no effect upon the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures and Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position or results of operations.

(h)   Stock Repurchase

In accordance with the previously announced stock repurchase program, the Company purchased 186,125 shares of its common stock at prices ranging from $0.38 to $0.60 during the three months ended March 31, 2009.  As of March 31, 2009, the Company held 3,016,760 shares at a cost of $2,560,004.  In addition, from April 1, 2009 to April 15, 2009, the Company purchased an additional 782,978 shares at prices ranging from $0.40 to $0.53.  As of April 15, 2009, the Company has acquired a total of 3,715,438 shares at an average price of $0.74 per share and at a cost of $2,765,389 under this program.

(2) Discontinued Operations

During the year ended December 31, 2008, the Company completed the sale of Langer UK on January 18, 2008, Regal on June 11, 2008, Bi-Op on July 31, 2008 and substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008.  In accordance with SFAS No. 144, the results of operations of these wholly owned subsidiaries and businesses for the current and prior periods have been reported as discontinued operations.  For the three months ended March 31, 2009, the Company recognized an additional loss of $75,876 related to the sale of Regal.  Operating results of these wholly owned subsidiaries and businesses, which were formerly included in the medical products and Regal segments, are summarized as follows:

	Three Months Ended March 31,
	2009	2008
Revenues:
Langer UK	$—	$—
Regal	—	1,001,255
Bi-Op	—	617,467
Langer branded custom orthotics	—	2,769,845
Total revenues	$—	$4,388,567

Net loss from operations	$—	$(75,509)
Loss on sale	(75,876)	—
Other income, net	—	10,751
Loss before income taxes	(75,876)	(64,758)
Provision for income tax	—	(10,182)
Loss from discontinued operations	$(75,876)	$(74,940)

Income (loss) from discontinued operations, net of any tax benefit, is comprised of the following for the three months ended March 31, 2009 and 2008:

	2009	2008
Langer UK	$—	$—
Regal	(75,876)	(82,244)
Bi-Op	—	(42,688)
Langer branded custom orthotics	—	49,992
Total	$(75,876)	$(74,940)

(3) Identifiable Intangible Assets

Identifiable intangible assets at March 31, 2009 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names – Silipos	18	2,688,000	37,334	2,650,666
Repeat customer base – Silipos	7	1,680,000	1,227,292	452,708
License agreements and related technology – Silipos	9.5	1,364,000	646,105	717,895
Repeat customer base – Twincraft	19	4,814,500	1,203,041	3,611,459
Trade names – Twincraft	23	2,629,300	247,688	2,381,612
		$13,175,800	$3,361,460	$9,814,340
Identifiable intangible assets at December 31, 2008 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names – Silipos	Indefinite	2,688,000	―	2,688,000
Repeat customer base – Silipos	7	1,680,000	1,158,994	521,006
License agreements and related technology – Silipos	9.5	1,364,000	610,211	753,789
Repeat customer base – Twincraft	19	4,814,500	1,107,988	3,706,512
Trade names – Twincraft	23	2,629,300	219,108	2,410,192
		$13,175,800	$3,096,301	$10,079,499

On January 1, 2009, the Company evaluated the asset lives of its intangible assets and had a change in estimate related to the Silipos tradename.  This tradename was previously classified as an indefinite lived asset which was not amortized.  The Company has determined the life to be 18 years and began amortizing the tradename on January 1, 2009.  This change in estimate will result in an increase in amortization expense of approximately $150,000 in each year.

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended March 31, 2009 and 2008 was $265,158, and $281,136, respectively. As of March 31, 2009, the estimated future amortization expense is $796,772 for 2009, $1,029,227 for 2010, $764,794 for 2011, $895,676 for 2012, $825,059 for 2013 and $5,502,812 thereafter.

(4) Inventories, net

Inventories, net, consisted of the following:
	March 31, 2009	December 31, 2008
Raw materials	$4,283,169	$4,010,119
Work-in-process	276,259	287,823
Finished goods	2,803,368	3,177,620
	7,362,796	7,475,562
Less: Allowance for excess and obsolescence	704,823	610,268
	$6,657,973	$6,865,294

(5) Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A. (“Wachovia”), expiring on September 30, 2011.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $3 million for term loans, and a sub-limit of $4 million on loans against inventory.  The Credit Facility bears interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined.  The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos and Twincraft) and any other company or person that hereafter becomes a borrower or owner of any property in which the lender has a security interest under the Credit Facility.  As of March 31, 2009, the Company had no outstanding advances under the Credit Facility and has approximately $5.6 million available under the Credit Facility related to eligible accounts receivable and inventory.  In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

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

 If the Company’s availability is less than $3 million, the Credit Facility requires compliance with various covenants including but not limited to a fixed charge coverage ratio of not less than 1.0 to 1.0.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At March 31, 2009, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $429,000, and other outstanding letters of credit of approximately $713,000.

To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of three eights of one percent (0.375%) on the unused portion of the loan commitment. The Company paid Wachovia a closing fee in the amount of $75,000 in August 2007. In addition, the Company paid legal and other costs associated with obtaining the credit facility of $319,556 in 2007.  In April 2008, the Company paid a $20,000 fee to Wachovia related to an amendment of the credit facility, which has been recorded as a deferred financing cost and is being amortized over the remaining term of the Credit Facility.  As of March 31, 2009, the Company had unamortized deferred financing costs in connection with the Credit Facility of $238,934.  Amortization expense for the three months ended March 31, 2009 and 2008 was $23,893 and $22,465, respectively.

(6) Segment Information

 At March 31, 2009, the Company operated in two segments (medical products and personal care).  Our medical products segment, which previously included Langer UK, Bi-Op and the Langer branded custom orthotics and related products business, includes the orthopedic and prosthetic products of Silipos.  The personal care segment includes the operations of Twincraft and the personal care products of Silipos.  Regal operated in its own segment until its sale in 2008.  Assets and expenses related to the Company’s corporate offices are reported under “other” as they do not relate to any of the operating segments.  There were no intersegment sales during the period.

Segment information for the three months ended March 31, 2009 and 2008 is summarized as follows:

Three months ended March 31, 2009	Medical Products	Personal Care	Other	Total
Net sales	$2,096,443	$6,968,480	—	$9,064,923
Gross profit	935,300	1,217,926		2,153,226
Operating (loss) income	(76,926)	(348,275)	(887,037)	(1,312,238)
Total assets as of March 31, 2009	17,786,424	29,070,955	6,035,853	52,893,232

Three months ended March 31, 2008	Medical Products	Personal Care	Other	Total
Net sales	$2,874,765	$8,514,839	$—	11,389,604
Gross profit	1,502,659	1,774,101	—	3,276,760
Operating (loss) income	495,524	(139,094)	(1,580,600)	(1,224,170)
Total assets as of March 31, 2008	18,375,173	36,367,081	6,117,665	60,859,919

Geographical segment information for the three months ended March 31, 2009 and 2008 is summarized as follows:

Three months ended March 31, 2009	United States	Canada	Europe	Other	Total
Net sales to external customers	$7,506,762	$171,342	$1,036,425	$350,394	$9,064,923
Gross profit	1,572,010	30,521	394,499	156,196	2,153,226
Operating (loss) income	(1,324,502)	(4,943)	9,646	7,561	(1,312,238)
Total assets as of March 31, 2009	52,568,810	—	324,422	—	52,893,232

Three months ended March 31, 2008	United States	Canada	Europe	Other	Total
Net sales to external customers	$9,151,883	$528,334	$1,021,173	$688,214	$11,389,604
Gross profit	2,324,394	101,896	490,677	359,793	3,276,760
Operating (loss) income	(1,541,509)	(1,613)	179,716	139,234	(1,224,170)
Total assets as of March 31, 2008	60,330,107	—	529,812	—	60,859,919

  (7) Comprehensive Loss

The Company’s comprehensive loss was as follows:
	Three months ended March 31,
	2009	2008
Net loss	$(924,784)	$(1,851,601)
Other comprehensive loss:
Change in equity resulting from translation of financial statements into U.S. dollars	(23,513)	(73,642)
Comprehensive loss	$(948,297)	$(1,925,243)

(8) Income (Loss) per share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted loss per share computations for the three months ended March 31, 2009 and 2008 exclude approximately 1,728,000 and 1,823,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009 and 2008, the Company held 3,016,760 and 451,652 shares, respectively, of treasury stock which are not included in the loss per share computation.

 The following table provides a reconciliation between basic and diluted (loss) earnings per share:

	Three months ended March 31,
	2009			2008
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and diluted EPS	$(924,784)	8,659,474	$(0.11)	$(1,843,601)	11,136,860	$(.17)

(9) Related Party Transactions

5% Convertible Subordinated Notes.   On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 in a private placement. The number of shares of common stock issuable on conversion of the notes, as of March 31, 2009, is 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances.   During the year ended December 31, 2008, the Company’s Chairman of the Board of Directors and largest beneficial shareholder, Warren B. Kanders, purchased $3,250,000, and President and CEO, W. Gray Hudkins, and CFO and COO, Kathleen P. Bloch, each purchased $250,000 of the Company’s 5% Convertible Notes from the prior note holders. Mr. Kanders and related entities, including a trust controlled by Mr. Kanders (as a trustee for a member of his family) collectively own $5,250,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.

(10) Litigation

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents.  (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.)  The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos.  Silipos has paid royalties to Dr. Gerald P. Zook, but Dr. Zook claims that greater royalties are owed.  Silipos vigorously disputes any liability and contests his theory of damages. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. Arbitration hearings were conducted on February 2-6, 2009 at which time Dr. Zook sought almost $1 million in damages and a declaratory judgment with respect to royalty reports.  Post-arbitration briefs were filed and a decision is expected by June 30, 2009.

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

Twincraft, a manufacturer of bar soap, focuses on the health and beauty, direct marketing, amenities, and mass market channels, was acquired in January, 2007, and Silipos, which offers gel-based personal care products which moisturize and provide comfort, was acquired in September 2004.

Operating History

Prior to 2008, Langer owned a diverse group of subsidiaries and businesses including Twincraft, Silipos, the Langer branded custom orthotics and related products business, Langer UK Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), and Bi-Op Laboratories, Inc. (“Bi-Op”).  In November 2007, we began a study of strategic alternatives available to us with regard to our various operating companies.  During 2008, the Company sold Langer UK, Bi-Op, Regal, and the Langer branded custom orthotics business, as further discussed below:

Sale of Langer (UK) Limited

On January 18, 2008, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, Langer UK, to an affiliate of Sole Solutions, a retailer of specialty footwear based in the United Kingdom.  The sales price was $1,155,313, of which $934,083 was paid in cash at closing and the remaining $221,230 is evidenced by a note receivable.  The note bears interest at 8.5% per annum with quarterly payments of interest.  The entire principal balance on the note receivable is due in full on January 18, 2010.  This balance is included in prepaid expenses and other current assets at March 31, 2009 and in other assets at December 31, 2008.  In addition, upon closing, the Company entered into an exclusive sales agency agreement and distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel.  These agreements have terms of three years.

Sale of Regal Medical Supply, LLC

On June 11, 2008, the Company sold its entire membership interest of its wholly-owned subsidiary, Regal, to a group of investors, including a member of Regal’s management.  The sales price was $501,000, which was paid in cash at closing. The Company recorded a loss before income taxes on this sale of $1,929,564, which included an impairment of $1,277,521 related to goodwill and transaction costs of $69,921. This loss is included in loss from operations of discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2008.  For the quarter ended March 31, 2009, the Company recorded an additional $75,876 non-cash loss from discontinued operations which is a result of a change in the Company’s estimate of the loss associated with the lease of the offices formerly used by Regal in King of Prussia, PA.

Sale of Bi-Op Laboratories, Inc.

On July 31, 2008, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Bi-Op, to a third party, which included the general manager of Bi-Op. The sales price of $2,040,816 was paid in cash at closing, and was subject to adjustment following the closing to the extent that working capital, as defined by the purchase agreement, is less or greater than $488,520. In October 2008, a working capital adjustment due to the Company in the amount of $325,961 was agreed to by both parties to the transaction. The Company recorded a loss before income taxes on this sale of $659,798, which included an impairment of goodwill of $808,502 and transaction costs of $334,594.  This loss is included in loss from operations of discontinued subsidiaries in the consolidated statement of operations for the year ended December 31, 2008.

Sale of Langer Branded Custom Orthotics Assets and Liabilities

On October 24, 2008, the Company sold substantially all of the operating assets and liabilities of the Langer branded custom orthotics and related products business to a third party. The sales price was approximately $4,750,000, of which $475,000 was held in escrow for up to 12 months to satisfy indemnification claims of the purchaser. As of March 31, 2009, the $475,000 is included in prepaid expenses and other current assets.  The sales price was subject to adjustment within 90 days of closing to the extent that working capital, as defined by the purchase agreement, was less or greater than $1,100,000 as of the closing date.  In January 2009, a working capital adjustment due to the Company in the amount of $116,418 was agreed to by both parties to the transaction.  The Company recorded a loss before income taxes on this sale of $179,715, which included an impairment of $1,672,344 related to goodwill and transaction costs of $565,327.  This loss is included in loss from operations of discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2008.  In connection with this sales transaction, the Company surrendered its right to continue to use the Langer name and trademark, and accordingly, the Company has agreed to seek a change of its corporate name at its next annual shareholders’ meeting.

Through April 30, 2009, the sales of these businesses generated approximately $7.2 million in cash proceeds, which the Company has deployed in part to purchase its own capital stock in the market and has retained for future needs.  The Company also holds approximately $160,000 in notes receivable and expects to receive $237,500 in October 2009, which represents the remainder of the funds currently held in escrow.

We believe that along with strengthening our balance sheet through these divestitures, by retaining Twincraft and Silipos we have honed our focus on our two largest and most significant businesses.  In addition, during 2008 we streamlined the corporate structure of the Company, significantly reducing general and administrative expenses.  We expect this streamlined and focused organization will enhance our ability to develop and market innovative products.

In addition, our Board has authorized the purchase of up to $6,000,000 of our outstanding common stock.  In connection with this matter, the Company’s senior lender, Wachovia Bank, National Association, had waived, until April 15, 2009, the provisions of the Credit Facility that would otherwise preclude the Company from making such repurchases.  From January 2008 through April 15, 2009, the Company has purchased 3,715,438 of its common shares at a cost of $2,765,389 (or $0.74 per share) including commissions paid.

Recent Developments

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

For the three months ended March 31, 2009 and 2008, we derived approximately 23.1% and approximately 25.2% of our revenues, respectively, from our medical products segment and approximately 76.9% and approximately 74.8%, respectively, from our personal care segment.

For the three months ended March 31, 2009 and 2008, we derived approximately 84.7% and approximately 85.0%, respectively, of our revenues from North America, and approximately 15.3% and approximately 15.0%, respectively, of our revenues from outside North America. Of our revenue derived from North America for the three months ended March 31, 2009 and 2008, approximately 97.8% and approximately 94.5%, respectively, was generated in the United States and approximately 2.2% and approximately 5.5%, respectively, was generated from Canada.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes on critical estimates since year end.

Because of our strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (48.6% at March 31, 2009 and 48.0% at December 31, 2008) of our total assets.  As prescribed under FAS 142 “Goodwill and Other Intangible Assets,” we test annually for possible impairment to goodwill.  We engage a valuation analysis expert to prepare the models and calculations used to perform the tests, and we provide them with information regarding our reporting units’ expected growth and performance for future years.  The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time.  The Company continually monitors the expected cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets.  Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

As of March 31, 2009, the Company’s market capitalization was approximately $3,000,000, which is substantially lower than the Company’s estimated combined fair values of its three reporting units.  The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units as of October 1, 2008 (the annual testing date) to its market value (based upon its stock price at March 31, 2009), which included the quantification of a controlling interest premium.  In addition, the Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:

•	The Company’s stock is thinly traded;

•	The decline in the Company’s stock price during 2009 is not correlated to a change in the overall operating performance of the Company; and

•	Previously unseen pressures on the stock price are in place given the global financial and economic crisis.

There can be no assurances that the Company’s estimated fair value of its reporting units will be reflected in the Company’s market capitalization in the future.

Three months ended March 31, 2009 and 2008

During 2008, the Company sold all of the outstanding stock of Langer UK, sold our entire membership interest in Regal, sold all of the outstanding stock of Bi-Op, and sold substantially all of the operating assets and liabilities of the Langer custom branded orthotics business (“Langer Branded Orthotics”).  The results of operations of Langer UK, Regal, Bi-Op, and Langer Branded Orthotics are reflected as discontinued operations in the three months ended March 31, 2009 and 2008.

Net loss from continuing operations for the three months ended March 31, 2009 was approximately $(849,000), or $(0.10) per share on a fully diluted basis, compared to a net loss of approximately $(1,777,000), or $(0.16) per share on a fully diluted basis for the three months ended March 31, 2008.  The operating results for the three months ended March 31, 2009 include a non-recurring, non-cash deferred tax benefit of approximately $1,075,000.  This benefit results from the reversal of a previously established tax valuation allowance which is no longer required as a result of a change in the estimated useful life of the Silipos tradename from an indefinite life to a useful life of 18 years effective January 1, 2009.  The Company’s net loss from continuing operations before income taxes was approximately $(1,924,000) for the three months ended March 31, 2009, compared to a net loss from continuing operations before income taxes of approximately $(1,769,000) for the three months ended March 31, 2008.  The increase in the Company’s net loss from continuing operations before income taxes is due to the decline in gross profit of approximately $1,124,000, primarily as a result of the approximately $2,325,000 decline in sales when comparing the first three months of 2009 to the first three months of 2008, which is offset by reductions in general and administrative expenses of approximately $818,000 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

 Net sales for the three months ended March 31, 2009 were approximately $9,065,000, compared to approximately $11,390,000 for the three months ended March 31, 2008, a decrease of approximately $2,325,000, or 20.4%.  Both of the Company’s operating subsidiaries, Twincraft and Silipos, experienced declines in sales when comparing the first three months of 2009 to the first three months of 2008.  Twincraft’s net sales for the three months ended March 31, 2009 were approximately $6,638,000, a decline of approximately $1,272,000 or 16.1% as compared to net sales of approximately $7,910,000 for the three months ended March 31, 2008.  Silipos’ net sales for the three months ended March 31, 2009 were approximately $2,426,000, a decline of approximately $1,053,000 or 30.3% as compared to net sales of approximately $3,479,000 for the three months ended March 31, 2008.  These declines are primarily the result of the current economic conditions, which are characterized by lower consumer demand, retailer’s and distributor’s programs to reduce inventory, and the reluctance of our customers to launch new products.

Twincraft’s sales are reported in the personal care products segment.  Also included in the personal care products segment are the net sales of Silipos personal care products, which were approximately $330,000 in the three months ended March 31, 2009, a decrease of approximately $274,000 or 45.4% as compared to Silipos’ net sales of personal care products of approximately $604,000 for the three months ended March 31, 2008.  This change is primarily a result of the economic factors discussed above.

Net sales of medical products were approximately $2,096,000 in the three months ended March 31, 2009, compared to approximately $2,875,000 in the three months ended March 31, 2008, a decrease of approximately $779,000, or 27.1%.  The decrease was primarily due to fewer new product launches in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

Cost of sales, on a consolidated basis, decreased approximately $1,201,000, or 14.8%, to approximately $6,912,000 for the three months ended March 31, 2009, compared to approximately $8,113,000 for the three months ended March 31, 2008.   Cost of sales as a percentage of net sales was 76.2% for the three months ended March 31, 2009, as compared to cost of sales as a percentage of net sales of 71.2% for the three months ended March 31, 2008.  The increase in cost of goods sold as a percentage of net sales is primarily attributable to the shift of Twincraft’s net sales toward the amenity business, which historically carries lower gross margins than the health and beauty market.  For the three months ended March 31, 2009, amenity sales represented approximately 42.2% of Twincraft’s net sales, as compared to 33.3% of Twincraft’s net sales for the three months ended March 31, 2008.  In addition, both manufacturing facilities experienced lower overhead absorption due to lower production volumes in the three months ended March 31, 2009 as compared to the same period in 2008.

Cost of sales in the personal care products segment were approximately $5,750,000 in the three months ended March 31, 2009 compared to approximately $6,741,000 in the three months ended March 31, 2008, primarily as a result of the factors discussed above.

 Cost of sales in the medical products segment were approximately $1,162,000, or 55.4% of medical products net sales in the three months ended March 31, 2009, compared to approximately $1,372,000, or 47.7% of medical products net sales in the three months ended March 31, 2008, largely due to lower production levels which resulted in lower overhead absorption.

Consolidated gross profit decreased approximately $1,124,000, or 34.3%, to approximately $2,153,000 for the three months ended March 31, 2009, compared to approximately $3,277,000 in the three months ended March 31, 2008. Consolidated gross profit as a percentage of net sales for the three months ended March 31, 2009 was 23.8%, compared to 28.8% for the three months ended March 31, 2008. The principal reasons for the decrease in gross profit are reductions in net sales, the movement of Twincraft’s business to amenities, and lower overhead absorption.

General and administrative expenses for the three months ended March 31, 2009 were approximately $2,054,000, or 22.7% of net sales, compared to approximately $2,872,000, or 25.2% of net sales for the three months ended March 31, 2008, a decrease of approximately $818,000.  Approximately $385,000 of the decrease is related to reductions in salaries, rents, and professional fees as a result of our effort to redact our corporate overhead structure.  Approximately $348,000 of the reduction is due to our acceleration of the depreciation on the leasehold improvements at our former corporate offices which was recorded in the three months ended March 31, 2008.  In addition, our amortization of intangible assets is approximately $75,000 lower in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

 Selling expenses decreased approximately $182,000, or 13.4%, to approximately $1,176,000 for the three months ended March 31, 2009, compared to approximately $1,359,000 for the three months ended March 31, 2008. Selling expenses as a percentage of net sales were 13.0% in the three months ended March 31, 2009, compared to 11.9% in the three months ended March 31, 2008. The decreases are due to reductions in spending on discretionary selling expenses.

 Research and development expenses decreased from approximately $270,000 in the three months ended March 31, 2008, to approximately $235,000 in the three months ended March 31, 2009, a decrease of approximately $35,000, or 12.9%, which was primarily attributable to decreases in consulting services.

Interest expense was approximately $645,000 for the three months ended March 31, 2009, compared to approximately $554,000 for the three months ended March 31, 2008, an increase of approximately $91,000. The principal reason for the increase was that the three months ended March 31, 2009 included approximately $89,000 of additional amortization of the debt discount on the Company’s 5% Convertible Notes resulting from the adoption of EITF 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock”, which became effective January 1, 2009.

The three months ended March 31, 2009 include a loss of approximately $76,000 from discontinued operations, which was a result of a change in the Company’s estimate of the loss associated with the lease of the offices formerly used by Regal in King of Prussia, PA.

Liquidity and Capital Resources

Working capital as of March 31, 2009 was approximately $11,387,000, compared to approximately $12,789,000 as of December 31, 2008. Unrestricted cash balances were approximately $3,699,000 at March 31, 2009, as compared to approximately $4,003,000 at December 31, 2008.

 Net cash provided by operating activities of continuing operations was approximately $29,000 in the three months ended March 31, 2009. The net cash provided is attributable to our loss from operations of approximately $849,000, and non-cash tax benefit of approximately $1,075,000 and a reduction of $25,000 in the market value of a derivative liability, all of which were offset by depreciation, amortization, and other non-cash expenses of approximately $900,000 and changes in our current assets and liabilities of approximately $1,078,000.  Net cash used by operating activities of continuing operations was approximately $120,000 for the three months ended March 31, 2008. The net cash used in operating activities of continuing operations for the three months ended March 31, 2008 is attributable to our operating loss of $1,777,000, which was offset by non-cash depreciation, amortization, and other expenses of approximately $1,454,000 and changes in the balances of current assets and liabilities.

Net cash used in investing activities of continuing operations was approximately $234,000 in the three months ended March 31, 2009.  Net cash provided by investing activities of continuing operations was approximately $511,000 in the three months ended March 31, 2008.  Cash flows used in investing activities of continuing operations for the three months ended March 31, 2009 were as a result of cash provided from the sale of Langer Branded Orthotics of approximately $116,000, offset by approximately $350,000 of cash used to purchase equipment.  Net cash provided by investing activities of continuing operations in the three months ended March 31, 2008 reflects the net cash proceeds from the sale of Langer UK of approximately $808,000, offset by purchases of property and equipment of approximately $297,000.

 Net cash used in financing activities in the three months ended March 31, 2009 and 2008 was approximately $93,000 and $704,000, respectively.  Cash used in financing activities for the three months ended March 31, 2009 represents amounts used to purchase treasury stock.  Net cash used in financing activities for the three months ended March 31, 2008 was approximately $704,000, which represents approximately $695,000 used to purchase treasury stock and approximately $9,000 related to the payment on a note payable to our former landlord.

In the three months ended March 31, 2009, we generated a net loss of approximately $(925,000), compared to a net loss of approximately $(1,852,000) for the three months ended March 31, 2008, a decrease in net loss of approximately $927,000.  There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs.  We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot make any assurances that any such funds will be available to us on favorable terms, or at all.

Our Credit Facility with Wachovia Bank expires on September 30, 2011.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million.  The Credit Facility bears interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined.  The obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in all the assets of the Company and its subsidiaries.  The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million.  As of March 31, 2009, the Company does not have any outstanding advances under the Credit Facility and has approximately $7.4 million (which includes approximately $1.8 million in term loans based upon the value of Twincraft’s machinery and equipment) available under the Credit Facility.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit.  At March 31, 2009, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $429,000, and other outstanding letters of credit of approximately $713,000.

Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”).  The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes, including an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes (collectively, the “Underlying Shares”) in January, 2007, and filed Amendment No. 1 to the registration statement in November, 2007, Amendment No. 2 in April 2008, and Amendments No. 3 and 4 in June 2008; the registration statement was declared effective on June 18, 2008.  The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007.  For each of the three months ended March 31, 2009 and 2008 the Company recorded interest expense related to the 5% Convertible Notes of approximately $361,000.  At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes.  On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares.  This resulted in an original debt discount of $476,873.  Effective January 1, 2009, the Company has complied with the provisions of EITF 07-5, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” which required a retrospective adjustment to the debt discount.  At January 1, 2009, the debt discount was adjusted to $1,312,500.  This amount will be amortized over the remaining term of the 5% Convertible Notes and will be recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the three months ended March 31, 2009 was approximately $112,500.

The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes may not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); and (iv) at any time after December 7, 2007, if the closing price of the common stock of the Company on the NASDAQ (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into common stock at the conversion price then applicable.  The Company had a Special Meeting of Stockholders on April 19, 2007, at which the Company’s stockholders approved the issuance by the Company of the shares acquirable on conversion of the 5% Convertible Notes.

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

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,700,000 as of March 31, 2009, and the Company’s obligations under its Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm. Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment of principal on the 5% Convertible Notes. The amortization of these costs for the three months ended March 31, 2009 was $66,187.

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of March 31, 2009, the Company’s obligation under capital lease, excluding current installments, is $2,700,000.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as 2 of the 16 respondents.  (Four of the other respondents are the former owners of Silipos and its affiliates, and the other 10 respondents are unknown entities.)  The demand for arbitration alleges that the Company and Silipos are in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos.  Silipos has paid royalties to Dr. Gerald P. Zook, but Dr. Zook claims that greater royalties are owed.  Silipos vigorously disputes any liability and contests his theory of damages. Dr. Zook has agreed to drop Langer, Inc. (but not Silipos) from the arbitration, without prejudice. Arbitration hearings were conducted on February 2-6, 2009 at which time Dr. Zook sought almost $1 million in damages and a declaratory judgment with respect to royalty reports.  Post-arbitration briefs were filed and a decision is expected by June 30, 2009.

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

ITEM 1A.   RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

ITEM 2.   PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table sets forth information regarding the Company’s purchase of outstanding common stock during the quarter ended March 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares (or units purchased)		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2009	7,075	(1)	$0.51	7,075	$3,725,463	(2)
February 1 - February 28, 2009	154,050	(1)	0.52	154,050	3,646,137
March 1 - March 31, 2009	25,000	(1)	0.38	25,000	3,636,637
Total	186,125		$0.50

(1)	The 186,125 shares were purchased in the open market.

(2)
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

LANGER, INC.

Date: May 11, 2009	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	By:	/s/ KATHLEEN P. BLOCH
Kathleen P. Bloch
Vice President and Chief Financial Officer
(Principal Financial Officer)