Form 10-Q
period 2009-06-30
PC GROUP, INC.
filed 2009-08-06
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12991

PC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2239561
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

419 Park Avenue South, Suite 500, New York, New York 10016
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (212) 687-3260

LANGER, INC.
245 Fifth Avenue, Suite 2201, New York, New York 10016
(Former name, former address and former fiscal year, if changed since last report.)

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

Common Stock, Par Value $.02— 7,788,774 shares as of August 5, 2009.

INDEX

PC GROUP, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	June 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$4,298,666	$4,003,460
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $173,157 and $171,929, respectively	5,619,060	5,591,824
Inventories, net	5,580,058	6,865,294
Prepaid expenses and other current assets	1,355,400	1,517,929
Total current assets	16,853,184	17,978,507
Property and equipment, net	9,061,548	9,314,299
Identifiable intangible assets, net	9,548,749	10,079,499
Goodwill	15,898,063	15,898,063
Other assets	550,901	894,539
Total assets	$51,912,445	$54,164,907
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,706,791	$2,579,976
Other current liabilities	2,312,452	2,609,225
Total current liabilities	5,019,243	5,189,201

Long-term debt:
5% Convertible Notes, net of debt discount of $1,087,500 at June 30, 2009 and $300,264 at December 31, 2008	27,792,500	28,579,736
Obligation under capital lease	2,700,000	2,700,000
Deferred income taxes payable	698,010	1,773,210
Other liabilities	16,000	—
Total liabilities	36,225,753	38,242,147
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 50,000,000 shares; issued 11,588,512 shares	231,771	231,771
Additional paid in capital	53,582,923	53,957,470
Accumulated deficit	(35,713,343)	(36,336,206)
Accumulated other comprehensive income	547,390	536,893
	18,648,741	18,389,928
Treasury stock at cost, 3,799,738 and 2,830,635 shares, respectively	(2,962,049)	(2,467,168)
Total stockholders’ equity	15,686,692	15,922,760
Total liabilities and stockholders’ equity	$51,912,445	$54,164,907

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net sales	$11,734,101	$12,050,989	$20,799,024	$23,440,593
Cost of sales	8,121,603	8,203,095	15,033,300	16,315,939
Gross profit	3,612,498	3,847,894	5,765,724	7,124,654

General and administrative expenses	1,680,535	2,437,881	3,734,776	5,310,329
Selling expenses	1,074,882	1,331,006	2,251,200	2,689,693
Research and development expenses	204,267	247,160	439,172	516,955
Operating income (loss)	652,814	(168,153)	(659,424)	(1,392,323)

Other expense, net:
Interest income	12,713	5,869	21,417	15,761
Interest expense	(643,538)	(553,710)	(1,288,826)	(1,107,284)
Other	(11,001)	12,070	13,713	11,261
Other expense, net	(641,826)	(535,771)	(1,253,696)	(1,080,262)
Income (loss) from continuing operations before income taxes	10,988	(703,924)	(1,913,120)	(2,472,585)
Benefit from (provision for) income taxes	—	(21,067)	1,075,200	(29,067)
Income (loss) from continuing operations	10,988	(724,991)	(837,920)	(2,501,652)
Discontinued Operations:
Income (loss) from operations of discontinued subsidiaries (including gain (loss) on sales of subsidiaries of $77,550 and $1,674 in the three and six months ended June 30, 2009 and ($2,194,441) in the three and six months ended June 30, 2008)	77,550	(2,284,208)	1,674	(2,348,966)
Benefit from income taxes	—	212,037	—	201,855
Income (loss) from discontinued operations	77,550	(2,072,171)	1,674	(2,147,111)
Net Income (loss)	$88,538	$(2,797,162)	$(836,246)	$(4,648,763)

Net income (loss) per common share:
Basic and diluted
Income (loss) from continuing operations	$—	$(0.07)	$(0.10)	$(0.23)
Income (loss) from discontinued operations	0.01	(0.19)	—	(0.20)
Basic and diluted income (loss) per share	$0.01	$(0.26)	$(0.10)	$(0.43)
Weighted average number of common shares used in computation of net income (loss) per share:
Basic	7,838,260	10,801,580	8,246,598	10,968,294
Diluted	7,898,260	10,801,580	8,246,598	10,968,294

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
For the six months ended June 30, 2009
(Unaudited)

						Accumulated Other
						Comprehensive Income (Loss)

				Additional		Foreign		Total
	Common Stock		Treasury	Paid-in	Accumulated	Currency	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Translation	Income (Loss)	Equity

Balance at January 1, 2009	11,588,512	$231,771	$(2,467,168)	$53,957,470	$(36,336,206)	$536,893		$15,922,760
Cumulative effect of change in accounting principle related to adoption of EITF 07-5. See Note 1.				(476,873)	1,459,109			982,236
Net loss					(836,246)		$(836,246)
Foreign currency adjustment						10,497	10,497
Total comprehensive loss							$(825,749)	(825,749)
Stock-based compensation expense				102,326				102,326
Purchase of Treasury Stock			(494,881)					(494,881)
Balance at June 30, 2009	11,588,512	$231,771	$(2,962,049)	$53,582,923	$(35,713,343)	$547,390		$15,686,692

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(836,246)	$(4,648,763)
(Income) loss from discontinued operations	(1,674)	2,147,111
Loss from continuing operations	(837,920)	(2,501,652)
Adjustments to reconcile net loss from continuing operations to net cash providedby (used in) operating activities:
Depreciation of property and equipment and amortization of identifiableintangible assets	1,290,013	2,257,727
Loss on receivable settlement	—	49,000
Gain on lease surrender	—	(218,249)
Amortization of debt acquisition costs	180,161	178,735
Amortization of debt discount	225,000	44,689
Stock-based compensation expense	102,326	77,109
Reduction in fair value of derivative liability	(14,000)	—
Provision for doubtful accounts receivable	36,353	446,860
Deferred income tax (benefit) provision	(1,075,200)	29,067
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55,488)	(384,182)
Inventories	1,289,863	(227,643)
Prepaid expenses and other current assets	(28,498)	(638,530)
Other assets	586	115,397
Accounts payable and other current liabilities	(164,625)	(168,961)
Unearned revenue and other liabilities	—	(21,635)
Net cash provided by (used in) operating activities of continuing operations	948,571	(962,274)
Net cash provided by (used in) operating activities of discontinued operations	—	(117,152)
Net cash provided by (used in) operating activities	948,571	(1,079,426)
Cash Flows From Investing Activities:
Purchase of property and equipment	(513,277)	(566,030)
Net proceeds from sales of subsidiaries	353,918	1,239,248
Net cash provided by (used in) investing activities for continuing operations	(159,359)	673,218
Net cash provided by (used in) investing activities of discontinued operations	—	(1,928)
Net cash provided by (used in) investing activities	(159,359)	671,290

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the six months ended June 30,
	2009	2008
Cash Flows From Financing Activities:
Purchase of treasury stock	(494,881)	(1,225,669)
Repayment of note payable	—	(9,469)
Net cash used in financing activities of continuing operations	(494,881)	(1,235,138)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(494,881)	(1,235,138)
Effect of exchange rate changes on cash	875	(9,962)
Net increase (decrease) in cash and cash equivalents	295,206	(1,653,236)
Cash and cash equivalents at beginning of period	4,003,460	2,422,453
Cash and cash equivalents at end of period	$4,298,666	$769,217

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$954,293	$949,885
Income taxes	$4,600	$29,350
Supplemental Disclosures of Non Cash Investing Activities:
Note receivable related to sale of subsidiary	$—	$221,230
Supplemental Disclosures of Non Cash Financing Activities:
Accounts payable and accrued liabilities relating to property and equipment	$24,280	$21,660

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES

Notes To Unaudited Condensed Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies and Other Matters

(a)	Name Change

On July 23, 2009, the Company changed its name from Langer, Inc. to PC Group, Inc.  The name change was approved at the Company’s 2009 Annual Meeting of Stockholders held on July 14, 2009.  The Company also changed its stock ticker symbol on the NASDAQ Global Market from “GAIT” to “PCGR” effective at the commencement of trading on July 24, 2009.

The new name is intended to more accurately reflect the Company’s current business model and scope of its product offerings.  The Company has historically designed, manufactured and distributed a broad range of medical products targeting the orthopedic, orthotic, and prosthetic markets.  Today, the Company offers a more diverse line of personal care products for the private label retail, medical and therapeutic markets and the name PC Group, Inc. better conveys this broader scope of products.

(b)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), other than the purchases and sales of affiliates discussed herein, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the related financial statements and consolidated notes, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company classifies as discontinued operations for all periods presented any component of its business that is probable of being sold or has been sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes.  For those components, the Company has no significant continuing involvement after disposal, and their operations and cash flows are eliminated from ongoing operations.  Sales of significant components of the Company’s business not classified as discontinued operations are reported as a component of income from continuing operations.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Langer (UK) Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), Bi-Op Laboratories, Inc. (“Bi-Op”), and the Langer branded custom orthotics and related products business for the current and prior period have been reported as discontinued operations.  The Company sold the capital stock of Langer UK to a third party on January 18, 2008, sold its entire membership interest in Regal to a group of investors, including a member of Regal’s management, on June 11, 2008, sold all of the capital stock of Bi-Op on July 31, 2008, and sold substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008.

(c)	Non-recurring, Non-cash Benefit

In the six months ended June 30, 2009, the Company realized a non-recurring, non-cash benefit from income taxes of approximately $1,075,000.  This benefit results from the reversal of a previously established tax valuation allowance which is no longer required as a result of a change in the estimated useful life of the Silipos tradename from an indefinite life to a useful life of 18 years effective January 1, 2009.

(d)	Seasonality

Factors which can result in quarterly variations include the timing and amount of new business generated by the Company, the timing of new product introductions, revenue mix, and the competitive and fluctuating economic conditions in the medical and skincare industries.

(e)	Stock-Based Compensation

The total stock compensation expense for the three and six months ended June 30, 2009 was $52,220 and $102,326, respectively, and for the three and six months ended June 30, 2008 was $40,000 and $77,109, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

The Company accounts for share-based compensation cost in accordance with SFAS No. 123(R), “Share-Based Payment.”  The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model.  The compensation cost is recognized over the service period which is usually the vesting period of the award.  Expected volatility is based on the historical volatility of the price of the Company’s stock.  The risk-free interest rate is based on Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” as amended.

(f)	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” was adopted January 1, 2008 and provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB provided a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted SFAS No. 157 for non-financial assets and liabilities as of January 1, 2009 which did not have a material impact on the results of operations. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. During the fourth quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level one— Quoted market prices in active markets for identical assets or liabilities;

•	Level two— Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three— Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The following table identifies the financial assets and liabilities that are measured at fair value by level at June 30, 2009:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$4,298,666	$—	$—
Liabilities:
Derivative	$—	$—	$16,000

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

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities valued using significant unobservable inputs (level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2009	Six Months Ended June, 30, 2009
Derivative liability:
Beginning balance	$5,000	$30,000
Total (gains) losses involved in earnings	11,000	(14,000)
Ending balance	$16,000	$16,000

Total gains and losses included in earnings for the three and six months ended June 30, 2009 are reported as other income in the consolidated statements of operations.

Although there were no fair value adjustments to non-financial assets, the following table identifies the non-financial assets that are measured at fair value by level at June 30, 2009:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Identifiable Intangible Assets	$—	$—	$9,548,749	$—
Goodwill	—	—	15,898,063	—
Total	$—	$—	$25,446,812	$—

During the three months ended June 30, 2009, goodwill related to Silipos’ medical products and Silipos’ personal care reporting units were tested for impairment using an earnings capitalization model resulting in no impairment.  Historically, the Company has used this model for impairment testing for these reporting units. In future periods, the Company will change its income approach method of evaluating the realization of goodwill related to Silipos’ medical products and Silipos’ personal care reporting units from an earnings capitalization model to a discounted cash flow methodology.  The Company believes that this change provides a better measure of fair value because i) the long term valuation methodology of the discounted cash flow model (the “DCFM”) is more appropriate where significant changes in revenue patterns occur from year to year, ii) the DCFM provides a better representation of the prospects of the business over a longer time horizon and iii) the DCFM provides greater flexibility to incorporate changes in the business that occur over multiple periods.  The goodwill of the Company’s remaining reporting unit, Twincraft, has been and will continue to be evaluated using the DCFM.  Furthermore, consistent with SFAS No. 157’s requirement to consider fair value from a market participant’s perspective, the above mentioned income approaches will be coupled with market approaches to estimate fair values for impairment testing.

At June 30, 2009 and December 31, 2008, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity.  The carrying value of long-term debt, net of discount, at June 30, 2009 and December 31, 2008 was $27,792,500 and $28,579,736, respectively.  The approximated fair value of long-term debt based on borrowing rates currently available to the Company for debt with similar terms was $26,615,927 at June 30, 2009.  Fair value was determined using a discounted cash flow model.

(g)	Discount on Convertible Debt

In June 2008, the Emerging Issues Task Force of the FASB published EITF No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities.”  EITF 07-5 addresses the issue of the determination of whether a free-standing equity-linked instrument should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period.  EITF 07-5 is effective for years beginning after December 15, 2008 and earlier adoption was not permitted.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption required a retrospective application of the accounting principle through a cumulative effect adjustment to retained earnings upon adoption.  The Company has completed an analysis as it pertains to the conversion option in its convertible debt, which was triggered by the reset provision, and has determined that the fair value of the derivative liability was $30,000 and the debt discount was $1,312,500 at January 1, 2009.  The Company estimates the fair value of the derivative liability using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2009	January 1, 2009
Annual dividend yield	—	—
Expected life (years)	2.44	2.94
Risk-free interest rate	1.64%	1.00%
Expected volatility	80%	80%

Expected volatility is based upon the Company’s review of historical volatility.  The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of the derivative liability.  The Company currently has no reason to believe future volatility over the expected remaining life of this conversion option is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the conversion option.  The risk-free interest rate is based on three-year U.S. Treasury securities.  The Company recorded an adjustment to retained earnings in the amount of $1,459,109, which represents the cumulative change in the fair value of the conversion option, net of the impact of amortization of the additional debt discount from date of issuance of the notes (December 8, 2006) through adoption of this pronouncement.  In addition, as required by EITF 07-5, the Company recorded an adjustment to reduce additional paid in capital in the amount of $467,873, which represents the reversal of the value of the debt discount that was recorded in paid in capital in connection with a reset of the bond conversion price in January 2007.  The debt discount will be amortized over the remaining life of the debt resulting in greater interest expense in the future.  The Company recognized additional interest expense in the amount of $88,866 and $178,025 in the three and six months ended June 30, 2009, respectively.

(h)	Other Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest of an acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier application was prohibited.  The Company did not complete any acquisitions in the six months ended June 30, 2009 and therefore the adoption of SFAS 141(R) had no effect upon the Company’s financial position or results of operations.

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

The Company adopted FASB Statement No. 165 “Subsequent Events” (“SFAS 165”) effective June 30, 2009.  This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 6, 2009.  The effect of adopting this pronouncement did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Codification does not change GAAP and will not have a material impact on the Company’s consolidated financial statements.

(i)	Stock Repurchase Program

The Company purchased 969,103 shares of its common stock at prices ranging from $0.38 to $0.60 during the period from January 1, 2009 to April 15, 2009.  The stock repurchase program was terminated effective April 15, 2009, which was the expiration date of the waiver received from Wachovia Bank, N.A. of the provisions of the Credit Facility that would have otherwise precluded the Company from making such repurchases.  As of June 30, 2009, the Company held 3,799,738 shares at a cost of $2,962,049.

(2)	Discontinued Operations

During the year ended December 31, 2008, the Company completed the sale of Langer UK on January 18, 2008, Regal on June 11, 2008, Bi-Op on July 31, 2008 and substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008 (see Note 1).  In accordance with SFAS No. 144, the results of operations of these wholly-owned subsidiaries and businesses for the current and prior periods have been reported as discontinued operations.  Operating results of these wholly-owned subsidiaries and businesses, which were formerly included in the medical products and Regal segments, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Langer UK	$—	$—	$—	$—
Regal	—	525,046	—	1,526,301
Bi-Op	—	734,759	—	1,352,226
Langer branded custom orthotics	—	2,741,106	—	5,510,951
Total revenues	$—	$4,000,911	$—	$8,389,478

Net loss from operations	$—	$(106,216)	$—	$(181,725)
Gain (loss) on sale	77,550	(2,194,441)	1,674	(2,194,441)
Other income (expense), net	—	16,449	—	27,200
Income (loss) before income taxes	77,550	(2,284,208)	1,674	(2,348,966)
Benefit from income tax	—	212,037	—	201,855
Income (loss) from discontinued operations	$77,550	$(2,072,171)	$1,674	$(2,147,111)

Loss from discontinued operations is comprised of the following for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Langer UK	$—	$—	$—	$—
Regal	2,550	(1,914,912)	(73,326)	(1,997,156)
Bi-Op	—	(242,570)	—	(285,258)
Langer branded custom orthotics	75,000	85,311	75,000	135,303
Total	$77,550	$(2,072,171)	$1,674	(2,147,111)

(3)	Identifiable Intangible Assets

Identifiable intangible assets at June 30, 2009 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names – Silipos	18	2,688,000	74,667	2,613,333
Repeat customer base – Silipos	7	1,680,000	1,295,590	384,410
License agreements and related technology – Silipos	9.5	1,364,000	682,001	681,999
Repeat customer base – Twincraft	19	4,814,500	1,298,526	3,515,974
Trade names – Twincraft	23	2,629,300	276,267	2,353,033
		$13,175,800	$3,627,051	$9,548,749

Identifiable intangible assets at December 31, 2008 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names – Silipos	Indefinite	2,688,000	―	2,688,000
Repeat customer base – Silipos	7	1,680,000	1,158,994	521,006
License agreements and related technology – Silipos	9.5	1,364,000	610,211	753,789
Repeat customer base – Twincraft	19	4,814,500	1,107,988	3,706,512
Trade names – Twincraft	23	2,629,300	219,108	2,410,192
		$13,175,800	$3,096,301	$10,079,499

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended June 30. 2009 and 2008 was $265,591 and $346,932, respectively, and for the six months ended June 30, 2009 and 2008 was $530,749 and $687,040, respectively. As of June 30, 2009, the estimated future amortization expense is $531,181 for the last six months of 2009, $1,029,227 for 2010, $764,794 for 2011, $895,676 for 2012, $825,059 for 2013 and $5,502,813 thereafter.

(4)	Inventories, net

Inventories, net, consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials	$3,623,750	$4,010,119
Work-in-process	273,920	287,823
Finished goods	2,317,373	3,177,620
	6,215,043	7,475,562
Less: Allowance for excess and obsolescence	634,985	610,268
	$5,580,058	$6,865,294

(5)	Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A. (“Wachovia”), expiring on September 30, 2011.  During 2008, the Company entered two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $3 million for term loans, and a sub-limit of $4 million on loans against inventory.  The Credit Facility bears interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined in the Credit Facility.  The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos and Twincraft) and any other company or person that hereafter becomes a borrower or owner of any property in which the lender has a security interest under the Credit Facility.  As of June 30, 2009, the Company had no outstanding advances under the Credit Facility and has approximately $5.6 million available under the Credit Facility related to eligible accounts receivable and inventory.  In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

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

The Company’s borrowing availabilities under the Credit Facility are limited to 85% of eligible accounts receivable and 60% of eligible inventory, and are subject to the satisfaction of certain conditions. Term loans shall be secured by equipment or real estate hereafter acquired. The Company is required to submit monthly unaudited financial statements to Wachovia.

If the Company’s availability is less than $3,000,000, the Credit Facility requires compliance with various covenants, including, but not limited to, a fixed charge coverage ratio of not less than 1.0 to 1.0.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At June 30, 2009, the Company did not have any outstanding letters of credit related to the purchase of eligible inventory, and had other outstanding letters of credit of approximately $713,000.

To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of three eights of one percent (0.375%) on the unused portion of the loan commitment. The Company paid Wachovia a closing fee in the amount of $75,000 in August 2007. In addition, the Company paid legal and other costs associated with obtaining the credit facility of $319,556 in 2007.  In April 2008, the Company paid a $20,000 fee to Wachovia related to an amendment of the credit facility, which has been recorded as a deferred financing cost and is being amortized over the remaining term of the Credit Facility.  As of June 30, 2009, the Company had unamortized deferred financing costs in connection with the Credit Facility of $215,041. Amortization expense for the three months ended June 30, 2009 and 2008 was $23,894 and $20,893, respectively, and for the six months ended June 30, 2009 and 2008 was $47,786 and $46,358, respectively.

(6)	Segment Information

At June 30, 2009, the Company operated in two segments (medical products and personal care).  Our medical products segment, which used to include Langer UK, Bi-Op and the Langer branded custom orthotics and related products business, includes the orthopedic and prosthetic products of Silipos.  The personal care segment includes the operations of Twincraft and the personal care products of Silipos.  Regal operated in its own segment until its sale in 2008.  Assets and expenses related to the Company’s corporate offices are reported under “other” as they do not relate to any of the operating segments.  Intersegment sales are recorded at cost.

Segment information for the three and six months ended June 30, 2009 and 2008 is summarized as follows:

Three months ended June 30, 2009	Medical Products	Personal Care	Other	Total
Net sales	$2,168,479	$9,565,622	$—	$11,734,101
Gross profit	1,175,529	2,436,969	—	3,612,498
Operating (loss) income	233,699	1,018,296	(599,181)	652,814
Total assets as of June 30, 2009	17,251,516	28,616,297	6,044,632	51,912,445

Three months ended June 30, 2008	Medical Products	Personal Care	Other	Total
Net sales	$2,395,111	$9,655,878	$—	$12,050,989
Gross profit	1,312,672	2,535,222	—	3,847,894
Operating (loss) income	561,565	222,244	(951,962)	(168,153)
Total assets as of June 30, 2008	17,116,931	35,425,106	4,350,312	56,892,349

Six months ended June 30, 2009	Medical Products	Personal Care	Other	Total
Net sales	$4,265,300	$16,533,724	$—	$20,799,024
Gross profit	2,117,316	3,648,408	—	5,765,724
Operating (loss) income	270,255	556,538	(1,486,217)	(659,424)
Total assets as of June 30, 2009	17,251,516	28,616,297	6,044,632	51,912,445

Six months ended June 30, 2008	Medical Products	Personal Care	Other	Total
Net sales	$5,269,401	$18,171,192	$—	$23,440,593
Gross profit	2,823,786	4,300,868	—	7,124,654
Operating (loss) income	1,043,213	70,454	(2,505,990)	(1,392,323)
Total assets as of June 30, 2008	17,116,931	35,425,106	4,350,312	56,892,349

Geographical segment information for the three and six months ended June 30, 2009 and 2008 is summarized as follows:

Three months ended June 30, 2009	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$9,092,956	$1,740,262	$254,819	$646,064	$11,734,101
Gross profit	2,769,807	396,586	177,908	268,197	3,612,498
Operating (loss) income	327,467	104,575	127,068	93,704	652,814
Total assets as of June 30, 2009	51,538,203	—	374,242	—	51,912,445

Three months ended June 30, 2008	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	10,425,468	$405,120	$793,386	$427,015	$12,050,989
Gross profit	3,204,611	115,119	319,599	208,565	3,847,894
Operating (loss) income	(432,852)	23,898	136,363	104,438	(168,153)
Total assets as of June 30, 2008	56,262,401	—	629,948	—	56,892,349

Six months ended June 30, 2009	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	16,599,718	$1,911,604	$1,291,244	$996,458	$20,799,024
Gross profit	4,341,817	427,107	572,407	424,393	5,765,724
Operating (loss) income	(997,035)	99,632	136,714	101,265	(659,424)
Total assets as of June 30, 2009	51,538,203	—	374,242	—	51,912,445

Six months ended June 30, 2008	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$19,577,351	$933,454	$1,814,559	$1,115,229	$23,440,593
Gross profit	5,529,005	217,015	810,276	568,358	7,124,654
Operating (loss) income	(1,974,361)	22,285	316,079	243,674	(1,392,323)
Total assets as of June 30, 2008	56,262,401	—	629,948	—	56,892,349

(7)	Comprehensive Loss

The Company’s comprehensive income (loss) was as follows:

	Six months ended June 30,
	2009	2008
Net loss	$(836,246)	$(4,648,763)
Other comprehensive income (loss), net of tax:
Change in equity resulting from translation of financial statements into U.S. dollars	10,497	(67,574)
Comprehensive loss	$(825,749)	$(4,716,337)

(8)	Income (Loss) per share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted loss per share computations for the three and six months ended June 30, 2009 and 2008 exclude approximately 1,728,000 and approximately 1,823,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the three and six months ended June 30, 2009 and 2008, respectively.  For the three months ended June 30, 2009, the fully-diluted earnings per share calculation included 60,000 outstanding warrants.

The following table provides a reconciliation between basic and diluted (loss) earnings per share:

	Six months ended June 30,
	2009			2008
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and diluted EPS	$(836,246)	8,246,598	$(0.10)	$(4,648,763)	10,968,294	$(0.43)

	Three months ended June 30,
	2009			2008
	Income (Loss)	Shares	Per Share	Loss	Shares	Per Share
Basic	$(88,538)	7,838,260	$(0.01)	$(2,797,162)	10,801,580	$(0.26)
Diluted	$(88,538)	7,898,260	$(0.01)	$(2,797,162)	10,801,580	$(0.26)

(9)       Related Party Transactions

5% Convertible Subordinated Notes.  On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 in a private placement. The number of shares of common stock issuable on conversion of the notes, as of June 30, 2009, is 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances.   During the year ended December 31, 2008, the Company’s Chairman of the Board of Directors and largest beneficial stockholder, Warren B. Kanders, purchased $3,250,000, President and CEO, W. Gray Hudkins, and CFO and COO, Kathleen P. Bloch, each purchased $250,000 of the Company’s 5% Convertible Notes from the previous debt holders.  Mr. Kanders and trusts controlled by Mr. Kanders (as a trustee for members of his family) own $5,250,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.  On September 29, 2008, an affiliate of Mr. Kanders entered into letter agreements with Mr. Hudkins and Ms. Bloch pursuant to which they agreed (i) not to sell, transfer, pledge, or otherwise dispose of or convert into Common Stock, any portion of the 5% Convertible Notes respectively owned by them, and (ii) to cast all votes which they respectively may cast with respect to any shares of Common Stock underlying the 5% Convertible Notes in the same manner and proportion as shares of Common Stock voted by Mr. Kanders and his affiliates.

Common Stock Purchases.  During the three months ended June 30, 2009, Warren B. Kanders, the Company’s Chairman of the Board of Directors, and Peter A. Asch, President of Twincraft and one of the Company’s directors, acquired 52,837 shares each at a cost of $30,793 each, which represent an average cost of $0.58 per share.

(10)	Litigation

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as two of the sixteen respondents.  (Four of the other respondents are the former owners of Silipos and its affiliates, and the other ten respondents are unknown entities.)  The demand for arbitration alleged that the Company and Silipos were in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos.  Silipos has paid royalties to Dr. Zook, but Dr. Zook claimed that greater royalties were owed.  Silipos vigorously disputed any liability and contested his theory of damages. Dr. Zook agreed to drop PC Group, Inc. (then known as Langer, Inc.), but not Silipos, from the arbitration, without prejudice. Arbitration hearings were conducted on February 2-6, 2009 at which time Dr. Zook sought almost $1 million in damages and a declaratory judgment with respect to royalty reports.  On June 4, 2009, the arbitrator issued a decision denying and dismissing all claims of Dr. Zook and entitling Silipos to recover its reasonable attorneys’ fees in connection with the arbitration.  Any recovery will be recorded when the amounts are reasonably estimable.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

Twincraft, a manufacturer of bar soap, focuses on the health and beauty, direct marketing, amenities, and mass market channels, was acquired in January 2007, and Silipos, which offers gel-based personal care products which moisturize and provide comfort, was acquired in September 2004.

Operating History

The Company previously owned a diverse group of subsidiaries and businesses including Twincraft, Silipos, the Langer branded custom orthotics and related products business, Langer UK Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), and Bi-Op Laboratories, Inc. (“Bi-Op”).  In November 2007, we began a study of strategic alternatives available to us with regard to our various operating companies.  During 2008, the Company sold Langer UK, Bi-Op, Regal, and the Langer branded custom orthotics business, as further discussed below.  On July 23, 2009, the Company changed its name to PC Group, Inc. in order to more accurately reflect the Company’s current business model and scope of its product offerings.

Sale of Langer (UK) Limited

On January 18, 2008, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Langer UK, to an affiliate of Sole Solutions, a retailer of specialty footwear based in the United Kingdom.  The sales price was $1,155,313, of which $934,083 was paid in cash at closing and the remaining $221,230 is evidenced by a note receivable.  The note bears interest at 8.5% per annum with quarterly payments of interest.  The entire principal balance on the note receivable is due in full on January 18, 2010.  This balance is included in prepaid expenses and other current assets at June 30, 2009 and in other assets at December 31, 2008.   In addition, upon closing, the Company entered into an exclusive sales agency agreement and distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel.  These agreements have terms of three years.

Sale of Regal Medical Supply, LLC

On June 11, 2008, the Company sold its entire membership interest of its wholly-owned subsidiary, Regal, to a group of investors, including a member of Regal’s management.  The sales price was $501,000, which was paid in cash at closing. The Company recorded a loss before income taxes on this sale of $1,929,564, which included an impairment of $1,277,521 related to goodwill and transaction costs of $69,921. This loss is included in loss from operations of discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2008.  For the six months ended June 30, 2009, the Company recorded an additional $73,326 non-cash loss from discontinued operations which is a result of a change in the Company’s estimate of the loss associated with the lease of the offices formerly used by Regal in King of Prussia, PA.

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

Sale of Langer Branded Custom Orthotics Assets and Liabilities

On October 24, 2008, the Company sold substantially all of the operating assets and liabilities of the Langer branded custom orthotics and related products business to a third party. The sales price was approximately $4,750,000, of which $475,000 was to be held in escrow for up to 12 months to satisfy indemnification claims of the purchaser. As of June 30, 2009, the remaining escrow balance of $237,500 is included in prepaid expenses and other current assets.  The sales price was subject to adjustment within 90 days of closing to the extent that working capital, as defined by the purchase agreement, was less or greater than $1,100,000 as of the closing date.  In January 2009, a working capital adjustment due to the Company in the amount of $116,418 was agreed to by both parties to the transaction.  The Company recorded a loss before income taxes on this sale of $179,715, which included an impairment of $1,672,344 related to goodwill and transaction costs of $565,327.  This loss is included in loss from operations of discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2008.  During the six months ended June 30, 2009, the Company recorded a gain of $75,000 resulting from the reversal of an accrual for severance pay related to the employees of the Langer branded custom orthotics business, since no such claim was made by the buyer in the requisite time frame.  In connection with this sales transaction, the Company surrendered its right to continue to use the Langer name and trademark, and accordingly, effective July 23, 2009, the Company changed its corporate name to PC Group, Inc.

Through June 30, 2009, the sales of these businesses generated approximately $7.2 million in net cash proceeds, which the Company has deployed in part to purchase its own capital stock in the market and has retained for future needs.  The Company also holds approximately $186,000 in notes receivable and expects to receive $237,500 in October 2009, which represents the remainder of the funds currently held in escrow.

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

In addition, in January 2008, our Board authorized the purchase of up to $6,000,000 of our outstanding common stock.  In connection with this matter, the Company’s senior lender, Wachovia Bank, N.A., waived, until April 15, 2009, the provisions of the Credit Facility that would otherwise preclude the Company from making such repurchases.  From January 2008 through April 15, 2009, the Company purchased 3,715,438 of its common shares at a cost of $2,765,389 (or $0.74 per share) including commissions paid.  The Company’s Board of Directors has elected not to request an extension of this waiver.

Recent Developments

Name Change

On July 23, 2009, the Company changed its name from Langer, Inc. to PC Group, Inc.  The name change was approved at the Company’s 2009 Annual Meeting of Stockholders held on July 14, 2009.  The Company also changed its stock ticker symbol on the NASDAQ Global Market from “GAIT” to “PCGR” effective at the commencement of trading on July 24, 2009.

The new name is intended to more accurately reflect the Company’s current business model and scope of its product offerings.  The Company has historically designed, manufactured and distributed a broad range of medical products targeting the orthopedic, orthotic, and prosthetic markets.  Today, the Company offers a more diverse line of personal care products for the private label retail, medical and therapeutic markets and the name PC Group, Inc. better conveys this broader scope of products.

NASDAQ Notifications

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

On October 22, 2008, the Company received notification that as of October 16, 2008, NASDAQ, due to recent extraordinary market conditions, has suspended, for a three month period, the enforcement of the rules requiring listed companies to maintain a minimum $1.00 per share closing bid price and a $5 million minimum market value of publicly held shares.  On March 24, 2009, the Company received a notice from NASDAQ that it is suspending enforcement of the market value and the minimum bid price requirements until July 20, 2009.  On July 13, 2009, the Company received a notice from NASDAQ stating that it will continue the suspension of the market value and minimum bid price requirements until July 31, 2009, and that NASDAQ does not expect any further extensions of the suspension beyond that date.  Accordingly, the Company has until October 19, 2009 to comply with the $5 million minimum market value of publicly-held shares requirement and has until January 19, 2010 to comply with the $1 per share minimum bid price requirement.

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

For the six months ended June 30, 2009 and 2008, we derived approximately 20.5% and 22.5% of our revenues from continuing operations, respectively, from our medical products segment and approximately 79.5% and 77.5%, respectively, from our personal care products segment.  For the six months ended June 30, 2009 and 2008, we derived approximately 89.0% and 87.5% of our revenues from continuing operations from North America, and approximately 11.0% and 12.5% of our revenues from continuing operations from outside North America.  Of our revenue derived from North America for the six months ended June 30, 2009 and 2008, approximately 89.7% and 95.4% was generated in the United States and approximately 10.3% and 4.6%, respectively, was generated from Canada.

For the three months ended June 30, 2009 and 2008, we derived approximately 18.5% and 19.9% of our revenues from continuing operations, respectively, from our medical products segment and approximately 81.5% and 80.1%, respectively, from our personal care segment.  For the three months ended June 30, 2009 and 2008, we derived approximately 92.3% and 89.9%, respectively, of our revenues from North America, and approximately 7.7% and 10.1%, respectively, of our revenues from outside North America.  Of our revenue derived from North America for the three months ended June 30, 2009 and 2008, approximately 83.9% and 96.3% was generated in the United States and approximately 16.1% and 3.7%, respectively, was generated from Canada.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates under different assumptions or conditions. For future periods, the Company will change its method of evaluating the realization of goodwill related to Silipos’ medical products and Silipos’ personal care reporting units from an earnings capitalization model to a discounted cash flow methodology as more fully discussed below.

Goodwill and other identifiable intangible assets comprise a substantial portion (49.0% at June 30, 2009 and 48.0% at December 31, 2008) of our total assets.  As prescribed under FAS 142 “Goodwill and Other Intangible Assets,” we test annually for possible impairment to goodwill.  We engage a valuation analysis expert to prepare the models and calculations used to perform the tests, and we provide them with information regarding our reporting units’ expected growth and performance for future years.  The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time.  The Company continually monitors the expected cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets.  Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

During the three months ended June 30, 2009, goodwill related to Silipos’ medical products and personal care reporting units were tested for impairment using an earnings capitalization model resulting in no impairment.  Historically, the Company has used this model for impairment testing for these reporting units. In future periods, the Company will change its income approach method of evaluating the realization of goodwill related to Silipos’ medical products and Silipos’ personal care reporting units from an earnings capitalization model to a discounted cash flow methodology.  The Company believes that this change provides a better measure of fair value because i) the long term valuation methodology of the discounted cash flow model (the “DCFM”) is more appropriate where significant changes in revenue patterns occur from year to year, ii) the DCFM provides a better representation of the prospects of the business over a longer time horizon and iii) the DCFM provides greater flexibility to incorporate changes in the business that occur over multiple periods.  The goodwill of the Company’s remaining reporting unit, Twincraft, has been and will continue to be evaluated using the DCFM.  Furthermore, consistent with SFAS No. 157’s requirement to consider fair value from a market participant’s perspective, the above mentioned income approaches will be coupled with market approaches to estimate fair values for impairment testing.

As of June 30, 2009, the Company’s market capitalization was approximately $5,063,000, which is substantially lower than the Company’s estimated combined fair values of its three reporting units.  The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units as of October 1, 2008 (the annual testing date) to its market value (based upon its stock price at June 30, 2009), which included the quantification of a controlling interest premium.  In addition, the Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s report units and its market capitalization:

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

Six months ended June 30, 2009 and 2008

During 2008, the Company sold all of the outstanding stock of Langer UK, sold its entire membership interest in Regal, sold all of the outstanding stock of Bi-Op, and sold substantially all of the operating assets and liabilities of the Langer branded custom orthotics business (“Langer Branded Orthotics”). The results of operations of Langer UK, Regal, Bi-Op, and Langer Branded Orthotics are reflected as discontinued operations in the three and six months ended June 30, 2009 and 2008.

Loss from continuing operations for the six months ended June 30, 2009 was approximately $(838,000) or $(0.10) per share on a fully diluted basis, compared to a loss from continuing operations for the six months ended June 30, 2008 of approximately $(2,502,000) or $(0.23) per share on a fully diluted basis.  The operating results for the six months ended June 30, 2009 include a non-recurring, non-cash deferred tax benefit of approximately $1,075,000.  This benefit results from the reversal of a previously established tax valuation allowance which is no longer required as a result of a change in the estimated useful life of the Silipos tradename from an indefinite life to a useful life of approximately 18 years effective January 1, 2009.  The Company’s loss from continuing operations before income taxes was approximately $(1,913,000) for the six months ended June 30, 2009, compared to a net loss from continuing operations before income taxes of approximately $(2,473,000) for the six months ended June 30, 2008.  The decrease in the Company’s net loss from continuing operations before income taxes is due to a decrease in gross profit of approximately $1,359,000, which was more than offset by reductions in general and administrative expenses of $1,575,000 and reductions in selling expenses of approximately $438,000 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

Net sales for the six months ended June 30, 2009 were approximately $20,799,000 compared to approximately $23,441,000 for the six months ended June 30, 2008, a decrease of approximately $2,642,000, or 11.3%.  Both of the Company’s operating subsidiaries, Twincraft and Silipos, experienced declines in sales when comparing the first six months of 2009 to the first six months of 2008.  Twincraft’s net sales for the six months ended June 30, 2009 were approximately $15,699,000, a decline of approximately $523,000 or 3.2% as compared to net sales of approximately $16,222,000 for the six months ended June 30, 2008.  Silipos’ net sales for the six months ended June 30, 2009 were approximately $5,100,000, a decline of approximately $2,118,000 or 29.3% as compared to net sales of approximately $7,218,000 for the six months ended June 30, 2008.  These declines are primarily the result of the current economic conditions, which are characterized by lower consumer demand, retailer’s and distributor’s programs to reduce inventory, and the reluctance of our customers to launch new products.

Twincraft’s sales are reported in the personal care products segment.  Also included in the personal care products segment are the net sales of Silipos personal care products which were approximately $835,000 in the six months ended June 30, 2009, a decrease of approximately $1,114,000 or 57.2% as compared to Silipos’ net sales of personal care products of approximately $1,949,000 for the six months ended June 30, 2008.  This change is primarily a result of the economic factors discussed above.

Net sales of medical products were approximately $4,265,000 in the six months ended June 30, 2009, compared to approximately $5,269,000 in the six months ended June 30, 2008, a decrease of approximately $1,004,000 or 19.1%.  The decrease was primarily due to fewer new product launches in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

Cost of sales, on a consolidated basis, decreased approximately $1,283,000, or 7.9%, to approximately $15,033,000 for the six months ended June 30, 2009, compared to approximately $16,316,000 for the six months ended June 30, 2008.  Cost of sales as a percentage of net sales was 72.3% for the six months ended June 30, 2009, as compared to 69.6% for the six months ended June 30, 2008.  The increase in cost of goods sold as a percentage of net sales is primarily attributable to the shift of Twincraft’s net sales toward the amenity business, which historically carries lower gross margins than the health care and beauty market.  For the six months ended June 30, 2009, amenity sales represented 40.3% of Twincraft’s net sales, as compared to 33.6% of Twincraft’s net sales for the six months ended June 30, 2008.  In addition, Silipos experienced lower overhead absorption due to lower production volumes in the six months ended June 30, 2009 as compared to the same period in 2008.

Cost of sales in the medical products segment were approximately $2,148,000, or 50.4% of medical products net sales in the six months ended June 30, 2009, compared to approximately $2,446,000 or 46.4% of medical products net sales in the six months ended June 30, 2008, largely due to lower production  levels which resulted in lower manufacturing overhead absorption.

Cost of sales for the personal care products were approximately $12,885,000, or 77.9% of net sales of personal care products in the six months ended June 30, 2009, compared to approximately $13,870,000, or 76.3% of net sales of personal care products in the six months ended June 30, 2008, primarily as a result of the factors discussed above.

Consolidated gross profit decreased approximately $1,359,000, or 19.1%, to approximately $5,766,000 for the six months ended June 30, 2009, compared to approximately $7,125,000 in the six months ended June 30, 2008.  Consolidated gross profit as a percentage of net sales for the six months ended June 30, 2009 was 27.7%, compared to 30.4% for the six months ended June 30, 2008.  Reductions in net sales, the movement of Twincraft’s business to amenities, and lower overhead absorption all contributed to the reduction in consolidated gross profit.

General and administrative expenses for the six months ended June 30, 2009 were approximately $3,735,000, or 18.0% of net sales, compared to approximately $5,310,000, or 22.7% of net sales for the six months ended June 30, 2008, representing a decrease of approximately $1,575,000.  Approximately $653,000 of the decrease is related to reductions in salaries, rents, and professional fees as a result of actions taken to reduce our corporate overhead structure.  Approximately $530,000 of the reduction is due to the acceleration of depreciation expense on the leasehold improvements at our former corporate offices which was recorded in the six months ended June 30, 2008.  In addition, our amortization of intangible assets is approximately $156,000 lower and bad debt expense is approximately $256,000 lower in the six months ended June 30, 2009.

Selling expenses decreased approximately $438,000, or 16.3%, to approximately $2,251,000 for the six months ended June 30, 2009, compared to approximately $2,690,000 for the six months ended June 30, 2008.  Selling expenses as a percentage of net sales were 10.8% in the six months ended June 30, 2009, compared to 11.5% in the six months ended June 30, 2008.  The principal reason for the decrease was approximately $132,000 in salary reductions and reductions in spending on discretionary selling expenses.

Research and development expenses decreased from approximately $517,000 in the six months ended June 30, 2008, to approximately $439,000 in the six months ended June 30, 2009, a decrease of approximately $78,000, or 15.1%, which was primarily attributable to decreases in consulting services.

Interest expense was approximately $1,289,000 for the six months ended June 30, 2009, compared to approximately $1,107,000 for the six months ended June 30, 2008, an increase of approximately $182,000.  The principal reason for the increase was that the six months ended June 30, 2009 included approximately $178,000 of additional amortization of the debt discount on the Company’s 5% Convertible Notes resulting from the adoption of  EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” which became effective January 1, 2009.

Three months ended June 30, 2009 and 2008

Income from continuing operations for the three months ended June 30, 2009 was approximately $11,000, or less than $0.01 per share on a fully diluted basis, compared to a loss from continuing operations of approximately $(725,000), or $(0.07) per share on a fully diluted basis for the three months ended June 30, 2008. The principal reasons for the improvement in 2009 income from continuing operations are reductions in general and administrative expenses of approximately $757,000, reduction of selling expenses of approximately $256,000, and a decrease in manufacturing overhead at Twincraft from 17.8 percent of net sales in the three months ended June 30, 2008 to 15.7 percent of sales in the three months ended June 30, 2009, which are more fully explained below.

Net sales for the three months ended June 30, 2009 were approximately $11,734,000, compared to approximately $12,051,000 for the three months ended June 30, 2008, a decrease of approximately $317,000, or 2.6%.  Twincraft’s net sales for the three months ended June 30, 2009 were approximately $9,060,000, an increase of approximately $749,000 or 9.0% as compared to net sales of approximately $8,312,000 for the three months ended June 30, 2008.  This increase was primarily due to a large order from an amenity customer that was shipped during the three months ended June 30, 2009.  Silipos’ net sales for the three months ended June 30, 2009 were approximately $2,674,000, a decline of approximately $1,066,000 or 28.5% as compared to net sales of approximately $3,739,000 for the three months ended June 30, 2008.  This decline is primarily the result of the current economic conditions, which are characterized by lower consumer demand, retailer’s and distributor’s programs to reduce inventory, and the reluctance of customers to launch new products.

Twincraft’s sales are reported in the personal care products segment.  Also included in the personal care products segment are the net sales of Silipos personal care products, which were approximately $505,000 in the three months ended June 30, 2009, a decrease of approximately $839,000 or 62.4% as compared to Silipos’ net sales of personal care products of approximately $1,344,000 for the three months ended June 30, 2008.  This change is primarily the result of the economic factors discussed above.

Net sales of medical products were approximately $2,168,000 in the three months ended June 30, 2009, compared to approximately $2,395,000 in the three months ended June 30, 2008, a decrease of approximately $227,000, or 9.5%.  The decrease was primarily due to fewer new product launches in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.

Cost of sales, on a consolidated basis, decreased approximately $81,000, or 1.0%, to approximately $8,122,000 for the three months ended June 30, 2009, compared to approximately $8,203,000 for the three months ended June 30, 2008.  Cost of sales as a percentage of net sales was 69.2% for the three months ended June 30, 2009, as compared to cost of sales as a percentage of net sales of 68.1% for the three months ended June 30, 2008.  At Twincraft, cost of sales as a percentage of net sales was 76.1% for the three months ended June 30, 2009, as compared to cost of sales as a percentage of net sales for the three months ended June 30, 2008 of 78.4%.  This decrease in cost of sales as a percentage of net sales was primarily the result of decreases in manufacturing overhead. At Silipos, cost of sales as a percentage of net sales was 45.8% for the three months ended June 30, 2009, as compared to 45.2% for the three months ended June 30, 2008.  This increase in cost of sales as a percentage of net sales was primarily the result of lower overhead absorption due to lower production volumes in the three months ended June 30, 2009 as compared to the same period of 2008.

Cost of sales in the personal care products segment were approximately $7,129,000 in the three months ended June 30, 2009 compared to approximately $7,121,000 in the three months ended June 30, 2008, primarily as a result of the factors discussed above.

Cost of sales in the medical products segment were approximately $993,000, or 45.6% of medical products net sales in the three months ended June 30, 2009, compared to approximately $1,082,000, or 45.2% of medical products net sales in the three months ended June 30, 2008, largely due to lower overhead absorption.

Consolidated gross profit decreased approximately $235,000, or 6.1%, to approximately $3,612,000 for the three months ended June 30, 2009, compared to approximately $3,847,000 in the three months ended June 30, 2008. Consolidated gross profit as a percentage of net sales for the three months ended June 30, 2009 was 30.8%, compared to 31.9% for the three months ended June 30, 2008. At Twincraft, gross profit as a percentage of net sales was 23.9% for the three months ended June 30, 2009, as compared to 21.6% for the three months ended June 30, 2008. The primary reason for the increase in gross profit as a percentage of net sales was reductions in manufacturing overhead costs at Twincraft’s plant.  At Silipos, gross profit as a percentage of net sales was 54.2% for the three months ended June 30, 2009, as compared to 54.8% for the three months ended June 30, 2008.  The principal reason for the decrease in gross profit as a percentage of net sales is lower overhead absorption.

General and administrative expenses for the three months ended June 30, 2009 were approximately $1,681,000, or 14.3% of net sales, compared to approximately $2,438,000, or 20.2% of net sales for the three months ended June 30, 2008, a decrease of approximately $757,000.  Approximately $405,000 of the decrease is related to reductions in salaries, rents, and professional fees as a result of our effort to reduce our corporate overhead structure.  Approximately $153,000 of the reduction is due to our acceleration of the depreciation on the leasehold improvements at our former corporate offices which was recorded in the three months ended June 30, 2008.  In addition, our amortization of intangible assets is approximately $81,000 lower and bad debt expense is approximately $226,000 lower in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Selling expenses decreased approximately $256,000, or 19.2%, to approximately $1,075,000 for the three months ended June 30, 2009, compared to approximately $1,331,000 for the three months ended June 30, 2008. Selling expenses as a percentage of net sales were 9.2% in the three months ended June 30, 2009, compared to 11.0% in the three months ended June 30, 2008. The decreases are due to reductions in spending on discretionary selling expenses.

Research and development expenses decreased from approximately $247,000 in the three months ended June 30, 2008, to approximately $204,000 in the three months ended June 30, 2009, a decrease of approximately $43,000, or 17.4%, which was primarily attributable to decreases in consulting services.

Interest expense was approximately $644,000 for the three months ended June 30, 2009, compared to approximately $554,000 for the three months ended June 30, 2008, an increase of approximately $90,000. The principal reason for the increase was that the three months ended June 30, 2009 included approximately $89,000 of additional amortization of the debt discount on the Company’s 5% Convertible Notes resulting from the adoption of EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which was effective January 1, 2009.

The three months ended June 30, 2009 includes income of approximately $78,000 from discontinued operations.  This is a result of a reversal of an accrual for severance pay related to the employees of the Langer branded custom orthotics business.   The three months ended June 30, 2008 included a loss from discontinued operations of approximately $(2,072,000), which consists primarily of the losses realized on the sales of Regal and Bi-Op.

Liquidity and Capital Resources

Working capital as of June 30, 2009 was approximately $11,834,000, compared to approximately $12,789,000 as of December 31, 2008.  This reduction is primarily the result of a decrease in inventories at Twincraft of approximately $1,156,000, of which approximately 68% of the reduction is related to lower quantities on hand and approximately 32% is related to lower raw material prices.  Unrestricted cash balances were approximately $4,299,000 at June 30, 2009, as compared to approximately $4,003,000 at December 31, 2008.

Net cash provided by operating activities of continuing operations was approximately $949,000 in the six months ended June 30, 2009.  The cash provided is attributable to our loss from continuing operations of approximately $(838,000), net of depreciation, amortization, and other non-cash expenses of approximately $745,000 and changes in our current assets and liabilities of approximately $1,042,000.  Net cash used by operating activities of continuing operations was approximately $(962,000) for the six months ended June 30, 2008. The net cash used in operating activities of continuing operations for the three months ended June 30, 2008 is attributable to our loss from continuing operations of $(2,502,000), which was offset by non-cash depreciation, amortization, and other non-cash expenses of approximately $2,865,000 and changes in the balances of current assets and liabilities.

Net cash used in investing activities of continuing operations was approximately $(159,000) in the six months ended June 30, 2009.  Net cash provided by investing activities of continuing operations was approximately $673,000 in the six months ended June 30, 2008.  Cash flows used in investing activities of continuing operations for the six months ended June 30, 2009 were as a result of cash provided from the sale of Langer Branded Orthotics of approximately $354,000, offset by approximately $513,000 of cash used to purchase equipment.  Net cash provided by investing activities of continuing operations in the six months ended June 30, 2008 reflects the net cash proceeds from the sale of Langer UK and Regal of approximately $1,239,000, offset by purchases of property and equipment of approximately $566,000.

Net cash used in financing activities in the six months ended June 30, 2009 and 2008 was approximately $(495,000) and $(1,235,000) respectively.  Cash used in financing activities for the three months ended June 30, 2009 represents amounts used to purchase treasury stock.  Net cash used in financing activities for the six months ended June 30, 2008 represents approximately $1,226,000 used to purchase treasury stock and approximately $9,000 related to the payment on a note payable to our former landlord.

In the six months ended June 30, 2009, we generated a net loss of approximately $(836,000), compared to a net loss of approximately $(4,649,000) for the six months ended June 30, 2008, a decrease in net loss of approximately $3,813,000.  There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs.  We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot make any assurances that any such funds will be available to us on favorable terms, or at all.

Our Credit Facility with Wachovia Bank expires on September 30, 2011.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million.  The Credit Facility bears interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined.  The obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in all the assets of the Company and its subsidiaries.  The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million.  As of June 30, 2009, the Company does not have any outstanding advances under the Credit Facility and has approximately $7.4 million (which includes approximately $1.8 million in term loans based upon the value of Twincraft’s machinery and equipment) available under the Credit Facility.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit.  At June 30, 2009, the Company had no outstanding letters of credit related to the purchase of eligible inventory, and other outstanding letters of credit of approximately $713,000.

Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”).  The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes, including an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes, (collectively, the “Underlying Shares”) in January, 2007, and filed Amendment No. 1 to the registration statement in November, 2007, Amendment No. 2 in April 2008, and Amendments No. 3 and 4 in June 2008; the registration statement was declared effective on June 18, 2008.  The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007.  For each of the six months ended June 30, 2009 and 2008 the Company recorded interest expense related to the 5% Convertible Notes of approximately $722,000.  At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes.  On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares.  This resulted in an original debt discount of $476,873.  Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” which required a retrospective adjustment to the debt discount.  At January 1, 2009, the debt discount was adjusted to $1,312,500.  This amount will be amortized over the remaining term of the 5% Convertible Notes and be recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the three and six months ended June 30, 2009 was approximately $112,500 and $225,000, respectively.

The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes could not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); and (iv) at any time after December 7, 2007, if the closing price of the common stock of the Company on the NASDAQ (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into common stock at the conversion price then applicable.  The Company had a Special Meeting of Stockholders on April 19, 2007, at which the Company’s stockholders approved the issuance by the Company of the shares acquirable on conversion of the 5% Convertible Notes.

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

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,700,000 as of June 30, 2009, and the Company’s obligations under its Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm. Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment of principal on the 5% Convertible Notes. The amortization of these costs for the three and six months ended June 30, 2009 was $66,187 and $132,373, respectively.

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of June 30, 2009, the Company’s obligation under capital lease, excluding current installments, is $2,700,000.

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in the quarterly report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the Company of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negative thereof, other variations thereon or comparable terminology or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. Such forward looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, future opportunities, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook and financial health of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our history of net losses and the possibility of continuing net losses during and beyond 2009, the current economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products, the risk that any intangibles on our balance sheet may be deemed impaired resulting in substantial write-offs, the risk that we may not be able to raise adequate financing to fund to fund our operations and growth prospects, risk associated with our ability to repay obligations, the cost and expense of complying with government regulations which affect the research, development and formulation of our products, risk associated with the acquisition and integration of businesses we may acquire, and other factors described in the “Risk Factors” section of the Company’s filing with the Securities and Exchange Commission, including Company’s latest annual report on Form 10-k and most recently filed Forms 8-K and 10-Q. Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as two of the sixteen respondents.  (Four of the other respondents are the former owners of Silipos and its affiliates, and the other ten respondents are unknown entities.)  The demand for arbitration alleged that the Company and Silipos were in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos.  Silipos has paid royalties to Dr. Zook, but Dr. Zook claimed that greater royalties were owed.  Silipos vigorously disputed any liability and contested his theory of damages. Dr. Zook agreed to drop PC Group, Inc. (then known as Langer, Inc.), but not Silipos, from the arbitration, without prejudice. Arbitration hearings were conducted on February 2-6, 2009 at which time Dr. Zook sought almost $1 million in damages and a declaratory judgment with respect to royalty reports.  On June 4, 2009, the arbitrator issued a decision denying and dismissing all claims of Dr. Zook and entitling Silipos to recover its reasonable attorneys’ fees in connection with the arbitration.  Any recovery will be recorded when the amounts are reasonably estimable.

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

ITEM 2.   PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table sets forth information regarding the Company’s purchase of outstanding common stock during the quarter ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares (or units purchased)		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30, 2009	782,978	(1)	$0.51	782,978	$3,234,611	(2)
May 1 to May 31, 2009	—		—
June 1 to June 30, 2009	—		—
Total	782,978		$0.51

(1)	The 782,978 shares were purchased in the open market.
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on July 14, 2009. The proposals voted upon at the meeting and the votes cast for each proposal were as follows:

Proposal One: Election of the Board of Directors.

Nominee	Vote For	Vote Withheld
Warren B. Kanders	6,090,239	474,801
W. Gray Hudkins	6,408,456	156,584
Peter A. Asch	6,491,725	73,315
Stephen M. Brecher	6,408,526	156,514
Burtt R. Ehrlich	6,181,708	383,332
Stuart P. Greenspon	6,408,526	156,514
David S. Hershberg	6,408,456	156,584

The foregoing nominees are all of the directors of the Company.

Proposal Two: The approval of an amendment to the Company’s Certificate of Incorporation to change the Company’s name from Langer, Inc. to PC Group, Inc.

For:	6,369,885
Against:	134,131
Abstain:	61,023

Proposal Three: The approval of an amendment to the Company’s Certificate of Incorporation to decrease the number of authorized shares of capital stock from 50,250,000 to 25,000,000.

For:	6,476,903
Against:	87,433
Abstain:	704

Proposal Four: The ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the year ended December 31, 2009.

For:	5,778,182
Against:	52,782
Abstain:	734,075

ITEM 5.   OTHER INFORMATION

On August 5, 2009, in recognition of the agreement of W. Gray Hudkins’,  the Company’s President and Chief Executive Officer, to forego $200,000 of the $300,000 base compensation for fiscal year 2009 to which he is entitled under his Employment Agreement, dated as of October 1, 2007 (the “Employment Agreement”), between Mr. Hudkins and the Company, the Company agreed to waive for 2009 the requirement of the Employment Agreement that Mr. Hudkins devote his full business time and energies to the business and affairs of the Company.  Instead, during 2009, Mr. Hudkins agrees to devote such business time and energies to the business and affairs of the Company as the Company and Mr. Hudkins will agree upon, from time to time, as necessary and appropriate.  The foregoing summary of the terms of the agreement between the Company and Mr. Hudkins is qualified in its entirety by reference to the agreement, which is filed as an exhibit to this report.

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.1	Agreement, dated as of August 5, 2009, between PC Group, Inc. and W. Gray Hudkins.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC GROUP, INC.

Date: August 6, 2009	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2009	By:	/s/ KATHLEEN P. BLOCH
Kathleen P. Bloch
Vice President and Chief Financial Officer
(Principal Financial Officer)