Form 10-Q
period 2009-09-30
PC GROUP, INC.
filed 2009-11-04
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common Stock, Par Value $.02— 7,848,774 shares as of November 4, 2009.

INDEX

PC GROUP, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$4,160,421	$4,003,460
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $199,847 and $171,729, respectively	6,226,893	5,591,824
Inventories, net	5,868,678	6,865,294
Prepaid expenses and other current assets	1,567,927	1,517,929
Total current assets	17,823,919	17,978,507

Property and equipment, net	8,800,634	9,314,299
Identifiable intangible assets, net	9,283,159	10,079,499
Goodwill	15,898,063	15,898,063
Other assets	469,395	894,539
Total assets	$52,275,170	$54,164,907
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,843,975	$2,579,976
Other current liabilities	2,647,664	2,609,225
Total current liabilities	5,491,639	5,189,201

Long-term debt:
5% Convertible Notes, net of debt discount of $975,000 at September 30, 2009 and $300,264 at December 31, 2008	27,905,000	28,579,736
Obligation under capital lease	2,700,000	2,700,000
Deferred income taxes payable	698,010	1,773,210
Other liabilities	11,100	—
Total liabilities	36,805,749	38,242,147
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 25,000,000 and 50,000,000 shares, respectively; issued 11,648,512 and 11,588,512 shares, respectively	232,971	231,771
Additional paid in capital	53,636,184	53,957,470
Accumulated deficit	(35,980,886)	(36,336,206)
Accumulated other comprehensive income	543,201	536,893
	18,431,470	18,389,928
Treasury stock at cost, 3,799,738 and 2,830,635 shares, respectively	(2,962,049)	(2,467,168)
Total stockholders’ equity	15,469,421	15,922,760
Total liabilities and stockholders’ equity	$52,275,170	$54,164,907

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net sales	$11,099,494	$11,187,762	$31,898,518	$34,628,355
Cost of sales	7,551,578	7,843,291	22,584,878	24,159,230
Gross profit	3,547,916	3,344,471	9,313,640	10,469,125

General and administrative expenses	1,699,338	2,475,438	5,434,114	7,785,767
Selling expenses	1,254,932	1,294,087	3,506,132	3,983,780
Research and development expenses	222,446	242,321	661,618	759,276
Operating income (loss)	371,200	(667,375)	(288,224)	(2,059,698)

Other expense, net:
Interest income	10,900	7,831	32,317	23,592
Interest expense	(641,237)	(553,719)	(1,930,063)	(1,661,003)
Other income (expense)	(8,415)	(40)	5,307	11,221
Other expense, net	(638,752)	(545,928)	(1,892,439)	(1,626,190)
Loss from continuing operations before income taxes	(267,552)	(1,213,303)	(2,180,663)	(3,685,888)
Benefit from (provision for) income taxes	—	4,152	1,075,200	(1,915)
Loss from continuing operations	(267,552)	(1,209,151)	(1,105,463)	(3,687,803)
Discontinued Operations:
Income (loss) from operations of discontinued subsidiaries (including gain (loss) on sales of subsidiaries of $1,674 in the nine months ended September 30, 2009 and $(335,501) and $(2,529,942) in the three and nine months ended September 30, 2008, respectively)	—	(191,817)	1,674	(2,540,783)
Benefit from income taxes	—	5,474	—	184,329
Income (loss) from discontinued operations	—	(186,343)	1,674	(2,356,454)
Net loss	$(267,552)	$(1,395,494)	$(1,103,789)	$(6,044,257)

Net loss per common share:
Basic and diluted
Loss from continuing operations	$(0.03)	$(0.11)	$(0.14)	$(0.34)
Loss from discontinued operations	—	(0.02)	—	(0.21)
Basic and diluted loss per share	$(0.03)	$(0.13)	$(0.14)	$(0.55)
Weighted average number of common shares used in computation of net loss per share:
Basic and diluted	7,788,774	10,650,987	8,092,313	10,955,494

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30, 2009
(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
				Additional		Foreign		Total
	Common Stock		Treasury	Paid-in	Accumulated	Currency	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Translation	Income (Loss)	Equity
Balance at January 1, 2009	11,588,512	$231,771	$(2,467,168)	$53,957,470	$(36,336,206)	$536,893		$15,922,760
Cumulative effect of change in accounting principal related to adoption of FASB ASC 815-40. See Note 1.				(476,873)	1,459,109			982,236
Net loss					(1,103,789)		$(1,103,789)
Foreign currency adjustment						6,308	6,308
Total comprehensive loss							$(1,097,481)	(1,097,481)
Stock-based compensation expense				155,587				155,587
Proceeds from exercise of stock warrants	60,000	1,200						1,200
Purchase of Treasury Stock			(494,881)					(494,881)
Balance at September 30, 2009	11,648,512	$232,971	$(2,962,049)	$53,636,184	$(35,980,886)	$543,201		$15,469,421

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(1,103,789)	$(6,044,257)
(Income) loss from discontinued operations	(1,674)	2,356,454
Loss from continuing operations	(1,105,463)	(3,687,803)
Adjustments to reconcile net loss from continuing operations to net cash providedby (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	1,907,024	3,084,549
Loss on receivable settlement	—	49,000
Gain on lease surrender	—	(218,249)
Amortization of debt acquisition costs	258,991	268,811
Amortization of debt discount	337,500	67,455
Loss on abandonment property and equipment	13,307	—
Reduction in fair value of derivative liability	(18,900)	—
Stock-based compensation expense	155,587	137,140
Provision for doubtful accounts receivable	28,118	154,137
Deferred income tax (benefit) provision	(1,075,200)	35,120
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(660,154)	(588,044)
Inventories	999,098	(1,935,758)
Prepaid expenses and other current assets	(241,025)	(412,991)
Other assets	3,262	(46,567)
Accounts payable and other current liabilities	303,090	1,741,756
Unearned revenue and other liabilities	—	(91,804)
Net cash provided by (used in) operating activities of continuing operations	905,235	(1,443,248)
Net cash used in operating activities of discontinued operations	—	(313,969)
Net cash provided by (used in) operating activities	905,235	(1,757,217)
Cash Flows From Investing Activities:
Purchase of property and equipment	(610,326)	(594,470)
Net proceeds from sales of subsidiaries	353,918	3,193,052
Net cash (used in) provided by investing activities for continuing operations	(256,408)	2,598,582
Net cash used in investing activities of discontinued operations	—	(3,711)
Net cash (used in) provided by investing activities	(256,408)	2,594,871

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the nine months ended September 30,
	2009	2008

Cash Flows From Financing Activities:
Net borrowings under line of credit	—	4,500,000
Purchase of treasury stock	(494,881)	(1,228,756)
Proceeds from exercise of stock warrants	1,200	—
Repayment of note payable	—	(9,469)
Net cash provided by (used in) financing activities of continuing operations	(493,681)	3,261,775
Net cash used in financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	(493,681)	3,261,775
Effect of exchange rate changes on cash	1,815	(89,802)
Net increase in cash and cash equivalents	156,961	4,009,627
Cash and cash equivalents at beginning of period	4,003,460	2,665,408
Cash and cash equivalents at end of period	$4,160,421	$6,675,035

Supplemental Disclosures of Cash Flow Information:
Supplemental Disclosures of Non Cash Investing Activities:
Release of funds in escrow related to the Twincraft acquisition reclassified to goodwill	$—	$1,000,000
Note receivable related to sale of subsidiary	$—	$221,230
Supplemental Disclosures of Non Cash Financing Activities:
Accounts payable and accrued liabilities relating to property and equipment	$48,623	$163,140

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

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

In accordance with the provisions of FASB ASC 360-10 (prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) the results of operations of Langer (UK) Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), Bi-Op Laboratories, Inc. (“Bi-Op”), and the Langer branded custom orthotics and related products business for the current and prior period have been reported as discontinued operations.  The Company sold the capital stock of Langer UK to a third party on January 18, 2008, sold its entire membership interest in Regal to a group of investors, including a member of Regal’s management on June 11, 2008, and sold all of the capital stock of Bi-Op on July 31, 2008, and sold substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008.

(c)	Non-recurring, non-cash benefit

In the nine months ended September 30, 2009, the Company realized a non-recurring, non-cash benefit from income taxes of approximately $1,075,000.  This benefit results from the reversal of a previously established tax valuation allowance which is no longer required as a result of a change in the estimated useful life of the Silipos tradename from an indefinite life to a useful life of 18 years effective January 1, 2009.

(d)	Seasonality

Factors which can result in quarterly variations include the timing and amount of new business generated by the Company, the timing of new product introductions, the Company’s revenue mix, and the competitive and fluctuating economic conditions in the medical and skincare industries.

(e)	Stock-Based Compensation

The total stock compensation expense for the three and nine months ended September 30, 2009 was $53,260 and $155,586, respectively, and for the three and nine months ended September 30, 2008 was $60,031 and $137,140, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

 The Company accounts for share-based compensation cost in accordance with FASB ASC 718-10 (prior authoritative literature: SFAS No. 123(R), “Share-Based Payment”).  The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model.  The compensation cost is recognized over the service period which is usually the vesting period of the award.  Expected volatility is based on the historical volatility of the price of the Company’s stock.  The risk-free interest rate is based on Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC 505-50 (prior authoritative literature: EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”).

(f)	Fair Value Measurements

FASB ASC 820-10 (prior authoritative literature: SFAS No. 157 “Fair Value Measurements”), was adopted January 1, 2008 and provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB provided a one year deferral for the implementation of FASB ASC 820-10 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FASB ASC 820-10 for non-financial assets and liabilities as of January 1, 2009 which did not have a material impact on the results of operations. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level one— Quoted market prices in active markets for identical assets or liabilities;

•	Level two— Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three— Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The following table identifies the financial assets and liabilities that are measured at fair value by level at September 30, 2009:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Markets	$4,160,421	$—	$—
Liabilities:
Derivative	$—	$—	$11,100

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

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities valued using significant unobservable inputs (level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2009	Nine Months Ended September, 30, 2009
Derivative liability:
Beginning balance	$16,000	$30,000
Total (gains) included in earnings	(4,900)	(18,900)
Ending balance	$11,100	$11,100

Total gains and losses included in earnings for the three and nine months ended September 30, 2009 are reported as other income in the consolidated statements of operations.

Although there were no fair value adjustments to non-financial assets, the following table identifies the non-financial assets that are measured at fair value by level at September 30, 2009:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Identifiable Intangible Assets	$—	$—	$9,283,159	$—
Goodwill	—	—	15,898,063	—
Total	$—	$—	$25,181,222	$—

Historically, the Company has used an earnings capitalization model for impairment testing for these reporting units.  In future periods, the Company will change its income approach method of evaluating the realization of goodwill related to Silipos’ medical products and Silipos’ personal care reporting units from an earnings capitalization model to a discounted cash flow methodology.  The Company believes that this change provides a better measure of fair value because: i) the long term valuation methodology of the discounted cash flow model (the “DCFM”) is more appropriate where significant changes in revenue patterns occur from year to year, ii) the DCFM provides a better representation of the prospects of the business over a longer time horizon and iii) the DCFM provides greater flexibility to incorporate changes in the business that occur over multiple periods.  The goodwill of the Company’s remaining reporting unit, Twincraft, has been and will continue to be evaluated using the DCFM.  Furthermore, consistent with FASB ASC 820-10’s requirement to consider fair value from a market participant’s perspective, the above mentioned income approaches will be coupled with market approaches to estimate fair values for impairment testing at its annual impairment testing date.

At September 30, 2009 and December 31, 2008, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity.  The carrying value of long-term debt, net of discount, at September 30, 2009 and December 31, 2008 was $27,905,000 and $28,579,736, respectively.  The approximated fair value of long-term debt based on borrowing rates currently available to the Company for debt with similar terms was $27,212,531 at September 30, 2009.  Fair value was determined using a discounted cash flow model.

(g)	Discount on Convertible Debt

In June 2008, the FASB published FASB ASC 815-40 (prior authoritative literature: EITF Issue 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB ASC 815-10 (prior authoritative literature:  “Accounting for Derivative Instruments and Hedging Activities”).  FASB ASC 815-40 addresses the issue of the determination of whether a free-standing equity-linked instrument should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period.  FASB ASC 815-40 is effective for years beginning after December 15, 2008 and earlier adoption was not permitted.  Although FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption requires a retrospective application of the accounting principle through a cumulative effect adjustment to retained earnings upon adoption.  The Company has completed an analysis as it pertains to the conversion option in its convertible debt, which was triggered by the reset provision, and has determined that the fair value of the derivative liability was $30,000 and the debt discount was $1,312,500 at January 1, 2009.  The Company estimates the fair value of the derivative liability using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2009	January 1, 2009
Annual dividend yield	—	—
Expected life (years)	2.19	2.94
Risk-free interest rate	1.45%	1.00%
Expected volatility	80%	80%

Expected volatility is based upon historical volatility.  The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of the derivative liability.  The Company currently has no reason to believe future volatility over the expected remaining life of this conversion option is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the conversion option.  The risk-free interest rate is based on three-year U.S. Treasury securities.  The Company recorded an adjustment to retained earnings in the amount of $1,459,109, which represents the cumulative change in the fair value of the conversion option, net of the impact of amortization of the additional debt discount from date of issuance of the notes (December 8, 2006) through adoption of this pronouncement.  In addition, as required by FASB ASC 815-40, the Company recorded an adjustment to reduce additional paid in capital in the amount of $476,873, which represents the reversal of the value of the debt discount that was recorded in paid in capital in connection with a reset of the bond conversion price in January 2007.  The debt discount will be amortized over the remaining life of the debt resulting in greater interest expense in the future.  The Company recognized an additional interest expense in the amount of $88,569 and $266,594 in the three and nine months ended September 30, 2009.

(h)	Other Recently Issued Accounting Pronouncements

In December 2007, the FASB published FASB ASC 805-10 (prior authoritative literature: SFAS No.141(R), “Business Combinations”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest of an acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. FASB ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier application was prohibited.  The Company did not complete any acquisitions in the nine months ended September 30, 2009 and therefore the adoption by the Company of FASB ASC 805-10 had no effect upon the Company’s financial position or results of operations.

In March 2008, the FASB published FASB ASC 815-10 (prior authoritative literature: SFAS No. 161, “Disclosures and Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133”). FASB ASC 815-10 will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption by the Company of FASB ASC 815-10 did not have a material impact on the Company’s financial position or results of operations.

The Company adopted FASB ASC 855-10 (prior authoritative literature: FASB Statement No. 165 “Subsequent Events”) effective June 30, 2009.  This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 4, 2009.  The effect of adopting this pronouncement did not have a material effect on the Company’s financial position or results of operations.

(i)	Stock Repurchase Program

The Company purchased 969,103 shares of its common stock at prices ranging from $0.38 to $0.60 during the period from January 1, 2009 to April 15, 2009.  The stock repurchase program was terminated effective April 15, 2009, which was the expiration date of waiver received from Wachovia Bank, N.A. that would have otherwise precluded the Company from making such repurchases under the terms of its Credit Facility (as such term is defined in Note 5).  As of September 30, 2009, the Company held 3,799,738 shares, reflected as treasury shares on the condensed consolidated balance sheet, at a cost of $2,962,049.

(2)	Discontinued Operations

During the year ended December 31, 2008, the Company completed the sale of Langer UK on January 18, 2008, Regal on June 11, 2008, Bi-Op on July 31, 2008 and substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008 (see Note 1).  In accordance with FASB ASC 360-10, the results of operations of these wholly owned subsidiaries and businesses for the current and prior periods have been reported as discontinued operations.  Operating results of these wholly owned subsidiaries and businesses, which were formerly included in the medical products and Regal segments, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Langer UK	$—	$—	$—	$—
Regal	—	—	—	1,526,301
Bi-Op	—	265,130	—	1,617,356
Langer branded custom orthotics	—	2,787,892	—	8,298,843
Total revenues	$—	$3,053,022	$—	$11,442,500

Net income from operations	$—	$154,837	$—	$70,674
Gain (loss) on sale	—	(335,501)	1,674	(2,529,942)
Other income (expense), net	—	(11,153)	—	(81,515)
Income (loss) before income taxes	—	(191,817)	1,674	(2,540,783)
Benefit from income tax	—	5,474	—	184,329
Income (loss) from discontinued operations	$—	$(186,343)	$1,674	$(2,356,454)

Loss from discontinued operations is comprised of the following for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Langer UK	$—	$—	$—	$—
Regal	—	(131,376)	(73,326)	(2,128,532)
Bi-Op	—	(147,377)	—	(432,635)
Langer branded custom orthotics	—	92,410	75,000	204,713
Total	$—	$(186,343)	$1,674	(2,356,454)

(3) Identifiable Intangible Assets

Identifiable intangible assets at September 30, 2009 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names – Silipos	18	$2,688,000	$112,000	$2,576,000
Repeat customer base – Silipos	7	1,680,000	1,363,888	316,112
License agreements and related technology – Silipos	9.5	1,364,000	717,895	646,105
Repeat customer base – Twincraft	19	4,814,500	1,394,011	3,420,489
Trade names – Twincraft	23	2,629,300	304,847	2,324,453
		$13,175,800	$3,892,641	$9,283,159

Identifiable intangible assets at December 31, 2008 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names – Silipos	Indefinite	$2,688,000	$—	$2,688,000
Repeat customer base – Silipos	7	1,680,000	1,158,994	521,006
License agreements and related technology – Silipos	9.5	1,364,000	610,211	753,789
Repeat customer base – Twincraft	19	4,814,500	1,107,988	3,706,512
Trade names – Twincraft	23	2,629,300	219,108	2,410,192
		$13,175,800	$3,096,301	$10,079,499

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended September 30, 2009 and 2008 was $265,591and $287,951, respectively, and for the nine months ended September 30, 2009 and 2008 was $796,340 and $857,039, respectively. As of September 30, 2009, the estimated future amortization expense is $265,591 for 2009, $1,029,227 for 2010, $764,794 for 2011, $895,676 for 2012, $825,059 for 2013 and $5,502,812 thereafter.

(4) Inventories, net

Inventories, net, consisted of the following:
	September 30, 2009	December 31, 2008
Raw materials	$3,946,236	$4,010,119
Work-in-process	265,271	287,823
Finished goods	2,334,639	3,177,620
	6,546,146	7,475,562
Less: Allowance for excess and obsolescence	677,468	610,268
	$5,868,678	$6,865,294

(5)   Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A. (“Wachovia”), expiring on September 30, 2011.  During 2008, the Company entered two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $3 million for term loans, and a sub-limit of $4 million on loans against inventory.  Loans under the Credit Facility will bear interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined in the Credit Facility.  The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos and Twincraft) and any other company or person that hereafter becomes a borrower or owner of any property in which the lender has a security interest under the Credit Facility.  As of September 30, 2009, the Company had no outstanding advances under the Credit Facility and has approximately $6.2 million available under the Credit Facility related to eligible accounts receivable and inventory.  In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

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

 If the Company’s availability is less than $3 million, the Credit Facility requires compliance with various covenants including but not limited to a fixed charge coverage ratio of not less than 1.0 to 1.0.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At September 30, 2009, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $309,600, and other outstanding letters of credit of approximately $500,000.

 To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of three eights of one percent (0.375%) on the unused portion of the loan commitment. The Company paid Wachovia a closing fee in the amount of $75,000 in August 2007. In addition, the Company paid legal and other costs associated with obtaining the Credit Facility of $319,556 in 2007.  In April 2008, the Company paid a $20,000 fee to Wachovia related to an amendment of the Credit Facility, which has been recorded as a deferred financing cost and is being amortized over the remaining term of the Credit Facility. As of September 30, 2009, the Company had unamortized deferred financing costs in connection with the Credit Facility of $191,147. Amortization expense for the three months ended September 30, 2009 and 2008 was $23,893 for each period, and for the nine months ended September 30, 2009 and 2008 was $71,680 and $70,252, respectively.

(6) Segment Information

 As of September 30, 2009, the Company operated in two segments (medical products and personal care).  Our medical products segment includes the Silipos medical business. Our personal care segment includes Twincraft and the Silipos skincare business.  Assets and expenses related to the Company’s corporate offices are reported under “other” as they do not relate to any of the operating segments.  Intersegment sales are recorded at cost.

Segment information for the three and nine months ended September 30, 2009 and 2008 is summarized as follows:

Three months ended September 30, 2009	Medical Products	Personal Care	Other	Total
Net sales	$2,238,089	$8,861,405	$—	$11,099,494
Gross profit	1,197,808	2,350,108	—	3,547,916
Operating (loss) income	313,747	598,175	(540,722)	371,200
Total assets as of September 30, 2009	16,790,062	29,355,518	6,129,590	52,275,170

Three months ended September 30, 2008	Medical Products	Personal Care	Other	Total
Net sales	$2,390,389	$8,797,373	$—	$11,187,762
Gross profit	1,184,693	2,159,778	—	3,344,471
Operating (loss) income	414,418	19,182	(1,100,975)	(667,375)
Total assets as of September 30, 2008	16,880,682	38,529,111	9,066,662	64,476,455

Nine months ended September 30, 2009	Medical Products	Personal Care	Other	Total
Net sales	$6,503,389	$25,395,129	$—	$31,898,518
Gross profit	3,325,456	5,988,184	—	9,313,640
Operating (loss) income	604,501	1,134,245	(2,026,970)	(288,224)
Total assets as of September 30, 2009	16,790,062	29,355,518	6,129,590	52,275,170

Nine months ended September 30, 2008	Medical Products	Personal Care	Other	Total
Net sales	$7,659,787	$26,968,568	$—	$34,628,355
Gross profit	4,005,986	6,463,139	—	10,469,125
Operating (loss) income	1,480,734	119,624	(3,660,056)	(2,059,698)
Total assets as of September 30, 2008	16,880,682	38,529,111	9,066,662	64,476,455

Geographical segment information for the three and nine months ended September 30, 2009 and 2008 is summarized as follows:

Three months ended September 30, 2009	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$8,802,566	$1,149,824	$632,338	$514,766	$11,099,494
Gross profit	2,649,914	286,182	335,168	276,652	3,547,916
Operating income	67,293	90,427	118,091	95,389	371,200
Total assets as of September 30, 2009	51,898,094	—	377,076	—	52,275,170

Three months ended September 30, 2008	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$9,295,024	$568,813	$904,891	$419,034	$11,187,762
Gross profit	2,649,883	124,077	384,292	186,219	3,344,471
Operating (loss) income	(879,937)	4,942	138,328	69,292	(667,375)
Total assets as of September 30, 2008	63,906,316	—	570,139	—	64,476,455

Nine months ended September 30, 2009	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$25,402,284	$3,061,428	$1,923,582	$1,511,224	$31,898,518
Gross profit	6,991,731	713,289	907,575	701,045	9,313,640
Operating (loss) income	(929,742)	190,059	254,805	196,654	(288,224)
Total assets as of September 30, 2009	51,898,094	—	377,076	—	52,275,170

Nine months ended September 30, 2008	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$28,872,375	$1,502,267	$2,719,450	$1,534,263	$34,628,355
Gross profit	8,178,887	341,092	1,194,568	754,578	10,469,125
Operating (loss) income	(2,854,297)	27,227	454,407	312,965	(2,059,698)
Total assets as of September 30, 2008	63,906,316	—	570,139	—	64,476,455

(7) Comprehensive Loss

The Company’s comprehensive losses were as follows:
	Nine months ended September 30,
	2009	2008
Net loss	$(1,103,789)	$(6,044,257)
Other comprehensive loss, net of tax:
Change in equity resulting from translation of financial statements into U.S. dollars	6,308	(151,330)
Comprehensive loss	$(1,097,481)	$(6,195,587)

(8) Loss per share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted EPS are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted loss per share computations for the three and nine months ended September 30, 2009 and 2008 exclude approximately 1,728,000 and approximately 1,883,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes (as hereinafter defined) on the calculation of the fully-diluted EPS was anti-dilutive and is therefore not included in the computation for the three and nine months ended September 30, 2009 and 2008, respectively.

 The following table provides the basic and diluted loss EPS:

	Nine months ended September 30,
	2009			2008
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and diluted EPS	$(1,103,789)	8,092,313	$(0.14)	$(6,044,257)	10,955,494	$(0.55)

	Three months ended September 30,
	2009			2008
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and diluted EPS	$(267,552)	7,788,774	$(0.03)	$(1,395,494)	10,650,987	$(0.13)

(9) Related Party Transactions

5% Convertible Subordinated Notes.   On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 (the “5% Convertible Notes”) in a private placement. The number of shares of common stock issuable on conversion of the 5% Convertible Notes, as of September 30, 2009, is 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances. During the year ended December 31, 2008, the Company’s Chairman of the Board of Directors, and largest beneficial shareholder, Warren B. Kanders, purchased $3,250,000, President and CEO, W. Gray Hudkins, and CFO and COO, Kathleen P. Bloch, each purchased $250,000 of the Company’s 5% Convertible Notes from certain previous debt holders. Mr. Kanders and trusts controlled by Mr. Kanders  (as trustee for members of his family) own $5,250,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.  On September 29, 2008, an affiliate of Mr. Kanders entered into letter agreements with Mr. Hudkins and Ms. Bloch pursuant to which they agreed (i) not to sell, transfer, pledge, or otherwise dispose of or convert into common stock, any portion of the 5% Convertible Notes respectively owned by them, and (ii) to cast all votes which they respectively may cast with respect to any shares of common stock underlying the 5% Convertible Notes in the same manner and proportion as shares of common stock voted by Mr. Kanders and his affiliates.

Common Stock Purchases During the nine months ended September 30, 2009, Warren B. Kanders, the Company’s Chairman of the Board of Directors, acquired 52,837 shares at a cost of $30.793, which represents an average cost of $0.58 per share.  In addition, on September 30, 2009, Mr. Kanders exercised a warrant to purchase 15,000 shares of the Company’s common stock at a cost of $0.02 per share.    During the nine months ended September 30, 2009, Peter A. Asch, President of Twincraft as well as one of the Company’s directors, acquired 58,037 shares at a cost of $33,913, which represents an average cost of $0.58 per share.  Also, on September 30, 2009, funds controlled by Wynnefield Capital Management, LLC exercised stock warrants to purchase an aggregate of 35,000 shares of common stock at a cost of $0.02 per share.

(10) Litigation

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as two of the sixteen respondents.  (Four of the other respondents are the former owners of Silipos and its affiliates, and the other ten respondents are unknown entities.)  The demand for arbitration alleged that the Company and Silipos were in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos.  Silipos has paid royalties to Dr. Zook, but Dr. Zook claimed that greater royalties were owed.  Silipos vigorously disputed any liability and contested his theory of damages. Dr. Zook agreed to drop PC Group, Inc. (then known as Langer, Inc.), but not Silipos, from the arbitration, without prejudice. Arbitration hearings were conducted on February 2-6, 2009 at which time Dr. Zook sought almost $1 million in damages and a declaratory judgment with respect to royalty reports.  On June 4, 2009, the arbitrator issued a decision denying and dismissing all claims of Dr. Zook and entitling Silipos to recover its reasonable attorneys’ fees in connection with the arbitration.  On August 17, 2009, the arbitrator issued a final award dismissing all claims of Dr. Zook and awarding Silipos approximately $256,000 in attorneys’ fess with simple interest at 9% per annum accruing from October 1, 2009.  Silipos made a motion in the New York County Supreme Court to confirm the arbitration award, which motion was submitted on September 14, 2009, and is awaiting a decision.

The Company received a letter from Langer Biomechanics, Inc. f/k/a Langer Acquisition Corp. (“Langer Biomechanics”) dated September 17, 2009, alleging the breach by the Company of certain representations and warranties contained in the Asset Purchase Agreement dated October 24, 2008 between the Company and Langer Biomechanics, related to the sale of the assets and liabilities of the Company’s former Langer branded custom orthotics and related products business.   No damages have been alleged by Langer Biomechanics and the Company intends to vigorously defend such allegations.   As a result of Langer Biomechanics’ allegation, a receivable in the amount of $237,500 that was scheduled to be released to the Company from escrow on October 24, 2009, will continue to be held in escrow in accordance with the terms of the Escrow Agreement dated October 24, 2008, by and among the Company, Langer Biomechanics, and The Bank of New York Mellon.

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

Sale of Langer (UK) Limited

On January 18, 2008, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Langer UK, to an affiliate of Sole Solutions, a retailer of specialty footwear based in the United Kingdom.  The sales price was $1,155,313, of which $934,083 was paid in cash at closing and the remaining $221,230 is evidenced by a note receivable.  The note bears interest at 8.5% per annum with quarterly payments of interest.  The entire principal balance on the note receivable is due in full on January 18, 2010.  This balance is included in prepaid expenses and other current assets at September 30, 2009 and in other assets at December 31, 2008.   In addition, upon closing, the Company entered into an exclusive sales agency agreement and distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel.  These agreements have terms of three years.

Sale of Regal Medical Supply, LLC

On June 11, 2008, the Company sold its entire membership interest of its wholly-owned subsidiary, Regal, to a group of investors, including a member of Regal’s management.  The sales price was $501,000, which was paid in cash at closing. The Company recorded a loss before income taxes on this sale of $1,929,564, which included an impairment of $1,277,521 related to goodwill and transaction costs of $69,921. This loss is included in loss from operations of discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2008.  For the nine months ended September 30, 2009, the Company recorded an additional $73,326 non-cash loss from discontinued operations which is a result of a change in the Company’s estimate of the loss associated with the lease of the offices formerly used by Regal in King of Prussia, PA.

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

Sale of Langer Branded Custom Orthotics Assets and Liabilities

On October 24, 2008, the Company sold substantially all of the operating assets and liabilities of the Langer branded custom orthotics and related products business to a third party. The sales price was approximately $4,750,000, of which $475,000 was to be held in escrow for up to 12 months to satisfy indemnification claims of the purchaser. As of September 30, 2009, the remaining escrow balance of $237,500 is included in prepaid expenses and other current assets.  The sales price was subject to adjustment within 90 days of closing to the extent that working capital, as defined by the purchase agreement, was less or greater than $1,100,000 as of the closing date.  In January 2009, a working capital adjustment due to the Company in the amount of $116,418 was agreed to by both parties to the transaction.  The Company recorded a loss before income taxes on this sale of $179,715, which included an impairment of $1,672,344 related to goodwill and transaction costs of $565,327.  This loss is included in loss from operations of discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2008.  During the nine months ended September 30, 2009, the Company recorded a gain of $75,000 resulting from the reversal of an accrual for severance pay related to the employees of the Langer branded custom orthotics business, since no such claim was made by the buyer in the requisite time frame.  In connection with this sales transaction, the Company surrendered its right to continue to use the Langer name and trademark, and accordingly, effective July 23, 2009, the Company changed its corporate name to PC Group, Inc.

Through September 30, 2009, the sales of these businesses generated approximately $7.2 million in net cash proceeds, which the Company has deployed in part to purchase its own capital stock in the market and has retained for future needs.  The Company also holds approximately $179,000 in notes receivable and has a receivable of $237,500, which represents the remainder of the funds currently held in escrow.  The Company received a letter from Langer Biomechanics, Inc. f/k/a Langer Acquisition Corp. (“Langer Biomechanics”) dated September 17, 2009, alleging the breach by the Company of certain representations and warranties contained in the Asset Purchase Agreement dated October 24, 2008 between the Company and Langer Biomechanics, related to the sale of the assets and liabilities of the Company’s former Langer branded custom orthotics and related products business.   No damages have been alleged by Langer Biomechanics and the Company intends to vigorously defend such allegations.   As a result of Langer Biomechanics’ allegation, a receivable in the amount of $237,500 that was scheduled to be released to the Company from escrow on October 24, 2009, will continue to be held in escrow in accordance with the terms of the Escrow Agreement dated October 24, 2008, by and among the Company, Langer Biomechanics, and The Bank of New York Mellon.

The Company believes that along with strengthening our balance sheet through these divestitures, by retaining Twincraft and Silipos we have honed our focus on our two largest and most significant businesses.  In addition, during 2008 we streamlined the corporate structure of the Company, significantly reducing general and administrative expenses.  The Company expects this streamlined and focused organization will enhance our ability to develop and market innovative products.

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

NASDAQ Notifications

     As previously disclosed, the Company received a deficiency letter from The NASDAQ Stock Market (“NASDAQ”) Listing Qualifications Department notifying the Company that its common stock has not maintained: (i) a $5 million minimum market value of publicly held shares as required by NASDAQ Marketplace Rule 5450(b)(1)(C); and (ii) the minimum $1.00 bid price as required by NASDAQ Marketplace Rule 5450(a)(1).  As a result of its temporary suspension of its enforcement of these rules due to extraordinary market conditions, NASDAQ gave the Company until October 19, 2009 to comply with the $5 million minimum market value of publicly-held shares requirement and until January 19, 2010 to comply with the $1 per share minimum bid price requirement.

     The Company did not regain compliance with the $5 million minimum market value of publicly-held shares requirement on or prior to October 19, 2009 and, accordingly, on October 22, 2009, the Company received written notification of a determination by the NASDAQ staff (the “Staff Determination”) to delist the Company’s common stock from The NASDAQ Global Market as a result of the deficiency, effective November 2, 2009, unless the Staff Determination is appealed by October 29, 2009.

     The Company filed an appeal of the Staff Determination on October 29, 2009 and requested a hearing before the NASDAQ Hearings Panel (the “Panel”) to review the Staff Determination, which stays any action with respect to the Staff Determination until the Panel renders a decision subsequent to the hearing. At the hearing, which is scheduled to be held on December 3, 2009, the Company intends to present its plans for regaining compliance with the $5 million minimum market value of publicly-held shares requirement. There can be no assurance that the Panel will grant the Company’s request for continued listing.

     If our common stock were delisted, such delisting may have an adverse impact on the price of our shares of common stock, the volatility of the price of our shares, and/or the liquidity of an investment in our shares of common stock.

Segment Information

We currently operate in two segments, medical products and personal care products.  The operations of Twincraft and the personal care products of Silipos are included in the personal care segment.  The medical products segment includes the medical, orthopedic and prosthetic gel-based products of Silipos.

        For the nine months ended September 30, 2009 and 2008, we derived approximately 20.4% and 22.1% of our revenues from continuing operations, respectively, from our medical products segment and approximately 79.6% and 77.9%, respectively, from our personal care products segment.  For the nine months ended September 30, 2009 and 2008, we derived approximately 89.2% and 87.7% of our revenues from continuing operations from North America, and approximately 10.9% and 12.3% of our revenues from continuing operations from outside North America.  Of our revenue derived from North America for the nine months ended September 30, 2009 and 2008, approximately 89.2% and 95.1% was generated in the United States and approximately 10.8% and 4.9%, respectively, was generated from Canada.

For the three months ended September 30, 2009 and 2008, we derived approximately 20.2% and 22.1% of our revenues from continuing operations, respectively, from our medical products segment and approximately 79.8% and 77.9%, respectively, from our personal care segment.  For the three months ended September 30, 2009 and 2008, we derived approximately 89.7% and 88.1%, respectively, of our revenues from North America, and approximately 10.3% and 11.9%, respectively, of our revenues from outside North America.  Of our revenue derived from North America for the three months ended September 30, 2009 and 2008, approximately 88.4% and 94.2% was generated in the United States and approximately 11.6% and 5.8%, respectively, was generated from Canada.

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

Goodwill and other identifiable intangible assets comprise a substantial portion (48.2% at September 30, 2009 and 48.0% at December 31, 2008) of our total assets.  As prescribed under FASB ASC 350-10 (prior authoritative literature: SFAS No. 142 “Goodwill and Other Intangible Assets”), we test annually for possible impairment to goodwill.  We engage a valuation analysis expert to prepare the models and calculations used to perform the tests, and we provide them with information regarding our reporting units’ expected growth and performance for future years.  The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time.  The Company continually monitors the expected cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets.  Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

Historically, the Company has used an earnings capitalization model for impairment testing for these reporting units. In future periods, the Company will change its income approach method of evaluating the realization of goodwill related to Silipos’ medical products and Silipos’ personal care reporting units from an earnings capitalization model to a discounted cash flow methodology.  The Company believes that this change provides a better measure of fair value because: i) the long term valuation methodology of the discounted cash flow model (the “DCFM”) is more appropriate where significant changes in revenue patterns occur from year to year, ii) the DCFM provides a better representation of the prospects of the business over a longer time horizon and iii) the DCFM provides greater flexibility to incorporate changes in the business that occur over multiple periods.  The goodwill of the Company’s remaining reporting unit, Twincraft, has been and will continue to be evaluated using the DCFM.  Furthermore, consistent with FASB ASC 820-10’s requirement to consider fair value from a market participant’s perspective, the above mentioned income approaches will be coupled with market approaches to estimate fair values for impairment testing at its annual impairment testing date.

As of September 30, 2009, the Company’s market capitalization was approximately $4,866,000, which is substantially lower than the Company’s estimated combined fair values of its three reporting units.  The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units as of October 1, 2008 (the annual testing date) to its market value (based upon its stock price at September 30, 2009), which included the quantification of a controlling interest premium.  In addition, the Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s report units and its market capitalization:

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

Nine months ended September 30, 2009 and 2008

During 2008, the Company sold all of the outstanding stock of Langer UK, sold its entire membership interest in Regal, sold all of the outstanding stock of Bi-Op, and sold substantially all of the operating assets and liabilities of the Langer branded custom orthotics business (“Langer Branded Orthotics”). The results of operations of Langer UK, Regal, Bi-Op, and Langer Branded Orthotics are reflected as discontinued operations in the three and nine months ended September 30, 2009 and 2008.

Net loss from continuing operations for the nine months ended September 30, 2009 was approximately $(1,105,000) or $(0.14) per share on a fully diluted basis, compared to a net loss from continuing operations for the nine months ended September 30, 2008 of approximately $(3,688,000) or $(0.34) per share on a fully diluted basis.  The operating results for the nine months ended September 30, 2009 include a non-recurring, non-cash deferred tax benefit of approximately $1,075,000.  This benefit results from the reversal of a previously established tax valuation allowance which is no longer required as a result of a change in the estimated useful life of the Silipos tradename from an indefinite life to a useful life of approximately 18 years effective January 1, 2009.  The Company’s loss from continuing operations before income taxes was approximately $(2,181,000) for the nine months ended September 30, 2009, compared to a net loss from continuing operations before income taxes of approximately $(3,686,000) for the nine months ended September 30, 2008.  The decrease in the Company’s net loss from continuing operations before income taxes is due to reductions in general and administrative expenses of $2,352,000 and reductions in selling expenses of approximately $478,000 for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, which was partially offset by a decrease in gross profit of approximately $1,155,000, primarily as a result of lower sales in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Net sales for the nine months ended September 30, 2009 were approximately $31,899,000 compared to approximately $34,628,000 for the nine months ended September 30, 2008, a decrease of approximately $2,729,000, or 6.6%.  Both of the Company’s operating subsidiaries, Twincraft and Silipos, experienced declines in sales when comparing the first nine months of 2009 to the first nine months of 2008.  Twincraft’s net sales for the nine months ended September 30, 2009 were approximately $23,604,000, a decline of approximately $407,000 or 1.7% as compared to net sales of approximately $24,011,000 for the nine months ended September 30, 2008.  Silipos’ net sales for the nine months ended September 30, 2009 were approximately $8,294,000, a decline of approximately $2,323,000 or 21.9% as compared to net sales of approximately $10,617,000 for the nine months ended September 30, 2008.  These declines are primarily the result of the current economic conditions, which are characterized by lower consumer demand, retailer’s and distributor’s programs to reduce inventory, and the reluctance of our customers to launch new products.

Twincraft’s sales are reported in the personal care products segment.  Also included in the personal care products segment are the net sales of Silipos personal care products which were approximately $1,791,000 in the nine months ended September 30, 2009, a decrease of approximately $1,167,000 or 39.5% as compared to Silipos’ net sales of personal care products of approximately $2,958,000 for the nine months ended September 30, 2008.  This change is primarily a result of the economic factors discussed above.

Net sales of medical products were approximately $6,503,000 in the nine months ended September 30, 2009, compared to approximately $7,660,000 in the nine months ended September 30, 2008, a decrease of approximately $1,157,000 or 15.1%.  The decrease was primarily due to fewer new product launches in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.

Cost of sales, on a consolidated basis, decreased approximately $1,574,000, or 6.5%, to approximately $22,585,000 for the nine months ended September 30, 2009, compared to approximately $24,159,000 for the nine months ended September 30, 2008.  Cost of sales as a percentage of net sales was 70.8% for the nine months ended September 30, 2009, as compared to 69.8% for the nine months ended September 30, 2008.  The increase in cost of goods sold as a percentage of net sales is primarily attributable to the shift of Twincraft’s net sales toward the amenity business, which historically carries lower gross margins than the health care and beauty market.  For the nine months ended September, 2009, amenity sales represented 43.1% of Twincraft’s net sales, as compared to 34.0% of Twincraft’s net sales for the nine months ended September, 2008.  In addition, Silipos experienced lower overhead absorption due to lower production volumes in nine months ended September 30, 2009 as compared to the same period in 2008.

Cost of sales in the medical products segment were approximately $3,177,000, or 48.9% of medical products net sales in the nine months ended September 30, 2009, compared to approximately $3,654,000 or 47.7% of medical products net sales in the nine months ended September 30, 2008, largely due to lower production  levels which resulted in lower manufacturing overhead absorption.

Cost of sales for the personal care products were approximately $19,407,000, or 76.4% of net sales of personal care products in the nine months ended September 30, 2009, compared to approximately $20,505,000, or 76.0% of net sales of personal care products in the nine months ended September 30, 2008, primarily as a result of the factors discussed above.

Consolidated gross profit decreased approximately $1,155,000, or 11.0%, to approximately $9,314,000 for the nine months ended September 30, 2009, compared to approximately $10,469,000 in the nine months ended September 30, 2008.  Consolidated gross profit as a percentage of net sales for the nine months ended September 30, 2009 was 29.2%, compared to 30.2% for the nine months ended September 30, 2008.  Reductions in net sales, the movement of Twincraft’s business to amenities, and lower overhead absorption all contributed to the reduction in consolidated gross profit.

General and administrative expenses for the nine months ended September 30, 2009 were approximately $5,434,000, or 17.0% of net sales, compared to approximately $7,786,000, or 22.5% of net sales for the nine months ended September 30, 2008, representing a decrease of approximately $2,352,000.  Approximately $397,000 of the decrease is related to reductions in salaries, rents, and professional fees as a result of actions taken to reduce our corporate overhead structure.  Approximately $530,000 of the reduction is due to the acceleration of depreciation expense on the leasehold improvements at our former corporate offices which was recorded in the nine months ended September 30, 2008.  Also, $256,000 of the reduction is as a result of the final judgment and the award providing for reimbursement of legal fees incurred by the Company in connection with the Zook arbitration, which was recorded in the three months ended September 30, 2009.  Also, approximately $192,000 of the reduction is due to an accrual of employee severance pay which was recorded in the nine months ended September 30, 2008. In addition, our amortization of intangible assets is approximately $216,000 lower and bad debt expense is approximately $276,000 lower in the nine months ended September 30, 2009.

Selling expenses decreased approximately $478,000, or 12.0%, to approximately $3,506,000 for the nine months ended September 30, 2009, compared to approximately $3,984,000 for the nine months ended September 30, 2008.  Selling expenses as a percentage of net sales were 11.0% in the nine months ended September 30, 2009, compared to 11.5% in the nine months ended September 30, 2008.  The principal reason for the decrease was approximately $82,000 in salary reductions and reductions in spending on discretionary selling expenses.

Research and development expenses decreased from approximately $759,000 in the nine months ended September 30, 2008, to approximately $662,000 in the nine months ended September 30, 2009, a decrease of approximately $98,000, or 12.9%, which was primarily attributable to decreases in consulting services.

Interest expense was approximately $1,930,000 for the nine months ended September 30, 2009, compared to approximately $1,661,000 for the nine months ended September 30, 2008, an increase of approximately $269,000.  The principal reason for the increase was that the nine months ended September 30, 2009 included approximately $267,000 of additional amortization of the debt discount on the Company’s 5% Convertible Notes resulting from the adoption by the Company of FASB ASC 815-40 (prior authoritative literature: EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”) which became effective January 1, 2009.

Three months ended September 30, 2009 and 2008

The Company reported a loss from continuing operations for the three months ended September 30, 2009 of approximately $268,000 on net sales of approximately $11.1 million.  For the comparable period in 2008, the Company reported a loss from continuing operations of approximately $1,209,000, on net sales of approximately $11.2 million. The principal reason for the improvement in 2009 operating results are reductions in general and administrative expenses of approximately $776,000 which included a $256,000 benefit as a result of a final judgment and award providing for reimbursement of legal fees incurred by the Company related to the Zook arbitration.  The Company also benefited from overhead reductions at Twincraft of approximately $142,000 in the quarter ended September 30, 2009.

Net loss was approximately $268,000 or approximately $0.03 per share on a fully-diluted basis for the third quarter of 2009, compared to a net loss of approximately $1.4 million or approximately $(0.13) for the comparable period in 2008.  In the three months ended September 30, 2008, the Company recorded a loss of approximately $186,000 from discontinued operations which included adjustments to the losses realized on the sale of Regal Medical Supply, LLC and Bi-Op Laboratories, Inc., net of income tax benefit.

 Net sales for the three months ended September 30, 2009 were approximately $11,099,000, compared to approximately $11,188,000 for the three months ended September 30, 2008, a decrease of approximately $89,000, or 0.8%.  Twincraft’s net sales for the three months ended September 30, 2009 were approximately $7,905,000, an increase of approximately $116,000 or 1.5% as compared to net sales of approximately $7,789,000 for the three months ended September 30, 2008.  This increase was primarily due to increased amenity sales during the three months ended September 30, 2009.  Silipos’ net sales for the three months ended September 30, 2009 were approximately $3,194,000, a decline of approximately $205,000 or 6.0% as compared to net sales of approximately $3,399,000 for the three months ended September 30, 2008.  This decline is primarily the result of the current economic conditions, which are characterized by lower consumer demand, retailer’s and distributor’s programs to reduce inventory, and the reluctance of customers to launch new products.

Twincraft’s sales are reported in the personal care products segment.  Also included in the personal care products segment are the net sales of Silipos personal care products, which were approximately $956,000 in the three months ended September 30, 2009, a decrease of approximately $53,000 or 5.3% as compared to Silipos’ net sales of personal care products of approximately $1,009,000 for the three months ended September 30, 2008.  This change relates to the discriminatory buying patterns of retail customers, which can be volatile from quarter to quarter.

Net sales of medical products were approximately $2,238,000 in the three months ended September 30, 2009, compared to approximately $2,390,000 in the three months ended September 30, 2008, a decrease of approximately $152,000, or 6.4%.  The decrease was primarily due to fewer new product launches in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.

Cost of sales, on a consolidated basis, decreased approximately $292,000, or 3.7%, to approximately $7,552,000 for the three months ended September 30, 2009, compared to approximately $7,843,000 for the three months ended September 30, 2008.  Cost of sales as a percentage of net sales was 68.0% for the three months ended September 30, 2009, as compared to cost of sales as a percentage of net sales of 70.1% for the three months ended September 30, 2008.  At Twincraft, cost of sales as a percentage of net sales was 76.7% for the three months ended September 30, 2009, as compared to cost of sales as a percentage of net sales for the three months ended September 30, 2008 of 78.7%.  This decrease in cost of sales as a percentage of net sales was primarily the result of decreases in manufacturing overhead. At Silipos, cost of sales as a percentage of net sales was 46.5% for the three months ended September 30, 2009, as compared to 50.4% for the three months ended September 30, 2008.  This decrease in cost of sales as a percentage of net sales was primarily the result of decreases in manufacturing overhead in the three months ended September 30, 2009 as compared to the same period of 2008.

Cost of sales in the personal care products segment were approximately $6,511,000 in the three months ended September 30, 2009 compared to approximately $6,638,000 in the three months ended September 30, 2008, a reduction of approximately $126,000, primarily as a result of the factors discussed above.

Cost of sales in the medical products segment were approximately $1,040,000, or 46.5% of medical products net sales in the three months ended September 30, 2009, compared to approximately $1,206,000, or 50.4% of medical products net sales in the three months ended September 30, 2008, largely due to lower manufacturing overhead.

Consolidated gross profit increased approximately $203,000, or 6.1%, to approximately $3,548,000 for the three months ended September 30, 2009, compared to approximately $3,344,000 in the three months ended September 30, 2008. Consolidated gross profit as a percentage of net sales for the three months ended September 30, 2009 was 32.0%, compared to 29.9% for the three months ended September 30, 2008. At Twincraft, gross profit as a percentage of net sales was 23.3% for the three months ended September 30, 2009, as compared to 21.3% for the three months ended September 30, 2008. The primary reason for the increase in gross profit as a percentage of net sales was reductions in manufacturing overhead costs at Twincraft’s plant.  At Silipos, gross profit as a percentage of net sales was 53.5% for the three months ended September 30, 2009, as compared to 49.6% for the three months ended September 30, 2008.  The principal reason for the decrease in gross profit as a percentage of net sales was reductions in manufacturing overhead.

General and administrative expenses for the three months ended September 30, 2009 were approximately $1,699,000, or 15.3% of net sales, compared to approximately $2,475,000, or 22.1% of net sales for the three months ended September 30, 2008, a decrease of approximately $776,000.  Approximately $282,000 of the decrease is related to reductions in salaries, rents, and professional fees as a result of our effort to reduce our corporate overhead structure.  Approximately $256,000 of the reduction is as a result of the final judgment and award providing for reimbursement of legal fees incurred by the Company in connection with the Zook arbitration.  Also, in the three months ended September 30, 2008 the Company recorded approximately $192,000 of employee severance pay.  In addition, our amortization of intangible assets is approximately $60,000 lower in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Selling expenses decreased approximately $39,000, or 3.0%, to approximately $1,255,000 for the three months ended September 30, 2009, compared to approximately $1,294,000 for the three months ended September 30, 2008. Selling expenses as a percentage of net sales were 11.3% in the three months ended September 30, 2009, compared to 11.6% in the three months ended September 30, 2008. The decreases are due to reductions in spending on discretionary selling expenses.

Research and development expenses decreased from approximately $242,000 in the three months ended September 30, 2008, to approximately $222,000 in the three months ended September 30, 2009, a decrease of approximately $20,000, or 8.3%.  The reduction is attributable to a decrease in salary related costs of approximately $35,000, decreases in consulting fees of approximately $15,000, offset by an increase in spending on clinical studies of approximately $37,000.

Interest expense was approximately $641,000 for the three months ended September 30, 2009, compared to approximately $554,000 for the three months ended September 30, 2008, an increase of approximately $87,000. The principal reason for the increase was that the three months ended September 30, 2009 included approximately $89,000 of additional amortization of the debt discount on the Company’s 5% Convertible Notes resulting from the adoption by the Company of FASB ASC 815-40, which was effective January 1, 2009.

Liquidity and Capital Resources

Working capital as of September 30, 2009 was approximately $12,332,000, compared to approximately $12,789,000 as of December 31, 2008, a decrease of approximately $457,000.  This reduction is primarily the result of decreases in inventories at Twincraft of approximately $942,000, offset by increases in accounts receivable, primarily at Silipos, of approximately $632,000.  Unrestricted cash balances were approximately $4,160,000 at September 30, 2009, as compared to approximately $4,003,000 at December 31, 2008.

Net cash provided by operating activities of continuing operations was approximately $905,000 in the nine months ended September 30, 2009.  The cash provided is attributable to our loss from continuing operations of approximately $(1,105,000), net of depreciation, amortization, and other non-cash expenses of approximately $1,606,000 and changes in our current assets and liabilities of approximately $404,000.  Net cash used by operating activities of continuing operations was approximately $(1,443,000) for the nine months ended September 30, 2008. The net cash used in operating activities of continuing operations for the nine months ended September 30, 2008 is attributable to our loss from continuing operations of $(3,688,000), which was offset by non-cash depreciation, amortization, and other non-cash expenses of approximately $3,578,000 and changes in the balances of current assets and liabilities of approximately $1,333,000.

Net cash used in investing activities was approximately $(256,000) in the nine months ended September 30, 2009.  Net cash provided by investing activities was approximately $2,595,000 in the nine months ended September 30, 2008.  Cash flows used in investing activities for the nine months ended September 30, 2009 were as a result of cash provided from the sale of Langer Branded Orthotics of approximately $354,000, offset by approximately $610,000 of cash used to purchase equipment.  Net cash provided by investing activities in the nine months ended September 30, 2008 reflects the net cash proceeds from the sales of Langer UK, Regal and Bi-Op of approximately $3,193,000, offset by purchases of property and equipment of approximately $594,000.

 Net cash used in financing activities in the nine months ended September 30, 2009 was approximately $(494,000).  Net cash provided by financing activities in the nine months ended September 30, 2008 was approximately $3,262,000.  Cash used in financing activities for the nine months ended September 30, 2009 primarily represents amounts used to purchase treasury stock.  Net cash provided by operating activities in the nine months ended September 30, 2008 included approximately $4,500,000 of borrowings on the Company’s line of credit, offset by approximately $1,229,000 used to purchase treasury stock and approximately $9,000 used for note payments to the Company’s former landlord.

In the nine months ended September 30, 2009, we generated a net loss of approximately $(1,104,000), compared to a net loss of approximately $(6,044,000) for the nine months ended September 30, 2008, a decrease in net loss of approximately $4,940,000.  There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs.  We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot make any assurances that any such funds will be available to us on favorable terms, or at all.

Our Credit Facility with Wachovia Bank expires on September 30, 2011.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million.  The Credit Facility bears interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined.  The obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in all the assets of the Company and its subsidiaries.  The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million.  As of September 30, 2009, the Company does not have any outstanding advances under the Credit Facility and has approximately $8.0 million (which includes approximately $1.8 million in term loans based upon the value of Twincraft’s machinery and equipment) available under the Credit Facility.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit.  At September 30, 2009, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $310,000, and other outstanding letters of credit of approximately $500,000.

Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”).  The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes, including an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes, (collectively, the “Underlying Shares”) in January, 2007, and filed Amendment No. 1 to the registration statement in November, 2007, Amendment No. 2 in April 2008, and Amendments No. 3 and 4 in June 2008; the registration statement was declared effective on June 18, 2008.  The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007.  For each of the nine months ended September 30, 2009 and 2008 the Company recorded interest expense related to the 5% Convertible Notes of approximately $1,083,000.  At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes.  On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares.  This adjustment to the conversion price resulted in an original debt discount of $476,873.  Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815-40 which required a retrospective adjustment to the debt discount.  At January 1, 2009, the debt discount was adjusted to $1,312,500.  This amount will be amortized over the remaining term of the 5% Convertible Notes and be recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the three and nine months ended September 30, 2009 was approximately $112,500 and $337,000, respectively.

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

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,700,000 as of September 30, 2009, and the Company’s obligations under its Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm. Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment of principal on the 5% Convertible Notes. The amortization of these costs for the three and nine months ended September 30, 2009 was $66,187 and $198,560, respectively.

In connection with the acquisition of Silipos, the Company assumed the obligation under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of September 30, 2009, the Company’s obligation under the capital lease, excluding current installments, is $2,700,000.

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in the quarterly report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the Company of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negative thereof, other variations thereon or comparable terminology or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. Such forward looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, future opportunities, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook and financial health of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those contemplated by such forward-looking statements.  These risks and uncertainties include, among others, our history of net losses and the possibility of continuing net losses during and beyond 2009, the current economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products, the risk that any intangibles on our balance sheet may be deemed impaired resulting in substantial write-offs, the risk that the Company may not be able to maintain a listing of its common stock on the NASDAQ Global Market, the risk that we may not be able to raise adequate financing to fund our operations and growth prospects, the risk that the clinical study related to our gel-care scar management products will not be positive, risks associated with our ability to repay debt obligations, the cost and expense of complying with government regulations which affect the research, development and formulation of our products, risks associated with the acquisition and integration of businesses we may acquire, and other factors described in the “Risk Factors” section of the Company’s filings with the Securities and Exchange Commission, including the Company’s latest annual report on Form 10-K and most recently filed Forms 8-K and 10-Q.  Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as two of the sixteen respondents.  (Four of the other respondents are the former owners of Silipos and its affiliates, and the other ten respondents are unknown entities.)  The demand for arbitration alleged that the Company and Silipos were in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos.  Silipos has paid royalties to Dr. Zook, but Dr. Zook claimed that greater royalties were owed.  Silipos vigorously disputed any liability and contested his theory of damages. Dr. Zook agreed to drop PC Group, Inc. (then known as Langer, Inc.), but not Silipos, from the arbitration, without prejudice. Arbitration hearings were conducted on February 2-6, 2009 at which time Dr. Zook sought almost $1 million in damages and a declaratory judgment with respect to royalty reports.  On June 4, 2009, the arbitrator issued a decision denying and dismissing all claims of Dr. Zook and entitling Silipos to recover its reasonable attorneys’ fees in connection with the arbitration.  On August 17, 2009, the arbitrator issued a final award dismissing all claims of Dr. Zook and awarding Silipos approximately $256,000 in attorneys’ fees with simple interest at 9% per annum accruing from October 1, 2009.  Silipos made a motion in the New York County Supreme Court to confirm the arbitration award, which motion was submitted on September 14, 2009, and is awaiting a decision.

The Company received a letter from Langer Biomechanics, Inc. f/k/a Langer Acquisition Corp. (“Langer Biomechanics”) dated September 17, 2009, alleging the breach by the Company of certain representations and warranties contained in the Asset Purchase Agreement dated October 24, 2008 between the Company and Langer Biomechanics.   No damages have been alleged by Langer Biomechanics and the Company intends to vigorously defend such allegations.   As a result of Langer Biomechanics’ allegation, a receivable in the amount of [$237,500] that was scheduled to be released to the Company from escrow on October 24, 2009, will continue to be held in escrow in accordance with the terms of the Escrow Agreement dated October 24, 2008, by and among the Company, Langer Biomechanics, and The Bank of New York Mellon.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2009, the Company issued 60,000 shares of its common stock upon the exercise by holders of outstanding common stock warrants having an exercise price of $.02 per share.  The issuance of the shares of the Company’s common stock upon the exercise of the common stock warrants was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  The Company used the proceeds received upon exercise of the common stock warrants for general working capital of the Company.

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

PC GROUP, INC.

Date: November 4, 2009	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2009	By:	/s/ KATHLEEN P. BLOCH
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