Form 10-K
period 2009-12-31
PC GROUP, INC.
filed 2010-03-18
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12991

PC GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2239561
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

419 Park Avenue South, Suite 500
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $3,069,533, as computed by reference to the closing sale price on the NASDAQ Global Market of such common stock ($0.65) multiplied by the number of shares of voting stock outstanding on June 30, 2009 held by non-affiliates (4,722,359 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the registrant.

The number of shares of the registrant’s common stock outstanding at March 17, 2010 was 7,848,774 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated herein by reference to the registrant’s proxy statement for the 2010 annual meeting of the registrant’s stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report.

PC GROUP, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2009

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

These risks and uncertainties include, among others:

•	Our history of net losses and the possibility of continuing net losses beyond 2009.

•	The current economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products.

•	The risk that any intangibles on our balance sheet may be deemed impaired resulting in substantial write-offs.

•	The risk that we may not be able to raise adequate financing to fund our operations and growth prospects.

•	The cost and expense of complying with government regulations which affect the research, development and formulation of the products.

•	Risks associated with the acquisition and integration of businesses we may acquire.

Accordingly, we advise you to carefully review the information set forth in Item 1A, "Risk Factors".

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

References in this report to “PC Group,” “the Company,” “we,” “our,” and “us,” refer to PC Group, Inc. and, if so indicated or the context requires, includes our wholly-owned subsidiaries Twincraft, Inc. (“Twincraft”) and Silipos, Inc. (“Silipos”).

PART I

Item 1. Business

Overview

Through our wholly-owned subsidiaries, Twincraft and Silipos, we offer a diverse line of personal care products for the private label retail, medical, and therapeutic markets.  In addition, at Silipos, we design and manufacture high quality gel-based medical products targeting the orthopedic and prosthetic markets.  We sell our medical products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, and international distributors.  We sell our personal care products primarily in North America to branded marketers of such products, specialty and mass market retailers, direct marketing companies, and companies that service various amenities markets.

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

Twincraft, a manufacturer of bar soap which focuses on the health and beauty, direct marketing, amenities, and mass market channels, was acquired in January 2007, and Silipos, which offers gel-based personal care and medical products, was acquired in September 2004.

Name Change

On July 23, 2009, we changed our name from Langer, Inc. to PC Group, Inc.  The name change was approved at our 2009 Annual Meeting of Stockholders held on July 14, 2009.  We also changed our stock ticker symbol on NASDAQ from “GAIT” to “PCGR” effective at the commencement of trading on July 24, 2009.

The new name is intended to more accurately reflect our current business model and scope of our product offerings.  We have historically designed, manufactured and distributed a broad range of medical products targeting the orthopedic, orthotic, and prosthetic markets.  Today, we offer a more diverse line of personal care products for the private label retail, medical and therapeutic markets and the name PC Group, Inc. is designed to better convey this broader scope of products.

Operating History

Prior to 2009, we owned a diverse group of subsidiaries and businesses including Twincraft, Silipos, the Langer branded custom orthotics and related products business, Langer UK Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), and Bi-Op Laboratories, Inc. (“Bi-Op”).  In November 2007, we began a study of strategic alternatives available to us with regard to our various operating companies.  During 2008, we sold Langer UK, Bi-Op, Regal, and the Langer orthotics business, as further discussed in Note 4 of the accompanying financial statements.

The sales of these businesses generated approximately $7.0 million in cash proceeds which we have deployed in part to purchase our own capital stock in the market and have retained for future needs.  We currently hold approximately $181,000 in notes receivable related to the sale of Langer UK.

We believe that along with strengthening our balance sheet through these divestitures, we have honed our focus on our two largest and most significant businesses, Twincraft and Silipos.  In addition, during 2008 and into 2009 we streamlined our corporate structure, significantly reducing general and administrative expenses.  We expect this streamlined and focused organization will enhance our ability to develop and market innovative products. As part of this strategic realignment, we are exploring options to bring in new CEO leadership who will be better equipped at assisting the realigned Company in growing its revenues in its core markets and taking advantages of external growth opportunities.

In addition, our Board of Directors has authorized the purchase of up to $6,000,000 of our outstanding common stock.  In connection with this repurchase program, our senior lender, Wachovia Bank, National Association, had waived, until April 15, 2009, the provisions of the credit facility that would otherwise have precluded us from making such repurchases.  From January 2008 through April 15, 2009, we purchased 3,715,438 shares of our common stock at a cost of $2,765,389 (or $0.74 per share) including commissions paid.  Our Board of Directors has elected not to request an extension of the waiver from Wachovia Bank, National Association.

At our Annual Meeting of Stockholders held July 14, 2009, our stockholders approved an amendment to our Certificate of Incorporation to decrease the number of authorized shares of capital stock from 50,250,000 to 25,000,000.  We believe that this reduction in the number of authorized shares still leaves us with sufficient authorized shares in light of the number of shares currently outstanding and additional shares reserved for issuance and will not otherwise impede our operations or goals.  We expect an annual franchise tax decrease of approximately $30,000 as a result of the reduction in authorized shares.

NASDAQ Stock Market Listing

On January 11, 2010, we received notice from the Office of General Counsel of the Nasdaq Stock Market (“NASDAQ”) that our request to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market had been approved by the Nasdaq Hearings Panel (the “Panel”) reviewing our listing.  The transfer became effective at the opening of the market on January 13, 2010.  Our common stock continues to trade under the symbol “PCGR.”  The Panel also granted us until July 19, 2010 to meet the $1.00 minimum bid price requirement of the Nasdaq Capital Market under Listing Rule 5550(a)(2).

We submitted our request to the Panel to transfer to the Nasdaq Capital Market in response to the letter we received from Nasdaq, previously disclosed on the Form 8-K we filed on October 28, 2009, informing us that for 30 consecutive business days our common stock had not maintained the minimum market value of publicly held shares of $5,000,000 for continued inclusion on the Nasdaq Global Market under Listing Rule 5450(b)(1)(C).

The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market.  Companies listed on the Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards.

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

Growth Strategy

•
Research, Product, and Process Development.  Since 2003, we have introduced over 100 new products. We also have invested resources in internally developing alternate gel materials and other thermoplastic elastomer materials in partnership with outside parties which we expect to increase our competitiveness.  We have also developed a new line of scar management products utilizing our gel based technologies.  These products, which are currently being evaluated in a clinical study, are designed to compete favorably with scar management treatments that are currently offered in the marketplace.

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

•
Strategic Evaluation and Acquisition of Complementary Businesses.  In 2008, we completed the divestitures of our non-core and underperforming businesses, namely Langer UK, the Langer orthotics business, Bi-Op, and Regal.  Moving forward, subject to the availability of financing, we may consider targeted acquisitions in order to gain access to new product groups and customer channels and increase penetration of existing markets.

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

Strong Base Business.  Our medical products business benefits from a reputation of quality products, and we hold patents and patent applications, as well as quality brands and trademarks.  Our personal care products business benefits from a diverse list of blue chip customers in the health and beauty, direct marketing, amenities and mass market channels.  We believe that the combination of Twincraft with our Silipos skincare business offers numerous opportunities to cross-sell to customers.

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

Products

Personal Care

 We offer a range of skincare products, including bar soap, beauty cleanser, acne soap and gel-based products such as gloves and sock products that are used for both cosmetic and scar management purposes. Our personal care products are manufactured in our Winooski, Vermont and Niagara Falls, New York facilities. We offer our personal care products to our customers in bulk form, where either they or an outside party will package the products for sale, and fully packaged so that they can be sold as shipped from our facilities.

Medical Products

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

Our customers include international, national, and regional distributors.  Our personal care customers include branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets.  We have a diverse customer base, and for the year ended December 31, 2009, only one customer accounted for more than 10.0% of our revenues.  This customer is an amenity distributor in the hotel/resort industry.  2009 revenue from this customer was approximately $4.5 million or 11.0% of our total revenues.  At December 31, 2009 and 2008 accounts receivable from this customer were approximately $628,000 and $359,000 respectively.

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

Medical Products

Our sales, marketing and distribution are managed through a combination of national and regional account managers, field sales representatives, and inside sales representatives who are regionally and nationally based. We utilize international sales and marketing agents and employ representatives in the United Kingdom, Europe, Asia and Australia. We also utilize educational seminars to educate medical professionals about our product offerings.  Our Silipos medical gel products continue to be sold exclusively through medical distributors.  We do not sell directly to medical professionals or to patients and we do not submit claims to federal, state, or private health care insurance programs.

Manufacturing and Sourcing

Manufacturing

We manufacture gel and gel products in our Niagara Falls, New York facility, including orthotic and prosthetic products, and gel-based personal care skincare products. This manufacturing process includes the molding of the gels into specific shapes, as well as the application of gels to textiles. Our Niagara Falls facility has obtained ISO 9001 certification, which permits the marketing of our products in certain foreign markets.

We manufacture bar soap in our Winooski, Vermont facility, with additional warehousing capability in our Essex, Vermont facility.

Sourcing

We source raw materials and components from a variety of suppliers. For bar soap, we source soap base from a variety of sources in Malaysia and elsewhere in Far East Asia and we also source significant amounts of textiles from various sources in China for our gel-based medical and personal care products. We source packaging materials both domestically as well as from sources in China and Taiwan. We believe that all of our purchased products and materials could be readily obtained from alternative sources at comparable costs.

Competition

Personal Care

Our personal care products are primarily in the skincare segments. Our largest individual competitor in the private label specialty bar soap market is Bradford Soapworks. However, there are a number of other companies that produce bar soap in larger batch sizes for customers that are typically more focused on the mass markets. Other competitive skincare products include lotions, creams, water-based gels, oil-based gels, ointments and other types of products that transmit moisture, vitamins, minerals, and comfort agents to the skin. Personal care also includes categories in which the Company does not currently participate such as oral care, ingestibles, and nutraceuticals, among others. The market for high-end skincare products is dominated by a number of large multinational companies that sell under brands such as Shiseido, LVMH Moet Hennessy Louis Vuitton, Clarins and Revlon. We additionally compete with a number of specialty retailers and catalog companies that focus on the skincare market, such as The Body Shop and L’Occitaine, which are vertically integrated and manufacture their own products.

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

Patents and Trademarks

We hold or have the exclusive right to use a variety of patents, trademarks and copyrights in several countries, including the United States.  The following is a list of licenses and patents which we consider essential to the successful operation of our business:

•
A non-exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated, dated as of November 30, 2001, as amended (the “AEI License”), to manufacture and sell certain products using mineral oil-based gels which are manufactured using certain patents; the license terminates upon the expiration of the patents, which expire between November 16, 2010 and December 3, 2017.

•
A license with Dr. Gerald Zook, effective as of January 1, 1997, to manufacture and sell certain products using mineral oil-based gels under certain patents and know-how in exchange for sales-based royalty payments; the license is exclusive as to certain products and non-exclusive as to other products, and terminates upon expiration of the underlying patents, which expire between June 27, 2006 and March 12, 2013.

•
We currently own two patents (the Gould patents) which permit us to manufacture and distribute certain gel products with additives such as oil and vitamin enrichment.  Both of these patents expire on August 28, 2018.

•
In addition we have recently submitted a patent application to the Department of Commerce for our triglyceride gel formulations, which if granted, will provide patent protection for seventeen years from the date of the patent grant.  This formulation is being used in our scar management products.

There are no other active patents or licenses which we deem to be essential to the successful operation of our business as a whole, although the loss of any patent protection that we have could allow competitors to utilize techniques developed by us or our licensors.

We also believe certain trademarks and trade names, including Silipos®, Gel-care®, Siloliner®, DuraGel®, and Silopad®, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse effect on our business.  For the year ended December 31, 2009, revenues generated by the products incorporating the technologies licensed under the AEI and Zook licenses accounted for approximately 23.0% of our revenues.

As part of the divestiture of the Langer branded custom orthotics business in October 2008, the Company sold its rights to the trademarks used in the custom orthotics business.  The Company also sold its rights to the trade name “Langer.”

The orthopedic, orthotic, prosthetics and personal care products industries have experienced extensive litigation regarding patents and other intellectual property rights.  Furthermore, third parties may have patents of which we are unaware, or may be awarded new patents, that may materially adversely affect our ability to market, distribute, and sell our products.  Accordingly, our products, including, but not limited to, our orthopedic gel-based products, may become subject to patent infringement claims or litigation or interference proceedings, any adverse determination of which could have a material adverse effect on our business.

Employees

As of March 1, 2010, we have 246 employees, of which 175 were located in Winooski, Vermont, 58 were located in Niagara Falls, New York, seven were located in New York, New York, and six are outside salespeople at various other locations. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Government Regulation

Medical Device Regulation

United States. Our medical products and operations are subject to regulation by the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, state authorities and comparable authorities in foreign jurisdictions. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets. Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III (described below)—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our medical products are generally Class I devices, with the exception of certain gel sheeting and prosthetic devices which are Class II devices. The FTC regulates product advertising to help ensure that claims are truthful and non-misleading.

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

International. In many of the foreign countries in which we market our products, we are subject to similar regulatory requirements concerning the marketing of new medical devices. The regulations affect, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The regulation of our products in Europe falls primarily within the European Economic Area, which consists of the twenty-seven member states of the European Union as well as Iceland, Lichtenstein and Norway. The legislative bodies of the European Union have adopted three directives in order to harmonize national provisions regulating the design, manufacture, clinical evaluation, packaging, labeling and adverse event reporting for medical devices: the Council Directives 90/385/EEC (Actives Implantables Directive); 93/42/EEC (Medical Device Directive); and 98/79/EC (In-Vitro-Diagnostics Directive), in all cases as amended from time to time.  The member states of the European Economic Area have implemented the directives into their respective national laws. Medical devices that comply with the essential requirements of the national provisions and the directives will be entitled to bear a CE marking. Unless an exemption applies, only medical devices which bear a CE marking may be marketed within the European Economic Area. There can be no assurance that we will be successful in obtaining approval for affixing CE marks for our products in a timely manner, if at all, which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

The European Committee for Standardization has adopted numerous harmonized standards for specific types of medical devices. Compliance with relevant standards establishes the presumption of conformity with the essential requirements for a CE marking and we are subject to conformity audits and inspections at any time.

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

In Canada, the Medical Devices Regulations of the Medical Device Bureau, Therapeutic Products Directorate of Health Canada (“TPD”), set out the requirements governing the sale, importation and advertisement of medical devices. The regulations are intended to ensure that medical devices distributed in Canada are both safe and effective. The Canadian medical device classification system is broadly similar to the classification systems in place in the European Union and the United States and is based on a Class I to Class IV risk-based classification system, with Class I being the lowest risk and Class IV being the highest. The TPD has issued a comprehensive set of rules and guidances, including a medical device keyword index, for determining the classification of a device. Ultimately, the responsibility of determining the classification lies with the manufacturer or importer. Devices that are Class II, III and IV are required to have a device license. Class I devices are not so required. Device licenses must be obtained from the TPD before the sale of the device, effectively creating a premarket approval regime for these categories. Many non-invasive devices are classified as Class I devices. Manufacturers of Class I devices only require an establishment license to market their products in Canada. Effective January 1, 2003, new Canadian regulatory quality systems requirements for medical devices took effect applying established quality standards to all Canadian and foreign manufacturers holding Class II, III and IV medical device licenses, and all Canadian and foreign manufacturers applying for Class II, III and IV medical licenses. These quality system regulations require Class II, III and IV medical devices to be designed and manufactured under CAN/CSA ISO 13485-2003. There are no regulatory quality system requirements for Class I medical devices.

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

Traditional soap products and beauty soaps/cleansers that include claims to cure, treat, or prevent disease or to affect the structure or any function of the human body are regulated as drug products. A small percentage of the Twincraft soap products are marketed as acne soaps which are regulated by the FDA as OTC drug products under a final monograph or regulation for topical acne drug products. Antibacterial and antimicrobial soaps and cleansers are regulated as topical antimicrobial OTC drug products under a tentative final monograph.  Products that comply with monograph conditions do not require FDA premarket approval.  Any deviation from the conditions described in the final monograph would require premarket approval from the FDA. If a product is marketed beyond the scope of the final monograph, such as making a labeling claim or including an active ingredient not covered by the monograph, the FDA will consider the product to be unapproved and misbranded and can take enforcement action against the Company or the product. Tentative final monographs are similar to final monographs in that they establish conditions under which OTC drug products can be marketed for certain uses without FDA premarketing approval.  Since they have not been finalized, the FDA is not likely to take enforcement action against an OTC drug subject to a tentative final monograph whose ingredient and claims are in the OTC Review unless there is a safety or effectiveness question.  Once a tentative final monograph has been finalized, products must meet the monograph conditions or the product would be considered unapproved and misbranded.  Failure to meet these requirements could adversely affect our business.  OTC drug products must also comply with the FTC’s requirements pertaining to truthful and non-misleading advertising.

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

Pursuant to the FFDCA, the portion of the Twincraft business that is involved with the manufacture of acne soap/cleanser products that are considered to be OTC drug products must also comply with the FDA’s current good manufacturing practices, or GMPs, for drugs. As part of its regulatory authority, the FDA may periodically inspect the physical facilities, machinery, processes, records, and procedures that we use in the manufacture, packaging, storage and distribution of the drug products. The FDA may perform these inspections at any time and without advanced notice. Twincraft has a dedicated manufacturing line for soaps that are subject to drug regulations. Based on internal audits of the Twincraft facility, we believe it is in substantial compliance with the applicable drug GMP regulations. However, subsequent internal or FDA inspections may require us to make certain changes in our manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders or possibly discontinue selling certain products until we comply with these orders. As a result, our business could be adversely affected.

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

That portion of Twincraft’s business that is subject to the CPSC requirements must comply with new certification requirements and applicable testing requirements under the Consumer Product Safety Improvement Act of 2008 (“CPSIA”).  Under the CPSIA, every manufacturer of a product subject to a consumer product safety rule, or similar rule, ban, standard or regulation, must certify to compliance based on a test of each product or upon a reasonable testing program.  Consumer products labeled for pediatric use (12 and under) may have additional requirements.  The CPSIA also requires companies to report deviations from any CPSC standard, ban, or similar rule and granted the CPSC significantly enhanced reporting and recall authority.  Failure to comply with CPSC requirements could result in significant penalties and/or fines and could significantly affect our business.

Personal care products marketed abroad are subject to similar foreign government regulation but may vary from country to country and could result in additional burdens on our business.

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

Inflation

We have in the past been able to increase the prices of our products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses except for soap base pricing which increased dramatically in 2008.  Soap base prices are highly correlated to petroleum prices and soap base prices escalated by more than 80% in 2008 from 2007 prices.  We were unable to fully pass these increases on to our customers.  After peaking in May of 2008, soap base pricing has declined.  Since petroleum has recently been subject to dramatic price volatility, there can be no assurance that Twincraft’s soap base pricing will not increase in the future.

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

For the twelve months ended December 31, 2009 and 2008, the Company had consolidated net losses of $8.4 million and $13.6 million, respectively.  We face the risk that these losses may continue beyond 2009.  In order for us to achieve and maintain consistent profitability from our operations, we must achieve product revenue above current levels. We may increase our operating expenses as we attempt to expand our product lines and to the extent we acquire other businesses and products. As a result, we may need to increase our revenues significantly to achieve sustainable profitability. We cannot assure you that we will be able to achieve sustainable profitability. Any such failure could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

A write-off of intangible assets may adversely affect our results of operations.

In the year ended December 30, 2009, we recorded a $1.0 million impairment relating to our Twincraft customer list and a $4.7 million impairment to the goodwill associated with Twincraft.  This impairment was based upon the results of an independent valuation of the Company’s identifiable intangible assets and goodwill at October 1, 2009.  In the year ended December 31, 2008, we recorded a $2.4 million impairment, related to our Twincraft customer list and a $3.3 million impairment to the goodwill associated with Twincraft.  At December 31, 2009, our total assets include intangible assets of $19.2 million, which includes goodwill of $11.2 million acquired in connection with prior acquisitions.  We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable in which case a charge to earnings is required.  In the future, we may need to record additional provision(s) for impairment, and such provision(s) may be material, which could have a material adverse effect on the market price of our common stock and our financial condition and results of operations.  The current unsettled economic environment increases the likelihood of additional impairments in the future.

We may not be able to refinance our indebtedness.

We anticipate needing to refinance all or a portion of our indebtedness, including the $28,880,000 of our 5% Convertible Notes due December 7, 2011, as we do not expect to have sufficient cash from operations to repay such indebtedness in full at maturity.   We cannot assure you that we will be able to refinance our indebtedness on commercially reasonable terms or at all.  A failure to refinance our indebtedness could have a materially adverse effect on our business, prospects, financial condition and results of operation.

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

The growth of our personal care business depends on the success of existing products and services, including the manufacturing capabilities of our Twincraft subsidiary, as well as the successful development and introduction of new products, which face the uncertainty of customer acceptance and reaction from competitors.  There can be no assurances that our scar management products will achieve market acceptance or be as effective as we had expected.  In addition, our ability to create new products and new manufacturing services, and to sustain existing products and services, is affected by whether we can:

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

Raw and packaging material commodities are subject to wide price variations. Increases in the costs of these commodities and other costs, such as energy costs, may adversely affect the Company’s profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies. Of particular importance is the price of soap base, the largest raw material used in the production of soap, representing over 54.0% of Twincraft’s raw material purchases for 2009.  Soap base pricing is highly correlated to petroleum prices and soap base escalated by more than 80% in 2008 from 2007 prices.  After peaking in May 2008, soap base pricing has declined.  We were not able to fully pass these price increases on to our customers during 2008 and can provide no assurance that we will be able to do so in the future.  Since petroleum has recently been subject to dramatic price volatility, there can be no assurance that Twincraft’s soap base costs will not increase in the future which would have a negative impact on our gross profit and our net income.

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

Our product expansion programs, debt servicing requirements, targeted acquisition strategy, and existing operations will require substantial capital resources.  We cannot assure you that we will be able to generate sufficient operating cash flow or obtain sufficient additional financing to meet these requirements.  In May 2007, we negotiated and executed a $20 million asset-based lending facility with Wachovia Bank, National Association.   Subsequent amendments to the facility have reduced maximum availability to $12 million. This facility, alone, may not be adequate to supply the amount of capital that may be required in the event of any material acquisition. As of February 28, 2010, our availability under the credit facility was approximately $7.6 million.  Any material acquisition is subject to the approval of Wachovia.  If we do not have adequate resources and cannot obtain additional capital on terms acceptable to us or at all, we may be required to reduce operating costs by altering and delaying our business plan or otherwise radically altering our business practices.  Failure to meet our future capital requirements could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

We may be unable to realize the benefits of our net operating loss (“NOL”) carryforwards.

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Additionally, future utilization of net operating losses may be limited under existing tax law due to the change in control of PC Group in 2001 and may be further limited as a result of pending or future offerings of our common stock.

The amount of NOL carryforwards that we have claimed to date of approximately $21.9 million has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOL or any deductions or losses included in such calculation, and provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS were successful with respect to any challenge in respect of the amount of our NOL, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

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

On May 11, 2007, we entered into a loan and security agreement with Wachovia Bank, National Association, under which we have obtained a credit facility for loans and other financial accommodations of up to a current maximum of $12 million, of which approximately $7.6 million is available as of February 28, 2010.  The amount of funds available to us under the credit facility is based primarily on our levels of eligible accounts receivable and eligible inventory, and as of the date of this report, we do not have any currently outstanding borrowings under the facility. Substantially all our assets, including assets acquired in the future, are pledged to the lender to secure our obligations to the lender. If we draw down funds under the credit facility and are unable to repay the funds when due, or are otherwise in default of the financial covenants and related obligations under the credit facility, the lender would have the right to foreclose upon our assets, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Furthermore, this credit facility with Wachovia Bank expires on September 30, 2011.  Although we intend to extend or replace this credit facility on or prior to maturity, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.  A failure to extend or replace our credit facility could have a materially adverse effect on our business, prospects, financial condition and results of operations.

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

We enter into multi-year contracts with some of our customers which include terms affecting our pricing flexibility.  There can be no assurance that these restraints will not have an adverse impact on our margins and operating income. While we have a diverse customer base, and no customer or distributor constituted more than 11.0% of our consolidated revenues for the year ended December 31, 2009, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on our consolidated results of operations.

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

Twincraft’s acne soaps are subject to FDA regulation as OTC drug products under the final monograph or regulation for topical antiacne products.  Any deviation from the specific ingredients, labeling requirements, or conditions described in the final monograph or the general drug regulations could misbrand the product and render it an unapproved new drug.  This could result in a variety of enforcement actions against the Company and/or the product as well as the reformulation or relabeling of our products, all of which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.  Twincraft’s antimicrobial or antibacterial soaps and cleansers are subject to regulation as OTC drug products under the tentative final monograph for topical antimicrobial OTC drug products.  It is unclear when the FDA will finalize this tentative final monograph, but if Twincraft products do not meet conditions specified in the monograph when finalized, we would need to reformulate or relabel our products or discontinue selling the affected products.  Any failure to comply could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

That portion of Twincraft’s business that is subject to the CPSC requirements must comply with new certification requirements and applicable testing requirements under the Consumer Product Safety Improvement Act of 2008 (“CPSIA”).  Under the CPSIA, every manufacturer of a product subject to a consumer product safety rule, or similar rule, ban, standard, or regulation, must certify to compliance based on a test of each product or upon a reasonable testing program.  Consumer products labeled for pediatric use (12 and under) may have additional requirements. The CPSIA also requires companies to report deviations from any CPSC standard, ban, or similar rule and granted the CPSC significantly enhanced recall authority.  Failure to comply with CPSC requirements could result in significant penalties and/or fines and could significantly affect our business.

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

The FDA, the Consumer Products Safety Commission and foreign regulatory authorities have the authority to request and, in some cases, require the recall of products if they violate the applicable law or pose a risk of injury or gross deception.  Typical reasons for recalls are material deficiencies, design defects or manufacturing defects or consumer complaints. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design defects, adulteration, misbranding, or any other incidents related to our medical devices or personal care products, including, but not limited to, adverse event reports, cease and desist communications and any other product liability issues related to our products. Any product recall would divert managerial and financial resources and harm our reputation with customers and our business.

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

Our Chairman and our President and Chief Executive Officer devote only as much of their time as is necessary to the affairs of the Company and also devote time serving in various capacities with other public and private entities, including entities owned and controlled by Mr. Kanders. As part of the Company’s strategic realignment, we are exploring options to bring in new CEO leadership who will be better equipped at assisting the realigned Company in growing its revenues in its core markets and taking advantages of external growth opportunities. If appropriate as a result of strategic changes in the nature of the Company’s business, arrangements with certain executive officers of the Company may be adjusted so they only devote as much as is necessary to the affairs of the Company and serve other public and private entities including Kanders & Company in various capacities. While management believes any such non-exclusive arrangements involving Kanders & Company will benefit the Company by availing itself of certain of the resources of Kanders & Company, the other business interests of these individuals could limit their ability to devote time to our affairs.

Our business, operating results and financial condition could be adversely affected if we become involved in litigation regarding our patents or other intellectual property rights.

The orthopedic, orthotic, prosthetics and personal care product industries have experienced extensive litigation regarding patents and other intellectual property rights, and companies in this industry have used intellectual property litigation in an attempt to gain a competitive advantage. Furthermore, third parties may have patents of which we are unaware, or may be awarded new patents, that may materially adversely affect our ability to market, distribute and sell our products. Accordingly, our products, including, but not limited to, our orthopedic gel-based products, may become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office (the “USPTO”), or the foreign equivalents thereto to determine the priority of inventions, by competitors or other companies. The defense and prosecution of intellectual property suits, USPTO interference proceedings or the foreign equivalents thereto and related legal and administrative proceedings are both costly and time consuming. An adverse determination in litigation or interference proceedings to which we may become a party could:

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

We hold or have the exclusive right to use a variety of patents, trademarks and copyrights in several countries, including the United States that we are dependent on, including patents and patent applications in the U.S. and certain foreign jurisdictions and a number of trademarks for technologies and brands related to our product offerings. The ownership of a patent or an interest in a patent does not always provide significant protection, and the patents and patent applications in which we have an interest may be challenged as to their validity or enforceability. Others may independently develop similar technologies or design around the patented aspects of our technology. Challenges may result in potentially significant harm to our business. We are also dependent upon a variety of methods and technologies that we regard as proprietary trade secrets. In addition, we have (i) a non-exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated (the “AEI License”) dated as of November 30, 2001, as amended, to manufacture and sell certain products using mineral oil based gels under certain patents, during the life of such patents, and (ii) a license with Gerald Zook (the “Zook License”), effective as of January 1, 1997, to manufacture and sell certain products using mineral oil based gels under certain patents and know how, during the life of such patents, in exchange for sales based royalty payments, that is exclusive as to certain products but is non-exclusive as to others.  We believe our trademarks and trade names, including Silipos®, Gel-Care®, Siloliner®, DuraGel® and Silopad®, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse affect on our business. For the years ended December 31, 2009 and 2008, revenues generated by the products incorporating the technology licensed under the AEI License accounted for approximately 23.0% and 22.4% of our revenues, respectively.

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

While a majority of our business is denominated in United States dollars, in 2009 we maintained operations in Canada that required payments in the local currency and payments received from customers for goods sold in foreign countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the United States dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, the value of the U.S. dollar has increased over the last year relative to the British pound (which is the principal foreign currency material to our business) causing a decrease in our reported revenues when we convert the higher valued foreign currencies into U.S. dollars. If the value of the U.S. dollar were to increase in relation to that currency in the future, there could be a negative effect on the value of our sales in that market when we convert amounts to dollars when we prepare our financial statements. We do not engage in hedging or similar transactions to reduce these risks.

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

      The non-competition and non-solicitation provisions of the agreement we entered into when we disposed of the Langer branded custom orthotics and related products business  provides that for a period of five years after the closing of the sale (October 24, 2008), neither we nor any of our affiliates are permitted: (i) to engage in any business  that competes with the business of producing and selling high-quality custom orthotic devices, ankle and foot orthotics and prefabricated foot products for the long-term care, orthopedic, orthotic and prosthetic markets,  (ii) to own, be employed by, provide financing to, consult with or otherwise render services to any person who is engaged in such business (with certain exceptions); and (iii) to solicit or induce any employee, distributor, sales representative, agent or contract of the purchaser or any of its affiliates to terminate his or its employment or other relationship with the purchaser or any of its affiliates.

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

As of March 15, 2010, Warren B. Kanders, our Chairman of the Board of Directors, in his capacity as sole manager and voting member of Langer Partners, LLC (“Langer Partners”) and the sole stockholder of Kanders & Company, Inc., may be deemed to be the beneficial owner of  2,115,906 shares, or approximately 27.0% of our outstanding common stock. (This amount does not include options which if exercised would provide 615,000 additional shares of common stock and restricted stock awards of 500,000 shares, which presently will vest only if and when the Company has earnings before interest, taxes, depreciation and amortization of at least $10,000,000 in any period of four consecutive fiscal quarters, commencing with the quarter beginning January 1, 2007, or 1,126,199 shares issuable upon conversion of the 5% Convertible Notes). As of March 15, 2010, current executive officers and directors, including Mr. Kanders, beneficially own an aggregate of 3,093,840 shares (excluding the options and restricted stock awards, shares issuable upon conversion of the 5% Convertible Notes, and shares associated with unexercised warrants referenced above) or approximately 39.4% of our outstanding common stock. Consequently, Mr. Kanders, acting alone or together with our other officers and directors, has the ability to significantly influence all matters requiring stockholder approval, including the election of our directors and the outcome of corporate actions requiring stockholder approval, such as a change in control.

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

The trading volume of our common stock has not been significant, and there may not be an active trading market for our common stock in the future. As a result of the thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.  Although our common stock is currently traded on the NASDAQ Capital Market, we cannot provide any assurance that our common stock will continue to be listed on the NASDAQ Capital Market.

If our shares of common stock are removed from listing on the NASDAQ Capital Market, our stock price and business opportunities may be adversely affected.

On January 11, 2010, we received notice from the Office of General Counsel of the Nasdaq Stock Market (“NASDAQ”) that the Company’s request to transfer the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market had been approved by the Nasdaq Hearings Panel (the “Panel”) reviewing the Company’s listing.  The transfer became effective at the opening of the market on January 13, 2010.  The Company’s common stock continues to trade under the symbol “PCGR.”  The Panel also granted the Company until July 19, 2010 to meet the $1.00 minimum bid price requirement of the Nasdaq Capital Market under Listing Rule 5550(a)(2).

The Company submitted its request to the Panel to transfer to the Nasdaq Capital Market in response to the letter the Company received from Nasdaq, previously disclosed on the Form 8-K filed by the Company on October 28, 2009, informing the Company that for 30 consecutive business days the Company’s common stock had not maintained the minimum market value of publicly held shares of $5,000,000 for continued inclusion on the Nasdaq Global Market under Listing Rule 5450(b)(1)(C).

The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market.  Companies listed on the Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards.

If our common stock were delisted from the Nasdaq Capital Market, such delisting may have an adverse impact on the price of our shares of common stock, the volatility of the price of our shares, and/or the liquidity of an investment in our shares of common stock.

We may issue a substantial amount of our common stock in the future which could cause dilution to investors and otherwise adversely affect our stock price.

A key element of our compensation strategy is to base a portion of the compensation payable to management and our directors on restricted stock awards and other equity-based compensation, to align the interests of directors and management with the interests of the stockholders. In 2007, we issued restricted stock awards for an aggregate of 955,000 shares to eight officers and directors, of which restricted stock awards for 872,500 shares to six officers and directors remain.  These awards will vest if and when the Company achieves certain financial and operating targets or, in some cases, upon a change of control. None of the restricted stock awards granted in 2007 is presently vested.

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

In January and May 2007, we issued an aggregate of 1,068,356 shares of our common stock as part of the consideration we paid for the Twincraft acquisition. We also issued 333,483 shares in connection with the Regal acquisition in 2007.

We have a significant amount of convertible indebtedness outstanding and may issue a substantial amount of our common stock in connection with these and other outstanding securities and in connection with future acquisitions and our growth plans; any such issuances of additional shares could adversely affect our stock price.

On December 8, 2006, we sold $28,880,000 of our 5% Convertible Notes in a private placement. At the date of issuance, the 5% Convertible Notes were convertible into 6,080,000 shares of our common stock at a conversion price of $4.75 per share. As a result of the anti-dilution provisions of the 5% Convertible Notes and the issuance of 1,068,356 shares of common stock in the Twincraft acquisition and 333,483 shares in the Regal acquisition, the 5% Convertible Notes are now convertible into 6,195,165 shares of our common stock, at a conversion price, as adjusted, of $4.6617 per share, subject to further adjustment in certain circumstances. The conversion of the 5% Convertible Notes could result in dilution in the value of the shares of our outstanding stock and the voting power represented thereby. The effect of the conversion of all of our outstanding 5% Convertible Notes would be to increase outstanding shares and dilute current shareholders by approximately 44.1% at March 15, 2010. In addition, the conversion price of our 5% Convertible Notes may be lowered under the conversion price adjustment provisions of the notes in certain circumstances, including if we issue common stock at a net price per share less than the conversion price then in effect or if we issue rights, warrants or options entitling the recipients to subscribe for or purchase shares of our common stock at a price per share less than the conversion price (after taking into account any consideration we received for such rights, warrants or options). A reduction in the conversion price would result in an increase in the number of shares issuable upon the conversion of our 5% Convertible Notes. We also have a significant number of stock options and warrants outstanding, and restricted stock awards which would vest if we achieve certain performance targets.  Effective January 1, 2009, the Company adopted FASB ASC 815-40 (prior authoritative literature: EITF 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock”) and will adjust the conversion option in its convertible debt to its fair value in future reporting periods which may result in more volatility in operating results.

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

Item 2. Properties

We are headquartered and have sales offices in New York, New York and operate manufacturing facilities in Niagara Falls, New York, and Winooski, Vermont.  The following table sets forth information about our real properties where our manufacturing, warehouse, sales and office space are located:

Location	Use	2009 Annual Rent	Owned/ Leased	Lease Termination Date		Size (Square Feet)

Niagara Falls, New York	Manufacturing and distribution	$443,011	Leased	May 31, 2018	(1)	40,000
Niagara Falls, New York	Manufacturing	$33,306	Leased	February 28, 2011	(2)	5,250
New York, New York	Corporate headquarters and sales	$39,000	Leased	May 31, 2010	(3)	3,000
King of Prussia, Pennsylvania	Vacant	$99,014	Leased	December 31, 2012	(4)	24,000
Winooski, Vermont	Manufacturing and distribution	$452,500	Leased	January 22, 2014	(5)	90,500
Essex, Vermont	Distribution and warehousing	$303,600	Leased	October 1, 2010	(5)	80,100

(1)	The rent increases each year throughout the lease.
(2)	The lease was renewed to February 28, 2011.
(3)	Management expects to lease comparable space upon lease expiration.
(4)	Formerly Regal Medical Supply, LLC’s sales and administration offices; it is anticipated that the property will be sublet.
(5)	Twincraft business that was acquired in January 2007.

We believe that our manufacturing, warehouse and office facilities are suitable and adequate and afford sufficient capacity for our current and reasonably foreseeable future needs. We believe we have adequate insurance coverage for our properties and their contents.

Item 3. Legal Proceedings

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as two of the sixteen respondents.  (Four of the other respondents are the former owners of Silipos and its affiliates, and the other ten respondents are unknown entities.)  The demand for arbitration alleged that the Company and Silipos were in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos.  Silipos has paid royalties to Dr. Zook, but Dr. Zook claimed that greater royalties were owed.  Silipos vigorously disputed any liability and contested his theory of damages. Dr. Zook agreed to drop PC Group, Inc. (then known as Langer, Inc.), but not Silipos, from the arbitration, without prejudice. Arbitration hearings were conducted on February 2-6, 2009 at which time Dr. Zook sought almost $1 million in damages and a declaratory judgment with respect to royalty reports.  On June 4, 2009, the arbitrator issued a decision denying and dismissing all claims of Dr. Zook and entitling Silipos to recover its reasonable attorneys’ fees in connection with the arbitration.  On August 17, 2009, the arbitrator issued a final award dismissing all claims of Dr. Zook and awarding Silipos approximately $256,000 in attorneys’ fess with simple interest at 9% per annum accruing from October 1, 2009.  Silipos made a motion in the New York County Supreme Court to confirm the arbitration award.  On December 22, 2009, the New York County Supreme Court entered a judgment confirming the arbitration award in the amount of $262,191 and the time for appealing the judgment has since expired. The Company recorded a receivable and reduced legal expenses in the amount of the award, and the receivable is being reduced each month by the amount of royalties earned by Dr. Zook under the license agreement.

The Company received a letter from Langer Biomechanics, Inc. f/k/a Langer Acquisition Corp. (“Langer Biomechanics”) dated September 17, 2009, alleging the breach by the Company of certain representations and warranties contained in the Asset Purchase Agreement dated October 24, 2008 between the Company and Langer Biomechanics, (the “Asset Purchase Agreement” ), related to the sale of the assets and liabilities of the Company’s former Langer branded custom orthotics and related products business.   No damages were alleged by Langer Biomechanics at the time.  As a result of Langer Biomechanics’ allegation, a receivable in the amount of $237,500 that was scheduled to be released to the Company from escrow on October 24, 2009, continued to be held in escrow in accordance with the terms of the Escrow Agreement dated October 24, 2008, by and among the Company, Langer Biomechanics, and The Bank of New York Mellon.  On February 18, 2010, Langer Biomechanics filed a formal claim of indemnification.  However, Langer Biomechanics agreed to release the remaining amount being held in escrow.  On March 1, 2010, the remaining escrow balance was released and received by the Company.

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

Item 4.  Reserved

[Remainder of page is intentionally left blank.]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock, par value $0.02 per share, had traded on the Nasdaq Global Market since August 23, 2005. On January 13, 2010 our stock, which is listed under the symbol “PCGR”, began trading on the Nasdaq Capital Market.  The following table sets forth the high and low bid prices for our common stock as reported.

The last reported sale price on March 15, 2010, was $0.46.   On such date, there were approximately 684 holders of record of our common stock. This figure excludes all owners whose stock is held beneficially or in “street” name.

Year ended December 31, 2010	High	Low

First Quarter (January 1-March 15)	$0.70	$0.30

Year ended December 31, 2009	High	Low

First Quarter	$0.75	$0.16
Second Quarter	$3.05	$0.19
Third Quarter	$1.10	$0.39
Fourth Quarter	$0.70	$0.21

Year ended December 31, 2008	High	Low

First Quarter	$2.95	$1.70
Second Quarter	$2.07	$.79
Third Quarter	$1.40	$.56
Fourth Quarter	$1.00	$.27

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

Overview

Through our wholly-owned subsidiaries, Twincraft and Silipos, we offer a diverse line of personal care products for the private label retail, medical, and therapeutic markets.  In addition, at Silipos, we design and manufacture high quality gel-based medical products targeting the orthopedic and prosthetic markets.  We sell our medical products primarily in the United States and Canada, as well as in more than 30 other countries, to national, regional, and international distributors.  We sell our personal care products primarily in North America to branded marketers of such products, specialty and mass market retailers, direct marketing companies, and companies that service various amenities markets.

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

Twincraft, a manufacturer of bar soap, focuses on the health and beauty, direct marketing, amenities, and mass market channels, was acquired in January 2007, and Silipos, which offers gel-based personal care and medical products, was acquired in September 2004.

Recent Developments:

Name Change

On July 23, 2009, we changed our name from Langer, Inc. to PC Group, Inc.  The name change was approved at our 2009 Annual Meeting of Stockholders held on July 14, 2009.  We also changed our stock ticker symbol on NASDAQ from “GAIT” to “PCGR” effective at the commencement of trading on July 24, 2009.

The new name is intended to more accurately reflect our current business model and scope of our product offerings.  We have historically designed, manufactured and distributed a broad range of medical products targeting the orthopedic, orthotic, and prosthetic markets.  Today, we offer a more diverse line of personal care products for the private label retail, medical and therapeutic markets and the name PC Group, Inc. is designed to better convey this broader scope of products.

Operating History

Prior to 2009, we owned a diverse group of subsidiaries and businesses including Twincraft, Silipos, the Langer branded custom orthotics and related products business, Langer UK Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), and Bi-Op Laboratories, Inc. (“Bi-Op”).  In November 2007, we began a study of strategic alternatives available to us with regard to our various operating companies.  During 2008, we sold Langer UK, Bi-Op, Regal, and the Langer orthotics business, as further discussed in Note 4 of the accompanying financial statements.

The sales of these businesses generated approximately $7.0 million in cash proceeds which we have deployed in part to purchase our own capital stock in the market and have retained for future needs.  We currently hold approximately $181,000 in notes receivable related to the sale of Langer UK.

We believe that along with strengthening our balance sheet through these divestitures, we have honed our focus on our two largest and most significant businesses, Twincraft and Silipos.  In addition, during 2008 and into 2009 we streamlined our corporate structure, significantly reducing general and administrative expenses.  We expect this streamlined and focused organization will enhance our ability to develop and market innovative products. As part of this strategic realignment, we are exploring options to bring in new CEO leadership who will be better equipped at assisting the realigned Company in growing its revenues in its core markets and taking advantages of external growth opportunities.

In addition, our Board has authorized the purchase of up to $6,000,000 of our outstanding common stock.  In connection with this repurchase program, our senior lender, Wachovia Bank, National Association, had waived, until April 15, 2009, the provisions of the credit facility that would otherwise have precluded us from making such repurchases.  From January 2008 through April 15, 2009, we purchased 3,715,438 shares of our common stock at a cost of $2,765,389 (or $0.74 per share) including commissions paid.  Our Board of Directors has elected not to request an extension of the waiver from Wachovia Bank, National Association.

At our Annual Meeting of Stockholders held July 14, 2009, our stockholders approved an amendment to our Certificate of Incorporation to decrease the number of authorized shares of capital stock from 50,250,000 to 25,000,000.  We believe that this reduction in the number of authorized shares still leaves us with sufficient authorized shares in light of the number of shares currently outstanding and additional shares reserved for issuance and will not otherwise impede our operations or goals.  We expect an annual franchise tax decrease of approximately $30,000 as a result of the reduction in authorized shares.

NASDAQ Stock Market Listing

On January 11, 2010, we received notice from the Office of General Counsel of the Nasdaq Stock Market (“NASDAQ”) that our request to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market had been approved by the Nasdaq Hearings Panel (the “Panel”) reviewing our listing.  The transfer became effective at the opening of the market on January 13, 2010.  Our common stock continues to trade under the symbol “PCGR.”  The Panel also granted us until July 19, 2010 to meet the $1.00 minimum bid price requirement of the Nasdaq Capital Market under Listing Rule 5550(a)(2).

We submitted our request to the Panel to transfer to the Nasdaq Capital Market in response to the letter we received from Nasdaq, previously disclosed on the Form 8-K we filed on October 28, 2009, informing us that for 30 consecutive business days our common stock had not maintained the minimum market value of publicly held shares of $5,000,000 for continued inclusion on the Nasdaq Global Market under Listing Rule 5450(b)(1)(C).

The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market.  Companies listed on the Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards.

Our Products and Markets

We currently operate in two segments, medical products and personal care products.  The operations of Twincraft are included in the personal care segment, and the personal care products of Silipos are also included in this segment.  The other segment is the medical products segment which includes the medical, orthopedic and prosthetic gel-based products of Silipos.

For the year ended December 31, 2009, our personal care segment represented 79.9% of our total revenue, compared to 79.0% of total revenues for the year ended December 31, 2008.  Our medical products segment’s revenue, on the other hand, represented 20.1% of total revenues for the year ended December 31, 2009, as compared to 21.0% of our total revenue for the year ended December 31, 2008.

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

For each of the years ended December 31, 2009 and 2008, we derived approximately 89.2% and 85.7% of our revenue from North America, and approximately 10.8% and 14.3% of our revenue from outside North America. Of our revenue derived from North America for the years ended December 31, 2009 and 2008, approximately 91.0% and approximately 95.2%, respectively, was generated in the United States and approximately 9.0% and 4.8% respectively, was generated from Canada.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates under different assumptions or conditions.  Beginning in 2009, the Company changed its method of evaluating the realization of goodwill related to Silipos’ medical products and Silipos’ personal care reporting units from an earnings capitalization model to a discounted cash flow methodology, as more fully discussed below.

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

Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method.  As prescribed under adopted FASB ASC 360-10 (prior authoritative literature: FAS 142 “Goodwill and Other Intangible Assets,”) we test annually for possible impairment to goodwill and our indefinite lived tradename. We perform our test as of October 1st each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future growth and profitability at each of our reporting units. We also incorporate market participant assumptions to estimate fair value for impairment testing.   Our definite lived intangible assets are tested under adopted FASB ASC 350-30 (prior authoritative literature: FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”) when impairment indicators are present.  An undiscounted model is used to determine if the carrying value of the asset is recoverable.  If not, a discounted analysis is done to determine the fair value.  We engage a valuation analysis expert to prepare the models and calculations used to perform the tests, and we provide them with estimates regarding our reporting units’ expected growth and performance for future years.

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

The following table shows the range of assumptions we used to derive our fair value estimates and the hypothetical additional impairment charge for goodwill, trademarks, and customer lists resulting from a one percentage point unfavorable change in each of our fair value assumptions:

Assumptions Used	Goodwill	Trademarks	Customer List
Discount rate	8.4-10.2%	17.0-18.2%	13.9%
Royalty Rate	N/A	2.0-4.0%	N/A
Average revenue growth rates	2.5-6.5%	2.5-4.0%	3.6%
Long-term growth rates	2.5-5.0%	3.5-4.0%	2.5%

Effect of one percentage point unfavorable	(in thousands)
change in:	Goodwill	Trademarks	Customer List
Discount rate	$1,674	$—	$76
Royalty rate	—	1,170	—
Average revenue growth rates	1,626	—	43
Long-term growth rates	870	—	3

We recorded an impairment charge to goodwill for the fiscal year ended December 31, 2009 of approximately $4.7 million primarily as a result of lower projected earnings at our Twincraft reporting unit.  At December 31, 2009, after the impairment charge, we had goodwill remaining of approximately $11.2 million for all three reporting units.

We recorded an impairment charge to identifiable intangible assets for the fiscal year ended December 31, 2009 of $1.0 million relating to the customer list of our Twincraft reporting unit, which was primarily the result of the anticipated reduction of approximately 50% of the revenue derived from one repeat customer.  The financial models do not consider the Company’s ability to replace lost customers with new customers.  At December 31, 2009, after the impairment charge, we had identifiable intangible assets of approximately $8,018,000.

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

As of October 1, 2009, the Company’s testing date, the Company’s market capitalization was approximately $4,866,000.  The Company’s market capitalization at December 31, 2009 was approximately $2,512,000 which changed from October 1, 2009 as a result of a decrease in the stock price.  The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units to its market value (based upon its stock price at October 1, 2009, the Company’s annual testing date), which included the quantification of a controlling interest premium.  The Company has $28.0 million of convertible notes at the corporate level that are not allocated to the operating units.  This was done because this financing was raised for corporate strategic alternatives and not to fund the operations of the individual reporting units.  Also, the Company’s corporate-level expenses are not allocated to the individual reporting units as they do not relate to their operations.   In addition, the Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the difference between the estimated fair value of the Company’s reporting units and its market capitalization:

•	The Company’s stock is thinly traded;
•	The decline in the Company’s stock price during 2009 is not correlated to a change in the overall operating performance of the Company; and
•	Previously unseen pressures are in place given the global financial and economic crisis.

Because of our acquisition history, goodwill and other identifiable intangible assets comprise a substantial portion (43.3% as of December 31, 2009 and 48.0% as of December 31, 2008) of our total assets.  Goodwill and identifiable intangible assets, net, at December 31, 2009 were approximately $11,176,000 and $8,018,000, respectively.  Goodwill and identifiable intangible assets, net, at December 31, 2008 were approximately $15,898,000 and approximately $10,079,000, respectively.

During the year ended December 31, 2009, identifiable intangible assets decreased by approximately $2,062,000 which was due to an impairment charge of approximately $1,000,000 on the Twincraft customer list and amortization of other intangibles of approximately $1,062,000 during the year.  Effective January 1, 2009, the Company changed the estimated useful life of the Silipos tradename from an indefinite life to a useful life of 18 years.

During the year ended December 31, 2009, goodwill decreased by approximately $4,722,000. This decrease was attributable to the impairment charge of $4,722,000 related to Twincraft.  Such impairment is included in loss from continuing operations.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts was 6.7% of accounts receivable at December 31, 2009, compared to 3.0% of accounts receivable at December 31, 2008. Management believes that the overall allowance, as a percentage of accounts receivable at December 31, 2009 is appropriate based upon the consolidated collection and write-off history as well as the average age of the consolidated accounts receivable. During the year ended December 31, 2009, we increased the reserve by approximately $156,000 and wrote off, net of recoveries, approximately $14,000 against the allowance. As of December 31, 2009, the allowance for doubtful accounts was approximately $314,000.  If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.  For the year ended December 31, 2008, we added approximately $353,000 and wrote off, net of recoveries, approximately $585,000.

Inventory Reserve. During the year ended December 31, 2009, we added approximately $209,000 of additional reserves and wrote off approximately $205,000 in excess or obsolete inventory, which was disposed of during the year. During 2009, we reviewed our inventory levels and aging relative to current and expected usage and determined the requirement for additions to the reserve. The inventory reserve for obsolete inventory at December 31, 2009 was approximately $614,000. During the year ended December 31, 2008, we added approximately $113,000 of additional reserves and wrote off approximately $291,000 in excess or obsolete inventory which was disposed of during the year.  The reserve for obsolete inventory was approximately $610,000 at December 31, 2008.  If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory.

 Inventory write-downs represent the estimated loss of value of certain slow-moving inventory or inventory that has been damaged or spoiled. Inventory usage is analyzed using turnover analysis, and an allowance for obsolescence is provided when inventory quantity exceeds its normal cycle. The percentage of allowance is based upon actual usage, historical data and experience. Most of these reserves are associated with raw materials used in the fabrication process and either represent items no longer utilized in the process or significant excess inventory. Inventory for which a reserve has been provided was approximately $614,000 and approximately $609,000, on an original cost basis, at December 31, 2009 and 2008, respectively. Certain of the raw material inventory for which a reserve was provided have subsequently been used in fabrication, with the related reserve being reversed. However, we re-evaluate the reserve as of the end of each reporting period based upon the age of the existing inventory and the usage analysis.

Valuation Allowance—Deferred Tax Assets.  During the year ended December 31, 2009, the valuation allowance was increased by approximately $548,000 to approximately $7,493,000 to reserve for various income tax benefits which may not be realized.  During 2008, the valuation allowance was decreased by approximately $2,300,000 to approximately $6,944,000.

Stock-Based Compensation.  The Company accounts for share-based compensation cost in accordance with FASB ASC 718-10 (prior authoritative literature: SFAS No. 123(R), “Share-Based Payment”).  The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model.  The compensation cost is recognized over the service period, which is usually the vesting period of the award.  Expected volatility is based on the historical volatility of the price of the Company’s stock.  The risk-free interest rate is based on Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of FASB ASC 505-50 (prior authoritative literature: EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”).

Adoption of FASB ASC 740-10.  We adopted FASB ASC 740-10 (prior authoritative literature: Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) on January 1, 2007.  We performed a thorough review of our tax returns not yet closed due to the statute of limitations and other currently pending tax positions of the Company.  We reviewed and analyzed our tax records and documentation supporting tax positions for purposes of determining the presence of any uncertain tax positions and confirming other tax positions as certain under FASB ASC 740-10.  We reviewed and analyzed our records in support of tax positions represented by both permanent and temporary differences in reporting income and deductions for tax and accounting purposes.  We maintain a policy, consistent with principals under FASB ASC 740-10, to continually monitor past and present tax positions.   No uncertain tax positions were identified as a result of this review.

Results of Operations

The following table presents selected consolidated statements of operations data as a percentage of net sales:

	2009	2008
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	71.0	71.0
Gross Profit	29.0	29.0
Selling expenses	11.7	11.6
General and administrative expenses	18.0	21.8
Research and development expenses	2.3	2.2
Provision for impairment of intangible assets	14.0	12.7
Operating (loss) income	(17.0)	(19.3)
Other income (expense):
Interest income	0.1	0.1
Interest expense	(6.2)	(5.0)
Other income (expense)	—	—
Other expense, net	(6.1)	(4.9)
Loss from continuing operations before income taxes	(23.1)	(24.2)
Benefit from (provision for) income taxes	2.5	—
Net loss from continuing operations	(20.6)	(24.2)
Discontinued operations:
Income (loss) from operations of discontinued subsidiary	—	(6.2)
Income tax benefit (provision)	—	0.9
Loss from discontinued operations	—	(5.3)
Net loss	(20.6)%	(29.5)%

Years Ended December 31, 2009 and 2008

During 2008, the Company sold all of the outstanding stock of Langer UK, sold our entire membership interest in Regal, and sold all of the outstanding stock of Bi-Op. In addition, on October 24, 2008, we sold substantially all of the operating assets and liabilities of the Langer custom branded orthotics business (“Langer Branded Orthotics”). The results of operations of Langer UK, Regal, Bi-Op, and Langer Branded Orthotics are reflected as discontinued operations in the consolidated statements of operations for the years ended December 31, 2009 and 2008.

Net loss from continuing operations for the year ended December 31, 2009 was approximately $(8,479,000) or $(1.06) per share on a fully diluted basis, compared to a net loss from continuing operations for the year ended December 31, 2008 of approximately $(11,308,000) or $(1.06) per share on a fully diluted basis. The operating results for the year ended December 31, 2009 include a non-recurring, non-cash deferred tax benefit of approximately $1,075,000.  This benefit results from the reversal of a previously established tax valuation allowance which is no longer required as a result of a change in the estimated useful life of the Silipos tradename from an indefinite life to a useful life of approximately 18 years effective January 1, 2009.  Also included in the 2009 operating results are an impairment charge to goodwill of approximately $4.7 million resulting from lower projected earnings at our Twincraft reporting unit and an impairment charge to identifiable intangible assets of $1.0 million relating to the customer list of our Twincraft reporting unit which was primarily the result of the anticipated reduction of approximately 50% in the revenue derived from one repeat customer.  The Company’s loss from continuing operations before income taxes was approximately $(9,523,000) for the year ended December 31, 2009, compared to a net loss from continuing operations before income taxes of approximately $(10,899,000) for the year ended December 31, 2008.  Included in the net loss from continuing operations for 2008 was an impairment charge of approximately $5,700,000 related to Twincraft, of which approximately $3,300,000 was related to goodwill and approximately $2,400,000 was related to the repeat customer list.  The decrease in the Company’s net loss from continuing operations before income taxes is due to reductions in general and administrative expenses of approximately $2,438,000 and reductions in selling expenses of $477,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, which was partially offset by a decrease in gross profit of approximately $1,227,000, primarily as a result of lower sales in the year ended December 31, 2009 as compared to the year ended December 31, 2008.

The consolidated statement of operations for the year ended December 31, 2008 included losses arising from the sale of two subsidiaries, Regal, Bi-Op, and the sale of the Langer Branded Orthotics business, which are classified as discontinued operations. In 2008, we recorded a net loss related to the sale of Regal of approximately $1,930,000 which includes transaction costs of approximately $70,000 and goodwill of $1,278,000.  Losses from operations through the date of sale of May 31, 2008, of approximately $243,000 and a loss associated with the leased premises of approximately $175,000 are also included in discontinued operations. The Company also recorded a net loss before income tax benefit on the sale of Bi-Op of approximately $660,000, which includes transaction costs of approximately $335,000 and goodwill of $809,000.  In addition we recorded losses from operations of Bi-Op of approximately $7,000. In addition, discontinued operations for 2008 includes approximately $269,000 representing the operating income of the Langer custom branded orthotics business which was sold on October 24, 2008. The loss on the sale of these assets and liabilities was approximately $180,000, which included transaction costs of approximately $565,000 and goodwill of $1,672,000.  During the year ended December 31, 2009, the Company recorded adjustments to the losses related to Regal and the Langer branded orthotics business.  The Company increased the loss related to the sale of Regal by approximately $73,000, which was comprised of additional rent on the former Regal offices of approximately $98,000, offset by the reversal of an accrual for transaction costs of approximately $25,000 which was no longer required.  In addition, the Company reduced the loss on the Langer branded orthotics business by approximately $75,000, due to the reversal of an accrual for severance payments to employees which was no longer required.

Net sales for the year ended December 31, 2009 were approximately $40,876,000, compared to approximately $45,061,000 for the year ended December 31, 2008, a decrease of approximately $4,185,000, or 9.3%.  Twincraft’s net sales for the year ended December 31, 2009 were approximately $30,577,000, a decline of approximately $1,287,000, or 4.0% as compared to net sales of approximately $31,864,000 for the year ended December 31, 2008.  Silipos’ net sales for the year ended December 31, 2009 were approximately $10,299,000, a decline of approximately $2,898,000 or 22.0% as compared to net sales of approximately $13,197,000 for the year ended December 31, 2008.  These declines are primarily the result of the current economic conditions, which are characterized by lower consumer demand, retailers’ and distributors’ programs to reduce inventory, and the reluctance of our customers to launch new products.

Twincraft’s sales are reported in the personal care products segment.  Also included in the personal care products segment are the net sales of Silipos’ personal care products which were approximately $2,087,000 for the year ended December 31, 2009, a decrease of approximately $1,629,000 or 43.8% as compared to Silipos’ net sales of personal care products of approximately $3,716,000 for the year ended December 31, 2008.  This change is primarily a result of the economic factors discussed above.

Net sales of medical products were approximately $8,212,000 in 2009, compared to approximately $9,481,000 in 2008, a decrease of approximately $1,269,000 or 13.4%.  This decrease was primarily due to fewer new product launches in the year ended December 31, 2009, as compared to the year ended December 31, 2008.

Cost of sales, on a consolidated basis, decreased approximately $2,957,000, or 9.2%, to approximately $29,025,000 for the year ended December 31, 2009, compared to approximately $31,982,000 for the year ended December 31, 2008.  Cost of sales as a percentage of net sales was 71.0% for the year ended December 31, 2009, as compared to 70.9 for the year ended December 31, 2008.  The increase in cost of sales as a percentage of net sales is primarily attributable to the shift of Twincraft’s net sales toward the amenity business, which historically carries lower gross margins than the health care and beauty market.  For the year ended December 31, 2009, amenity sales represented 43.7% of Twincraft’s net sales, as compared to 33.3% for the year ended December 31, 2008.  This shift in sales mix was offset by reductions in raw materials prices, primarily soap base, at Twincraft.

Cost of sales in the medical products segment were approximately $4,136,000, or 49.4% of medical products net sales in the year ended December 31, 2009, compared to approximately $4,684,000 or 49.4% of medical products net sales in the year ended December 31, 2008.  The decrease is largely due to lower sales which led to lower production levels.

Cost of sales for the personal care products were approximately $24,889,000, or 76.2% of net sales of personal care products in the year ended December 31, 2009, compared to approximately $27,298,000, or 76.7% of net sales of personal care products in the year ended December 31, 2008. The primary factors for the decrease are reductions in raw material prices, in particular soap base, at Twincraft, which was offset by the impact of the shift in Twincraft’s sales mix toward amenities as discussed above.

Consolidated gross profit decreased approximately $1,227,000, or 9.4%, to approximately $11,852,000 for the year ended December 31, 2009, compared to approximately $13,079,000 in the year ended December 31, 2008.  Consolidated gross profit as a percentage of net sales for the years ended December 31, 2009 and 2008 was 29.0% and 29.0%, respectively.

General and administrative expenses for the year ended December 31, 2009 were approximately $7,415,000, or 18.0% of net sales, compared to approximately $9,853,000, or 22.5% of net sales for the year ended December 31, 2008, representing a decrease of approximately $2,438,000.  Approximately $788,000 of the decrease is related to reductions in salaries, rents, and professional fees as a result of actions taken to reduce our corporate overhead structure.  Approximately $530,000 of the reduction is due to the acceleration of depreciation expense on the leasehold improvements at our former corporate offices which was recorded in the year ended December 31, 2008.  Also, $256,000 of the reduction is as a result of the final judgment and the award providing for reimbursement of legal fees incurred by the Company in connection with the Zook arbitration, which was recorded in the year ended December 31, 2009.  Also, approximately $192,000 of the reduction is due to an accrual of employee severance pay which was recorded in the year ended December 31, 2008. In addition, our amortization of intangible assets is approximately $245,000 lower and bad debt expense is approximately $325,000 lower in the year ended December 31, 2009 as compared to the prior year.

Selling expenses decreased approximately $477,000, or 9.1%, to approximately $4,771,000 for the year ended December 31, 2009, compared to approximately $5,248,000 for the year ended December 31, 2008.  Selling expenses as a percentage of net sales were 11.7% for the year ended December 31, 2009, compared to 11.6% of net sales for the year ended December 31, 2008.  The principal reason for the decrease of $477,000 was the elimination of certain salary, advertising, travel expenses, and license fees at Twincraft.

Research and development expenses decreased from approximately $975,000 in the year ended December 31, 2008, to approximately $962,000 in the year ended December 31, 2009, a decrease of approximately $13,000, or 1.3%.  The reason for the decrease of $13,000 was the elimination of certain salary and consulting services at Silipos of approximately $173,000, which was offset by an increase in clinical studies at Silipos of approximately $155,000.

During 2009, the Company recorded an impairment charge of approximately $5,722,000.  The 2009 goodwill impairment charge of approximately $4,722,000 was primarily the result of lower projected earnings at our Twincraft reporting unit.  The 2009 impairment charge to identifiable intangible assets of $1,000,000 relates to the customer list of our Twincraft reporting unit, and was primarily the result of the anticipated reduction of approximately 50% of the revenues of one large customer.

A detailed discussion of the models and methodology used to calculate the impairment is found in Critical Accounting Policies and Estimates.

Interest expense was approximately $2,570,000 for the year ended December 31, 2009, compared to approximately $2,231,000 for the year ended December 31, 2008, an increase of approximately $339,000.  The principal reason for the increase was additional amortization of the debt discount on the Company’s 5% Convertible Notes resulting from the adoption by the Company of FASB ASC 815-40 (prior authoritative literature: EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”) which became effective January 1, 2009.

Interest income was approximately $51,000 for the year ended December 31, 2009, compared to approximately $37,000 for the year ended December 31, 2008, an increase of approximately $14,000.  This increase is due to the investing of the proceeds received from the sales of the various subsidiaries and businesses that occurred in 2008.

Income tax benefit (expense) was approximately $1,044,000 for the year ended December 31, 2009, compared to approximately $(409,000) for the year ended December 31, 2008, a change of approximately $1,453,000 which is attributable to the deferred tax benefit of approximately $1,075,000 realized as a result of the change in the estimated life of the Silipos tradename as discussed above.

Liquidity and Capital Resources

Working capital as of December 31, 2009, was approximately $11,369,000, compared to approximately $12,789,000 as of December 31, 2008, a decrease of approximately $1,420,000. This reduction is primarily the result of decreases in inventories of approximately $878,000 and accounts receivable of approximately $1,199,000, offset by decreases in accounts payable of approximately $466,000.

In the year ended December 31, 2009, the Company generated a net loss from continuing operations of approximately $8,479,000, which included a provision for impairment of intangible assets of approximately $5,722,000, depreciation of property and equipment and amortization of identifiable intangible assets of approximately $2,574,000, amortization of debt acquisition costs, debt discount, and unearned stock compensation of approximately $1,017,000, and a provision for doubtful accounts of approximately $156,000.  These were offset by a deferred tax benefit of $1,075,000 and a reduction in the fair value of the derivative liability of $29,000.  Changes in our operating assets and liabilities provided an additional $1,476,000 in cash which is primarily due to decreases in accounts receivable and inventories of approximately $1,934,000, offset by a decrease in accounts payable of approximately $466,000.  Cash from accounts receivable relates to reductions in net sales, and cash generated from inventory results primarily from Twincraft’s efforts to reduce finished goods inventories held for customers.  As a result of the above, our net cash provided by operating activities of continuing operations was approximately $1,436,000.

In the year ended December 31, 2008, the Company generated a net loss from continuing operations of approximately $11,308,000, which included a provision for impairment of intangible assets of $5,700,000, depreciation of property and equipment and amortization of identifiable intangible assets of approximately $3,904,000, amortization of debt acquisition costs, debt discount, and unearned stock compensation of approximately $607,000, and a loss on a receivable settlement and a provision for doubtful accounts of approximately $280,000.  Changes in our operating assets and liabilities used an additional $1,536,000 in cash which is primarily due to an approximately $1,333,000 increase in inventory.  As a result of the above, our net cash used for operating activities of continuing operations was approximately $2,204,000 for the year ended December 31, 2008.

Net cash used in investing activities of continuing operations was approximately $347,000 for the year ended December 31, 2009.  Net cash provided by investing activities reflects the net cash from the sales of subsidiaries of approximately $354,000, less cash of approximately $701,000 used to purchase property and equipment.  Net cash provided by investing activities of continuing operations for the year ending December 31, 2008 was approximately $6,096,000 which included approximately $6,857,000 of net cash received from the sales of subsidiaries, and approximately $760,000 used to purchase property and equipment.

Net cash used in financing activities of continuing operations for the year ended December 31, 2009 was approximately $494,000 which reflects the net cash of approximately $495,000 used to purchase treasury stock.  Net cash used in financing activities of continuing operations in the year ended December 31, 2008 was approximately $2,229,000 and includes approximately $2,220,000 used to purchase treasury stock and approximately $9,000 used for note payments to the Company’s former landlord.

Our Credit Facility with Wachovia Bank expires on September 30, 2011.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million.  The Credit Facility bears interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined.  The obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in all the assets of the Company and its subsidiaries.  The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million.  As of December 31, 2009, the Company does not have any outstanding draws under the Credit Facility and has approximately $7.3 million (which includes approximately $1.8 million in term loans based upon the value of Twincraft’s machinery and equipment) available under the Credit Facility.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit.  At December 31, 2009, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $150,000.

Our 2010 plan for capital investments is to approve additions to property and equipment as the need may arise to support growth of revenues and provide for needed equipment replacement.

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

Recent distress in the financial markets has had an adverse impact on financial market activities including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.  The Company has assessed the implication of these factors on our current business and determined that there has not been a significant impact on our financial position, results of operations or liquidity during the year ended December 31, 2009.  However, there can be no assurance that as a result of these conditions there will not be an impact on our future financial position, results of operations or liquidity.  Based on available information, we believe the lender under our Credit Facility is able to fulfill its commitment as of the date of this filing; however, there can be no assurance that such lender will be able to continue to fulfill its funding obligations.

Changes in Significant Balance Sheet Accounts – December 31, 2009

Accounts receivable, net, decreased from approximately $5,592,000 at December 31, 2008 to approximately $4,394,000 at December 31, 2009, a decrease of approximately $1,198,000.  The allowance for doubtful accounts and returns and allowances increased by approximately $143,000 from December 31, 2008 to December 31, 2009.  Accounts receivable at Twincraft decreased by approximately $1,116,000 or 26.3% and accounts receivable at Silipos decreased approximately $82,000 or 6.0% which changes are consistent with changes in fourth quarter sales at each subsidiary in 2009 as compared to 2008.

Inventories, net, decreased from approximately $6,865,000 at December 31, 2008 to approximately $5,988,000 at December 31, 2009, a decrease of approximately $877,000.  This decrease is due to the impact of lower raw material prices at Twincraft.

  Property and equipment, net, decreased from approximately $9,314,000 at December 31, 2008 to approximately $8,490,000 at December 31, 2009, a decrease of approximately $824,000.  This decrease is due to a 2009 depreciation expense of approximately $1,512,000, the write-off of approximately $13,000 in other assets in connection with the move of the corporate offices, net of 2009 purchases of additional property and equipment of approximately $701,000.

Because of our previous strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (43.3% as of December 31, 2009 and 48.0% as of December 31, 2008) of our total assets.  Goodwill and identifiable intangible assets, net, at December 31, 2009 were approximately $11,176,000 and $8,018,000, respectively.  Goodwill and identifiable intangible assets, net, at December 31, 2008 were approximately $15,898,000 and $10,079,000, respectively.

During the year ended December 31, 2009, identifiable intangible assets decreased by approximately $2,062,000 which was due to an impairment charge of approximately $1,000,000 on the Twincraft customer list and amortization of other intangibles of approximately $1,062,000 during the year.

During the year ended December 31, 2009, goodwill decreased by approximately $4,722,000. This decrease was solely attributable to the impairment charge related to Twincraft.

Accounts payable decreased from approximately $2,580,000 at December 31, 2008 to approximately $2,422,000 at December 31, 2009, a decrease of approximately $158,000.  This decrease is related to the decrease in inventory at Twincraft as discussed above.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of December 31, 2009 measured from the end of our fiscal year ended December 31, 2009:

	Payments due By Period (In thousands)
Contractual Obligations	Total	Less than Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$2,213	$758	$951	$501	$3
Capital Lease Obligations	4,271	453	948	1,006	1,864
Interest on Long-term Debt	2,888	1,444	1,444	—	—
5% Convertible Notes due December 7, 2011	28,880	—	28,880	—	—
Total	$38,252	$2,655	$32,223	$1,507	$1,867

Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”).  The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes, including an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes, (collectively, the “Underlying Shares”) in January, 2007, and filed Amendment No. 1 to the registration statement in November, 2007, Amendment No. 2 in April 2008, and Amendments No. 3 and 4 in June 2008; the registration statement was declared effective on June 18, 2008.  The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007.  For each of the years ended December 31, 2009 and 2008 the Company recorded interest expense related to the 5% Convertible Notes of approximately $1,444,000.  At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes.  On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares.  This adjustment to the conversion price resulted in an original debt discount of $476,873.  Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815-40 which required a retrospective adjustment to the debt discount.  At January 1, 2009, the debt discount was adjusted to $1,312,500.  This amount will be amortized over the remaining term of the 5% Convertible Notes and be recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the year ended December 31, 2009 was approximately $450,000.

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

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,700,000 as of December 31, 2009, and the Company’s obligations under its Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm. Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment of principal on the 5% Convertible Notes. The amortization of these costs for each of the years ended December 31, 2009 and 2008 was $264,747, and is recorded as an interest expense in the consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB published FASB ASC 805-10 (prior authoritative literature: SFAS No.141(R), “Business Combinations”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest of an acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. FASB ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier application was prohibited.  The Company did not complete any acquisitions in the year ended December 31, 2009 and therefore the adoption by the Company of FASB ASC 805-10 had no effect upon the Company’s financial position or results of operations.

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

The Company adopted FASB ASC 855-10 (prior authoritative literature: FASB Statement No. 165 “Subsequent Events”) effective June 30, 2009.  This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was March 18, 2010.  The effect of adopting this pronouncement did not have a material effect on the Company’s financial position or results of operations.

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

PC GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PC Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of PC Group, Inc. (formerly Langer, Inc.) (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PC Group, Inc.  at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(m) to the consolidated financial statements, the Company adopted ASC Topic 815-40 as of January 1, 2009, as it relates to its convertible debt.

BDO Seidman, LLP

Melville, New York

March 18, 2010

PC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$4,599,940	$4,003,460
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $314,440 and $171,729, respectively	4,394,180	5,591,824
Inventories, net	5,988,209	6,865,294
Prepaid expenses and other current assets	1,190,081	1,517,929
Total current assets	16,172,410	17,978,507
Property and equipment, net	8,490,229	9,314,299
Identifiable intangible assets, net	8,017,568	10,079,499
Goodwill	11,175,637	15,898,063
Other assets	426,073	894,539
Total assets	$44,281,917	$54,164,907
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,422,003	$2,579,976
Obligation under capital lease – current portion	81,011	—
Other current liabilities	2,299,920	2,609,225
Total current liabilities	4,802,934	5,189,201

Long-term debt:
5% Convertible Notes, net of debt discount of $862,500 and $300,264 at December 31, 2009 and 2008, respectively	28,017,500	28,579,736
Obligation under capital lease, net of current portion	2,618,989	2,700,000
Deferred income taxes payable	698,010	1,773,210
Other liabilities	1,210	—
Total liabilities	36,138,643	38,242,147

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 25,000,000 and 50,000,000 shares; issued 11,648,512 shares and 11,588,512 shares at December 31, 2009 and 2008, respectively	232,971	231,771
Additional paid in capital	53,686,944	53,957,470
Accumulated deficit	(43,354,339)	(36,336,206)
Accumulated other comprehensive income	539,747	536,893
	11,105,323	18,389,928
Treasury stock at cost, 3,799,738 and 2,830,635 shares at December 31, 2009 and 2008, respectively	(2,962,049)	(2,467,168)
Total stockholders’ equity	8,143,274	15,922,760
Total liabilities and stockholders’ equity	$44,281,917	$54,164,907

See accompanying notes to consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008

Net sales	$40,876,334	$45,061,148
Cost of sales	29,024,627	31,981,979
Gross profit	11,851,707	13,079,169

General and administrative expenses	7,414,688	9,852,695
Selling expenses	4,770,735	5,248,052
Research and development expenses	961,950	974,853
Provision for impairment	5,722,426	5,700,000
Operating loss	(7,018,092)	(8,696,431)
Other expense, net:
Interest income	50,832	37,100
Interest expense	(2,570,821)	(2,230,891)
Other	15,188	(8,681)
Other expense, net	(2,504,801)	(2,202,472)
Loss from continuing operations before income taxes	(9,522,893)	(10,898,903)
Benefit from (provision for) income taxes	1,043,977	(409,273)
Loss from continuing operations	(8,478,916)	(11,308,176)

Discontinued Operations:
Income (loss) from operations of discontinued subsidiaries (including gain (loss) on sales of subsidiaries of $1,674 and $(2,769,077) in 2009 and 2008, respectively)	1,674	(2,814,539)
Benefit from income taxes	—	499,595
Income (loss) from discontinued operations	1,674	(2,314,944)
Net Loss	$(8,477,242)	$(13,623,120)

Net Loss per common share:
Basic and diluted:
Loss from continuing operations	$(1.06)	$(1.06)
Loss from discontinued operations	—	(0.21)
Basic and diluted loss per share	$(1.06)	$(1.27)
Weighted average number of common shares used in computation of net loss per share:
Basic and diluted	8,030,928	10,700,914

See accompanying notes to consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2008	11,588,512	$231,771	$(196,641)	$53,800,139	$(22,713,086)	$765,392		$31,887,575
Net loss					(13,623,120)		$(13,623,120)
Foreign currency adjustment						(228,499)	(228,499)
							(13,851,619)	(13,851,619)
Stock- based compensation expense				157,331				157,331
Purchase of Treasury Stock			(2,219,527)					(2,219,527)
Shares received as settlement of receivable			(51,000)					(51,000)
Balance at December 31, 2008	11,588,512	231,771	(2,467,168)	53,957,470	(36,336,206)	536,893		15,922,760
Cumulative effect of change in accounting principal related to adoption of FASB ASC 815-40. See Note 1.				(476,873)	1,459,109			982,236
Net loss					(8,477,242)		(8,477,242)
Foreign currency adjustment						2,854	2,854
							$(8,474,388)	(8,474,388)
Stock- based compensation expense				206,347				206,347
Purchase of Treasury Stock			(494,881)					(494,881)
Exercise of stock warrants	60,000	1,200						1,200
Balance at December 31, 2009	11,648,512	$232,971	$(2,962,049)	$53,686,944	$(43,354,339)	$539,747		$8,143,274

See accompanying notes to consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(8,477,242)	$(13,623,120)
(Income) loss from discontinued operations	(1,674)	2,314,944
Loss from continuing operations	(8,478,916)	(11,308,176)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	2,573,583	3,903,875
Loss on abandonment of property and equipment	13,307	—
Loss on receivable settlement	—	49,000
Provision for impairment of goodwill and intangible assets	5,722,426	5,700,000
Gain on lease surrender	—	(218,249)
Amortization of debt acquisition costs	360,321	358,892
Amortization of debt discount	450,000	90,507
Stock-based compensation expense	206,347	157,331
Reduction in fair value of derivative	(28,790)	—
Provision for doubtful accounts receivable	156,204	231,173
Deferred income tax provision (benefit)	(1,075,200)	367,042
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,042,927	(81,013)
Inventories	878,373	(1,332,984)
Prepaid expenses and other current assets	136,823	(386,605)
Other assets	(54,746)	(1,645)
Accounts payable and other current liabilities	(466,229)	288,344
Unearned revenue and other liabilities	—	(21,635)
Net cash provided by (used in) operating activities of continuing operations	1,436,430	(2,204,143)
Net cash provided by (used in) operating activities of discontinued operations	—	(227,574)
Net cash provided by (used in) operating activities	1,436,430	(2,431,717)
Cash Flows From Investing Activities:
Purchase of property and equipment	(700,889)	(760,326)
Net proceeds from sales of subsidiaries	353,918	6,856,779
Net cash provided by (used in) investing activities of continuing operations	(346,971)	6,096,453
Net cash provided by (used in) investing activities of discontinued operations	—	(3,163)
Net cash provided by (used in) investing activities	(346,971)	6,093,290

PC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont’d)

	For the Years Ended December 31,
	2009	2008
Cash Flows From Financing Activities:
Proceeds from the exercise of stock warrants	1,200	—
Purchase of treasury stock	(494,881)	(2,219,527)
Repayment of note payable	—	(9,469)
Net cash used in financing activities of continuing operations	(493,681)	(2,228,996)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(493,681)	(2,228,996)
Effect of exchange rate changes on cash	702	(94,525)
Net increase in cash and cash equivalents	596,480	1,338,052
Cash and cash equivalents at beginning of year	4,003,460	2,665,408
Cash and cash equivalents at end of year	$4,599,940	$4,003,460

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,570,821	$2,351,719
Income taxes	$—	$49,190

Supplemental Disclosure of Non Cash Investing Activities:
Treasury stock received related to Regal receivable settlement	$—	$51,000
Release of funds in escrow related to the Twincraft acquisition reclassified to goodwill	$—	$1,000,000
Note receivable related to sale of subsidiary	$—	$162,981
Supplemental Disclosures of Non Cash Financing Activities:
Accounts payable and accrued liabilities relating to property and equipment	$—	31,045

See accompanying notes to consolidated financial statements.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Name Change

On July 23, 2009, the Company changed its name from Langer, Inc. to PC Group, Inc.  The name change was approved at the Company’s 2009 Annual Meeting of Stockholders held on July 14, 2009.

The new name is intended to more accurately reflect the Company’s current business model and scope of its product offerings.  The Company has historically designed, manufactured and distributed a broad range of medical products targeting the orthopedic, orthotic, and prosthetic markets.  Today, the Company offers a more diverse line of personal care products for the private label retail, medical and therapeutic markets and the name PC Group, Inc. is designed to better convey this broader scope of products.

 (2)  Basis of Presentation

The Company classifies as discontinued operations for all periods presented any component of the business that is probable of being sold or has been sold that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes.  For those components, the Company has no significant continuing involvement after disposal, and their operations and cash flows are eliminated from ongoing operations.  Sales of significant components of the business not classified as discontinued operations are reported as a component of income from continuing operations.

In accordance with the provisions of FASB ASC 360-10 (prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) the results of operations of Langer (UK) Limited (“Langer UK”), Regal Medical Supply, LLC (“Regal”), Bi-Op Laboratories, Inc. (“Bi-Op”), and the Langer branded custom orthotics and related products business for the current and prior periods have been reported as discontinued operations.  The Company sold the capital stock of Langer UK to a third party on January 18, 2008, sold its entire membership interest in Regal to a group of investors, including a member of Regal’s management on June 11, 2008, and sold all of the capital stock of Bi-Op on July 31, 2008, and sold substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008.

Description of the Business

Through our wholly-owned subsidiaries, Twincraft, Inc. (“Twincraft”), and Silipos Inc. (“Silipos”), the Company offers a diverse line of personal care products for the private label retail, medical, and therapeutic markets.  The Company sells its medical products primarily in the United States, as well as in more than 30 other countries, to national, regional, and international distributors. The Company sells its personal care products primarily in North America to branded marketers of such products, specialty and mass market retailers, direct marketing companies, and companies that service various amenities markets.

The Company offers a broad range of gel-based orthopedic and prosthetics products that are designed to correct, protect, heal and provide comfort for the patient. The line of personal care products includes bar soap, gel-based therapeutic gloves and socks, scar management products, and other products that are designed to cleanse and moisturize specific areas of the body, often incorporating essential oils, vitamins and nutrients to improve the appearance and condition of the skin.

(3) Summary of Significant Accounting Policies

 (a) Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment. The Company does not have any post-shipment obligations to customers.  Revenues from shipping and handling fees are included in net sales in the consolidated statements of operations. Costs incurred for shipping and handling are included in cost of sales in the consolidated statements of operations.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Advertising and Promotion Expenses

Advertising and promotion costs are expensed as incurred. Advertising and promotion expenses were approximately $329,923 and $299,000 for the years ended December 31, 2009 and 2008, respectively.

The Company accounts for sales and incentives which include discounts, coupons, co-operative advertising and free products or services in accordance with FASB ASC 605-50 (prior authoritative literature: Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”). Generally, cash consideration is to be classified as a reduction of net sales, unless specific criteria are met regarding goods or services that a vendor may receive in return for this consideration. The Company’s consideration given to customers does not meet these conditions and, accordingly is classified as a reduction to revenue.

 (c) Cash Equivalents

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

(f)	Goodwill and Identifiable Intangible Assets with Indefinite Lives and Identifiable Intangible Assets with Definite Lives

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and intangible assets of businesses acquired and accounted for under the purchase method.  Accounting rules require that the Company test at least annually for possible goodwill impairment in accordance with the provisions of FASB ASC 350-10 (prior authoritative literature: SFAS No. 142 “Goodwill and Other Intangible Assets”).  The Company performs its test in the fourth quarter of each year.  In previous periods, the Company has used an earnings capitalization model for impairment testing for certain reporting units.  During 2009, the Company changed its income approach method of evaluating the realization of goodwill related to Silipos’ medical products and Silipos’ personal care reporting units from an earnings capitalization model to a discounted cash flow methodology.  The Company believes that this change provides a better measure of fair value because: i) the long term valuation methodology of the discounted cash flow model (the “DCFM”) is more appropriate where significant changes in revenue patterns occur from year to year, ii) the DCFM provides a better representation of the prospects of the business over a longer time horizon and iii) the DCFM provides greater flexibility to incorporate changes in the business that occur over multiple periods.  The goodwill of the Company’s remaining reporting unit, Twincraft, has been and will continue to be evaluated using the DCFM.  Furthermore, consistent with FASB ASC 820-10’s requirement to consider fair value from a market participant’s perspective, the above mentioned income approaches has been coupled with market participant assumptions to estimate fair values for impairment testing at its annual impairment testing date.  As a result of these impairment analyses, the Company determined that the goodwill balance existing in one of the reporting units within its personal care products segment was impaired as a result of decreases in projected profitability.  Accordingly, the Company recorded an impairment charge of $4,722,426 and $3,300,000, which is included in loss from continuing operations in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has certain identifiable intangible assets with definite lives such as license agreements, customer lists, and trademarks which are amortized over their useful lives on a straight-line method or on an accelerated method which appropriately reflects the economic benefit of the related intangible asset. These intangibles are reviewed for impairment under FASB ASC 360-10 (prior authoritative literature: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) when impairment indicators are present.  As a result of these impairment analyses, the Company recorded an impairment charge on the Twincraft customer list of $1,000,000 and $2,400,000 for the years ended December 31, 2009 and 2008, as a result of decreases in projected profitability.  This impairment charge is included in loss from continuing operations in the consolidated statements of operations.

(g) Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740-10 (prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 740-10 (prior authoritative literature: Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of SFAS No. 109).  FASB ASC 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FASB ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.

The Company adopted FASB ASC 740-10 on January 1, 2007.  Under FASB ASC 740-10, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed or to be claimed in tax returns that do not meet these measurement standards.  The Company’s adoption of FASB ASC 740-10 did not have a material effect on the Company’s financial statements, as the Company believes they have no uncertain tax positions.

As permitted by FASB ASC 740-10, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At December 31, 2009 and 2008, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit vary depending on the tax jurisdiction.  Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2006 and forward.  The Company’s major taxing jurisdiction is the United States.  Within the United States, Vermont and New York could give rise to significant tax liabilities.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (h) Net Loss Per Share

Basic loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based on the weighted average number of shares of common stock and common stock equivalents (options, warrants, stock awards and convertible subordinated notes) outstanding during the period, except where the effect would be antidilutive.

(i) Foreign Currency Translation

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

(j) Comprehensive Income (Loss)

Comprehensive income (loss) consists of changes to shareholders’ equity, other than contributions from or distributions to shareholders, and net income (loss). The Company’s other comprehensive income (loss) consists of unrealized foreign currency translation gains and losses. The components of, and changes in, accumulated other comprehensive income (loss) are presented in the Company’s consolidated statements of stockholders’ equity.

 (k) Use of Estimates

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

(l) Fair Value of Financial Instruments

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

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level one— Quoted market prices in active markets for identical assets or liabilities;

•	Level two— Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three— Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table identifies the financial assets and liabilities that are measured at fair value by level at December 31, 2009 and 2008:

	December 31, 2009 Fair Value Measurements Using			December 31, 2008 Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Markets	$4,314,514	$—	$—	$2,347,170	$—	$—
Liabilities:
Derivative	$—	$—	$1,210	$—	$—	$—

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

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities valued using significant unobservable inputs (level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2009
Derivative liability:
Beginning balance (January 1, 2009)	$30,000
Total (gains) included in earnings	(28,790)
Ending balance	$1,210

Total gains and losses included in earnings for the year December 31, 2009 are reported as other income in the consolidated statements of operations.

The following table identifies the non-financial assets that are measured at fair value by level at December 31, 2009:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Identifiable Intangible Assets	$—	$—	$8,017,568	$(1,000,000)
Goodwill	—	—	11,175,637	(4,722,426)
Total	$—	$—	$19,193,205	$(5,722,426)

At December 31, 2009 and 2008, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity.  The carrying value of long-term debt, net of discount, at December 31, 2009 and 2008 was $28,017,500 and $28,579,736, respectively.  The approximated fair value of long-term debt based on borrowing rates currently available to the Company for debt with similar terms was $25,740,034 at December 31, 2009.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As prescribed under adopted FASB ASC 360-10 (prior authoritative literature: FAS 142 “Goodwill and Other Intangible Assets,”) we test annually for possible impairment to goodwill and our indefinite lived tradename. We perform our test as of October 1st each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future growth and profitability at each of our reporting units. We also incorporate market participant assumptions to estimate fair value for impairment testing.   Our definite lived intangible assets are tested under adopted FASB ASC 350-30 (prior authoritative literature: FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”) when impairment indicators are present.  An undiscounted model is used to determine if the carrying value of the asset is recoverable.  If not, a discounted analysis is done to determine the fair value.  We engage a valuation analysis expert to prepare the models and calculations used to perform the tests, and we provide them with estimates regarding our reporting units’ expected growth and performance for future years.

(m)  Discount on Convertible Debt

In June 2008, the FASB published FASB ASC 815-40 (prior authoritative literature: EITF Issue 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB ASC 815-40 (prior authoritative literature: FAS 133: “Accounting for Derivative Instruments and Hedging Activities”).  FASB ASC 815-40 addresses the issue of the determination of whether a free-standing equity-linked instrument should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period.  FASB ASC 815-40 was effective for years beginning after December 15, 2008 and earlier adoption was not permitted.  Although FASB ASC 815-40 was effective as of January 1, 2009, any outstanding instrument at the date of adoption requires a retrospective application of the accounting principle through a cumulative effect adjustment to retained earnings upon adoption.  The Company completed an analysis as it pertains to the conversion option in its convertible debt, which was triggered by the reset provision, and has determined that the fair value of the derivative liability was $30,000 and the debt discount was $1,312,500 at January 1, 2009.  The Company estimates the fair value of the derivative liability using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2009	January 1, 2009
Annual dividend yield	—	—
Expected life (years)	1.94	2.94
Risk-free interest rate	1.70%	1.00%
Expected volatility	80%	80%

Expected volatility is based upon historical volatility.  The Company believes this method produces an estimate that is representative of expectations of future volatility over the expected term of the derivative liability.  The Company currently has no reason to believe future volatility over the expected remaining life of this conversion option is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the conversion option.  The risk-free interest rate is based on three-year U.S. Treasury securities.  The Company recorded an adjustment to retained earnings in the amount of $1,459,109, which represents the cumulative change in the fair value of the conversion option, net of the impact of amortization of the additional debt discount from date of issuance of the notes (December 8, 2006) through adoption of this pronouncement.  In addition, as required by FASB ASC 815-40, the Company recorded an adjustment to reduce additional paid in capital in the amount of $476,873, which represents the reversal of the value of the debt discount that was recorded in paid in capital in connection with a reset of the bond conversion price in January 2007.  The debt discount will be amortized over the remaining life of the debt resulting in greater interest expense in the future.  Relating to the adoption of FASB ASC 815-40, the Company recognized an additional interest expense in the amount of $354,862, for a total expense of $450,000 in the year ended December 31, 2009.

(n) Internal Use Software

In accordance with FASB ASC 350-10 (prior authoritative literature: Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”), the Company capitalizes internal-use software costs upon the completion of the preliminary project stage and ceases capitalization when the software project is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o) Internally Developed Intangible Assets

In accordance with FASB ASC 350-30 (prior authoritative literature: SFAS No. 142 “Goodwill and Other Intangible Assets”), the Company capitalizes legal fees and similar costs related to it’s internally developed patents.  Upon approval of the patent, these costs will be amortized over the life of the patent.

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

(q) Concentration of Credit Risk

We have a diverse customer base, and for the year ended December 31, 2009, only one customer accounted for more than 10.0% of our revenues.  This customer is an amenity distributor in the hotel/resort industry.  2009 revenue from this customer was approximately $4.5 million or 11.0% of our total revenues.  At December 31, 2009 and 2008 accounts receivable from this customer were approximately $628,000 and $359,000 respectively.

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market accounts. Accounts receivable are generally diversified due to the number of customers comprising the Company’s customer base. As of December 31, 2009 and 2008, the Company’s allowance for doubtful accounts was approximately $314,000 and $172,000. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable. The carrying amounts of these financial instruments are reasonable estimates of their fair value.

(r) Recently Issued Accounting Pronouncements

In December 2007, the FASB published FASB ASC 805-10 (prior authoritative literature: SFAS No.141(R), “Business Combinations”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest of an acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. FASB ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier application was prohibited.  The Company did not complete any acquisitions in the year ended December 31, 2009 and therefore the adoption by the Company of FASB ASC 805-10 had no effect upon the Company’s financial position or results of operations.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted FASB ASC 855-10 (prior authoritative literature: FASB Statement No. 165 “Subsequent Events”) effective June 30, 2009.  This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was March 18, 2010.  The effect of adopting this pronouncement did not have a material effect on the Company’s financial position or results of operations.

(4) Sale of Subsidiaries and Businesses

Sale of Langer (UK) Limited

On January 18, 2008, the Company sold all of the outstanding capital stock of its wholly owned subsidiary, Langer UK, to an affiliate of Sole Solutions, a retailer of specialty footwear based in the United Kingdom.  The sales price was $1,155,313, of which $934,083 was paid at closing and the remaining balance is evidenced by a note receivable in the amount of 112,500 British pounds (valued at $181,406 at December 31, 2009).  The note receivable bears interest at 8.5% annually with quarterly payments of interest.  The entire principal balance on the note receivable was due in full on January 18, 2010.  The Company has agreed to extend the due date of the note.  The revised terms require monthly payments of principal of 12,500 British pounds and interest at 8.5% from April 2010 to December 2010.  The note is included in prepaid expenses and other current assets in the consolidated balance sheet.  In addition, upon closing, the Company entered into an exclusive sales agency agreement and distribution services agreement by which Langer UK will act as sales agent and distributor for Silipos products in the United Kingdom, Europe, Africa, and Israel.  These agreements had original terms of three years and have been extended until December 31, 2012.  In December 2007, the Company recorded a loss before income taxes of $175,558 associated with this sale which included an impairment of goodwill of $462,729 and transaction costs of $125,914.

Sale of Regal Medical Supply, LLC

On June 11, 2008, the Company sold its entire membership interest of its wholly-owned subsidiary, Regal, to a group of investors, including a member of Regal’s management.  The sales price was $501,000, which was paid in cash at closing. The Company recorded a loss before income taxes of $1,929,564 which included an impairment of $1,277,521 related to goodwill and transaction costs of $69,921. This loss is included in loss from operations of discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2008.   During 2009, the Company recorded two adjustments which increased the loss by $73,326.  The Company recorded additional rent expense of $98,166 related to the former Regal offices, which was partially offset by the reversal of an accrual of $24,840 for transaction costs which was no longer required.  These adjustments are included in income (loss) from operations of discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2009.

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

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Langer Branded Custom Orthotics Assets and Liabilities

On October 24, 2008, the Company sold substantially all of the operating assets and liabilities of the Langer branded custom orthotics and related products business to a third party. The sales price was approximately $4,750,000, of which $475,000 will be held in escrow for up to 12 months to satisfy indemnification claims of the purchaser. The Company received $237,500 of the amount held in escrow in April 2009.  The remaining escrow balance of $237,500 is included in prepaid expenses and other current assets at December 31, 2009 and was released and received by the Company in March 2010.  The sale price was subject to adjustment within 90 days of closing to the extent that working capital, as defined by the purchase agreement, is less or greater than $1,100,000 as of the closing date.  In January 2009, a working capital adjustment due to the Company in the amount of $116,418 was agreed to by both parties to the transaction.  The Company recorded a loss before income taxes on this sale of $179,715, which included an impairment of $1,672,344 related to goodwill and transaction costs of $565,327.  This loss is included in loss from operations of discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2008.  In connection with this sales transaction, the Company has surrendered its right to continue to use the Langer name and trademark, accordingly, the Company changed its corporate name to PC Group, Inc. effective July 23, 2009.  During 2009, the Company recorded an adjustment to reduce this loss by $75,000 due to the reversal of an accrual for severance pay which is no longer required.  This amount is included in income (loss) from operations of discontinued subsidiaries in the consolidated statements of operations for the year ended December 31, 2009.

(5) Discontinued Operations

The Company completed the sale of Langer UK on January 18, 2008, Regal on June 11, 2008, Bi-Op on July 31, 2008 and substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008 (see Note 4).  Also, in 2009, the Company recorded adjustments to the losses of Regal and the Langer custom orthotics and related products business (See Note 4).  In accordance with FASB ASC 360-10, the results of operations of these wholly owned subsidiaries and businesses for the current and prior periods have been reported as discontinued operations.  Operating results of these wholly owned subsidiaries and businesses, which were formerly included in the medical products and Regal segments, are summarized as follows:

	Year Ended December 31,
	2009	2008
Revenues:
Langer UK	$—	$—
Regal	—	1,526,301
Bi-Op	—	1,617,356
Langer branded custom orthotics	—	9,208,341
Total revenues	$—	$12,351,998

Net loss from operations	$—	$(77,064)
Gain (Loss) on sale	1,694	(2,769,077)
Other expense, net		31,602
Loss before income taxes	1,694	(2,814,539)
Benefit from (provision for) income tax	—	499,595
Loss from discontinued operations	$1,694	$(2,314,944)

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Income) Loss from discontinued operations, net of any tax benefit, is comprised of the following for the years ended December 31, 2009 and 2008:

	2009	2008
Langer UK	$—	$202,313
Regal	(73,326)	(2,163,721)
Bi-Op	—	(422,195)
Langer branded custom orthotics	75,000	68,659
Total	$1,674	$(2,314,944)

(6) Identifiable intangible assets

Identifiable intangible assets at December 31, 2009 consisted of:

Assets	Estimated Useful Life (Years)	Net Carrying Value	Accumulated Amortization	Provision for Impairment	Net Carrying Value
Trade names—Silipos	18	$2,688,000	$149,334	$—	$2,538,666
Repeat customer base—Silipos	7	1,680,000	1,432,186	—	247,814
License agreements and related technology—Silipos	9.5	1,364,000	753,790	—	610,210
Repeat customer base—Twincraft	19	4,814,500	1,489,496	1,000,000	2,325,004
Trade names—Twincraft	23	2,629,300	333,426	—	2,295,874
		$13,175,800	$4,158,232	$1,000,000	$8,017,568

Identifiable intangible assets at December 31, 2008 consisted of:

Assets	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Provision for Impairment	Net Carrying Value
Trade names—Silipos	Indefinite	$2,688,000	$—	$—	$2,688,000
Repeat customer base—Silipos	7	1,680,000	1,158,994	—	521,006
License agreements and related technology—Silipos	9.5	1,364,000	610,211	—	753,789
Repeat customer base—Twincraft	19	7,214,500	1,107,988	2,400,000	3,706,512
Trade names—Twincraft	23	2,629,300	219,108	—	2,410,192
		$15,575,800	$3,096,301	$2,400,000	$10,079,499

As of December 31, 2009 and 2008, it was determined that the carrying value of the Twincraft customer base was not recoverable and, accordingly, was written down to its fair value resulting in an impairment of $1,000,000 and $2,400,000.  Also, effective January 1, 2009, the Company changed the estimated useful life of the Silipos tradename from an indefinite life to a useful life of 18 years.

Aggregate amortization expense relating to the above identifiable intangible assets for the years ended December 31, 2009 and 2008 were $1,061,930, and $1,444,990, respectively. As of December 31, 2009, the estimated future amortization expense is $916,961 for 2010, $657,256 for 2011, $748,775 for 2012, $699,396 for 2013, $535,961 for 2014 and $4,459,489 thereafter.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Goodwill

Changes in goodwill for the years ended December 31, 2008 and 2009 are as follows:

	Medical Products	Personal Care Products	Regal	Total
Balance, January 1, 2008	$10,830,765	$9,848,144	$1,277,521	$21,956,430
Sale of Regal, included in discontinued operations	—	—	(1,277,521)	(1,277,521)
Allocated to Bi-Op, impaired and included in discontinued operations	(808,502)	—	—	(808,502)
Twincraft escrow payment	—	1,000,000	—	1,000,000
Twincraft impairment charge	—	(3,300,000	—	(3,300,000)
Allocated to the Langer branded orthotics and related products business and included in discontinued operations	(1,672,344)	—	—	(1,672,344)
Balance at December 31, 2008	$8,349,919	$7,548,144	$—	$15,898,063
Twincraft impairment charge	—	(4,722,426	—	(4,722,426)
Balance at December 31, 2009	$8,349,919	$2,825,718	$—	$11,175,637

(8) Inventories, net

Inventories, net, consisted of the following:

	December 31,
	2009	2008
Raw materials	$3,752,980	$4,010,119
Work-in-process	277,372	287,823
Finished goods	2,572,236	3,177,620
	6,602,588	7,475,562
Less: Allowance for excess and obsolescence	(614,379)	(610,268)
	$5,988,209	$6,865,294

(9) Property and Equipment, net

	December 31,
	2009	2008

Land, building and improvements	$2,557,738	$2,557,738
Office furniture and equipment	364,450	381,067
Computer equipment and software	1,573,630	1,501,927
Machinery and equipment	10,138,295	9,601,178
Leasehold improvements	2,444,836	2,401,539
	17,078,949	16,443,449
Less: Accumulated depreciation and amortization	8,588,720	7,129,150
	$8,490,229	$9,314,299

Property and equipment, net, is comprised of the following:

Depreciation and amortization expense relating to property and equipment was $1,511,652 and $2,596,701 for the years ended December 31, 2009 and 2008, respectively. Property and equipment held under capital leases had a net book value of $1,297,350 as of December 31, 2009 (See Note 12, “Long-Term Debt”).

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2009	2008

Accrued payroll and taxes	$392,891	$296,078
Accrued professional fees	510,788	374,972
Accrued merchandise	649,115	669,366
Accrued transaction costs	—	152,224
Deferred interest – capital lease	90,795	235,797
Accrued bonuses	43,368	103,983
Accrued severance and severance related	—	141,992
Credits due customers	21,071	72,965
Accrued rent	269,534	225,623
Accrued royalty	19,055	19,321
Accrued sales rebates	38,487	58,335
Other	264,816	258,569
	$2,299,920	$2,609,225

(11) Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A. (“Wachovia”), expiring on September 30, 2011.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $3 million for term loans, and a sub-limit of $4 million on loans against inventory.  Loans under the Credit Facility will bear interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined in the Credit Facility.  The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos and Twincraft) and any other company or person that hereafter becomes a borrower or owner of any property in which the lender has a security interest under the Credit Facility.  As of December 31, 2009, the Company had no outstanding advances under the Credit Facility and has approximately $5.5 million available under the Credit Facility related to eligible accounts receivable and inventory.  In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

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

 If the Company’s availability is less than $3 million, the Credit Facility requires compliance with various covenants including but not limited to a fixed charge coverage ratio of not less than 1.0 to 1.0.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At December 31, 2009, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $150,300.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of three eights of one percent (0.375%) on the unused portion of the loan commitment. The Company paid Wachovia a closing fee in the amount of $75,000 in August 2007. In addition, the Company paid legal and other costs associated with obtaining the Credit Facility of $319,556 in 2007.  In April 2008, the Company paid a $20,000 fee to Wachovia related to an amendment of the Credit Facility, which has been recorded as a deferred financing cost and is being amortized over the remaining term of the Credit Facility. As of December 31, 2009, the Company had unamortized deferred financing costs in connection with the Credit Facility of $167,254.  Amortization expense for the years ended December 31, 2009 and 2008 was $95,574 and $94,145, respectively.

(12) Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”).  The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes, including an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes, (collectively, the “Underlying Shares”) in January, 2007, and filed Amendment No. 1 to the registration statement in November, 2007, Amendment No. 2 in April 2008, and Amendments No. 3 and 4 in June 2008; the registration statement was declared effective on June 18, 2008.  The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007.  For each of the years ended December 31, 2009 and 2008 the Company recorded interest expense related to the 5% Convertible Notes of approximately $1,444,000.  At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes.  On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares.  This adjustment to the conversion price resulted in an original debt discount of $476,873.  Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815-40 which required a retrospective adjustment to the debt discount.  At January 1, 2009, the debt discount was adjusted to $1,312,500.  This amount will be amortized over the remaining term of the 5% Convertible Notes and be recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the year ended December 31, 2009 was $450,000.

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

PC GROUP INC. AND SUBSIDIARIES

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

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,700,000 as of December 31, 2009, and the Company’s obligations under its Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm. Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment of principal on the 5% Convertible Notes. The amortization of these costs for each of the years ended December 31, 2009 and 2008 was $264,747, and is recorded as an interest expense in the consolidated statements of operations.

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018.  This lease also contains two five-year renewal options.  As of December 31, 2009 and 2008, the Company’s obligation under the capital lease is $2,700,000.

Annual future minimum capital lease payments are as follows:

Years Ending December 31:

2010	$453,512
2011	467,117
2012	481,130
2013	495,564
2014	510,431
Later years through 2018	1,864,396
Total minimum lease payments	4,272,150
Less: Amount representing interest	(1,572,150)
Present value of net minimum capital lease payments	2,700,000
Less: Current installments of obligations under capital lease	(81,011)
Obligations under capital lease, excluding current installment	$2,618,989

Additionally, the Company has accrued interest of $90,795 and $235,797 at December 31, 2009 and 2008, respectively, with respect to the capital lease which is included in other current liabilities at the respective balance sheet dates.

	December 31
	2009	2008
Land	$278,153	$278,153
Building	1,654,930	1,654,930
	1,933,083	1,933,083
Less: Accumulated Depreciation	635,733	514,641
	$1,297,350	$1,418,442

At December 31, 2009 and 2008, the gross amount of land and building and related accumulated depreciation recorded under the capital lease was as follows:

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Commitments and Contingencies

(a)   Leases

Certain of the Company’s facilities and equipment are leased under noncancelable operating leases. Rental expense amounted to $1,251,279 and $1,473,531 for the years ended December 31, 2009 and 2008, respectively. The leases expire at various dates through 2014.

Future minimum rental payments required under current operating leases are:

Years Ending December 31:
2010	$758,385
2011	484,594
2012	466,119
2013	460,800
2014	40,404
Thereafter	2,696
$2,212,998

(b) Royalties

The Company has entered into several agreements with licensors, consultants and suppliers, which require the Company to pay royalty fees relating to the sale of certain products. Royalties in the aggregate under these agreements totaled $119,938, and $221,320 for the years ended December 31, 2009 and 2008, respectively.

(c) Letters of Credit

The Company has outstanding letters of credit amounting to $150,300 related to the purchase of inventory that expire at various dates to March 2010.

(14) Employee Restricted Stock and Other Stock Issuances

In January and September 2007, the Board of Directors approved a grant of 872,500 shares of restricted stock to certain officers and board members, subject to certain performance conditions.  During the year ended December 31, 2008, the restricted shares issued to an officer were forfeited on account of her resignation as an officer and employee effective February 5, 2008.  The Company will record stock compensation expense once the performance criteria is probable.  As of December 31, 2009, no stock compensation expense with respect to any of these restricted stock awards has been recorded.

(15) Stock Options

Effective January 1, 2006, the Company adopted FASB ASC 718-10 (prior authoritative literature: SFAS No. 123(R), “Share-Based Payment”).  FASB ASC 718-10 replaces SFAS No. 123 and supersedes APB Opinion No. 25 and requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.  The total stock compensation expense for the years ended December 31, 2009 and 2008 was $206,347 and $157,331, and are included in general and administrative expenses in the consolidated statements of operations.

The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced for estimated forfeitures. FASB ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2009 and 2008, the Company’s calculations were made using the Black-Scholes option pricing model and are on a multiple option valuation approach. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, holding period, and forfeitures of options are based on historical experience. The historical period used for volatility is comprised of daily historical activity for a period equal to the term. For the years ended December 31, 2009 and 2008, as permitted under FASB ASC 718-10, the Company calculated its expected term using the short cut method as they believe they do not have enough information related to historical activity.

The following table lists the weighted average assumptions used by the Company in determining the fair value of stock options for the years ended December 31, 2009 and 2008:

	2009	2008
Expected volatility	125%	77%
Expected dividends	—	—
Expected terms (in number of months)	84	84
Risk-free interest rate	3.46%	3.25%
Option grants (weighted average fair value)	—	$3.35

At the Company’s July 17, 2001 annual meeting, the shareholders approved and adopted a stock incentive plan for a maximum of 1,500,000 shares of common stock (the “2001 Plan”). Outstanding options granted under the 2001 Plan are exercisable for a period of up to ten years from the date of grant at an exercise price at least equal to 100 percent of the fair market value of the Company’s common stock at the date of grant and option awards generally vest in 3 years of continuous service, all of which are subject to the approval of the Board of Directors.  At December 31, 2009, there were 337,752 options outstanding under the 2001 Plan. On June 23, 2005, the shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), with substantially the same terms as the 2001 Plan, pursuant to which a maximum 2,000,000 shares of common stock are reserved for issuance and available for awards. At December 31, 2009, there were 1,080,000 options outstanding under the 2005 Plan.  On June 20, 2007, the shareholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) with substantially the same terms as the previous plans, pursuant to which a maximum of 2,000,000 shares of common stock are reserved for issuance and available for rewards.  At December 31, 2009, there were 60,000 options outstanding under the 2007 Plan.  Additionally, 250,000 non-plan options were outstanding at December 31, 2009.

The following is a summary of activity to the Company’s qualified and non-qualified stock options:

	Number of Shares	Exercise Price Range Per Share	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2007	1,963,252		5.28
Granted	60,000	0.90	0.90
Cancelled or forfeited	(295,500)	1.53 – 8.07	5.04
Outstanding at December 31, 2008 and 2009	1,727,752		5.17
Vested at December 31, 2009	1,419,418		5.20
Exercisable at December 31, 2009	1,419,418		5.20

Under the 2001 Plan, at December 31, 2009, 337,752 options were exercisable. Under the 2005 Plan, at December 31, 2009, 771,666 options were exercisable. Under the 2007 Plan, 60,000 options were exercisable at December 31, 2009.  Additionally, at December 31, 2009, there were 250,000 non-plan options which are exercisable.

The options outstanding at December 31, 2009 had remaining lives ranging from approximately 1.12 years to 8.6 years, with a weighted average life of approximately 6.1 years.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s nonvested stock option activity for the year ended December 31, 2009:

	Number Outstanding	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2008	329,167	$997,156
Options cancelled or forfeited	—	—
Chang in fair value of options	—	(5)
Vested options at December 31, 2009	(20,833)	(66,165)
Non-Vested options at December 31, 2009	308,334	$930,986

The aggregate intrinsic value of options outstanding at December 31, 2009 and 2008 was approximately $1,200 and $176,800, respectively and the aggregate intrinsic value of exercisable options was $1,200 and $149,700, respectively. No options were exercised during the years ended December 31, 2009 and 2008.  At December 31, 2009, there was approximately $240,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

At December 31, 2008, the Company had 60,000 warrants outstanding.  These warrants were exercised during 2009.

(16) Segment Information

At December 31, 2009, the Company operated in two segments (medical products and personal care).  The medical products segment includes the Silipos medical business.  The personal care segment includes Twincraft and the Silipos personal care business.  Assets and expenses related to the Company’s corporate offices are reported under “other” as they do not relate to any of the operating segments.  Intersegment sales are recorded at cost.

Segment information for the years ended December 31, 2009 and 2008 is summarized as follows:

Year Ended December 31, 2009	Medical	Personal Care	Other	Total
Net sales	$8,212,390	$32,663,944	$–	$40,876,334
Operating income (loss) from continuing operations	313,964	(4,457,246)	(2,874,810)	(7,018,092)
Provision for impairment	–	5,722,426	–	5,722,426
Depreciation of property and equipment and amortization of identifiable intangible assets	771,850	1,737,774	63,959	2,573,583
Long-lived assets	2,707,163	13,639,199	161,435	16,507,797
Total assets	16,207,968	22,003,963	6,069,986	44,281,917
Capital expenditures	20,003	678,816	2,070	700,889

Year Ended December 31, 2008	Medical	Personal Care	Other	Total
Net sales	$9,481,160	$35,579,988	$–	$45,061,148
Operating (loss) income from continuing operations	1,526,131	(5,691,809)	(4,530,753)	(8,696,431)
Provision for impairment	–	5,700,000	–	5,700,000
Depreciation of property and equipment and amortization of identifiable intangible assets	572,803	2,573,601	757,471	3,903,875
Long-lived assets	5,382,068	13,775,100	236,630	19,393,798
Total assets	16,256,335	31,596,294	6,312,278	54,164,907
Capital expenditures	218,206	520,252	21,868	760,326

Geographical segment information is summarized as follows:

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2009	United States	Canada	Europe	Other	Consolidated Total

Net sales to external customers	$33,177,678	$3,277,734	$2,430,864	$1,990,058	$40,876,334
Gross profit	9,042,543	776,032	1,111,925	921,208	11,851,707
Operating income (loss)	(7,595,421)	187,609	213,459	176,261	(7,018,092)
Provision for impairment	5,722,426	–	–	–	5,722,426
Depreciation of property and equipment and amortization of identifiable intangible assets	2,573,583	–	–	–	2,573,583
Long-lived assets	16,507,797	–	–	–	16,507,797
Total assets	44,009,563	–	272,354	–	44,281,917
Capital expenditures	700,889	–	–	–	700,889

Year Ended December 31, 2008	United States	Canada	Europe	Other	Consolidated Total

Net sales to external customers	$36,752,558	$1,848,966	$5,172,888	$1,286,736	$45,061,148
Gross profit	9,815,108	407,542	2,331,749	524,770	13,079,169
Operating income (loss)	(9,724,036)	29,114	827,285	171,206	(8,696,431)
Provision for impairment	5,700,000	–	–	–	5,700,000
Depreciation of property and equipment and amortization of identifiable intangible assets	3,903,875	–	–	–	3,903,875
Long-lived assets	19,393,798	–	–	–	19,393,798
Total assets	53,797,296	–	367,611	–	54,164,907
Capital expenditures	760,326	–	–	–	760,326

Export sales from the Company’s United States operations accounted for approximately 19% and 18% of net sales for the years ended December 31, 2009 and 2008, respectively.

(17) Retirement Plan

The Company has a defined contribution retirement and savings plan (the “401(k) Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code (the “Code”). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l (k) Plan are invested in stock, bond and money market mutual funds. For the years ended December 31, 2009 and 2008, the Company made contributions totaling $8,774 and $88,314, respectively, to the 401(k) Plan.

(18) Income Taxes

The components of net income (loss) before the provision for (benefit from) income taxes are as follows:

	2009	2008
Domestic operations	$(9,481,873)	$(11,193,083)
Foreign operations	(41,020)	294,180
	$(9,522,893)	$(10,898,903)

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for (benefit from) income taxes is comprised of the following:

	Years Ended December 31,
	2009	2008
Current:
Federal	$—	$—
State	31,223	42,231
Foreign	—	—
	31,223	42,231
Deferred:
Federal	(913,920)	311,986
State	(161,280)	55,056
Foreign	—	—
	(1,075,200)	367,042
	$(1,043,977)	$409,273

As of December 31, 2009, the Company has net Federal and state tax operating loss carryforwards of approximately $21,700,000, which may be applied against future taxable income and which expire from 2010 through 2029.  Future utilization of these net operating loss carryforwards will be limited under existing tax law due to the change in control of the Company in 2001.

The following is a summary of deferred tax assets and liabilities:

	December 31,
	2009	2008
Current assets:
Accounts receivable	$121,698	$62,980
Stock options	660,703	654,379
Inventory reserves	456,037	488,329
Accrued expenses and other	25,495	25,784
	1,263,933	1,231,472
Non-current assets:
Capital lease	611,300	642,029
Intangible assets	268,885	186,602
Net operating loss carryforwards	9,183,420	8,449,506
Other	12,082	9,543
	10,075,687	9,287,680
Valuation allowances	(7,492,719)	(6,944,138)
Non-current liabilities:
Property and equipment	(983,082)	(1,128,333)
Goodwill and Trade Names	(3,561,827)	(4,219,891)
	(4,544,909)	(5,348,224)
Net deferred tax liabilities	$(698,010)	$(1,773,210)

The impairment of goodwill and the customer list of Twincraft during 2009 and 2008 resulted in approximately $400,000 and $960,000 of decreases in deferred tax liabilities, respectively.  These deferred tax liabilities resulted in a corresponding reduction to the tax valuation allowance relating to the Company’s net deferred tax assets.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:

	Years Ended December 31,
	2009		2008
	Amount	%	Amount	%

Provision at Federal statutory rate	$(3,237,215)	(34.0)	$(3,705,627)	(34.0)
Other permanent items	1,689,796	20.2	3,067,887	11.2
Increase (decrease) in taxes resulting from:
State income tax expense, net of federal benefit	(85,838)	(1.3)	97,287	0.9
Expiration of NOL’s	139,368	1.7	250,626	2.3
Effect of foreign operations	13,947	0.2	(100,021)	(0.9)
Change in valuation allowance	466,295	0.7	799,121	24.2
Other	(30,330)	(0.5)	—	—
Provision (benefit) for Income Taxes	$(1,043,977)	(13.0)%	$409,273	3.7%

The Other Permanent items primarily relate to the write-off of $4,722,426 and $3,300,000 of goodwill during the years ended December 31, 2009 and 2008, respectively.

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

In 2009, the Company recognized a deferred income tax benefit of $1,075,000 resulting from the reversal of a previously established tax valuation allowance which is no longer required due to the change in the useful life of the Silipos tradename from an indefinite life to a useful life of approximately 18 years effective January 1, 2009.

The Company adopted FASB ASC 740-10 effective January 1, 2007, wherein tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.

At December 31, 2009, the Company did not have any unrecognized tax benefits.  The year subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2006 and forward.  The Company’s major taxing jurisdictions include the United States, Vermont, and New York State.

(19) Reconciliation of Basic and Diluted Loss Per Share

Basic loss per common share (“EPS”) is computed based on the weighted average number of common shares outstanding during each period. Diluted loss per common share is computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted loss per share computations for the years ended December 31, 2009 and 2008 exclude approximately 1,728,000 shares, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the years ended December 31, 2009 and 2008.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (20) Related Party Transactions

5% Convertible Subordinated Notes.   On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 (the “5% Convertible Notes”) in a private placement. The number of shares of common stock issuable on conversion of the 5% Convertible Notes, as of December 31, 2009, is 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances. During the year ended December 31, 2008, the Company’s Chairman of the Board of Directors, and largest beneficial shareholder, Warren B. Kanders, purchased $3,250,000, President and CEO, W. Gray Hudkins, and CFO and COO, Kathleen P. Bloch, each purchased $250,000 of the Company’s 5% Convertible Notes from certain previous debt holders. Mr. Kanders and trusts controlled by Mr. Kanders  (as trustee for members of his family) own $5,250,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.  On September 29, 2008, an affiliate of Mr. Kanders entered into letter agreements with Mr. Hudkins and Ms. Bloch pursuant to which they agreed (i) not to sell, transfer, pledge, or otherwise dispose of or convert into common stock, any portion of the 5% Convertible Notes respectively owned by them, and (ii) to cast all votes which they respectively may cast with respect to any shares of common stock underlying the 5% Convertible Notes in the same manner and proportion as shares of common stock voted by Mr. Kanders and his affiliates.

Common Stock Purchases During the year ended December 31, 2009, Warren B. Kanders, the Company’s Chairman of the Board of Directors, acquired 52,837 shares at a cost of $30,793, which represents an average cost of $0.58 per share.  In addition, on September 30, 2009, Mr. Kanders exercised a warrant to purchase 15,000 shares of the Company’s common stock at a cost of $0.02 per share.  During the year ended December 31, 2009, Peter A. Asch, President of Twincraft as well as one of the Company’s directors, acquired 58,037 shares at a cost of $33,913, which represents an average cost of $0.58 per share.  Also, on September 30, 2009, funds controlled by Wynnefield Capital Management, LLC exercised stock warrants to purchase an aggregate of 45,000 shares of common stock at a cost of $0.02 per share.

(21) Litigation

On or about February 13, 2006, Dr. Gerald P. Zook filed a demand for arbitration with the American Arbitration Association, naming the Company and Silipos as two of the sixteen respondents.  (Four of the other respondents are the former owners of Silipos and its affiliates, and the other ten respondents are unknown entities.)  The demand for arbitration alleged that the Company and Silipos were in default of obligations to pay royalties in accordance with the terms of a license agreement between Dr. Zook and Silipos dated as of January 1, 1997, with respect to seven patents owned by Dr. Zook and licensed to Silipos.  Silipos has paid royalties to Dr. Zook, but Dr. Zook claimed that greater royalties were owed.  Silipos vigorously disputed any liability and contested his theory of damages. Dr. Zook agreed to drop PC Group, Inc. (then known as Langer, Inc.), but not Silipos, from the arbitration, without prejudice. Arbitration hearings were conducted on February 2-6, 2009 at which time Dr. Zook sought almost $1 million in damages and a declaratory judgment with respect to royalty reports.  On June 4, 2009, the arbitrator issued a decision denying and dismissing all claims of Dr. Zook and entitling Silipos to recover its reasonable attorneys’ fees in connection with the arbitration.  On August 17, 2009, the arbitrator issued a final award dismissing all claims of Dr. Zook and awarding Silipos approximately $256,000 in attorneys’ fess with simple interest at 9% per annum accruing from October 1, 2009.  Silipos made a motion in the New York County Supreme Court to confirm the arbitration award.  On December 22, 2009, the New York County Supreme Court entered a judgment confirming the arbitration award in the amount of $262,191 and the time for appealing the judgment has since expired.  The Company recorded a receivable and reduced legal expenses in the amount of the award, and the receivable is being reduced each month by the amount of royalties earned by Dr. Zook under the license agreement.

The Company received a letter from Langer Biomechanics, Inc. f/k/a Langer Acquisition Corp. (“Langer Biomechanics”) dated September 17, 2009, alleging the breach by the Company of certain representations and warranties contained in the Asset Purchase Agreement dated October 24, 2008 between the Company and Langer Biomechanics (the “Asset Purchase Agreement”), related to the sale of the assets and liabilities of the Company’s former Langer branded custom orthotics and related products business.  No damages were alleged by Langer Biomechanics at the time.  As a result of Langer Biomechanics’ allegation, a receivable in the amount of $237,500 that was scheduled to be released to the Company from escrow on October 24, 2009, continued to be held in escrow in accordance with the terms of the Escrow Agreement dated October 24, 2008, by and among the Company, Langer Biomechanics, and The Bank of New York Mellon.  On February 18, 2010, Langer Biomechanics filed a formal claim of indemnification.  However, since the alleged damages were below the alleged indemnification threshold in the Asset Purchase Agreement, Langer Biomechanics agreed to release the remaining amount being held in escrow.  On March 1, 2010, the remaining escrow balance was released and received by the Company.

PC GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(22) Stock Repurchase Plan

The Company purchased 969,103 shares of its common stock at prices ranging from $0.38 to $0.60 during the period from January 1, 2009 to April 15, 2009.  The stock repurchase program was terminated effective April 15, 2009, which was the expiration date of waiver received from Wachovia Bank, N. A. that would have otherwise precluded the Company from making such repurchases under the terms of its Credit Facility  (as such term is defined in Note 11).  As of December 31, 2009, the Company held 3,799,738 shares, reflected as treasury shares on the consolidated balance sheet, at a cost of $2,962,049.

PC GROUP, INC. AND SUBSIDIARIES

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2009.  Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed is in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company’s management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate control over financial reporting, as such term defined in Exchange Act Rules 13a-13(f) and 15d-15(f). The Company performed an evaluation, under supervision and with participation of the Company’s management, including its CEO and CFO, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the CEO and CFO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer, who are the Company’s principal executive officer and principal financial and accounting officer, and to all of its other officers, directors and managerial employees. The code of ethics may be accessed at www.pcgrpinc.com, our Internet website, at the tab “About our Company—Corporate Governance”. The Company intends to disclose future amendments to, or waivers from, certain provision of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

The other information required by Item 10 appearing under the caption “Election of Directors”, “Executive Officers”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement to be distributed by the Board of Directors of the Company in connection with the 2010 Annual Meeting of Stockholders, which is expected to be filed on or before April 30, 2010, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” of the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed on or before April 30, 2010, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 appearing under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed on or before April 30, 2010, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 appearing under the caption “Certain Relationships and Related Transactions, and Director Independence” of the Company’s proxy statement for the 2010 Annual Meeting of the Stockholders, which is expected to be filed on or before April 30, 2010, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 appearing under the caption “Principal Accounting Fees and Services” of the Company’s proxy statement for the 2010 Annual Meeting of the Stockholders, which is expected to be filed on or before April 30, 2010, is incorporated herein by reference.

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

3.3	Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference to Exhibit 31 of the Company’s Current Report on Form 8-K filed on July 28, 2009.

3.4
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

10.4	Indemnification Agreement between Langer, Inc. and Kanders & Company, Inc., dated February 13, 2001, incorporated herein by reference to Exhibit (d)(1)(J) to the Schedule TO (File Number 005-36032).

10.5+	The Company’s 2001 Stock Incentive Plan incorporated herein by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.6	Langer Group Retirement Plan, restated as of July 20, 1979 incorporated by reference to our Registration Statement of Form S-1 (File No. 2-87183).

10.7
Agreement, dated March 26, 1992, and effective as of March 1, 1992, relating to our 401(k) Tax Deferred Savings Plan, incorporated by reference to our Form 10-K for the fiscal year ended February 29, 1992.

Exhibit No.	Description of Exhibit
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

PC GROUP, INC.

Date: March 18, 2010	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2010	By:	/s/ KATHLEEN P. BLOCH
Kathleen P. Bloch
Vice President , Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2010	By:	/s/ WARREN B. KANDERS
Warren B. Kanders
Director

Date: March 18, 2010	By:	/s/ PETER A. ASCH
Peter A. Asch
Director

Date: March 18, 2010	By:	/s/ STEPHEN M. BRECHER
Stephen M. Brecher
Director

Date: March 18, 2010	By:	/s/ BURTT R. EHRLICH
Burtt R. Ehrlich
Director

Date: March 18, 2010	By:	/s/ STUART P. GREENSPON
Stuart P. Greenspon
Director

Date: March 18, 2010	By:	/s/ DAVID S. HERSHBERG
David S. Hershberg
Director

Date: March 18, 2010	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
Director

EXHIBIT LIST

Exhibit No.	Description of Exhibit

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002