Form 10-K/A
period 2008-12-31
PC GROUP, INC.
filed 2010-04-30
CIK 725460

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $3,069,533, as computed by reference to the closing sale price on the NASDAQ Global Market of such common stock ($0.65) multiplied by the number of shares of voting stock outstanding on June 30, 2009 held by non-affiliates (4,722,539 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the Company.

The number of shares of the registrant’s common stock outstanding at March 17, 2010 was 7,848,774 shares.

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed in order to add the information required by Items 10 through 14 of Part III, which was originally intended to be incorporated into the Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission on March 18, 2010 (“Original Filing”), by reference to the information to be included in the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders. Except for the inclusion of the information described above, no other changes have been made to the Original Filing. The Original Filing continues to apply as of the date of the Original Filing and the registrant has not updated the disclosure contained therein to reflect any events which occurred subsequent to the filing of the Original Filing or to modify the disclosure contained in the Original Filing, except to the extent of the information included herein.

References in this report to “PC Goup,” “Company,” “we,” “our,” and “us,” refer to PC Group, Inc. and, if so indicated or the context requires, includes our wholly-owned subsidiaries Twincraft, Inc. (“Twincraft”) and Silipos, Inc. (“Silipos”).

PART III

Item 10.   Directors and Executive Officers of the Company

(i)         When considering whether directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Nominating/Corporate Governance Committee and the Board of Directors focus primarily on the information discussed in each of the directors’  individual biographies set forth below, which contains information regarding the person’s service as a director, business experience, and director positions held currently or at any time during the last five years. Set forth below are the names of the persons who are the directors of PC Group, Inc. their ages and respective business backgrounds, including directorships of other public companies:

Peter A. Asch, 49, became a director of the Company on January 23, 2007, immediately following our acquisition of Twincraft, Inc., from Mr. Asch and the other former holders of the Twincraft capital stock. Mr. Asch serves as the President of Twincraft and of our personal care products division, and was previously the Chief Executive Officer of Twincraft from 1995 through 2007. Mr. Asch graduated with a B.S. in Political Science and International Relations from Queen’s University, located in Kingston, Ontario, in 1983.

Stephen M. Brecher, 70, has been a member of our Board of Directors since May 1, 2006 and is Chairman of our Audit Committee. In February 2006, he joined the certified public accounting firm of Weiser LLP as a Senior Advisor and currently serves as Partner in charge of the tax practice. Mr. Brecher was an independent consultant from April 2005 to January 2006 and was a principal of XRoads Solutions Group, an international consulting firm from September 2001 to March 2005. Prior thereto, he spent 33 years at KPMG LLP, a certified public accounting firm, 26 years of which as a tax partner specializing in international banking. Mr. Brecher is a CPA and attorney and a member of the New York State Bar. He also served as a member of the board of directors of Refco, Inc., a public company, from January 2006 through December 2006. The Board of Directors has identified Mr. Brecher as the audit committee financial expert under the listing requirements of the NASDAQ Capital Market and has determined that Mr. Brecher is independent of the Company based on the NASDAQ Capital Market’s definition of “independence.”

Burtt R. Ehrlich, 70, has been a member of our Board of Directors since February 13, 2001, and is a member of our Audit Committee, our Compensation Committee and our Nominating/Corporate Governance Committee. Mr. Ehrlich served as our Chairman of the Board of Directors from February 2001 until November 2004. Mr. Ehrlich served as a director of Armor Holdings, Inc., a manufacturer and supplier of military vehicles, armed vehicles and safety and survivability products and systems to the aerospace & defense, public safety, homeland security and commercial markets, which was listed on The New York Stock Exchange, from January 1996 until July 2007, when it was acquired by BAE Systems plc. Mr. Ehrlich has served as a member of the Board of Directors of Clarus Corporation, a publicly-held company, since June 2002. Mr. Ehrlich served as Chairman and Chief Operating Officer of Ehrlich Bober Financial Corp. (the predecessor of Benson Eyecare Corporation) from December 1986 until October 1992, and as a director of Benson Eyecare Corporation, which was a publicly-held company, from October 1992 until November 1995. Mr. Ehrlich is member of the Board of Trustees of The Arbitrage Fund, a registered investment company.

Stuart P. Greenspon, 70, has been a member of our Board of Directors since November 8, 2005 and is a member of our Audit Committee, our Compensation Committee and our Nominating/Corporate Governance Committee. Mr. Greenspon has been an independent business consultant for more than 10 years. Prior to that, he was an owner and operating officer of Call Center Services, Inc. from 1990 to 1995 and of Pandick Technologies, Inc. from 1982 to 1989.

David S. Hershberg, 68, was appointed a Director in June 2008 and is a member of our Compensation Committee and our Nominating/Corporate Governance Committee. Mr. Hershberg is a graduate of New York University and Harvard Law School and has served in various legal and business capacities for companies such as IBM, Shearson Lehman Brothers (Vice Chairman) , and Viatel, Inc. (Executive Vice President, Finance and Law), in addition to directorships at Bank Julius Baer and OutSource International. Since 2006, Mr. Hershberg has served as a consultant to companies such as Aquiline LLC, The Solaris Group, Colchis Capital, CapIntro and Sevara Partners. From 1995 until 2006, Mr. Hershberg served as vice president and assistant general counsel responsible for the corporate legal group at IBM.

W. Gray Hudkins, 34, became our Chief Operating Officer effective as of October 1, 2004 and our President and Chief Executive Officer effective January 1, 2006. He became a director of the Company in June 2006. Mr. Hudkins served as Director of Corporate Development for Clarus Corporation from December 2002 until September 2004, as a principal in Kanders & Company from December 2003 until September 2004, and as Director of Corporate Development for the Company from April 2004 until September 2004. From February 2002 until December 2002, Mr. Hudkins served as Manager of Financial Planning and Development for Bay Travelgear, Inc., a branded consumer products company based in New York and Chicago. From April 2000 until February 2002, Mr. Hudkins served as an associate at Chartwell Investments LLC, a New York based private equity firm, and from August 1999 until April 2000, Mr. Hudkins served as an associate at Saunder, Karp & Megrue L.P., a private merchant bank based in Stamford, Connecticut. Mr. Hudkins graduated cum laude with an A.B. in Economics and a Certificate in Germanic Language and Literature from Princeton University in 1997.

Warren B. Kanders, 52, has been a Director and Chairman of our Board of Directors since November 12, 2004. From May 2007 until September 2009, Mr. Kanders served as a director of Highlands Acquisition Corp., a publicly-held blank check company. Mr. Kanders has served as the President of Kanders & Company, Inc. since 1990. Prior to the acquisition of Armor Holdings, Inc., formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems to the aerospace and defense, public safety, homeland security and commercial markets, by BAE Systems plc on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Armor Holdings, Inc. since January 1996 and as its Chief Executive Officer since April 2003. Mr. Kanders has served as a member of the Board of Directors of Clarus Corporation, a publicly-held company, since June 2002 and as the Executive Chairman of Clarus Corporation’s Board of Directors since December 2002. From April 2004 until October 2006, Mr. Kanders served as the Executive Chairman, and from October 2006 until September 2009, served as the Non-Executive Chairman of the Board of Stamford Industrial Group, Inc., which was an independent manufacturer of steel counterweights. From October 1992 to May 1996, Mr. Kanders served as Vice Chairman of the Board of Benson Eyecare Corporation, a publicly-held distributor of eye care products and services. Mr. Kanders received a B.A. degree in Economics from Brown University.

The terms of all directors expire at the time of the next annual meeting of shareholders of the Company. There are no family relationships among the directors and/or executive officers identified in Paragraph (ii) of this Item 10.

(ii)	The following table sets forth the name, age and position of each of our executive officers as of April 21, 2010:

Name	Age	Position
W. Gray Hudkins	34	President and Chief Executive Officer, and Director
Peter A. Asch	49	President of Twincraft, Inc., President of our personal care products division, and Director
Kathleen P. Bloch	55	Vice President, Chief Operating Officer and Chief Financial Officer

Information about the business backgrounds of Messrs. Hudkins and Asch is set forth in paragraph (i) of this Item 10.  Ms. Bloch’s business background is as follows:

Kathleen P. Bloch, age 55, was appointed Chief Operating Officer of the Company on October 8, 2008.  Since September 4, 2007, Ms. Bloch has served, and continues to serve, as the Company’s Chief Financial Officer, Vice President and Secretary.  Prior to joining the Company in September 2007, Ms. Bloch was employed by The Silverman Group, of Short Hills, New Jersey, from January 2007 until September 2007. For 10 years prior thereto, she was employed by Silver Line Building Products Corporation, a leading, privately held manufacturer of vinyl windows. She served as Chief Financial Officer from 1999 until 2006, when the company was acquired by Andersen Corporation, a leading manufacturer of windows. Ms. Bloch received a Master of Business Administration in 1990 from LaSalle University, Philadelphia, Pennsylvania, and a Bachelor of Science in Accounting in 1978.

(iii)
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2009 were timely filed with the Commission and the NASDAQ Global Market.

(iv)
The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer, who are the Company’s principal executive officer and principal financial and accounting officer.   The code of ethics may be accessed at www.pcgrpinc.com, our Internet website, by clicking on “About Our Company,” and selecting “Corporate Governance.” The Company intends to disclose future amendments to, or waivers from, certain provision of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Compensation Committee of the Board of Directors (the “Compensation Committee”) assists the Board of Directors in establishing compensation packages for the Company’s executive officers and non-employee directors and administering the Company’s incentive plans. The Compensation Committee is generally responsible for setting and administering the policies which govern annual salaries of executive officers, raises and bonuses and certain awards of stock options, restricted stock awards and other awards, under the Company’s incentive plans and otherwise, and, where applicable, compliance with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “IRC”) and such responsibility is generally limited to the actions taken by the Compensation Committee, although at times the full Board of Directors has determined annual salaries of executive officers, raises and, where the Company has determined that compliance with the provisions of IRC Section 162(m) is not required, bonuses as well as grants of stock options and common stock without having first received recommendations from the Compensation Committee. From time to time, the Compensation Committee reviews our compensation packages to ensure that they remain competitive with the compensation packages offered by similarly-situated companies and continue to incentivize management and align management’s interests with those of our Stockholders.

The Compensation Committee is comprised of three directors. Each member of the Compensation Committee meets the independence requirements specified by the NASDAQ Capital Market and by Section 162(m) of the Internal Revenue Code.

Executive Compensation Philosophy

The general philosophy of our executive compensation program is to attract and retain talented management while ensuring that our executive officers are compensated in a way that advances the interests of our Stockholders. In pursuing these objectives, the Compensation Committee believes that it is critical that a substantial portion of each executive officer’s compensation be contingent upon our overall performance. The Compensation Committee is also guided by the principles that our compensation packages must be competitive, must support our overall strategy and objectives, must provide significant rewards for outstanding financial performance while establishing clear consequences for underperformance and must align management’s interests with the interests of shareholders by linking compensation with performance. Annual bonuses and long-term awards for our executive officers should take into account not only objective financial goals, but also individual performance goals that reinforce our core values, which include leadership, accountability, ethics and corporate governance. It is the Compensation Committee’s responsibility to determine the performance goals for the performance-based compensation payable to our named executive officers in compliance with section 162(m) of the IRC, subject to ratification by the Board of Directors. Subject to this limitation, the Compensation Committee may also make recommendations to the Board of Directors with respect to non-chief executive officer compensation and, either alone or with the other independent members of our Board of Directors, to determine and approve our Chief Executive Officer’s compensation.

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

Use of Outside Consultants

The Compensation Committee has the authority to retain and terminate any independent compensation consultant and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. In 2009, the Compensation Committee did not engage any such consultants.

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

Annual Cash Compensation

Base Salary. In reviewing and approving the base salaries of our executive officers, the Compensation Committee considers the scope of work and responsibilities, and other individual-specific factors; the recommendation of the Chief Executive Officer (except in the case of his own compensation); compensation for similar positions at similarly-situated companies; and the executive’s experience. Except where an existing agreement establishes an executive’s salary, the Compensation Committee reviews executive officer salaries annually at the end of the year and establishes the base salaries for the upcoming year. In 2009, the salaries for the Company’s named executive officers were established pursuant to their respective employment agreements.

Performance-Based Annual Bonus. With regard to the compensation of the named executive officers subject to section 162(m) of the IRC, the Compensation Committee establishes the performance goals and then certifies the satisfaction of such performance goals prior to the payment of the performance-based bonus compensation. In reviewing and approving the annual performance-based bonus for our executive officers, the Compensation Committee may also consider an executive’s contribution to the overall performance of the Company as well as annual bonuses awarded to persons holding similar positions at similarly-situated companies. Bonuses may be paid under the 2007 Annual Incentive Plan, or otherwise at the discretion of the Compensation Committee or the Board of Directors.

Equity-Based Compensation

Executive officers of the Company and other key employees who contribute to the growth, development and financial success of the Company are eligible to be awarded stock options, shares of restricted common stock, bonuses of shares of common stock, and performance shares of common stock under our 2005 and 2007 Stock Incentive Plans and the 2007 Annual Incentive Plan. Awards under these plans help relate a significant portion of an employee’s long-term remuneration directly to stock price appreciation realized by all our Stockholders and aligns an employee’s interests with those of our Stockholders. The Compensation Committee believes equity-based incentive compensation aligns executive and stockholder interests because (i) the use of a multi-year lock-up schedule for equity awards encourages executive retention and emphasizes long-term growth, and (ii) paying a significant portion of management’s compensation in our equity provides management with a powerful incentive to increase stockholder value over the long-term. In connection with the Company’s prior acceleration of the vesting and issuance of certain stock options, the Company required the optionees who do not have employment agreements with the Company to execute lock-up, confidentiality and non-competition agreements as a condition to the acceleration of such stock options. Such lock-up, confidentiality and non-competition agreements executed with the Company’s employees provide the Company with added protection. In addition, the lock-up restrictions serve as an employee retention mechanism since the lock-up restrictions will be extended for an additional five-year period in the event an employee terminates his/her employment with the Company while any of such lock-up restrictions are still in effect. The Compensation Committee determines appropriate individual long-term incentive awards in the exercise of its discretion in view of the above criteria and applicable policies. In 2009, the Company did not grant any awards of restricted stock or options under any of the plans to any of its executive officers.

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

Role of Executive Officers in Compensation Decisions

The Compensation Committee determines the total compensation of our Chief Executive Officer and oversees the design and administration of compensation and benefit plans for all of the Company’s employees. Our Chief Executive Officer has met with the Compensation Committee to present topical issues for discussion and education as well as specific recommendations for review. The Chairman of the Board of Directors and the Chief Executive Officer may attend a portion of many Compensation Committee meetings. The Compensation Committee also obtains input from our legal, finance and tax advisors, as appropriate.

Summary

The Compensation Committee believes that the total compensation package has been designed to motivate key management to improve the operations and financial performance of the Company, thereby increasing the market value of our Common Stock.

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company’s chief executive officer and other senior executive officers who served as such during the year ended December 31, 2009.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Award ($)	Option Award ($) (1)	All Other Compensation ($)		Total ($)
W. Gray Hudkins,	2009	$100,000	(2)	$		$	$20,384	(3)	$120,384
President and	2008	300,000		−	−	−	22,875		322,875
Chief Executive Officer	2007	300,000		−	−	−	7,750		307,750

Kathleen P. Bloch,	2009	250,000					361	(4)	250,361
Vice President, Chief	2008	250,000		−	−	−	2,875		252,875
Operating Officer and Chief Financial Officer	2007	76,923	(5)	−	−	−	−		76,923

Peter A. Asch,	2009	294,000	(6)			-	20,141	(7)	314,141
President, Twincraft, Inc.	2008	291,193		−	−	-	22,815		314,008
	2007	271,385		−	−	603,837	21,514		896,736

(1)
The amounts in the “Option Awards” column reflect grant date fair value computed in accordance with FASB ASC Topic 718.  The models include factors and estimates utilizing the Black-Sholes option-pricing model, and they are more fully discussed in Note 15, Stock Options, to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.

The fair value of stock based awards is calculated through the use of option price models.  For options granted to named executives in 2007, the factors used in these models are a fair value of $4.20 per share on the date of the grant, the stated option exercise price of $4.20 per share, the term of the option period which was seven years, the annualized volatility estimated to be 72.94 percent, and a discount rate based upon the bond equivalent yield of 4.81%.  This computation, which is in accordance with FASB ASC Topic 718, yields a fair value per share of approximately $3.02.

(2)
Mr. Hudkins’ base compensation under his employment agreement is $300,000 per year.  Effective January 1, 2009, Mr. Hudkins agreed to forego a portion of his salary and to receive a salary of $100,000 from the Company for fiscal year 2009.  See “Employment Agreements – W. Gray Hudkins” below.

(3)
“All Other Compensation” amount shown for Mr. Hudkins in 2009 consists of $384 in matching contributions under the Company’s 401(k) defined contribution retirement plan and $20,000 in non-accountable expense allowance pursuant to Mr. Hudkins’ employment agreement.

(4)	“All Other Compensation” amount shown for Ms. Bloch in 2009 consists of $361 in matching contributions under the Company’s 401(k) defined contribution retirement plan.

(5)	Ms. Bloch joined the Company on September 4, 2007.

(6)	Mr. Asch joined the Company on January 23, 2007, in connection with the Twincraft acquisition.

(7)
“All Other Compensation” amount shown for Mr. Asch in 2009 includes $141 in contributions under the Company’s 401(k) defined contribution retirement plan and $20,000 in non-accountable expense allowance pursuant to Mr. Asch’s employment agreement.  Mr. Asch’s employment agreement expired on January 23, 2010, but Mr. Asch continues to be employed as an at-will employee by the Company on substantially the same terms as those contained in his prior employment agreement relating to base compensation and benefits.

Employment Agreements

W. Gray Hudkins

On October 9, 2007, the Company entered into a new employment agreement with W. Gray Hudkins, the Company’s President and Chief Executive Officer, replacing his prior employment agreement with the Company which expired on September 30, 2007. Under the new employment agreement, Mr. Hudkins’ base compensation is $300,000 per year, subject to increase as the Compensation Committee and the Board of Directors may determine from time to time. Mr. Hudkins is eligible for participation, at the discretion of the Compensation Committee and the Board of Directors, in the Company’s 2005 Stock Incentive Plan and 2007 Stock Incentive Plan, and to receive other benefits generally available to the Company’s executives, and to the maintenance of a $1 million life insurance policy payable to beneficiaries named by Mr. Hudkins. The term of the agreement is three years, with a one-year renewal option, subject to the right of either party to terminate the employment on notice. Mr. Hudkins has a right to six months’ severance if his employment is terminated by the Company without cause, or if the Company declines to renew the agreement for the one-year renewal term. The agreement contains certain confidentiality, non-competition, and non-solicitation provisions. Effective January 1, 2009, Mr. Hudkins agreed to forego a portion of his salary and to receive a salary of $100,000 from the Company for fiscal year 2009. On August 5, 2009, in recognition of Mr. Hudkins’ agreement to forego a portion of his salary, the Company agreed for 2009 to require Mr. Hudkins to devote only such business time and energies to the business and affairs of the Company as the Company and Mr. Hudkins would agree is necessary and appropriate.

Kathleen P. Bloch

On September 4, 2007, the Company entered into an employment agreement with Kathleen P. Bloch, the Company’s Vice President, Chief Operating Officer and Chief Financial Officer. The employment agreement has a term of three years, subject to termination without cause at the discretion of either party. Ms. Bloch receives base compensation at the rate of $250,000 per year, and is eligible for discretionary bonuses as determined by the Compensation Committee from time to time. At the commencement of her employment on September 4, 2007, Ms. Bloch received a restricted stock award of 75,000 shares of common stock under the Company’s 2007 Stock Incentive Plan, which will vest in full upon the later to occur of (i) the Company’s achievement of trailing 12-month EBITDA of $25,000,000, and (ii) the Company’s common stock having a closing price of $15.00 for five trading days in any period of 10 consecutive trading days. The award will expire if it has not vested within 10 years, or if Ms. Bloch is no longer an employee of the Company. “EBITDA” is defined in the employment agreement and the related restricted stock award agreement to mean earnings (excluding non-recurring events in the discretion of the Board of Directors) before interest, taxes, depreciation and amortization in any four consecutive calendar quarters, as reflected in the Company’s Quarterly Reports on Form 10-Q or Annual Report on Form 10-K, as applicable, commencing with the quarter beginning October 1, 2007. In the event of a divestiture of a business unit of the Company, EBITDA for any such period of four quarters that includes the date of the divestiture shall be the greater of (i) the actual EBITDA for the relevant four quarters, and (ii) the sum of (A) the actual EBITDA through the date of divestiture and (B) the actual EBITDA from the date of divestiture less EBITDA attributable to the divested portion of the business plus an amount equal to 20% of the purchase price paid to the Company in the divestiture.

Peter A. Asch

On January 23, 2007, in connection with the Twincraft acquisition, Twincraft, which is now a wholly-owned subsidiary of the Company, entered into an employment agreement with Mr. Asch, who serves as president of Twincraft. This agreement was for a term of three years and provided for initial base compensation of $294,000 per year (subject to increase at the discretion of the Company’s Board of Directors), plus annual discretionary bonuses. The agreement also provided that Mr. Asch would receive a non-accountable expense allowance at the rate of $20,000 per year, payable monthly. In addition, under the employment agreement, Mr. Asch received a stock option award under the Company’s 2005 Stock Incentive Plan to purchase 200,000 shares of the Company’s common stock having an exercise price equal to $4.20 per share, of which (i) 66,666 vested on January 23, 2009; (ii) 66,666 vested on January 23, 2010; and (iii) 66,667 vest on January 23, 2011. Mr. Asch’s employment agreement expired on January 23, 2010, but Mr. Asch continues to be employed as President of Twincraft as an at-will employee by the Company on substantially the same terms as those contained in the employment agreement relating to base compensation and benefits.

Grants of Plan-Based Awards

There were no awards to named executive officers in 2009 under the Company’s 2005 and 2007 Stock Incentive Plans.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock options and stock awards held by the named executive officers at December 31, 2009:

	OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested ($)	Market Value o Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Gray Hudkins	50,000	(1)	—		—	$4.89	11/8/15	—	—	—		—
	137,500	(1)	—		—	6.52	6/23/15	—	—	—		—
	150,000	(1)	—		—	7.50	11/12/14	—	—	—		—
										275,000	(2)
Kathleen P. Bloch	—		—		—	—	—	—	—	75,000	(3)
Peter A. Asch			200,000	(4)	—	4.20	1/23/11	—	—	—		—

(1)	On December 20, 2005, the Company accelerated the vesting date of unvested options to December 31, 2005. Thus, the options of Mr. Hudkins became fully vested on December 31, 2005.

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

Option Exercises and Stock Vested During Fiscal 2009

There were no options exercised by any of the Company’s named executive officers, and no vesting of stock award held by the Company’s named executive officers, in the year ended December 31, 2009.

Pension Benefits — Fiscal 2009

There were no pension benefits earned by the Company’s named executive officers in the year ended December 31, 2009.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering its named executive officers.

Potential Payments Upon Termination or Change of Control

The information below reflect the amount of compensation to each of the named executive officers of the Company in the event of termination of such executive’s employment under the following circumstances: voluntary termination by the executive, termination for cause by the Company, termination without cause by the Company, termination following a change of control, and termination on account of disability or death of the executive. The amounts shown assume that such termination was effective as of December 31, 2009, and thus include amounts earned through such time and estimates of the amounts which would be paid out to the executives upon their termination under the circumstances indicated. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

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

Payments Made Upon a Change of Control. Named executive officers may be entitled to additional amounts if he or she is terminated following a change of control. Generally, pursuant to the named executive officers’ employment agreements, a change of control is deemed to occur in the event that:

•	the current members of the Board of Directors cease to constitute a majority of the Board of Directors;

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

If Mr. Hudkins’ employment is terminated by the Company without cause, Mr. Hudkins would be entitled to receive his base salary then in effect ($300,000 as of December 31, 2009) for a period of six (6) months ($150,000) plus six (6) months non-accountable expense allowances ($10,000). If Mr. Hudkins’ employment agreement expires without renewal, he would be entitled to receive his base salary then in effect ($300,000 as of December 31, 2009) for a period of six (6) months ($150,000) plus six (6) months non-accountable expense allowance ($10,000). If the Company elects, it may continue to pay base salary to Mr. Hudkins for an additional six months, provided he continues to comply with the terms and conditions of the non-competition and non-solicitation provisions in his employment agreement.

In the event of a change of control, Mr. Hudkins would immediately vest in 275,000 shares of restricted stock awards granted to him under the 2005 Incentive Stock Award Plan. At December 31, 2009, based upon the closing common stock market price of $0.32, these awards would be worth $88,000. All lock-up agreements with respect to common stock acquirable upon exercise of Mr. Hudkins’ options would automatically expire upon a change of control.

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

Peter A. Asch

If Mr. Asch’s employment is terminated by the Company with or without cause, or if he voluntarily terminates his employment with the requisite two-weeks notice, he is not entitled to any compensation payments following the date of termination. In addition, Mr. Asch is not entitled to any potential payments upon a change of control. Upon the event of his death or disability, Mr. Asch’s estate would be entitled to receive base compensation for the remainder of the month for which death or disability occurred, which would not exceed $24,500.

Director Summary Compensation Table

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2009:

Name(1)	Fees Earned or Paid in Cash ($)		Total ($)
Warren B. Kanders (2)	$	_	$	_
Stephen M. Brecher		25,000		25,000
Burtt R. Ehrlich		25,000		25,000
Stuart P. Greenspon		15,000		15,000
David S. Hershberg		15,000		15,000

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

(2)
Warren B. Kanders, the Company’s Chairman, does not receive compensation in his role as a director of the Company. Mr. Kanders is a principal of Kanders & Company, which receives consulting fees from the Company. See “Certain Relationships and Related Transactions” below.

In 2010, the non-management directors of the Company other than Mr. Kanders, will each receive cash in the amount of $15,000 which is payable in quarterly installments during the course of the year. In addition, the Chairs of the Compensation Committee and the Audit Committee will each be paid an additional $10,000 in 2010 to serve as the Chairs of such committees, which will be payable in quarterly installments during the course of the year.

COMPENSATION COMMITTEE REPORT

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K/A:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K/A with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the SEC.

MEMBERS OF THE COMPENSATION
COMMITTEE

Burtt R. Ehrlich (Chairman)
Stuart P. Greenspon
David S. Hershberg

Compensation Committee Interlocks and Insider Participation

During 2009, none of the members of our Compensation Committee, (i) served as an officer or employee of the Company or its subsidiaries, (ii) was formerly an officer of the Company or its subsidiaries or (iii) entered into any transactions with the Company or its subsidiaries, other than stock option agreements and restricted stock awards. During 2009, none of our executive officers (i) served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 21, 2010, certain information regarding beneficial ownership of our common stock by (a) each person or entity who is known to us owning beneficially 5% or more of our common stock, (b) each of our directors, (c) each of our named executive officers and (d) all named executive officers and directors as a group. Unless otherwise indicated, each of the Stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 419 Park Avenue South, Suite 500, New York, New York 10016. As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days after the date of this filing on Form 10-K/A.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent (1)

Warren B. Kanders, Chairman of the Board of Directors One Landmark Square Stamford, CT 06901	3,857,105	(2)	40.22%

David M. Knott 485 Underhill Blvd. Syosset, NY 11791	1,716,112	(3)	17.94%

York Credit Opportunities Fund, LP c/o York Capital Management 767 Fifth Avenue, 17th Floor New York, NY 10153	1,052,631	(4)	11.83%

Wynnefield Capital Management, LLC 450 7th Avenue, Suite 509 New York, NY 10123	903,056	(5)	10.37%

Peter A. Asch, Director and President of Twincraft, Inc. 2 Tigan Street Winooski, VT 0540	775,572	(6)	9.72%

White Rock Capital Management, LP 3131 Turtle Creek Blvd. Dallas, TX 75219	700,000	(7)	8.92%

Ashford Capital Management, Inc. P.O. Box 4172 Wilmington, DE 19807	631,579	(8)	7.45%

Stephen M. Brecher, Director	52,500	(9)	*

Burtt R. Ehrlich, Director	222,805	(10)	2.80%

Stuart P. Greenspon, Director	214,877	(11)	2.71%

David S. Hershberg, Director	15,000	(12)	*

W. Gray Hudkins, Director, President and Chief Executive Officer	418,529	(13)	5.08%

Kathleen P. Bloch, Vice President, Chief Operating Officer and Chief Financial Officer	53,629	(14)	*

Directors and executive officers as a group (8 persons)	5,610,017	(15)	53.78%

* Less than 1%

(1)
The applicable percentage of beneficial ownership is based on 7,848,774 shares of common stock outstanding as of April 13, 2010, plus, with respect to particular persons, shares of common stock that may be acquired upon exercise or conversion of warrants, options or rights which are currently exercisable or exercisable within 60 days of the date of this filing on Form 10-K/A, including conversion of the Company’s outstanding 5% convertible subordinated notes due December 7, 2011 (the “Notes”).

(2)
Includes 1,506,856 shares presently issued and outstanding held by Langer Partners, LLC, 200,000 shares presently issued and outstanding held by Kanders & Company, Inc. (“Kanders & Company”) and 409,050 common shares presently issued and outstanding held by Mr. Kanders; 515,000 shares acquirable upon the exercise of options held by Langer Partners, LLC; 669,044 shares acquirable upon conversion of $3,118,880 in principal amount of the Notes held by Mr. Kanders as trustee for members of his family; 457,155 shares acquirable upon conversion of $2,131,120 in principal amount of Notes held by Mr. Kanders individually; and 100,000 shares acquirable upon exercise of options held by Kanders & Company. Mr. Kanders, who is the Chairman of our Board of Directors, is the sole voting member and sole manager of Langer Partners, LLC, and the sole stockholder of Kanders & Company. Does not include 500,000 shares awarded to Mr. Kanders as a restricted stock award under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), which award is not presently vested and which is not expected to vest within 60 days after the date hereof.

(3)
Includes 1,716,112 shares issuable upon conversion of $8,000,000 in principal amount of Notes held by Mr. Knott and related entities controlled by Mr. Knott. Based on information in the Schedule 13G, as amended, filed on February 14, 2007 by Mr. Knott and certain affiliates, Mr. Knott shares voting power with respect to certain of such shares with an affiliate.

(4)
Represents 1,052,631 shares acquirable upon conversion of $5,000,000 in principal amount of Notes held by York Credit Opportunities Fund, LP. The share ownership is based solely upon the Notes issued to York Credit Opportunities Fund, L.P. Based on information in the Schedule 13G, as amended, filed on February 16, 2010 by York Credit Opportunities Fund, LP.

(5)
Includes 17,000 shares held by Wynnefield Partners Small Cap Value, LP.; 14 ,000 shares held by Wynnefield Partners Small Value Offshore Fund, Ltd.; and 14,000 shares held by Wynnefield Partners Small Cap Value LP1. Also, includes 343,222 shares acquirable upon conversion of $1,600,000 in principal amount of Notes held by Wynnefield Small Cap Value Offshore Fund, Ltd., 214,514 shares acquirable upon conversion of $1,000,000 in principal amount of Notes held by Wynnefield Partners Small Cap Value, LP, and 300,320 shares acquirable upon conversion of $1,400,000 in principal amount of Notes held by Wynnefield Partners Small Cap Value LP I (collectively, the “Wynnefield Entities”). Messrs. Nelson Obus and Joshua Landes are the co-managing members of these three funds or the companies that own these funds and have the shared power to vote and dispose of the shares of our common stock issuable upon conversion of the Notes owned by the Wynnefield Entities. The share ownership is based solely upon Notes issued to the Wynnefield Entities.

(6)	Includes 133,333 shares, but excludes 66,667 shares, acquirable by Mr. Asch under options which vest in three equal annual consecutive tranches commencing on January 23, 2009.

(7)
Includes 475,000 shares held by White Rock Capital Management, L.P. (“White Rock Capital”); 175,000 shares held by White Rock Capital (TX), Inc. (“White Rock, Inc.”) for the account of an institutional client; and 50,000 shares held by Thomas U. Barton, Joseph U. Barton and an employee of White Rock, Inc. The general partner of White Rock Management is White Rock, Inc. Messrs. Thomas U. Barton and Joseph U. Barton are the shareholders of White Rock, Inc. and have the shared power to vote and dispose of the shares of common stock held by White Rock Management. Based upon information in the Schedule 13G filed on April 14, 2010 by White Rock Management, L.P.

(8)
Includes 631,579 shares issuable upon conversion of $3,000,000 in principal amount of Notes held by Ashford Capital Management, Inc. Based solely upon information in the Schedule 13G, as amended, filed on February 12, 2010 by Ashford Capital Management, Inc.

(9)
Consists of 52,500 shares acquirable under options awarded to Mr. Brecher. Does not include 7,500 shares awarded to Mr. Brecher as a restricted stock award under the 2005 Plan, which award is not presently vested and which is not expected to vest within 60 days after the date hereof.

(10)
Includes 111,376 options granted to Mr. Ehrlich. Does not include 7,500 shares awarded to Mr. Ehrlich as a restricted stock award under the 2005 Plan, which award is not presently vested and which is not expected to vest within 60 days after the date hereof.

(11)
Includes 52,500 shares acquirable upon exercise of options granted to Mr. Greenspon, and 32,177 shares issuable upon conversion of a Note held by Mr. Greenspon in the principal amount of $150,000. Does not include (i) 41,903 shares held by his wife, Ms. Camilla Trinchieri, as to which Mr. Greenspon disclaims beneficial ownership, or (ii) 7,500 shares awarded to Mr. Greenspon as a restricted stock award under the 2005 Plan, which award is not presently vested and is not expected to vest within 60 days after the date hereof.

(12)	Includes 15,000 shares acquirable upon exercise of options granted to Mr. Hershberg.

(13)
Includes 337,500 shares acquirable upon exercise of options granted to Mr. Hudkins. Does not include 275,000 shares awarded to Mr. Hudkins as a restricted stock award under the 2005 Plan, which award is not presently vested and is not expected to vest within 60 days after the date hereof. Includes 53,629 shares issuable upon conversion of a Note in the principal amount of $250,000 held by Mr. Hudkins.

(14)
Includes 53,629 shares issuable upon conversion of a Note in the principal amount of $250,000 held by Ms. Bloch. Does not include a restricted stock award of 75,000 shares of common stock granted to Ms. Bloch under the Company’s 2007 Stock Incentive Plan, which award is not presently vested and will vest in full upon the later to occur of (i) the Company’s achievement of trailing 12-month EBITDA of $25,000,000, and (ii) the Company’s common stock having a closing price of $15.00 for five trading days in any period of 10 consecutive trading days. The award would expire if it has not vested on or before September 4, 2017, or if Ms. Bloch is no longer an employee of the Company at the time of vesting.

(15)	Includes 2,567,883 shares acquirable upon exercise of stock options and warrants, or conversion of Notes, held by such persons.

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreement with Kanders & Company.  On November 12, 2004, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc., the sole stockholder of which is Warren B. Kanders, the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder.  The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide the Company with strategic consulting and corporate development services for a term of three years. Kanders & Company and Mr. Kanders are required to devote only as much time to the Company’s business as they deem appropriate. Pursuant to the Consulting Agreement, Kanders & Company is entitled to an annual fee of $300,000 and may receive separate compensation for assistance, at the Company’s request, with certain transactions or other matters to be determined by the Board of Directors from time to time.  During 2009, Kanders & Company continued to render consulting services to the Company and the Company continued to pay for such services in accordance with the terms of the expired Consulting Agreement, as approved by the Board of Directors.  The Company expects to negotiate a new consulting agreement with Kanders & Company during 2010. The Company has also agreed to provide Kanders & Company with indemnification protection, which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error, or misstatement by Kanders & Company alleged by any claimant.

5% Convertible Subordinated Notes. On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 (the “Notes”) in a private placement. Warren B. Kanders, the Company’s Chairman of the Board of Directors, purchased $2,000,000 of the Notes, and Stuart P. Greenspon, a director of the Company, purchased $150,000 of the Notes. The number of shares of common stock issuable on conversion of the Notes, as of December 31, 2009, is 6,195,165, subject to adjustment for stock splits, stock dividends and certain issuances of common stock hereafter at prices less than the current conversion price, and the conversion price as of such date was $4.6617. During the year ended December 31, 2008, Mr. Kanders purchased $3,250,000 of the Notes and W. Gray Hudkins, President and Chief Executive Officer, and Kathleen P. Bloch, the Company’s Chief Operating Officer and Chief Financial Officer, each purchased $250,000 of the Notes from prior Note holders.

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

Insurance Commissions and Advisory Fees. In connection with the Company’s provision of health insurance and related employee benefits, the Company retained, on April 11, 2008, the advisory services of Krauter & Company, of New York, New York, an insurance broker that employs Garrison Hudkins, who is a brother of W. Gray Hudkins. For the year ending December 31, 2009, Krauter & Company earned insurance brokerage commissions and advisory fees of approximately $30,000 out of the insurance premiums paid by the Company with respect thereto. A portion of such commissions and advisory fees may be directly or indirectly paid to Garrison Hudkins. The Company believes the price and other terms of such insurance coverage and the fees for advisory services are no less favorable than could be obtained from an unrelated party. Effective February 1, 2010, the Company terminated the services of Krauter & Company.

Review of Transactions with Related Persons.   The transactions described above involving Mr. Asch was the result of arm’s length negotiations which were closed prior to his becoming a director or a stockholder of the Company. The transaction with respect to the Notes was a private placements of unregistered convertible debt securities, and the rates and terms of the transactions were set by the Board of Directors based on its estimates of the rates and other terms that would enable the Company to raise the targeted amount of funds, and after arms-length negotiations with certain purchasers of the Notes. The Board of Directors consulted with an independent investment banker who acted as a placement agent in connection with the private placements. Mr. Kanders purchased less than 7% of Notes. The Consulting Agreement with Kanders & Company, was approved by the Board of Directors immediately prior to Mr. Kanders’ joining the Board of Directors and was based upon a review of compensation paid by other public companies for the kinds of services to be rendered under the Consulting Agreement. The Board of Directors has a general practice of requiring directors interested in a transaction not to participate in deliberations or to vote upon transactions in which they have an interest, and to be sure that transactions with directors, executive officers and major shareholders are on terms that align the interests of the parties to such agreements with the interests of the Stockholders.

Consulting Agreement between W. Gray Hudkins and Kanders & Company. The Company’s President and Chief Executive Officer and a director of the Company provides certain consulting services to Kanders & Company, the sole stockholder of which is Warren B. Kanders, the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC, the Company’s largest stockholder.

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by BDO Seidman, LLP for the years ended December 31, 2009 and 2008 were:

	2009	2008
Audit Fees	$273,000	$326,053
Audit Related Fees	32,769	96,170
Tax Fees	32,500	103,633
Total	$338,269	$525,856

Audit Fees. The Audit Fees for the years ended December 31, 2009 and 2008, respectively, were for professional services rendered for the audit of our consolidated financial statements for such years, and for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for 2009 and 2008. In addition, Audit Fees for such years also include fees for services rendered to us by BDO Seidman, LLP for statutory audits and review of documents filed with the Commission.

Audit Related Fees. The Audit Related Fees for the year ended December 31, 2009 were related to the divestitures of various businesses during 2009. The Audit Related Fees for the year ended December 31, 2008 were for accounting services related to the allocation of purchase price and review of the pro forma financial information of businesses acquired in 2008.

Tax Fees. Tax Fees as of the years ended December 31, 2009 and 2008 were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and advice, including assistance with and representation in tax audits and appeals, and advice related to asset disposals and mergers and acquisitions.

All Other Fees. There were no other fees incurred for the years ended December 31, 2009 and 2008.

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

For the fiscal years ended December 31, 2009 and 2008, the Audit Committee has not waived the pre-approval requirement for any services rendered by BDO Seidman, LLP.

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

3.3	Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 28, 2009.

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

10.19 +	Form of Amendment to Stock Option Agreement, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 27, 2005.

10.20 +	Form of Amendment to Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 27, 2005.

10.21
Form of Note Purchase Agreement dated as of December 7, 2006, among the Company and the purchasers of the Company’s 5% Convertible Notes Due December 7, 2011, including letter amendment dated as of December 7, 2006, without exhibits, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 14, 2006.

Exhibit No.	Description of Exhibit
10.22	Form of the Company’s 5% Convertible Note Due December 7, 2011, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 14, 2006.

10.23
Registration Rights Agreement dated as of January 23, 2007, by and between the Company, Peter A. Asch, Richard D. Asch, A. Lawrence Litke, and Joseph M. Candido, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 29, 2007.

10.24 +
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

10.28
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

10.32 +
Employment Agreement dated as of July 26, 2007, between the Company and Kathleen P. Bloch, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2007.

10.33 +
Employment Agreement dated as of October 1, 2007, between the Company and W. Gray Hudkins, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2007.

10.34
Amendment dated June 21, 2007, to Loan and Security Agreement dated as of May 11, 2007, between Wachovia Bank, National Association, and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc.,  incorporated herein by reference to Exhibit 10.63 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

Exhibit No.	Description of Exhibit
10.35
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

10.38
Form of Sublease between the Langer, Inc. as undertenant and Smile Train, Inc., as overtenant with respect to premises at 245 Fifth Avenue, New York, N.Y., incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 7, 2008.

10.39
Sale Agreement dated June 11, 2008, among Langer, Inc., as seller and Messrs. John Shero, Carl David Ray, and Ryan Hodge, as purchasers with respect to the outstanding membership interests in Regal Medical Supply, LLC., incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 17, 2008.

10.40
Share Purchase Agreement, dated as of July 31, 2008, by and among Langer Canada, Inc. and 9199-9200 Quebec, Inc., incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on August 1,  2008.

10.41
Amendment No. 4 dated October 24, 2008, to Loan and Security Agreement dated May 11, 2007, between Wachovia Bank, National Association, Langer, Inc.,  Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc.,  incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 30, 2008.

10.42
Asset Purchase Agreement dated as October 24, 2008, by and between Langer, Inc., and Langer Acquisition Corp.,  incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on October 30, 2008.

10.43
Agreement, dated as of August 5, 2009, between PC Group, Inc. and W. Gray Hudkins, incorporated herein by reference to Exhibit 10.1 to our Quarterly Report or Form 10-Q for the period ended June 30, 2009, filed on August 6, 2009.

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 18, 2010.

23.1	Consent of BDO Seidman, LLP, incorporated herein by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 18, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Principal Executive Officer.

32.2	Section 1350 Certification by Principal Financial Officer.

†	Incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-120718) filed with the Securities and Exchange Commission on November 23, 2004.

+	This exhibit represents a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC GROUP, INC.

Date: April 30, 2010	By:	/s/ W. Gray Hudkins
W. Gray Hudkins
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2010	By:	/s/ Kathleen P. Bloch
Kathleen P. Bloch
Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2010	By:	/s/ Warren B. Kanders
Warren B. Kanders
Director

Date: April 30, 2010	By:	/s/ Peter A. Asch
Peter A. Asch
Director

Date: April 30, 2010	By:	/s/ Stephen M. Brecher
Stephen M. Brecher
Director

Date: April 30, 2010	By:	/s/ Burtt R. Ehrlich
Burtt R. Ehrlich
Director

Date: April 30, 2010	By:	/s/ Stuart P. Greenspon
Stuart P. Greenspon
Director

Date: April 30, 2010	By:	/s/ David S. Hershberg
David S. Hershberg
Director

Date: April 30, 2010	By:	/s/ W. Gray Hudkins
W. Gray Hudkins
Director

EXHIBIT LIST

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002