Form 10-Q
period 2010-03-31
PC GROUP, INC.
filed 2010-05-05
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common Stock, Par Value $.02— 7,848,774 shares as of May 4, 2010.

INDEX

PC GROUP, INC. AND SUBSIDIARIES

  PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$3,178,557	$4,599,940
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $89,531 and $314,440, respectively	6,255,956	4,394,180
Inventories, net	6,745,827	5,988,209
Prepaid expenses and other current assets	1,031,600	1,190,081
Total current assets	17,211,940	16,172,410
Property and equipment, net	8,353,064	8,490,229
Identifiable intangible assets, net	7,781,682	8,017,568
Goodwill	11,175,637	11,175,637
Other assets	380,119	426,073
Total assets	$44,902,442	$44,281,917
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,217,999	$2,422,003
Obligation under capital lease—current portion	130,240	81,011
Other current liabilities	3,061,760	2,299,920
Total current liabilities	6,409,999	4,802,934

Long-term debt:
5% Convertible Notes, net of debt discount of $750,000 at March 31, 2010 and $862,500 at December 31, 2009	28,130,000	28,017,500
Obligation under capital lease	2,569,760	2,618,989
Deferred income taxes payable	698,010	698,010
Other liabilities	2,150	1,210
Total liabilities	37,809,919	36,138,643
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 25,000,000 shares; issued 11,648,512 shares	232,971	232,971
Additional paid in capital	53,738,787	53,686,944
Accumulated deficit	(44,428,539)	(43,354,339)
Accumulated other comprehensive income	511,353	539,747
	10,054,572	11,105,323
Treasury stock at cost, 3,799,738 shares	(2,962,049)	(2,962,049)
Total stockholders’ equity	7,092,523	8,143,274
Total liabilities and stockholders’ equity	$44,902,442	$44,281,917

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2010	2009
Net sales	$10,457,979	$9,064,923
Cost of sales	7,416,318	6,911,697
Gross profit	3,041,661	2,153,226

General and administrative expenses	1,912,482	2,054,241
Selling expenses	1,331,458	1,176,318
Research and development expenses	245,821	234,905
Operating loss	(448,100)	(1,312,238)
Other expense, net:
Interest income	15,162	8,704
Interest expense	(640,157)	(645,288)
Other	(1,105)	24,714
Other expense, net	(626,100)	(611,870)
Loss from continuing operations before income taxes	(1,074,200)	(1,924,108)
Benefit from income taxes	—	1,075,200
Loss from continuing operations	(1,074,200)	(848,908)
Discontinued Operations: Loss from operations of discontinued subsidiaries	—	(75,876)
Provision for income taxes	—	—
Loss from discontinued operations	—	(75,876)
Net Loss	$(1,074,200)	$(924,784)

Net Loss per common share:
Basic and diluted:
Loss from continuing operations	$(0.14)	$(0.10)
Loss from discontinued operations	—	(0.01)
Basic and diluted loss per share	$(0.14)	$(0.11)
Weighted average number of common shares used in computation of net (loss) per share:
Basic and diluted	7,848,774	8,659,474

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended March 31, 2010
(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
				Additional		Foreign		Total
	Common Stock		Treasury	Paid-in	Accumulated	Currency	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Translation	Income (Loss)	Equity

Balance at January 1, 2010	11,648,512	$232,971	$(2,962,049)	$53,686,944	$(43,354,339)	$539,747		$8,143,274
Net loss					(1,074,200)		$(1,074,200)
Foreign currency adjustment						(28,394)	(28,394)
Total comprehensive loss							$(1,102,594)	(1,102,594)
Stock-based compensation expense				51,843				51,843
Balance March 31, 2010	11,648,512	$232,971	$(2,962,049)	$53,738,787	$(44,428,539)	$511,353		$(7,092,523)

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,074,200)	$(924,784)
Loss from discontinued operations	—	75,876
Loss from continuing operations	(1,074,200)	(848,908)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	588,676	673,721
Amortization of debt acquisition costs	90,080	90,081
Amortization of debt discount	112,500	112,500
Stock-based compensation expense	51,843	50,106
Increase (decrease) in fair value of derivative	940	(25,000)
Provision for (recovery of) doubtful accounts receivable	(65,771)	9,011
Deferred income tax benefit	—	(1,075,200)
Changes in operating assets and liabilities:
Accounts receivable	(1,878,677)	247,655
Inventories	(772,206)	196,315
Prepaid expenses and other current assets	(11,602)	(41,165)
Other assets	(44,125)	739
Accounts payable and other current liabilities	1,564,919	639,062
Net cash provided by (used in) operating activities of continuing operations	(1,437,623)	28,917
Net cash provided by operating activities of discontinued operations	—	―
Net cash provided by (used in) operating activities	(1,437,623)	28,917
Cash Flows From Investing Activities:
Purchase of property and equipment	(215,625)	(350,846)
Net proceeds from sale of subsidiary	237,500	116,418
Net cash provided by (used in) investing activities for continuing operations	21,875	(234,428)
Net cash used in investing activities of discontinued operations	—	―
Net cash provided by (used in) investing activities	21,875	(234,428)

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the three months ended March 31,
	2010	2009

Cash Flows From Financing Activities:
Purchase of treasury stock	—	(92,856)
Net cash used in financing activities of continuing operations	—	(92,856)
Net cash used in financing activities of discontinued operations	—	―
Net cash used in financing activities	—	(92,856)
Effect of exchange rate changes on cash	(5,635)	(6,184)
Net decrease in cash and cash equivalents	(1,421,383)	(304,551)
Cash and cash equivalents at beginning of period	4,599,940	4,003,460
Cash and cash equivalents at end of period	$3,178,557	$3,698,909

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$72,077	$110,753
Income Taxes	$250	$4,600
Supplemental Disclosures of Non Cash Investing Activities:
Accounts payable and accrued liabilities relating to property and equipment	$—	$101,295

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES

Notes To Unaudited Condensed Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies and Other Matters

(a)	Name Change

On July 23, 2009, the Company changed its name from Langer, Inc. to PC Group, Inc.  The name change was approved at the Company’s 2009 Annual Meeting of Stockholders held on July 14, 2009.  The Company also changed its stock ticker symbol on NASDAQ from “GAIT” to “PCGR” effective at the commencement of trading on July 24, 2009.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), other than the purchases and sale of affiliates discussed herein, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the related financial statements and consolidated notes, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

(c)	Non-recurring, non-cash benefit

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

The total stock compensation expense for the three months ended March 31, 2010 and 2009 was $51,843 and $50,106, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

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

FASB ASC 820-10 (prior authoritative literature: SFAS No. 157 “Fair Value Measurements”), was adopted January 1, 2008, and provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB provided a one year deferral for the implementation of FASB ASC 820-10 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FASB ASC 820-10 for non-financial assets and liabilities as of January 1, 2009, which did not have a material impact on the results of operations. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level one— Quoted market prices in active markets for identical assets or liabilities;

•	Level two— Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three— Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The following table identifies the financial assets and liabilities that are measured at fair value by level at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Fair Value Measurements Using			Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Markets	$2,718,470	$—	$—	$4,314,514	$—	$—
Liabilities:
Derivative	$—	$—	$2,150	$—	$—	$1,210

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

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities valued using significant unobservable inputs (level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Derivative liability:
Beginning balance	$1,210	$30,000
Total (gains) losses included in earnings	940	(25,000)
Ending balance	$2,150	$5,000

Total gains and losses included in earnings for the three months ended March 31, 2010 and 2009 are reported as other income in the consolidated statements of operations.

Although there were no fair value adjustments to non-financial assets, the following table identifies the non-financial assets that are measured at fair value by level at March 31, 2010:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Identifiable Intangible Assets	$—	$—	$7,781,682	$—
Goodwill	—	—	11,175,637	—
Total	$—	$—	$18,957,319	$—

As prescribed under adopted FASB ASC 360-10 (prior authoritative literature: FAS 142 “Goodwill and Other Intangible Assets,”) the Company tests annually for possible impairment to goodwill. The Company performs its test as of October 1st each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future growth and profitability at each of our reporting units. The Company also incorporates market participant assumptions to estimate fair value for impairment testing. The Company’s definite lived intangible assets are tested under FASB ASC 350-30 (prior authoritative literature: FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”) when impairment indicators are present.  An undiscounted model is used to determine if the carrying value of the asset is recoverable.  If not, a discounted analysis is done to determine the fair value.  The Company engages a valuation analysis expert to prepare the models and calculations used to perform the tests, and the Company provides them with estimates regarding our reporting units’ expected growth and performance for future years.

At March 31, 2010, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity.  The carrying value of long-term debt, net of discount, at March 31, 2010 and December 31, 2009 was $28,130,000 and $28,017,500, respectively.  The approximated fair value of long-term debt based on borrowing rates currently available to the Company for debt with similar terms was $27,942,691 at March 31, 2010.  Fair value was determined using a discounted cash flow model.

(g)	Discount on Convertible Debt

In June 2008, the FASB published FASB ASC 815-40 (prior authoritative literature: EITF Issue 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB ASC 815-10 (prior authoritative literature:  “Accounting for Derivative Instruments and Hedging Activities”).  FASB ASC 815-40 addresses the issue of the determination of whether a free-standing equity-linked instrument should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period.  FASB ASC 815-40 is effective for years beginning after December 15, 2008. Earlier adoption was not permitted.  Although FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption requires a retrospective application of the accounting principle through a cumulative effect adjustment to retained earnings upon adoption.  The Company completed an analysis as it pertains to the conversion option in its convertible debt, which was triggered by the reset provision, and determined that the fair value of the derivative liability was $30,000 and the debt discount was $1,312,500 at January 1, 2009.  The Company estimates the fair value of the derivative liability using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2010	December 31, 2009
Annual dividend yield	—	—
Expected life (years)	1.69	1.94
Risk-free interest rate	1.60%	1.70%
Expected volatility	80%	80%

Expected volatility is based upon historical volatility.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the derivative liability.  The Company currently has no reason to believe future volatility over the expected remaining life of this conversion option is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the conversion option.  The risk-free interest rate is based on three-year U.S. Treasury securities.  The Company recorded an adjustment to retained earnings in the amount of $1,459,109, which represents the cumulative change in the fair value of the conversion option, net of the impact of amortization of the additional debt discount from date of issuance of the notes (December 8, 2006) through adoption of this pronouncement.  In addition, as required by FASB ASC 815-40, the Company recorded an adjustment to reduce additional paid in capital in the amount of $476,873, which represents the reversal of the value of the debt discount that was recorded in paid in capital in connection with a reset of the bond conversion price in January 2007.  The debt discount is being amortized over the remaining life of the debt resulting in greater interest expense.  Interest related to the discount amounted to $112,500 in the three months ended March 31, 2010 and 2009, respectively.

(2)   Discontinued Operations

During the year ended December 31, 2008, the Company completed the sale of Langer UK on January 18, 2008, Regal on June 11, 2008, Bi-Op on July 31, 2008 and substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008.  For the three months ended March 31, 2009, the operating results of these wholly owned subsidiaries and businesses, which were formerly included in the medical products and Regal segments, represent an adjustment to increase the loss on the sale of Regal in the amount of $75,876.

(3)   Identifiable Intangible Assets

Identifiable intangible assets at March 31, 2010 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names – Silipos	18	$2,688,000	$186,667	$2,501,333
Repeat customer base – Silipos	7	1,680,000	1,500,484	179,516
License agreements and related technology – Silipos	9.5	1,364,000	789,684	574,316
Repeat customer base – Twincraft	19	3,814,500	1,555,278	2,259,222
Trade names – Twincraft	23	2,629,300	362,005	2,267,295
		$12,175,800	$4,394,118	$7,781,682

Identifiable intangible assets at December 31, 2009 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names—Silipos	18	$2,688,000	$149,334	$2,538,666
Repeat customer base—Silipos	7	1,680,000	1,432,186	247,814
License agreements and related technology—Silipos	9.5	1,364,000	753,790	610,210
Repeat customer base—Twincraft	19	3,814,500	1,489,496	2,325,004
Trade names—Twincraft	23	2,629,300	333,426	2,295,874
		$12,175,800	$4,158,232	$8,017,568

As of December 31, 2009, it was determined that the carrying value of the Twincraft customer base was not recoverable and, accordingly, was written down to its fair value resulting in an impairment of $1,000,000.  Also, effective January 1, 2009, the Company changed the estimated useful life of the Silipos tradename from an indefinite life to a useful life of 18 years.

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended March 31, 2010 and 2009 was $235,886 and $265,158, respectively.  As of March 31, 2010, the estimated future amortization expense is $680,805 for the remainder of 2010, $657,256 for 2011, $748,775 for 2012, $699,396 for 2013, $535,961 for 2014 and $4,459,489 thereafter.

(4)   Inventories, net

Inventories, net, consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$4,208,543	$3,752,980
Work-in-process	431,889	277,372
Finished goods	2,740,908	2,572,236
	7,381,340	6,602,588
Less: Allowance for excess and obsolescence	(635,513)	(614,379)
	$6,745,827	$5,988,209

(5)   Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A. (“Wachovia”), expiring on September 30, 2011.  During 2008, the Company entered two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $3 million for term loans, and a sub-limit of $4 million on loans against inventory.  Loans under the Credit Facility will bear interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined in the Credit Facility.  The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos and Twincraft) and any other company or person that hereafter becomes a borrower or owner of any property in which the lender has a security interest under the Credit Facility.  As of March 31, 2010, the Company had no outstanding advances under the Credit Facility and has approximately $6.5 million available under the Credit Facility related to eligible accounts receivable and inventory.  In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

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

 If the Company’s availability is less than $3 million, the Credit Facility requires compliance with various covenants including but not limited to a fixed charge coverage ratio of not less than 1.0 to 1.0.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At March 31, 2010, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $332,000 .

 To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of three eights of one percent (0.375%) on the unused portion of the loan commitment. The Company paid Wachovia a closing fee in the amount of $75,000 in August 2007. In addition, the Company paid legal and other costs associated with obtaining the Credit Facility of $319,556 in 2007.  In April 2008, the Company paid a $20,000 fee to Wachovia related to an amendment of the Credit Facility, which has been recorded as a deferred financing cost and is being amortized over the remaining term of the Credit Facility. As of March 31, 2010, the Company had unamortized deferred financing costs in connection with the Credit Facility of $191,147. Amortization expense for each of the three months ended March 31, 2010 and 2009 was $23,893.

(6)   Segment Information

 As of March 31, 2010, the Company operated in two segments (medical products and personal care).  Our medical products segment includes the Silipos medical business. Our personal care segment includes Twincraft and the Silipos skincare business.  Assets and expenses related to the Company’s corporate offices are reported under “other” as they do not relate to any of the operating segments.  Intersegment sales are recorded at cost.

Segment information for the three months ended March 31, 2010 and 2009 is summarized as follows:

Three months ended March 31, 2010	Medical Products	Personal Care	Other	Total
Net sales	$2,570,060	$7,887,919	$—	$10,457,979
Gross profit	1,350,636	1,691,025	—	3,041,661
Operating (loss) income	205,351	81,607	(735,058)	(448,100)
Total assets as of March 31, 2010	17,697,732	22,912,376	4,292,334	44,902,442

Three months ended March 31, 2009	Medical Products	Personal Care	Other	Total
Net sales	$2,096,443	$6,968,480	$—	$9,064,923
Gross profit	935,300	1,217,926	—	2,153,226
Operating loss	(76,926)	(348,275)	(887,037)	(1,312,238)
Total assets as of March 31, 2009	17,786,424	29,070,955	6,035,853	52,893,232

Geographical segment information for the three months ended March 31, 2010 and 2009 is summarized as follows:

Three months ended March 31, 2010,	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$7,875,163	$818,412	$856,692	$907,712	$10,457,979
Gross profit	1,952,035	171,988	440,853	476,785	3,041,661
Operating (loss) income	(688,000)	19,247	105,709	114,944	(448,100)
Total assets as of March 31, 2010	44,632,649	—	269,793	—	44,902,442

Three months ended March 31, 2009,	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$7,506,762	$171,342	$1,036,425	$350,394	$9,064,923
Gross profit	1,572,010	30,521	394,499	156,196	2,153,226
Operating (loss) income	(1,324,502)	(4,943)	9,646	7,561	(1,312,238)
Total assets as of March 31, 2009	52,568,810	—	324,422	—	52,893,232

(7)  Comprehensive Loss

The Company’s comprehensive losses were as follows:

	Three months ended March 31,
	2010	2009
Net loss	$(1,074,200)	$(924,784)
Other comprehensive loss:
Change in equity resulting from translation of financial statements into U.S. dollars	(28,394)	(23,513)
Comprehensive loss	$(1,102,594)	$(948,297)

(8)  Loss per share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted EPS are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted loss per share computations for the three months ended March 31, 2010 and 2009 exclude approximately 1,728,000 shares each, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes (as hereinafter defined) on the calculation of the fully-diluted EPS was anti-dilutive and is therefore not included in the computation for the three months ended March 31, 2010 and 2009, each.

 The following table provides the basic and diluted loss EPS:

	Three months ended March 31,
	2010			2009
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and diluted EPS	$(1,074,200)	7,848,774	$(0.14)	$(924,784)	8,659,474	$(0.11)

(9)   Related Party Transactions

5% Convertible Subordinated Notes.   On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 (the “5% Convertible Notes”) in a private placement. The number of shares of common stock issuable on conversion of the 5% Convertible Notes, as of March 31, 2010, was 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances. During the year ended December 31, 2008, the Company’s Chairman of the Board of Directors, and largest beneficial shareholder, Warren B. Kanders, purchased $3,250,000, President and CEO, W. Gray Hudkins, and CFO and COO, Kathleen P. Bloch, each purchased $250,000 of the Company’s 5% Convertible Notes from certain previous debt holders. Mr. Kanders and trusts controlled by Mr. Kanders  (as trustee for members of his family) own $5,250,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.  On September 29, 2008, an affiliate of Mr. Kanders entered into letter agreements with Mr. Hudkins and Ms. Bloch pursuant to which they agreed (i) not to sell, transfer, pledge, or otherwise dispose of or convert into common stock, any portion of the 5% Convertible Notes respectively owned by them, and (ii) to cast all votes which they respectively may cast with respect to any shares of common stock underlying the 5% Convertible Notes in the same manner and proportion as shares of common stock voted by Mr. Kanders and his affiliates.

(10) Litigation

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

Twincraft, a manufacturer of bar soap, focuses on the health and beauty, direct marketing, amenities, and mass market channels, was acquired in January 2007, and Silipos, which offers gel-based personal care and medical products was acquired in September 2004.

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

        For the three months ended March 31, 2010 and 2009, we derived approximately 24.6% and 23.1%, respectively, of our revenues from continuing operations from our medical products segment and approximately 75.4% and 76.9%, respectively, from our personal care products segment.  For the three months ended March 31, 2010 and 2009, we derived approximately 83.1% and 84.7%, respectively, of our revenues from North America, and approximately 16.9% and 15.3% of our revenues from outside North America.  Of our revenue derived from North America, for the three months ended March 31, 2010, and 2009, approximately 90.6% and approximately 97.8%, respectively, was generated in the United States and approximately 9.4% and approximately 2.2%, respectively, was generated from Canada.

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

Goodwill and other identifiable intangible assets comprise a substantial portion (42.2% at March 31, 2010 and 43.3% at December 31, 2009) of our total assets.  As prescribed under FASB ASC 350-10 (prior authoritative literature: SFAS No. 142 “Goodwill and Other Intangible Assets”), we test annually for possible impairment to goodwill.  We engage a valuation analysis expert to prepare the models and calculations used to perform the tests, and we provide them with information regarding our reporting units’ expected growth and performance for future years.  The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time.  The Company continually monitors the expected cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets.  Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

As of March 31, 2010, the Company’s market capitalization was approximately $3,532,000, which is substantially lower than the Company’s estimated combined fair values of its three reporting units.  The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units as of October 1, 2009 (the annual testing date) to its market value (based upon its stock price at March 31, 2010), which included the quantification of a controlling interest premium.  The Company has $28.8 million of convertible notes at the corporate level that are not allocated to the reporting units.  This was done because this financing was raised for corporate strategic alternatives and not to fund the operations of the individual reporting units.  Also, the Company’s corporate-level expenses are not allocated to the individual reporting units as they do not relate to their operations.  In addition, the Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s report units and its market capitalization:

•	The Company’s stock is thinly traded;

•	The decline in the Company’s stock price is not correlated to a change in the overall operating performance of the Company; and

•	Previously unseen pressures are in place given the global financial and economic crisis.

There can be no assurances that the Company’s estimated fair value of its reporting units will be reflected in the Company’s market capitalization in the future.

Three months ended March 31, 2010 and 2009

The Company’s loss from continuing operations before income taxes was approximately $(1,074,000) for the three months ended March 31, 2010, compared to a net loss from continuing operations before income taxes of approximately $(1,924,000) for the three months ended March 31, 2009.  The decrease in the Company’s net loss from continuing operations before income taxes is primarily due to an increase in gross profit of approximately $888,000 due to higher net sales and a higher margin percentage in the three months ended March 31, 2010 when compared to the three months ended March 31, 2009.  These factors are more fully discussed below.   Net loss from continuing operations for the three months ended March 31, 2010 was approximately $(1,074,000) or $(0.14) per share on a fully diluted basis, compared to a net loss from continuing operations for the three months ended March 31, 2009 of approximately $(848,908) or $(0.10) per share on a fully diluted basis.  The operating results for the three months ended March 31, 2009 include a non-recurring, non-cash deferred tax benefit of approximately $1,075,000.  This benefit results from the reversal of a previously established tax valuation allowance which is no longer required as a result of a change in the estimated useful life of the Silipos tradename from an indefinite life to a useful life of approximately 18 years effective January 1, 2009.

Net sales for the three months ended March 31, 2010 were approximately $10,458,000 compared to approximately $9,065,000 for the three months ended March 31, 2009, an increase of approximately $1,393,000, or 15.4%.  Twincraft’s net sales for the three months ended March 31, 2010 were approximately $7,464,000, an increase of approximately $826,000, or 12.4% as compared to net sales of approximately $6,638,000 for the three months ended March 31, 2009.  This increase is attributable to new customers obtained in the national brand-equivalent products business as well as increases in sales to existing customers.  Silipos’ net sales for the three months ended March 31, 2010 were approximately $2,994,000, an increase of approximately $568,000, or 23.4% as compared to net sales of approximately $2,426,000 for the three months ended March 31, 2009.  This increase is primarily attributable to an increase in the volume of orders from certain existing customers.

Twincraft’s sales are reported in the personal care products segment.  Also included in the personal care products segment are the net sales of Silipos personal care products which were approximately $424,000 in the three months ended March 31, 2010, an increase of approximately $94,000 or 28.5% as compared to Silipos’ net sales of personal care products of approximately $330,000 for the three months ended March 31, 2009.

Net sales of medical products were approximately $2,570,000 in the three months ended March 31, 2010, compared to approximately $2,096,000 in the three months ended March 31, 2009, an increase of approximately $474,000 or 22.6% as a result of the factors discussed above.

Cost of sales, on a consolidated basis, increased approximately $504,000, or 7.3%, to approximately $7,416,000 for the three months ended March 31, 2010, compared to approximately $6,912,000 for the three months ended March 31, 2009.  Cost of sales as a percentage of net sales was 70.9% for the three months ended March 31, 2010, as compared to 76.2% for the three months ended March 31, 2009.  The decrease in cost of goods as a percentage of net sales is attributable to a decrease in raw material prices at Twincraft in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  In addition, due to higher sales, production levels at Silipos increased in the three months ended March 31, 2010 as compared to the same period in 2009, which resulted in increases to overhead absorption.

Cost of sales in the medical products segment were approximately $1,219,000, or 47.4% of medical products net sales in the three months ended March 31, 2010, compared to approximately $1,162,000 or 55.4% of medical products net sales in the three months ended March 31, 2009, largely due to higher production  levels which resulted in higher manufacturing overhead absorption.

Cost of sales for the personal care products were approximately $6,197,000, or 78.6% of net sales of personal care products in the three months ended March 31, 2010, compared to approximately $5,750,000, or 82.5% of net sales of personal care products in the three months ended March 31, 2009, primarily as a result of the factors discussed above.

Consolidated gross profit increased approximately $888,000, or 41.3%, to approximately $3,041,000 for the three months ended March 31, 2010, compared to approximately $2,153,000 in the three months ended March 31, 2009.  Consolidated gross profit as a percentage of net sales for the three months ended March 31, 2010 was 29.1%, compared to 23.8% for the three months ended March 31, 2009.  Increases in net sales, reductions in raw material prices at Twincraft and higher overhead absorption all contributed to the increase in consolidated gross profit.

General and administrative expenses for the three months ended March 31, 2010 were approximately $1,912,000, or 18.0% of net sales, compared to approximately $2,054,000, or 22.7% of net sales for the three months ended March 31, 2009, representing a decrease of approximately $142,000.  Approximately $90,000 of the decrease is related to reductions in salaries and rents as a result of our continuing efforts to reduce our corporate overhead structure.  In addition, legal fees decreased by approximately $45,000 and amortization of intangibles is approximately $29,000 lower in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  These decreases were offset by an increase in other professional fees of approximately $36,000 related to the search for a new CEO.

Selling expenses increased approximately $155,000, or 13.2%, to approximately $1,331,000 for the three months ended March 31, 2010, compared to approximately $1,176,000 for the three months ended March 31, 2009.  Selling expenses as a percentage of net sales were 12.7% in the three months ended March 31, 2010, compared to 13.0% in the three months ended March 31, 2009.  The principal reasons for the increase were an increase in sales salaries and related travel and entertainment expenses at Silipos of approximately $104,000 related to the hiring of additional personnel, including the vice-president of sales and marketing in 2009 and an increase in advertising expenses of approximately $20,000.

Research and development expenses increased from approximately $235,000 in the three months ended March 31, 2009, to approximately $246,000 in the three months ended March 31, 2010, an increase of approximately $11,000, or 4.7%.  This increase is primarily attributable to an increase in clinical study costs at Silipos of approximately $53,000, which was offset by a reduction in salaries of approximately $36,000.

Interest expense was approximately $640,000 for the three months ended March 31, 2010, compared to approximately $645,000 for the three months ended March 31, 2009, a decrease of approximately $5,000 as a result of lower interest expense on the capital lease of the Silipos facility.

Liquidity and Capital Resources

Working capital as of March 31, 2010 was approximately $10,800,000, compared to approximately $11,369,000 as of December 31, 2009, a decrease of approximately $568,000.  This reduction is primarily the result of increases in accounts payable and accrued expenses of approximately $1,547,000, coupled with a decrease in cash of approximately 1,421,000, offset by increases in accounts receivable of approximately $1,862,000 and inventories of approximately $758,000.  Unrestricted cash balances were approximately $3,179,000 at March 31, 2010, as compared to approximately $4,600,000 at December 31, 2009.

Net cash used in operating activities of continuing operations was approximately $1,438,000 in the three months ended March 31, 2010.  The cash used is attributable to our loss from continuing operations of approximately $1,074,000, net of depreciation, amortization, and other non-cash expenses of approximately $844,000 and changes in our current assets and liabilities of approximately $1,207,000.  Net cash provided by operating activities of continuing operations was approximately $29,000 for the three months ended March 31, 2009. The net cash used in operating activities of continuing operations for three months ended March 31, 2009 is attributable to our loss from continuing operations of $(849,000) and non-cash deferred tax benefit of approximately $1,075,000, which was offset by non-cash depreciation, amortization, and other non-cash expenses of approximately $875,000 and changes in the balances of current assets and liabilities of approximately $1,078,000.

Net cash provided by investing activities was approximately $22,000 in the three months ended March 31, 2010.  Net cash used in investing activities was approximately $234,000 in the three months ended March 31, 2009.  Cash flows provided by investing activities for the three months ended March 31, 2010 were as a result of cash released from escrow which was related to the sale of Langer Branded Orthotics of approximately $238,000, offset by approximately $216,000 of cash used to purchase equipment.  Net cash used in investing activities in the three months ended March 31, 2009 reflects the net cash proceeds from the sale of Langer Branded Orthotics of approximately $116,000, offset by purchases of property and equipment of approximately $350,000.

The Company did not have any cash flows from financing activities in the three months ended March 31, 2010.  Cash used in financing activities for the three months ended March 31, 2009 was approximately $93,000 and represents amounts used to purchase treasury stock.

In the three months ended March 31, 2010, we generated a net loss of approximately $(1,074,000), compared to a net loss of approximately $(925,000) for the three months ended March 31, 2009, an increase in net loss of approximately $149,000.  There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs.  We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot make any assurances that any such funds will be available to us on favorable terms, or at all.

Our Credit Facility with Wachovia Bank expires on September 30, 2011.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million.  The Credit Facility bears interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined.  The obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in all the assets of the Company and its subsidiaries.  The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million.  As of March 31, 2010, the Company does not have any outstanding advances under the Credit Facility and has approximately $8.3 million (which includes approximately $1.8 million in term loans based upon the value of Twincraft’s machinery and equipment) available under the Credit Facility.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit.  At March 31, 2010, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $332,000, and no other outstanding letters of credit.

Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”).  The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes, including an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes, (collectively, the “Underlying Shares”) in January, 2007, and filed Amendment No. 1 to the registration statement in November, 2007, Amendment No. 2 in April 2008, and Amendments No. 3 and 4 in June 2008; the registration statement was declared effective on June 18, 2008.  The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007.  For each of the three months ended March 31, 2010 and 2009 the Company recorded interest expense related to the 5% Convertible Notes of approximately $361,000.  At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes.  On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares.  This adjustment to the conversion price resulted in an original debt discount of $476,873.  Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815-40 which required a retrospective adjustment to the debt discount.  At January 1, 2009, the debt discount was adjusted to $1,312,500.  This amount will be amortized over the remaining term of the 5% Convertible Notes and be recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the three months ended March 31, 2010 was approximately $112,500.

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

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,700,000 as of March 31, 2010, and the Company’s obligations under its Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm. Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment of principal on the 5% Convertible Notes. The amortization of these costs for the three months ended March 31, 2010 was $66,187.

In connection with the acquisition of Silipos, the Company assumed the obligation under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of March 31, 2010, the Company’s obligation under the capital lease is $2,700,000.

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in the quarterly report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the Company of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negative thereof, other variations thereon or comparable terminology or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. Such forward-looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, future opportunities, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook and financial health of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those contemplated by such forward-looking statements.  These risks and uncertainties include, among others, our history of net losses and the possibility of continuing net losses during and beyond 2010, the current economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products, the risk that any intangibles on our balance sheet may be deemed impaired resulting in substantial write-offs, the risk that the Company may not be able to maintain a listing of its common stock on the NASDAQ Capital Market, the risk that we may not be able to raise adequate financing to fund our operations and growth prospects, the risk that the clinical study related to our gel-care scar management products will not be positive, risks associated with our ability to repay debt obligations, the cost and expense of complying with government regulations which affect the research, development and formulation of our products, changes in our relationships with customers, declines in the business of our customers, the loss of major customers, risks associated with the acquisition and integration of businesses we may acquire, and other factors described in the “Risk Factors” section of the Company’s filings with the Securities and Exchange Commission, including the Company’s latest annual report on Form 10-K and most recently filed Forms 8-K and 10-Q.  Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.   RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

ITEM 5.   OTHER INFORMATION

Consulting Agreement with Kanders & Company, Inc.

On May 5, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC, the Company’s largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company's non-exclusive consultant to provide the Company with strategic consulting and corporate development services for a term of one year. Kanders & Company will receive, pursuant to the agreement, an annual fee of $300,000 in addition to separate compensation for assistance, at the Company’s request, with certain transactions. The Company has also agreed to provide Kanders & Company with indemnification protection which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error or misstatement by Kanders & Company alleged by any claimant. The Consulting Agreement replaces a previous agreement for similar consulting services (the “Prior Agreement”), pursuant to which Kanders & Company received an annual fee of $300,000 and the indemnification protection described above.  The Prior Agreement expired on November 12, 2007, but during 2008 and 2009, Kanders & Company continued to render consulting services to the Company and the Company continued to pay for such services in accordance with the terms of the expired Prior Agreement, as approved by the Board of Directors.  The foregoing summary of the terms of the Consulting Agreement between the Company and Kanders & Company is qualified in its entirety by reference to the Consulting Agreement, which is filed as Exhibit 10.1 to this report.

Agreement with W. Gray Hudkins

        On May 5, 2010, in recognition of the agreement of W. Gray Hudkins’,  the Company’s President and Chief Executive Officer, to forego $200,000 of the $300,000 base compensation for fiscal year 2010 to which he is entitled under his Employment Agreement, dated as of October 1, 2007 (the “Employment Agreement”), between Mr. Hudkins and the Company, the Company agreed to waive for 2010 the requirement of the Employment Agreement that Mr. Hudkins devote his full business time and energies to the business and affairs of the Company.  Instead, during 2010, Mr. Hudkins agrees to devote such business time and energies to the business and affairs of the Company as the Company and Mr. Hudkins will agree upon, from time to time, as necessary and appropriate.  The foregoing summary of the terms of the agreement between the Company and Mr. Hudkins is qualified in its entirety by reference to the agreement, which is filed as Exhibit 10.2 to this report.

ITEM 6.   EXHIBITS
Exhibit No.	Description

10.1	Consulting Agreement, dated May 5, 2010, between the Company and Kanders & Company, Inc.

10.2	Agreement, dated May 5, 2010, between the Company and W. Gray Hudkins.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC GROUP, INC.

Date: May 5, 2010	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2010	By:	/s/ KATHLEEN P. BLOCH
Kathleen P. Bloch
Vice President, Chief Operating Officer, and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Description

10.1	Consulting Agreement, dated May 5, 2010, between the Company and Kanders & Company, Inc.

10.2	Agreement, dated May 5, 2010, between the Company and W. Gray Hudkins.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).