Form 10-K/A
period 2009-12-31
PC GROUP, INC.
filed 2010-05-11
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A is being filed in order to correct a typographical error on the cover page of Amendment No. 1 on Form 10-K/A, originally filed with the Securities and Exchange Commission on April 30, 2010 (“Amendment No. 1”). The reference on the cover page of Amendment No. 1 to the filing being an Annual Report “for the year ended December 31, 2008”, should have read, “for the year ended December 31, 2009”. Except for the correction of such error and this explanatory note, Amendment No. 1, the complete text of which is included herein, continues to apply as of April 30, 2010, the date of its filing, and the registrant has not updated the disclosure contained therein to reflect any events which occurred subsequent to such date or to modify the disclosure contained in Amendment No. 1.

Amendment No. 1 on Form 10-K/A was filed in order to add the information required by Items 10 through 14 of Part III, which was originally intended to be incorporated into the Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission on March 18, 2010 (“Original Filing”), by reference to the information to be included in the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders. Except for the inclusion of the information described above, no other changes have been made to the Original Filing. The Original Filing continues to apply as of the date of the Original Filing and the registrant has not updated the disclosure contained therein to reflect any events which occurred subsequent to the filing of the Original Filing or to modify the disclosure contained in the Original Filing, except to the extent of the information included herein.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Award ($)	Option Award ($) (1)	All Other Compensation ($)		Total ($)
W. Gray Hudkins,	2009	$100,000	(2)	$	$	$	$20,384	(3)	$120,384
President and	2008	300,000		−	−	−	22,875		322,875
Chief Executive	2007	300,000		−	−	−	7,750		307,750
Officer

Kathleen P. Bloch,	2009	250,000					361	(4)	250,361
Vice President,	2008	250,000		−	−	−	2,875		252,875
Chief Operating	2007	76,923	(5)	−	−	−	−		76,923
Officer and
Chief Financial
Officer

Peter A. Asch,	2009	294,000	(6)			-	20,141	(7)	314,141
President,	2008	291,193		−	−	-	22,815		314,008
Twincraft, Inc.	2007	271,385		−	−	603,837	21,514		896,736

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

Director Summary Compensation Table

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2009:

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)
Warren B. Kanders (2)	$-	$-
Stephen M. Brecher	25,000	25,000
Burtt R. Ehrlich	25,000	25,000
Stuart P. Greenspon	15,000	15,000
David S. Hershberg	15,000	15,000

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

10.43
Agreement, dated as of August 5, 2009, between PC Group, Inc. and W. Gray Hudkins, incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed on August 6, 2009.

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

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PC GROUP, INC.

Date: May 10, 2010	By:	/s/ W. Gray Hudkins
W. Gray Hudkins
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	By:	/s/ Kathleen P. Bloch
Kathleen P. Bloch
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002