Form 10-Q
period 2010-06-30
PC GROUP, INC.
filed 2010-08-10
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common Stock, Par Value $.02— 7,848,774 shares as of August 9, 2010.

INDEX

PC GROUP, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$3,051,629	$4,599,940
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $114,749 and $314,440, respectively	6,531,597	4,394,180
Inventories, net	7,128,328	5,988,209
Prepaid expenses and other current assets	1,063,728	1,190,081
Total current assets	17,775,282	16,172,410

Property and equipment, net	8,190,691	8,490,229
Identifiable intangible assets, net	7,546,287	8,017,568
Goodwill	11,175,637	11,175,637
Other assets	275,476	426,073
Total assets	$44,963,373	$44,281,917
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,928,449	$2,422,003
Obligation under capital lease – current portion	180,759	81,011
Other current liabilities	2,905,558	2,299,920
Total current liabilities	7,014,766	4,802,934

Long-term debt:
5% Convertible Notes, net of debt discount of $637,500 at June 30, 2010 and $862,500 at December 31, 2009	28,242,500	28,017,500
Obligation under capital lease	2,519,241	2,618,989
Deferred income taxes payable	698,010	698,010
Other liabilities	1,000	1,210
Total liabilities	38,475,517	36,138,643
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued
Common stock, $.02 par value; authorized 25,000,000 shares; issued 11,648,512 shares	232,971	232,971
Additional paid in capital	53,790,298	53,686,944
Accumulated deficit	(45,062,476)	(43,354,339)
Accumulated other comprehensive income	489,112	539,747
	9,449,905	11,105,323
Treasury stock at cost, 3,799,738 shares	(2,962,049)	(2,962,049)
Total stockholders’ equity	6,487,856	8,143,274
Total liabilities and stockholders’ equity	$44,963,373	$44,281,917

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net sales	$11,726,135	$11,734,101	$22,184,114	$20,799,024
Cost of sales	8,364,897	8,121,603	15,781,215	15,033,300
Gross profit	3,361,238	3,612,498	6,402,899	5,765,724

General and administrative expenses	1,810,883	1,680,535	3,723,365	3,734,776
Selling expenses	1,350,478	1,074,882	2,681,936	2,251,200
Research and development expenses	209,823	204,267	455,644	439,172
Operating income (loss)	(9,946)	652,814	(458,046)	(659,424)

Other expense, net:
Interest income	13,994	12,713	29,156	21,417
Interest expense	(639,075)	(643,538)	(1,279,232)	(1,288,826)
Other	1,090	(11,001)	(15)	13,713
Other expense, net	(623,991)	(641,826)	(1,250,091)	(1,253,696)
Income (loss) from continuing operations before income taxes	(633,937)	10,988	(1,708,137)	(1,913,120)
Benefit from income taxes	—	—	—	1,075,200
Income (loss) from continuing operations	(633,937)	10,988	(1,708,137)	(837,920)
Discontinued Operations:
Income from operations of discontinued subsidiaries (including gain on sales of subsidiaries of $77,550 and $1,674 in the three and six months ended June 30, 2009)	—	77,550	—	1,674
Benefit from income taxes	—	—	—	—
Income from discontinued operations	—	77,550	—	1,674
Net income (loss)	$(633,937)	$88,538	$(1,708,137)	$(836,246)

Net income (loss) per common share:
Basic and diluted
Loss from continuing operations	$(0.08)	$—	$(0.22)	$(0.10)
Income from discontinued operations	—	0.01	—	—
Basic and diluted income (loss) per share	$(0.08)	$0.01	$(0.22)	$(0.10)
Weighted average number of common shares used in computation of net income (loss) per share:
Basic	7,848,774	7,838,260	7,848,774	8,246,598
Diluted	7,848,774	7,898,260	7,848,774	8,246,598

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
For the six months ended June 30, 2010
(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
				Additional		Foreign		Total
	Common Stock		Treasury	Paid-in	Accumulated	Currency	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Translation	Income (Loss)	Equity
Balance at January 1, 2010	11,648,512	$232,971	$(2,962,049)	$53,686,944	$(43,354,339)	$539,747		$8,143,274
Net loss					(1,708,137)		$(1,708,137)
Foreign currency adjustment						(50,635)	(50,635)
Total comprehensive loss							$(1,758,772)	(1,758,772)
Stock-based compensation expense				103,354				103,354
Balance at June 30, 2010	11,648,512	$232,971	$(2,962,049)	$53,790,298	$(45,062,476)	$489,112		$6,487,856

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,708,137)	(836,246)
Income from discontinued operations	—	(1,674)
Loss from continuing operations	(1,708,137)	(837,920)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	1,168,175	1,290,013
Amortization of debt acquisition costs	180,160	180,161
Amortization of debt discount	225,000	225,000
Stock-based compensation expense	103,354	102,236
Reduction in fair value of derivative liability	(210)	(14,000)
(Recovery of) provision for doubtful accounts receivable	(199,691)	36,353
Deferred income tax (benefit)	—	(1,075,200)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,987,477)	(55,488)
Inventories	(1,160,120)	1,289,953
Prepaid expenses and other current assets	(130,214)	(28,498)
Other assets	(6,501)	586
Accounts payable and other current liabilities	2,122,418	(164,625)
Net cash provided by (used in) operating activities of continuing operations	(1,393,243)	948,571
Net cash provided by (used in) operating activities of discontinued operations	—	—
Net cash provided by (used in) operating activities	(1,393,243)	948,571
Cash Flows From Investing Activities:
Purchase of property and equipment	(397,356)	(513,277)
Net proceeds from sales of subsidiaries	237,500	353,918
Net cash used in investing activities for continuing operations	(159,856)	(159,359)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in investing activities	(159,856)	(159,359)

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the six months ended June 30,
	2010	2009
Cash Flows From Financing Activities:
Purchase of treasury stock	—	(494,881)
Repayment of Note Receivable	19,065	—
Net cash used in financing activities of continuing operations	19,065	(494,881)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	19,065	(494,881)
Effect of exchange rate changes on cash	(14,277)	875
Net increase (decrease) in cash and cash equivalents	(1,548,311)	295,206
Cash and cash equivalents at beginning of period	4,599,940	4,003,460
Cash and cash equivalents at end of period	$3,051,629	$4,298,666

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,362,915	$1,359,453
Income taxes	$250	$4,600
Supplemental Disclosures of Non Cash Financing Activities:
Accounts payable and accrued liabilities relating to property and equipment	$—	$24,280

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

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

(b)	Non-Recurring, Non-Cash Benefit

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

The total stock compensation expense for the three and six months ended June 30, 2010 was $51,511 and $103,354, respectively, and for the three and six months ended June 30, 2009 was $52,220 and $102,326, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

The Company accounts for share-based compensation cost in accordance with FASB ASC 718-10 (prior authoritative literature: SFAS No. 123(R), “Share-Based Payment”).  The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model.  The compensation cost is recognized over the service period which is usually the vesting period of the award.  Expected volatility is based on the historical volatility of the price of the Company’s stock.  The risk-free interest rate is based on Treasury issues with a term equal to the expected life of the option.  The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.  For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and FASB ASC 505-50 (prior authoritative literature: EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,”).

(e)	Fair Value Measurements

FASB ASC 820-10 (prior authoritative literature: SFAS No. 157, “Fair Value Measurements”), was adopted January 1, 2008 and provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB provided a one-year deferral for the implementation of FASB ASC 820-10 for non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FASB ASC 820-10 for non-financial assets and liabilities as of January 1, 2009 which did not have a material impact on the results of operations. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level one— Quoted market prices in active markets for identical assets or liabilities;

•	Level two— Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three— Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The following table identifies the financial assets and liabilities that are measured at fair value by level at June 30, 2010 and December 31, 2009:

	June 30, 2010 Fair Value Measurements Using			December 31, 2009 Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Markets	$2,923,242	$—	$—	$4,314,514	$—	$—
Liabilities:
Derivative	$—	$—	$1,000	$—	$—	$1,210

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

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities valued using significant unobservable inputs (level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Derivative liability:
Beginning balance	$2,150	$5,000	$1,210	$30,000
Total (gains) losses included in earnings	(1,150)	11,000	(210)	(14,000)
Ending balance	$1,000	$16,000	$1,000	$16,000

Total gains and losses included in earnings for the three and six months ended June 30, 2010 are reported as other income in the consolidated statements of operations.

Although there were no fair value adjustments to non-financial assets, the following table identifies the non-financial assets that are measured at fair value by level at June 30, 2010:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Identifiable Intangible Assets	$—	$—	$7,546,287	$—
Goodwill	—	—	11,175,637	—
Total	$—	$—	$18,721,924	$—

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

At June 30, 2010, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity.  The carrying value of long-term debt, net of discount, at June 30, 2010 and December 31, 2009 was $28,242,500 and $28,017,500, respectively.  The approximated fair value of long-term debt based on borrowing rates currently available to the Company for debt with similar terms was $27,765,142 at June 30, 2010.  Fair value was determined using a discounted cash flow model.

(f)	Discount on Convertible Debt

In June 2008, the FASB published FASB ASC 815-40 (prior authoritative literature: EITF No. 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB ASC 815-10 (prior authoritative literature: FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities.”)  FASB ASC 815-40 addresses the issue of the determination of whether a free-standing equity-linked instrument should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period.  FASB ASC 815-40 is effective for years beginning after December 15, 2008 and earlier adoption was not permitted.  Although FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption required a retrospective application of the accounting principle through a cumulative effect adjustment to retained earnings upon adoption.  The Company has completed an analysis as it pertains to the conversion option in its convertible debt, which was triggered by the reset provision, and has determined that the fair value of the derivative liability was $30,000 and the debt discount was $1,312,500 at January 1, 2009.  The Company estimates the fair value of the derivative liability using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2010	December 31, 2009
Annual dividend yield	—	—
Expected life (years)	1.19	1.94
Risk-free interest rate	1.00%	1.70%
Expected volatility	80%	80%

Expected volatility is based upon the Company’s review of historical volatility.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the derivative liability.  The Company currently has no reason to believe future volatility over the expected remaining life of this conversion option is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the conversion option.  The risk-free interest rate is based on three-year U.S. Treasury securities.  The Company recorded an adjustment to retained earnings in the amount of $1,459,109, which represents the cumulative change in the fair value of the conversion option, net of the impact of amortization of the additional debt discount from date of issuance of the notes (December 8, 2006) through adoption of this pronouncement.  In addition, as required by FASB ASC 815-40, the Company recorded an adjustment to reduce additional paid in capital in the amount of $467,873, which represents the reversal of the value of the debt discount that was recorded in paid in capital in connection with a reset of the bond conversion price in January 2007.  The debt discount will be amortized over the remaining life of the debt resulting in greater interest expense.  Interest expense related to the discount amounted to $112,500 for each of the three months ended June 30, 2010 and 2009, and $225,000 for each of the six months ended June 30, 2010 and 2009.

(2) Discontinued Operations

During the year ended December 31, 2008, the Company completed the sale of Langer UK on January 18, 2008, Regal on June 11, 2008, Bi-Op on July 31, 2008 and substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008.  For the three months ended June 30, 2009, the operating results of these wholly owned subsidiaries and businesses, which were formerly included in the medical products and Regal segments, represent an adjustment to decrease the loss on the sale of Regal in the amount of $2,550 and an adjustment to decrease the loss on the Langer branded custom orthotics and related products business of $75,000.  For the six months ended June 30, 2009, the operating results of these wholly owned subsidiaries and businesses represent adjustments to increase the loss on the sale of Regal of $73,326 and an adjustment to decrease the loss on the sale of the Langer branded custom orthotics and related products business of $75,000.

(3) Identifiable Intangible Assets

Identifiable intangible assets at June 30, 2010 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names – Silipos	18	$2,688,000	$224,000	$2,464,000
Repeat customer base – Silipos	7	1,680,000	1,568,782	111,218
License agreements and related technology – Silipos	9.5	1,364,000	825,579	538,421
Repeat customer base – Twincraft	19	3,814,500	1,620,566	2,193,934
Trade names – Twincraft	23	2,629,300	390,586	2,238,714
		$12,175,800	$4,629,513	$7,546,287

Identifiable intangible assets at December 31, 2009 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names – Silipos	18	$2,688,000	$149,334	$2,538,666
Repeat customer base – Silipos	7	1,680,000	1,432,186	247,814
License agreements and related technology – Silipos	9.5	1,364,000	753,790	610,210
Repeat customer base – Twincraft	19	3,814,500	1,489,496	2,325,004
Trade names – Twincraft	23	2,629,300	333,426	2,295,874
		$12,175,800	$4,158,232	$8,017,568

As of December 31, 2009, the Company determined that the carrying value of the Twincraft customer base was not recoverable and, accordingly, such value was written down to its fair value resulting in an impairment of $1,000,000.  Also, effective January 1, 2009, the Company changed the estimated useful life of the Silipos tradename from an indefinite life to a useful life of 18 years.

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended June 30, 2010 and 2009 was $235,394 and $265,591, respectively, and for the six months ended June 30, 2010 and 2009 was $471,281 and $530,749, respectively. As of June 30, 2010, the estimated future amortization expense is $445,411 for the last six months of 2010, $657,256 for 2011, $748,775 for 2012, $699,396 for 2013, $535,961 for 2014 and $4,459,488 thereafter.

(4) Inventories, net

Inventories, net, consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$4,808,201	$3,752,980
Work-in-process	329,465	277,372
Finished goods	2,570,836	2,572,236
	7,708,502	6,602,588
Less: Allowance for excess and obsolescence	(580,174)	(614,379)
	$7,128,328	$5,988,209

(5) Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A. (“Wachovia”), expiring on September 30, 2011.  During 2008, the Company entered two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $3 million for term loans, and a sub-limit of $4 million on loans against inventory.  The Credit Facility bears interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined in the Credit Facility.  The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos and Twincraft) and any other company or person that hereafter becomes a borrower or owner of any property in which the lender has a security interest under the Credit Facility.  As of June 30, 2010, the Company had no outstanding advances under the Credit Facility and has approximately $6.5 million available under the Credit Facility related to eligible accounts receivable and inventory.  In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

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

 If the Company’s availability is less than $3,000,000, the Credit Facility requires compliance with various covenants, including, but not limited to, a fixed charge coverage ratio of not less than 1.0 to 1.0.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At June 30, 2010, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $457,000.

To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of three-eighths of one percent (0.375%) on the unused portion of the loan commitment. The Company paid Wachovia a closing fee in the amount of $75,000 in August 2007. In addition, the Company paid legal and other costs associated with obtaining the Credit Facility of $319,556 in 2007.  In April 2008, the Company paid a $20,000 fee to Wachovia related to an amendment of the Credit Facility, which has been recorded as a deferred financing cost and is being amortized over the remaining term of the Credit Facility.  As of June 30, 2010, the Company had unamortized deferred financing costs in connection with the Credit Facility of $119,467. Amortization expense for each of the three months ended June 30, 2010 and 2009 was $23,893, and for each of the six months ended June 30, 2010 and 2009 was $47,787.

(6) Segment Information

 At June 30, 2010, the Company operated in two segments (medical products and personal care).  The Company’s medical products segment, which used to include Langer UK, Bi-Op and the Langer branded custom orthotics and related products business, includes the orthopedic and prosthetic products of Silipos.  The personal care segment includes the operations of Twincraft and the personal care products of Silipos.  Regal operated in its own segment until its sale in 2008.  Assets and expenses related to the Company’s corporate offices are reported under “other” as they do not relate to any of the operating segments.  Intersegment sales are recorded at cost.

Segment information for the three and six months ended June 30, 2010 and 2009 is summarized as follows:

Three months ended June 30, 2010	Medical Products	Personal Care	Other	Total
Net sales	$2,032,329	$9,693,806	$—	$11,726,135
Gross profit	896,678	2,464,560	—	3,361,238
Operating income (loss)	171,167	611,153	(792,266)	(9,946)
Total assets as of June 30, 2010	15,891,150	24,825,028	4,247,195	44,963,373

Three months ended June 30, 2009	Medical Products	Personal Care	Other	Total
Net sales	$2,168,479	$9,565,622	$—	$11,734,101
Gross profit	1,175,529	2,436,969	—	3,612,498
Operating income (loss)	233,699	1,018,296	(599,181)	652,814
Total assets as of June 30, 2009	17,251,516	28,616,297	6,044,632	51,912,445

Six months ended June 30, 2010	Medical Products	Personal Care	Other	Total
Net sales	$4,602,389	$17,581,725	$—	$22,184,114
Gross profit	2,204,860	4,198,039	—	6,402,899
Operating income (loss)	378,331	597,078	(1,433,455)	(458,046)
Total assets as of June 30, 2010	15,891,150	24,825,028	4,247,195	44,963,373

Six months ended June 30, 2009	Medical Products	Personal Care	Other	Total
Net sales	$4,265,300	$16,533,724	$—	$20,799,024
Gross profit	2,117,316	3,648,408	—	5,765,724
Operating income (loss)	270,255	556,538	(1,486,217)	(659,424)
Total assets as of June 30, 2009	17,251,516	28,616,297	6,044,632	51,912,445

Geographical segment information for the three and six months ended June 30, 2010 and 2009 is summarized as follows:

Three months ended June 30, 2010	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$9,381,198	$450,432	$615,279	$1,279,226	$11,726,135
Gross profit	2,427,256	116,351	246,964	570,667	3,361,238
Operating income (loss)	(278,826)	39,190	72,357	157,333	(9,946)
Total assets as of June 30, 2010	44,642,553	—	320,820	—	44,963,373

Three months ended June 30, 2009	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$9,092,956	$1,740,262	$254,819	$646,064	$11,734,101
Gross profit	2,769,807	396,586	177,908	268,197	3,612,498
Operating income (loss)	327,467	104,575	127,068	93,704	652,814
Total assets as of June 30, 2009	51,538,203	—	374,242	—	51,912,445

Six months ended June 30, 2010	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$17,256,361	$1,268,844	$1,471,971	$2,186,938	$22,184,114
Gross profit	4,379,292	288,339	687,817	1,047,452	6,402,899
Operating income (loss)	(966,826)	58,437	178,066	272,276	(458,046)
Total assets as of June 30, 2010	44,642,553	—	320,820	—	44,963,373

Six months ended June 30, 2009	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$16,599,718	$1,911,604	$1,291,244	$996,458	$20,799,024
Gross profit	4,341,817	427,107	572,407	424,393	5,765,724
Operating income (loss)	(997,035)	99,632	136,714	101,265	(659,424)
Total assets as of June 30, 2009	51,538,203	—	374,242	—	51,912,445

(7) Comprehensive Loss

The Company’s comprehensive income (loss) was as follows:

	Six months ended June 30,
	2010	2009
Net loss	$(1,708,137)	$(836,246)
Other comprehensive income (loss):
Change in equity resulting from translation of financial statements into U.S. dollars	(50,635)	10,497
Comprehensive loss	$(1,758,772)	$(825,749)

(8) Income (Loss) Per Share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted loss per share computations for the three and six months ended June 30, 2010 and 2009 exclude approximately 1,728,000 shares each, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the three and six months ended June 30, 2010 and 2009, respectively.

The following table provides a reconciliation between basic and diluted (loss) earnings per share:

	Six months ended June 30,
	2010			2009
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and diluted EPS	$(1,708,137)	7,848,774	$(0.22)	$(836,246)	8,246,598	$(0.10)

	Three months ended June 30,
	2010			2009
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic	$(633,937)	7,848,774	$(0.01)	$88,538	7,838,260	$(0.26)
Diluted	$(633,937)	7,848,774	$(0.01)	$88,538	7,898,260	$(0.26)

(9) Related Party Transactions

5% Convertible Subordinated Notes.  On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 in a private placement. The number of shares of common stock issuable on conversion of the notes, as of June 30, 2010, is 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances.   During the year ended December 31, 2009, the Company’s Chairman of the Board of Directors and largest beneficial stockholder, Warren B. Kanders, purchased $3,250,000, President and CEO, W. Gray Hudkins, and CFO and COO, Kathleen P. Bloch, each purchased $250,000 of the Company’s 5% Convertible Notes from certain previous debt holders.  Mr. Kanders and trusts controlled by Mr. Kanders (as a trustee for members of his family) own $5,250,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.  On September 29, 2008, an affiliate of Mr. Kanders entered into letter agreements with Mr. Hudkins and Ms. Bloch pursuant to which they agreed (i) not to sell, transfer, pledge, or otherwise dispose of or convert into Common Stock, any portion of the 5% Convertible Notes respectively owned by them, and (ii) to cast all votes which they respectively may cast with respect to any shares of Common Stock underlying the 5% Convertible Notes in the same manner and proportion as shares of Common Stock voted by Mr. Kanders and his affiliates.

Lease Agreement – Essex, Vermont.  On August 4, 2010, the Company’s wholly-owned subsidiary, Twincraft, Inc. (“Twincraft”), entered into a third amendment (the “Amendment”) to its existing sublease agreement dated October 1, 2003 (as amended, the “Essex Lease”) with Asch Enterprises, LLC (“Asch Enterprises”), a Vermont limited liability company, the principal of which is Peter A. Asch, a director of the Company and President of Twincraft. Pursuant to the Essex Lease, Twincraft leases approximately 76,000 squre feet in Essex, Vermont, for use as a warehouse facility. The term of the Essex Lease was scheduled to expire on October 1, 2010. The Amendment extends the term of the Essex Lease for a period commencing on October 1, 2010 and expiring on September 30, 2015 (the “Extended Term”). Pursuant to the Amendment, Twincraft has the right to terminate the Essex Lease during the Extended Term upon two months’ prior written notice to Asch Enterprises, effective at any time following the first year of the Extended Term. In the event of such a termination, in addition to any rent owing to Asch Enterprises, Twincraft will pay Asch Enterprises a termination fee of $104,362.50 prior to the effective date of such termination.

(10) Litigation

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

Recent Developments

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

As previously disclosed, on January 11, 2010, the Office of General Counsel (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informed PC Group, Inc. (the “Company”) that the Nasdaq Hearings Panel (the “Panel”) reviewing the Company’s listing had granted the Company until July 19, 2010 to achieve a minimum bid price of $1.00 or more for at least ten consecutive trading days as required by Listing Rule 5550(a)(2) (the “Bid Price Rule”), which has not occurred.

On July 20, 2010, the Company received a letter from the Staff indicating that the Company had not regained compliance with the Bid Price Rule and that the Panel had made a determination to delist the Company’s common stock, par value $0.02 per share (trading symbol: PCGR), from Nasdaq.  The Company’s common stock was suspended from trading on the Nasdaq Capital Market effective at the opening of business on July 22, 2010 and the Company understands that Nasdaq will subsequently file a notification of removal from listing on Form 25 with the Securities and Exchange Commission (“SEC”), with the delisting of the Company’s common stock effective 10 days after such filing.

The Company’s common stock began to be quoted on the OTCQBTM marketplace of the Pink OTC Markets Inc. commencing on July 22, 2010 and it is presently expected that the Company will continue to meet its reporting obligations with the SEC.

Segment Information

We currently operate in two segments, medical products and personal care products.  The medical products segment includes the medical, orthopedic and prosthetic gel-based products of Silipos.  The operations of Twincraft and the personal care products of Silipos are included in the personal care segment.

For the six months ended June 30, 2010 and 2009, we derived approximately 20.8% and 20.5%, respectively, of our revenues from continuing operations from our medical products segment and approximately 79.2% and 79.5%, respectively, from our personal care products segment.  For the six months ended June 30, 2010 and 2009, we derived approximately 83.5% and 89.0%, respectively, of our revenues from continuing operations from North America, and approximately 16.5% and 11.0%, respectively,  from outside North America.  Of our revenue derived from North America for the six months ended June 30, 2010 and 2009, approximately 93.2% and 89.7%, respectively, was generated in the United States and approximately 6.8% and 10.3%, respectively, was generated from Canada.

For the three months ended June 30, 2010 and 2009, we derived approximately 17.3% and 18.5%, respectively, of our revenues from continuing operations from our medical products segment and approximately 82.7% and 81.5%, respectively, from our personal care segment.  For the three months ended June 30, 2010 and 2009, we derived approximately 83.8% and 92.3%, respectively, of our revenues from North America, and approximately 16.2% and 7.7%, respectively, of our revenues from outside North America.  Of our revenue derived from North America for the three months ended June 30, 2010 and 2009, approximately 95.4% and 83.9%, respectively, was generated in the United States and approximately 4.6% and 16.1%, respectively, was generated from Canada.

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

Goodwill and other identifiable intangible assets comprise a substantial portion (41.6% at June 30, 2010 and 43.3% at December 31, 2009) of our total assets.  As prescribed under FASB ASC 350-10 (prior authoritative literature: FAS 142 “Goodwill and Other Intangible Assets”), we test annually for possible impairment to goodwill.  We engage a valuation analysis expert to prepare the models and calculations used to perform the tests, and we provide them with information regarding our reporting units’ expected growth and performance for future years.  The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time.  The Company continually monitors the expected cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets.  Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.  At June 30, 2010 the Company believes its goodwill is not impaired.

As of June 30, 2010, the Company’s market capitalization was approximately $3,218,000, which is substantially lower than the Company’s estimated combined fair values of its three reporting units.  The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units as of October 1, 2009 (the annual testing date) to its market value (based upon its stock price at June 30, 2010), which included the quantification of a controlling interest premium.  The Company has $28.8 million of convertible notes at the corporate level that are not allocated to the reporting units.  This was done because this financing was raised for corporate strategic alternatives and not to fund the operations of the individual reporting units.  Also the Company’s corporate-level expenses are not allocated to the individual reporting units as they do not relate to their operations.  In addition, the Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s report units and its market capitalization:

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

Six months ended June 30, 2010 and 2009

The Company’s net loss from continuing operations before income taxes was approximately $(1,708,000) for the six months ended June 30, 2010, compared to a net loss from continuing operations before income taxes of approximately $(1,913,000) for the six months ended June 30, 2009.  The decrease in the Company’s net loss from continuing operations before income taxes was due to an increase in sales of approximately $1,385,000 which produced an increase in gross profit of approximately $637,000, offset by increases in selling expenses of approximately $431,000 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 and are more fully discussed below.  Net loss from continuing operations for the six months ended June 30, 2010 was approximately $(1,708,000) or $(0.22) per share on a fully diluted basis, compared to a loss from continuing operations for the six months ended June 30, 2009 of approximately $(838,000) or $(0.10) per share on a fully diluted basis.  The operating results for the six months ended June 30, 2009 include a non-recurring, non-cash deferred tax benefit of approximately $1,075,000.  This benefit resulted from the reversal of a previously established tax valuation allowance which was no longer required as a result of a change in the estimated useful life of the Silipos tradename from an indefinite life to a useful life of approximately 18 years effective January 1, 2009.

Net sales for the six months ended June 30, 2010 were approximately $22,184,000 compared to approximately $20,799,000 for the six months ended June 30, 2009, an increase of approximately $1,385,000, or 6.7%, which increase was due to an increase in net sales of Silipos, partially offset by a decrease in net sales of Twincraft.  Twincraft’s net sales for the six months ended June 30, 2010 were approximately $15,516,000, a decline of approximately $183,000 or 1.2% as compared to net sales of approximately $15,699,000 for the six months ended June 30, 2009.  In the six months ended June 30, 2009, Twincraft experienced a $1.2 million boost to net sales due to an initial order related to one large retailer that did not recur during the six months ended June 30, 2010.  In 2010, Twincraft experienced increases in sales to other customers, particularly in the national brand-equivalent market.  Silipos’ net sales for the six months ended June 30, 2010 were approximately $6,668,000, an increase of approximately $1,568,000 or 30.7% as compared to net sales of approximately $5,100,000 for the six months ended June 30, 2009.  Approximately $751,000 of this increase is attributable to one large order received from a new customer, and the remainder is primarily due to an increase in the volume of orders from existing customers during the six months ended June 30, 2010.

Twincraft’s sales are reported in the personal care products segment.  Also included in this segment are the net sales of Silipos personal care products which were approximately $2,066,000 in the six months ended June 30, 2010, an increase of approximately $1,231,000 or 147.4% as compared to Silipos’ net sales of personal care products of approximately $835,000 for the six months ended June 30, 2009.  This change was primarily a result of one large order received from a new customer.

Net sales of medical products were approximately $4,602,000 in the six months ended June 30, 2010, compared to approximately $4,265,000 in the six months ended June 30, 2009, an increase of approximately $337,000 or  7.9%.  The increase was primarily due to increases in the volume of orders from certain existing customers in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Cost of sales, on a consolidated basis, increased approximately $748,000, or 5.0%, to approximately $15,781,000 for the six months ended June 30, 2010, compared to approximately $15,033,000 for the six months ended June 30, 2009.  Cost of sales as a percentage of net sales was 71.1% for the six months ended June 30, 2010, as compared to 72.3% for the six months ended June 30, 2009.  The decrease in cost of goods sold as a percentage of net sales is primarily attributable to a decrease in raw material prices at Twincraft in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  This was partially offset by an increase in cost of sales as a percentage of net sales at Silipos due to the shipment of a large order to a new customer at a higher than normal cost.

Cost of sales in the medical products segment were approximately $2,398,000, or 52.1% of medical products net sales in the six months ended June 30, 2010, compared to approximately $2,148,000 or 50.4% of medical products net sales in the six months ended June 30, 2009, largely due to increases in certain raw material prices.

Cost of sales for the personal care products were approximately $13,385,000, or 76.1% of net sales of personal care products in the six months ended June 30, 2010, compared to approximately $12,885,000, or 77.9% of net sales of personal care products in the six months ended June 30, 2009, primarily as a result of the factors discussed above.

Consolidated gross profit increased approximately $637,000, or 11.1%, to approximately $6,403,000 for the six months ended June 30, 2010, compared to approximately $5,766,000 in the six months ended June 30, 2009.  Consolidated gross profit as a percentage of net sales for the six months ended June 30, 2010 was 28.9%, compared to 27.7% for the six months ended June 30, 2009. Increases in net sales and reductions in raw material prices at Twincraft both contributed to the increase in consolidated gross profits.  These were offset by a change in the sales mix at Silipos.  A greater proportion of Silipos’ net sales were in the personal care market during the six months ended June 30, 2010, which have a lower gross profit percentage than the Silipos medical products.

General and administrative expenses for the six months ended June 30, 2010 were approximately $3,723,000, or 16.8% of net sales, compared to approximately $3,735,000, or 18.0% of net sales for the six months ended June 30, 2009, representing a decrease of approximately $12,000.  The decrease is comprised of reductions in salaries and rents of approximately $88,000 as a result of our continuing efforts to reduce our corporate overhead structure, reductions in legal fees of approximately $44,000, and amortization of intangible assets of approximately $59,000.  These reductions were offset by increases in insurance of approximately $40,000, recruiting fees of approximately $76,000, and foreign currency exchange expense of approximately $37,000.

Selling expenses increased approximately $431,000, or 19.1%, to approximately $2,682,000 for the six months ended June 30, 2010, compared to approximately $2,251,000 for the six months ended June 30, 2009.  Selling expenses as a percentage of net sales were 12.1% in the six months ended June 30, 2010, compared to 10.8% in the six months ended June 30, 2009.  The principal reasons for the increase were an increase in sales salaries and related travel and entertainment expenses at Silipos of approximately $272,000 related to the hiring of additional personnel, including the vice president of sales and marketing in 2009, an increase in advertising expenses of approximately $90,000 and an increase in royalties of approximately $46,000.

Research and development expenses increased from approximately $439,000 in the six months ended June 30, 2009, to approximately $456,000 in the six months ended June 30, 2010, an increase of approximately $17,000, or 3.9%.  This increase is primarily attributable to an increase in clinical study costs at Silipos of approximately $66,000.  This increase was offset by reductions in salaries of approximately $18,000 and supplies of approximately $32,000.

Interest expense was approximately $1,279,000 for the six months ended June 30, 2010, compared to approximately $1,289,000 for the six months ended June 30, 2009, a decrease of approximately $10,000 as a result of lower interest expense related to the Silipos capital lease obligation.

Three months ended June 30, 2010 and 2009

The Company’s loss from continuing operations for the three months ended June 30, 2010 was approximately $(634,000), or $(0.08) per share on a fully diluted basis, compared to income from continuing operations of approximately $11,000, or less than $0.01 per share on a fully diluted basis for the three months ended June 30, 2009. The principal reasons for the decrease in income from continuing operations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was a decrease in gross profit of approximately $251,000, increases in general and administrative expenses of approximately $130,000, and increases in selling expenses of approximately $276,000.  These changes are more fully discussed below.

Net sales for the three months ended June 30, 2010 were approximately $11,726,000, compared to approximately $11,734,000 for the three months ended June 30, 2009, a decrease of approximately $8,000, or 0.1%. Twincraft’s net sales for the three months ended June 30, 2010 were approximately $8,052,000, a decrease of approximately $1,008,000 or 11.1% as compared to net sales of approximately $9,060,000 for the three months ended June 30, 2009. In the six months ended June 30, 2009, Twincraft experienced a $1.2 million boost to net sales due to an initial order related to one large retailer that did not recur in the six months ended June 30, 2010. Silipos’ net sales for the three months ended June 30, 2010 were approximately $3,674,000, an increase of approximately $1,000,000 or 37.4% as compared to net sales of approximately $2,674,000 for the three months ended June 30, 2009. Approximately $751,000 of this increase is due to one large order received from a new customer and the remainder is primarily as a result of increases in the volume of orders received from existing customers.

Twincraft’s sales are reported in the personal care products segment.  Also included in the personal care products segment are the net sales of Silipos personal care products, which were approximately $1,641,000 in the three months ended June 30, 2010, an increase of approximately $1,136,000 or 225.0% as compared to Silipos’ net sales of personal care products of approximately $505,000 for the three months ended June 30, 2009.  This change is primarily the result of the factors discussed above.

Net sales of medical products were approximately $2,032,000 in the three months ended June 30, 2010, compared to approximately $2,168,000 in the three months ended June 30, 2009, a decrease of approximately $136,000, or 6.3%.  This decrease is primarily due to a lower demand for our prosthetic related products during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Cost of sales, on a consolidated basis, increased approximately $243,000, or 3.0%, to approximately $8,365,000 for the three months ended June 30, 2010, compared to approximately $8,122,000 for the three months ended June 30, 2009.  Cost of sales as a percentage of net sales was 71.3% for the three months ended June 30, 2010, as compared to cost of sales as a percentage of net sales of 69.2% for the three months ended June 30, 2009.  At Twincraft, cost of sales as a percentage of net sales was 78.4% for the three months ended June 30, 2010, as compared to cost of sales as a percentage of net sales for the three months ended June 30, 2009 of 76.1%.  This increase in cost of sales as a percentage of net sales was primarily the result of increases in labor and shipping costs that were due to changes in the sales mix. At Silipos, cost of sales as a percentage of net sales was 55.9% for the three months ended June 30, 2010, as compared to 45.8% for the three months ended June 30, 2009.  This increase in cost of sales as a percentage of net sales was primarily the result of a greater proportion of sales in the personal care market in the three months ended June 30, 2010.

Cost of sales in the personal care products segment were approximately $7,229,000 in the three months ended June 30, 2010 compared to approximately $7,129,000 in the three months ended June 30, 2009, primarily as a result of the factors discussed above.

Cost of sales in the medical products segment were approximately $1,136,000, or 55.9% of medical products net sales in the three months ended June 30, 2010, compared to approximately $993,000, or 45.6% of medical products net sales in the three months ended June 30, 2009, also due to the factors discussed above.

Consolidated gross profit decreased approximately $251,000, or 7.0%, to approximately $3,361,000 for the three months ended June 30, 2010, compared to approximately $3,612,000 in the three months ended June 30, 2009. Consolidated gross profit as a percentage of net sales for the three months ended June 30, 2010 was 28.7%, compared to 30.8% for the three months ended June 30, 2009. At Twincraft, gross profit as a percentage of net sales was 21.6% for the three months ended June 30, 2010, as compared to 23.9% for the three months ended June 30, 2009. The primary reason for the decrease in gross profit as a percentage of net sales was the change in the sales mix at Twincraft.  At Silipos, gross profit as a percentage of net sales was 44.1% for the three months ended June 30, 2010, as compared to 54.2% for the three months ended June 30, 2009.  The principal reason for the decrease in gross profit is due to a greater proportion of Silipos sales being in the personal care market in the three months ended June 30, 2010.

General and administrative expenses for the three months ended June 30, 2010 were approximately $1,811,000, or 15.4% of net sales, compared to approximately $1,681,000, or 14.3% of net sales for the three months ended June 30, 2009, an increase of approximately $130,000.  The principal reason for this increase was an increase in salary costs of approximately $70,000 due to the reversal of an accrual related to the Company’s incentive plan in the three months ended June 30, 2009 and an increase in insurance expense of approximately $91,000 due to insurance refunds received in the three months ended June 30, 2009.  In addition, our amortization of intangible assets was approximately $30,000 lower in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Selling expenses increased approximately $275,000, or 25.6%, to approximately $1,350,000 for the three months ended June 30, 2010, compared to approximately $1,075,000 for the three months ended June 30, 2009. Selling expenses as a percentage of net sales were 11.5% in the three months ended June 30, 2010, compared to 9.2% in the three months ended June 30, 2009. The principal reasons for the increase were an increase in sales salaries and related travel and entertainment expenses at Silipos of approximately $156,000 related to the hiring of additional personnel, an increase in advertising expenses of approximately $62,000 and an increase in royalties of approximately $27,000.

Research and development expenses increased from approximately $204,000 in the three months ended June 30, 2009, to approximately $210,000 in the three months ended June 30, 2010, an increase of approximately $6,000, or 2.9%, which was primarily attributable to increases in clinical study costs.

Liquidity and Capital Resources

Working capital as of June 30, 2010 was approximately $10,761,000, compared to approximately $11,369,000 as of December 31, 2009.  This reduction is primarily the result of increases in accounts payable and accrued expenses of approximately $2,122,000, coupled with a decrease in cash of approximately $1,548,000, offset by increases in accounts receivable of approximately $2,187,000 and inventories of approximately $1,160,000.  Unrestricted cash balances were approximately $3,052,000 at June 30, 2010, as compared to approximately $4,600,000 at December 31, 2009.

Net cash used in operating activities of continuing operations was approximately $(1,393,000) in the six months ended June 30, 2010.  The cash used is attributable to our loss from continuing operations of approximately $(1,708,000), net of depreciation, amortization, and other non-cash expenses of approximately $1,676,000 and changes in our current assets and liabilities of approximately $(1,361,000).  Net cash provided by operating activities of continuing operations was approximately $949,000 for the six months ended June 30, 2009. The net cash used in operating activities of continuing operations for the six months ended June 30, 2009 is attributable to our loss from continuing operations of $(836,000), which was offset by non-cash depreciation, amortization, and other non-cash expenses of approximately $708,000 and changes in the balances of current assets and liabilities of approximately $1,077,000.

Net cash used in investing activities of continuing operations was approximately $(160,000) in the six months ended June 30, 2010.  Net cash used in investing activities of continuing operations was approximately $(159,000) in the six months ended June 30, 2009.  Cash flows used in investing activities of continuing operations for the six months ended June 30, 2010 were as a result of cash received from escrow that was related to the sale of th Langer branded custom orthotics and related products business of approximately $238,000, offset by approximately $397,000 of cash used to purchase equipment.  Net cash provided by investing activities of continuing operations in the six months ended June 30, 2009 reflects the net cash proceeds from the sale of Langer branded custom orthotics and related products business of approximately $353,000, offset by purchases of property and equipment of approximately $513,000.

Net cash provided by financing activities in the six months ended June 30, 2010 was approximately $19,065 and was attributable to cash received on our note receivable related to our sale of Langer UK.  Net cash used in financing activities for the six months ended June 30, 2009 was approximately $(495,000) and was primarily related to the Company’s purchase of treasury stock.

In the six months ended June 30, 2010, we generated a net loss of approximately $(1,708,000), compared to a net loss of approximately $(836,000) for the six months ended June 30, 2009, an increase in net loss of approximately $872,000.  There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs.  We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot make any assurances that any such funds will be available to us on favorable terms, or at all.

Our Credit Facility with Wachovia Bank expires on September 30, 2011.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million.  The Credit Facility bears interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined.  The obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in all the assets of the Company and its subsidiaries.  The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million.  As of June 30, 2010, the Company does not have any outstanding advances under the Credit Facility and has approximately $8.3 million (which includes approximately $1.8 million in term loans based upon the value of Twincraft’s machinery and equipment) available under the Credit Facility.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit.  At June 30, 2010, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $457,000 and no other outstanding letters of credit.

Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”).  The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes, including an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes, (collectively, the “Underlying Shares”) in January, 2007, and filed Amendment No. 1 to the registration statement in November, 2007, Amendment No. 2 in April 2008, and Amendments No. 3 and 4 in June 2008; the registration statement was declared effective on June 18, 2008.  The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007.  For each of the six months ended June 30, 2010 and 2008 the Company recorded interest expense related to the 5% Convertible Notes of approximately $722,000.  At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes.  On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares.  The adjustment to the conversion price resulted in an original debt discount of $476,873.  Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815-40 which required a retrospective adjustment to the debt discount.  At January 1, 2009, the debt discount was adjusted to $1,312,500.  This amount will be amortized over the remaining term of the 5% Convertible Notes and be recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the three and six months ended June 30, 2010 was approximately $112,500 and $225,000, respectively.

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

In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by holders of 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes.  Events of default are defined to include change in control of the Company.  The Company anticipates needing to refinance all or a portion of the 5% Convertible Notes, as the Company does not expect to have sufficient cash from operations to repay such indebtedness in full at maturity.  There can be no assurance that the Company will be able to refinance such indebtedness on commercially reasonable terms or at all.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,700,000 as of June 30, 2010, and the Company’s obligations under its Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm. Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment of principal on the 5% Convertible Notes. The amortization of these costs for the three and six months ended June 30, 2010 was $66,187 and $132,373, respectively.

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of June 30, 2010, the Company’s obligation under capital lease is $2,700,000.

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in the quarterly report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the Company of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negative thereof, other variations thereon or comparable terminology or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. Such forward looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, future opportunities, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook and financial health of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those contemplated by such forward-looking statements.  These risks and uncertainties include, among others, the delisting of our common stock from the Nasdaq Capital Market and actions taken by holders of our common stock in response to this announcement; the willingness of market makers to trade the Company's common stock on the Pink Sheets; the history of net losses and the possibility of continuing net losses during and beyond 2010; the current economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products; the risk that any intangibles on our balance sheet may be deemed impaired resulting in substantial write-offs; the risk that we may not be able to raise adequate financing to fund our operations and growth  prospects; risks associated with our ability to repay debt obligations, including the risk that the Company is unable to finance its 5% Convertible Notes; the cost and expense of complying with government regulations which affect the research,  development and formulation of our products; changes in our relationships with customers; declines in the business of our customers; the loss of major customers; risks associated with the acquisition and integration of businesses we may acquire; and other factors described in the “Risk Factors” section of the Company's filings with the Securities and Exchange Commission, including the Company's latest annual report on Form 10-K and most recently filed Forms 8-K and 10-Q.  Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.   RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.   This section supplements and updates that discussion and you should read both together.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Our common stock is traded on the Pink OTC Markets Inc. which may adversely affect our stock.

The Company’s common stock began to be quoted on the OTCQBTM marketplace of the Pink OTC Markets Inc. (or Pink Sheets) commencing on July 22, 2010.  The Pink OTC Markets are viewed by most investors as a less desirable, and less liquid, marketplace than Nasdaq.  As a result, there could be an adverse impact on the price of our shares of common stock, the volatility of the price of our shares could increase and/or the liquidity in our common stock could decrease as investors may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

Additionally, as a result of delisting from Nasdaq, our common stock may be subject to the SEC’s so-called “penny stock” rules, which impose additional sales practice requirements on broker-dealers, subject to certain exceptions, including suitability determinations for investors other than established customers of the broker and “accredited investors”. If our common stock is determined to be a penny stock, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

ITEM 5.   OTHER INFORMATION

On August 4, 2010, the Company’s wholly-owned subsidiary, Twincraft, Inc. (“Twincraft”), entered into a third amendment (the “Amendment”) to its existing sublease agreement dated October 1, 2003 (as amended, the “Essex Lease”) with Asch Enterprises, LLC (“Asch Enterprises”), a Vermont limited liability company, the principal of which is Peter A. Asch, a director of the Company and President of Twincraft.  Pursuant to the Essex Lease, Twincraft leases approximately 76,000 square feet in Essex, Vermont, for use as a warehouse facility.  The term of the Essex Lease was scheduled to expire on October 1, 2010.  The Amendment extends the term of the Essex Lease for a period commencing on October 1, 2010 and expiring on September 30, 2015 (the “Extended Term”).  Pursuant to the Amendment, Twincraft has the right to terminate the Essex Lease during the Extended Term upon two months’ prior written notice to Asch Enterprises, effective at any time following the first year of the Extended Term. In the event of such a termination, in addition to any rent owing to Asch Enterprises, Twincraft will pay Asch Enterprises a termination fee of $104,362.50 prior to the effective date of such termination.  The foregoing summary of the terms of the Amendment is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.1 to this report.

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.1	Third Amendment, dated August 4, 2010, to Lease dated October 1, 2003, as amended, between Twincraft, Inc. and Asch Enterprises, LLC.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC GROUP, INC.

Date: August 10, 2010	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2010	By:	/s/ KATHLEEN P. BLOCH
Kathleen P. Bloch
Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Third Amendment, dated August 4, 2010, to Lease dated October 1, 2003, as amended, between Twincraft, Inc. and Asch Enterprises, LLC.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).