Form 10-Q
period 2010-09-30
PC GROUP, INC.
filed 2010-11-03
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common Stock, Par Value $.02— 7,848,774 shares as of November 3, 2010.

INDEX

PC GROUP, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$3,116,532	$4,599,940
Accounts receivable, net of allowances for doubtful accounts and returns and allowances	7,554,583	4,394,180
Inventories, net	7,620,526	5,988,209
Prepaid expenses and other current assets	1,168,127	1,190,081
Total current assets	19,459,768	16,172,410

Property and equipment, net	8,082,871	8,490,229
Identifiable intangible assets, net	7,310,893	8,017,568
Goodwill	11,175,637	11,175,637
Other assets	176,610	426,073
Total assets	$46,205,779	$44,281,917
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,098,685	$2,422,003
Obligation under capital lease—current portion	232,600	81,011
Other current liabilities	4,300,490	2,299,920
Total current liabilities	8,631,775	4,802,934

Long-term debt:
5% Convertible Notes, net of debt discount of $525,000 at September 30, 2010 and $862,500 at December 31, 2009	28,355,000	28,017,500
Obligation under capital lease	2,431,020	2,618,989
Deferred income taxes payable	698,010	698,010
Other liabilities	20	1,210
Total liabilities	40,115,825	36,138,643
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 25,000,000 shares; issued 11,648,512 shares	232,971	232,971
Additional paid in capital	53,839,724	53,686,944
Accumulated deficit	(45,505,563)	(43,354,339)
Accumulated other comprehensive income	484,871	539,747
	9,052,003	11,105,323
Treasury stock at cost, 3,799,738 shares	(2,962,049)	(2,962,049)
Total stockholders’ equity	6,089,954	8,143,274
Total liabilities and stockholders’ equity	$46,205,779	$44,281,917

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net sales	$11,990,592	$11,099,494	$34,174,706	$31,898,518
Cost of sales	8,433,237	7,551,578	24,214,452	22,584,878
Gross profit	3,557,355	3,547,916	9,960,254	9,313,640

General and administrative expenses	1,871,126	1,699,338	5,594,491	5,434,114
Selling expenses	1,315,533	1,254,932	3,997,469	3,506,132
Research and development expenses	191,288	222,446	646,932	661,618
Operating income (loss)	179,408	371,200	(278,638)	(288,224)

Other expense, net:
Interest income	12,931	10,900	42,087	32,317
Interest expense	(636,466)	(641,237)	(1,915,698)	(1,930,063)
Other income (expense)	1,040	(8,415)	1,025	5,307
Other expense, net	(622,495)	(638,752)	(1,872,586)	(1,892,439)
Loss from continuing operations before income taxes	(443,087)	(267,552)	(2,151,224)	(2,180,663)
Benefit from income taxes	—	—	—	1,075,200
Loss from continuing operations	(443,087)	(267,552)	(2,151,224)	(1,105,463)
Discontinued Operations:
Income from operations of discontinued subsidiaries	—	—	—	1,674
Income from discontinued operations	—	—	—	1,674
Net loss	$(443,087)	$(267,552)	$(2,151,224)	$(1,103,789)

Net loss per common share:
Basic and diluted
Loss from continuing operations	$(0.06)	$(0.03)	$(0.27)	$(0.14)
Income from discontinued operations	—	—	—	—
Basic and diluted loss per share	$(0.06)	$(0.03)	$(0.27)	$(0.14)
Weighted average number of common shares used in computation of net loss per share:
Basic and diluted	7,848,774	7,788,774	7,848,774	8,092,313

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30, 2010
(Unaudited)

						Accumulated Other
						Comprehensive Income (Loss)
				Additional		Foreign		Total
	Common Stock		Treasury	Paid-in	Accumulated	Currency	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Translation	Income (Loss)	Equity
Balance at January 1, 2010	11,648,512	$232,971	$(2,962,049)	$53,686,944	$(43,354,339)	$539,747		$8,143,274
Net loss					(2,151,224)		$(2,151,224)
Foreign currency adjustment						(54,876)	(54,876)
Total comprehensive loss							$(2,206,100)	(2,206,100)
Stock-based compensation expense				152,780				152,780
Balance at September 30, 2010	11,648,512	$232,971	$(2,962,049)	$53,839,724	$(45,505,563)	$484,871		$6,089,954

See accompanying notes to unaudited condensed consolidated financial statements.

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(2,151,224)	$(1,103,789)
(Income) from discontinued operations	—	(1,674)
Loss from continuing operations	(2,151,224)	(1,105,463)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	1,746,975	1,907,024
Amortization of debt acquisition costs	270,238	258,991
Amortization of debt discount	337,500	337,500
Loss on abandonment property and equipment	—	13,307
Reduction in fair value of derivative liability	(1,190)	(18,900)
Stock-based compensation expense	152,780	155,587
Provision for doubtful accounts receivable	(146,692)	28,118
Deferred income tax benefit	—	(1,075,200)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,066,084)	(660,154)
Inventories	(1,657,975)	999,098
Prepaid expenses and other current assets	(234,613)	(241,025)
Other assets	2,287	3,262
Accounts payable and other current liabilities	3,689,816	303,090
Net cash (used in) provided by operating activities of continuing operations	(1,058,182)	905,235
Net cash used in operating activities of discontinued operations	—	—
Net cash (used in) provided by operating activities	(1,058,182)	905,235
Cash Flows From Investing Activities:
Purchase of property and equipment	(632,942)	(610,326)
Net proceeds from sales of subsidiaries	237,500	353,918
Net cash used in investing activities for continuing operations	(395,442)	(256,408)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in investing activities	(395,442)	(256,408)

PC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the nine months ended September 30,
	2010	2009

Cash Flows From Financing Activities:
Repayment of capital lease obligation	(36,380)	—
Purchase of treasury stock	—	(494,881)
Proceeds from exercise of stock warrants	—	1,200
Repayment of note receivable	19,065	—
Net cash used in financing activities of continuing operations	(17,315)	(493,681)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(17,315)	(493,681)
Effect of exchange rate changes on cash	(12,469)	1,815
Net (decrease) increase in cash and cash equivalents	(1,483,408)	156,961
Cash and cash equivalents at beginning of period	4,599,940	4,003,460
Cash and cash equivalents at end of period	$3,116,532	$4,160,421

Supplemental Disclosures of Cash Flow Information:
Supplemental Disclosures of Non Cash Financing Activities:
Accounts payable and accrued liabilities relating to property and equipment	$—	$48,623

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

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In the nine months ended September 30, 2009, the Company realized a non-recurring, non-cash benefit from income taxes of approximately $1,075,000.  This benefit resulted from the reversal of a previously established tax valuation allowance which is no longer required as a result of a change in the estimated useful life of the Silipos tradename from an indefinite life to a useful life of 18 years effective January 1, 2009.

(c)	Seasonality

Factors which can result in quarterly variations include the timing and amount of new business generated by the Company, the timing of new product introductions, the Company’s revenue mix, and the competitive and fluctuating economic conditions in the medical and skincare industries.

(d)	Stock-Based Compensation

The total stock compensation expense for the three and nine months ended September 30, 2010 was $49,426 and $152,780, respectively, and for the three and nine months ended September 30, 2009 was $60,031 and $155,587, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

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

(e)	Fair Value Measurements

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

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level 1— Quoted market prices in active markets for identical assets or liabilities;

•	Level 2— Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level 3— Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The following table identifies the financial assets and liabilities that are measured at fair value by level at September 30, 2010 and December 31, 2009:

	September 30, 2010 Fair Value Measurements Using			December 31, 2009 Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Markets	$2,873,554	$—	$—	$4,314,514	$—	$—
Liabilities:
Derivative	$—	$—	$20	$—	$—	$1,210

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

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities valued using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Derivative liability:
Beginning balance	$1,000	$16,000	$1,210	$30,000
Total (gains) included in earnings	(980)	(4,900)	(1,190)	(18,900)
Ending balance	$20	$11,100	$20	$11,100

Total gains included in earnings for the three and nine months ended September 30, 2010 and 2009 are reported as other income in the consolidated statements of operations.

Although there were no fair value adjustments to non-financial assets, the following table identifies the non-financial assets that are measured at fair value by Level at September 30, 2010:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Identifiable Intangible Assets	$—	$—	$7,310,893	$—
Goodwill	—	—	11,175,637	—
Total	$—	$—	$18,486,530	$—

As prescribed under adopted FASB ASC 360-10 (prior authoritative literature: FAS 142 “Goodwill and Other Intangible Assets”), the Company tests annually for possible impairment to goodwill.  The Company performs its test as of October 1st each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future growth and profitability at each of our reporting units.  The Company also incorporates market participant assumptions to estimate fair value for impairment testing.  The Company’s definite lived intangible assets are tested under FASB ASC 350-30 (prior authoritative literature: FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”) when impairment indicators are present.  An undiscounted model is used to determine if the carrying value of the asset is recoverable.  If not, a discounted analysis is done to determine the fair value.  The Company engages a valuation analysis expert to prepare the models and calculations used to perform the tests, and the Company provides them with estimates regarding our reporting units’ expected growth and performance for future years.

At September 30, 2010 and December 31, 2009, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity.  The carrying value of long-term debt, net of discount, at September 30, 2010 and December 31, 2009 was $28,355,000 and $28,017,500, respectively.  The approximated fair value of long-term debt based on borrowing rates currently available to the Company for debt with similar terms was $28,546,033 at September 30, 2010.  Fair value was determined using a discounted cash flow model.

(f)	Discount on Convertible Debt

In June 2008, the FASB published FASB ASC 815-40 (prior authoritative literature: EITF Issue 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB ASC 815-10 (prior authoritative literature: SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”).  FASB ASC 815-40 addresses the issue of the determination of whether a free-standing equity-linked instrument should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period.  FASB ASC 815-40 is effective for years beginning after December 15, 2008 and earlier adoption was not permitted.  Although FASB ASC 815-40 was effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption required a retrospective application of the accounting principle through a cumulative effect adjustment to retained earnings upon adoption.  The Company completed an analysis as it pertains to the conversion option in its convertible debt, which was triggered by the reset provision, and determined that the fair value of the derivative liability was $30,000 and the debt discount was $1,312,500 at January 1, 2009.  The Company estimates the fair value of the derivative liability using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2010	December 31, 2009
Annual dividend yield	—	—
Expected life (years)	1.19	1.94
Risk-free interest rate	0.64%	1.70%
Expected volatility	80%	80%

Expected volatility is based upon historical volatility.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the derivative liability.  The Company currently has no reason to believe future volatility over the expected remaining life of this conversion option is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the conversion option.  The risk-free interest rate is based on three-year U.S. Treasury securities.  The Company recorded an adjustment to retained earnings in the amount of $1,459,109, which represents the cumulative change in the fair value of the conversion option, net of the impact of amortization of the additional debt discount from date of issuance of the notes (December 8, 2006) through adoption of this pronouncement.  In addition, as required by FASB ASC 815-40, the Company recorded an adjustment to reduce additional paid in capital in the amount of $476,873, which represents the reversal of the value of the debt discount that was recorded in paid in capital in connection with a reset of the bond conversion price in January 2007.  The debt discount will be amortized over the remaining life of the debt resulting in greater interest expense going forward.  Interest expense related to the discount amounted to $112,500 for each of the three months ended September 30, 2010 and 2009, and $337,500 for each of the nine months ended September 30, 2010 and 2009.

(2)	Discontinued Operations

During the year ended December 31, 2008, the Company completed the sales of Langer UK Limited (“Langer UK”) on January 18, 2008, Regal Medical Supply, LLC (“Regal”) on June 11, 2008, Bi-Op Laboratories, Inc. (“Bi-Op”) on July 31, 2008 and substantially all of the operating assets and liabilities related to the Langer branded custom orthotics and related products business on October 24, 2008.  For the nine months ended September 30, 2009, the operating results of these wholly-owned subsidiaries and businesses represents adjustments to increase the loss on the sale of Regal of $73,326 and an adjustment to decrease the loss on the sale of the Langer branded custom orthotics and related products business of $75,000.

(3)	Identifiable Intangible Assets

Identifiable intangible assets at September 30, 2010 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names – Silipos	18	$2,688,000	$261,334	$2,426,666
Repeat customer base – Silipos	7	1,680,000	1,637,080	42,920
License agreements and related technology – Silipos	9.5	1,364,000	861,474	502,526
Repeat customer base – Twincraft	19	3,814,500	1,685,855	2,128,645
Trade names – Twincraft	23	2,629,300	419,164	2,210,136
		$12,175,800	$4,864,907	$7,310,893

Identifiable intangible assets at December 31, 2009 consisted of:

Assets	Estimated Useful Life (Years)	Adjusted Cost	Accumulated Amortization	Net Carrying Value
Trade names – Silipos	18	$2,688,000	$149,334	$2,538,666
Repeat customer base – Silipos	7	1,680,000	1,432,186	247,814
License agreements and related technology – Silipos	9.5	1,364,000	753,790	610,210
Repeat customer base – Twincraft	19	3,814,500	1,489,496	2,325,004
Trade names – Twincraft	23	2,629,300	333,426	2,295,874
		$12,175,800	$4,158,232	$8,017,568

As of December 31, 2009, it was determined that the carrying value of the Twincraft customer base was not recoverable and, accordingly, was written down to its fair value resulting in an impairment of $1,000,000.  Also, effective January 1, 2009, the Company changed the estimated useful life of the Silipos tradename from an indefinite life to a useful life of 18 years.

Aggregate amortization expense relating to the above identifiable intangible assets for the three months ended September 30, 2010 and 2009 was $235,394 and $265,591, respectively, and for the nine months ended September 30, 2010 and 2009 was $706,675 and $796,340, respectively. As of September 30, 2010, the estimated future amortization expense is $210,016 for 2010, $657,256 for 2011, $748,775 for 2012, $699,396 for 2013, $535,961 for 2014 and $4,459,489 thereafter.

(4) Inventories, net

Inventories, net, consisted of the following:
	September 30, 2010	December 31, 2009
Raw materials	$4,709,139	$3,752,980
Work-in-process	392,763	277,372
Finished goods	3,100,852	2,572,236
	8,202,754	6,602,588
Less: Allowance for excess and obsolescence	(582,228)	(614,379)
	$7,620,526	$5,988,209

(5)	Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wachovia Bank, N.A. (“Wachovia”), expiring on September 30, 2011.  No assurance can be given that the Company will be able to obtain a replacement facility on terms acceptable to the Company.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $3 million for term loans, and a sub-limit of $4 million on loans against inventory.  Loans under the Credit Facility bear interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined in the Credit Facility.  The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos and Twincraft) and any other company or person that hereafter becomes a borrower or owner of any property in which the lender has a security interest under the Credit Facility.  As of September 30, 2010, the Company had no outstanding advances under the Credit Facility and has approximately $7.6 million available under the Credit Facility related to eligible accounts receivable and inventory.  In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

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

 If the Company’s availability is less than $3 million, the Credit Facility requires compliance with various covenants including but not limited to a fixed charge coverage ratio of not less than 1.0 to 1.0.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At September 30, 2010, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $360,000, and other outstanding letters of credit of approximately $500,000.

 To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of three eighths of one percent (0.375%) on the unused portion of the loan commitment. The Company paid Wachovia a closing fee in the amount of $75,000 in August 2007. In addition, the Company paid legal and other costs associated with obtaining the Credit Facility of $319,556 in 2007.  In April 2008, the Company paid a $20,000 fee to Wachovia related to an amendment of the Credit Facility, which has been recorded as a deferred financing cost and is being amortized over the remaining term of the Credit Facility. As of September 30, 2010, the Company had unamortized deferred financing costs in connection with the Credit Facility of $95,574. Amortization expense for the three months ended September 30, 2010 and 2009 was $23,893 for each period, and for the nine months ended September 30, 2010 and 2009 was $71,680 for each period.

(6)	Segment Information

 At September 30, 2010, the Company operated in two segments (medical products and personal care).  The Company’s medical products segment, which used to include Langer UK, Bi-Op and the Langer branded custom orthotics and related products business, includes the orthopedic and prosthetic products of Silipos.  The personal care segment includes the operations of Twincraft and the personal care products of Silipos.  Regal operated in its own segment until its sale in 2008.  Assets and expenses related to the Company’s corporate offices are reported under “other” as they do not relate to any of the operating segments.  Intersegment sales are recorded at cost.

Segment information for the three and nine months ended September 30, 2010 and 2009 is summarized as follows:

Three months ended September 30, 2010	Medical Products	Personal Care	Other	Total
Net sales	$2,060,457	$9,930,135	$—	$11,990,592
Gross profit	1,042,393	2,514,962	—	3,557,355
Operating (loss) income	253,326	628,194	(702,112)	179,408
Total assets as of September 30, 2010	15,496,293	26,285,255	4,424,231	46,205,779

Three months ended September 30, 2009	Medical Products	Personal Care	Other	Total
Net sales	$2,238,089	$8,861,405	$—	$11,099,494
Gross profit	1,197,808	2,350,108	—	3,547,916
Operating (loss) income	313,747	598,175	(540,722)	371,200
Total assets as of September 30, 2009	16,790,062	29,355,518	6,129,590	52,275,170

Nine months ended September 30, 2010	Medical Products	Personal Care	Other	Total
Net sales	$6,662,844	$27,511,862	$—	$34,174,706
Gross profit	3,249,996	6,710,258	—	9,960,254
Operating (loss) income	635,826	1,221,106	(2,135,570)	(278,638)
Total assets as of September 30, 2010	15,496,293	26,285,255	4,424,231	46,205,779

Nine months ended September 30, 2009	Medical Products	Personal Care	Other	Total
Net sales	$6,503,389	$25,395,129	$—	$31,898,518
Gross profit	3,325,456	5,988,184	—	9,313,640
Operating (loss) income	604,501	1,134,245	(2,026,970)	(288,224)
Total assets as of September 30, 2009	16,790,062	29,355,518	6,129,590	52,275,170

Geographical segment information for the three and nine months ended September 30, 2010 and 2009 is summarized as follows:

Three months ended September 30, 2010	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$9,856,710	$913,834	$461,636	$758,412	$11,990,592
Gross profit	2,716,901	218,424	233,195	388,835	3,557,355
Operating income	(101,626)	63,503	82,452	135,081	179,410
Total assets as of September 30, 2010	45,908,640	—	297,139	—	46,205,779

Three months ended September 30, 2009	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$8,802,566	$1,149,824	$632,338	$514,766	$11,099,494
Gross profit	2,649,914	286,182	335,168	276,652	3,547,916
Operating (loss) income	67,293	90,427	118,091	95,389	371,200
Total assets as of September 30, 2009	51,898,094	—	377,076	—	52,275,170

Nine months ended September 30, 2010	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$27,113,071	$2,182,678	$1,933,607	$2,945,350	$34,174,706
Gross profit	7,096,193	506,763	921,012	1,436,286	9,960,254
Operating (loss) income	(1,068,452)	121,940	260,517	407,357	(278,638)
Total assets as of September 30, 2010	45,908,640	—	297,139	—	46,205,779

Nine months ended September 30, 2009	United States	Canada	Europe	Other	Consolidated Total
Net sales to external customers	$25,402,284	$3,061,428	$1,923,582	$1,511,224	$31,898,518
Gross profit	6,991,731	713,289	907,575	701,045	9,313,640
Operating (loss) income	(929,742)	190,059	254,805	196,654	(288,224)
Total assets as of September 30, 2009	51,898,094	—	377,076	—	52,275,170

(7)	Comprehensive Loss

The Company’s comprehensive losses were as follows:
	Nine months ended September 30,
	2010	2009
Net loss:	$(2,151,224)	$(1,103,789)
Other comprehensive loss:
Change in equity resulting from translation of financial statements into U.S. dollars	(54,876)	6,308
Comprehensive loss	$(2,206,100)	$(1,097,481)

(8)	Income (Loss) per share

Basic earnings per common share (“EPS”) are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted loss per share computations for the three and nine months ended September 30, 2010 and 2009 exclude approximately 1,728,000 shares each, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the three and nine months ended September 30, 2010 and 2009, respectively.

The following table provides a reconciliation between basic and diluted (loss) earnings per share:

	Nine months ended September 30,
	2010			2009
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and diluted EPS	$(2,151,224)	7,848,774	$(0.27)	$(1,103,789)	8,092,313	$(0.14)

	Three months ended September 30,
	2010			2009
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and diluted EPS	$(443,087)	7,848,774	$(0.06)	$(267,552)	7,788,774	$(0.03)

(9) Related Party Transactions

5% Convertible Subordinated Notes.   On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 (the “5% Convertible Notes”) in a private placement. The number of shares of common stock issuable on conversion of the 5% Convertible Notes, as of September 30, 2010, is 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances. During the year ended December 31, 2009, the Company’s Chairman of the Board of Directors, and largest beneficial shareholder, Warren B. Kanders, purchased $3,250,000, President and CEO, W. Gray Hudkins, and CFO and COO, Kathleen P. Bloch, each purchased $250,000 of the Company’s 5% Convertible Notes from certain previous debt holders. Mr. Kanders and trusts controlled by Mr. Kanders (as trustee for members of his family) own $5,250,000 of the 5% Convertible Notes, and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.  On September 29, 2008, an affiliate of Mr. Kanders entered into letter agreements with Mr. Hudkins and Ms. Bloch pursuant to which they agreed (i) not to sell, transfer, pledge, or otherwise dispose of or convert into common stock, any portion of the 5% Convertible Notes respectively owned by them, and (ii) to cast all votes which they respectively may cast with respect to any shares of common stock underlying the 5% Convertible Notes in the same manner and proportion as shares of common stock voted by Mr. Kanders and his affiliates.

Lease Agreement – Essex, Vermont.  On August 4, 2010, the Company’s wholly-owned subsidiary, Twincraft, Inc. (“Twincraft”), entered into a third amendment (the “Amendment”) to its existing sublease agreement dated October 1, 2003 (as amended, the “Essex Lease”) with Asch Enterprises, LLC (“Asch Enterprises”), a Vermont limited liability company, the principal of which is Peter A. Asch, a director of the Company and President of Twincraft.  Pursuant to the Essex Lease, Twincraft leases approximately 76,000 square feet in Essex, Vermont, for use as a warehouse facility.  The term of the Essex Lease was scheduled to expire on October 1, 2010.  The Amendment extends the term of the Essex Lease for a period commencing on October 1, 2010 and expiring on September 30, 2015 (the “Extended Term”).  Pursuant to the Amendment, Twincraft has the right to terminate the Essex Lease during the Extended Term upon two months’ prior written notice to Asch Enterprises, effective at any time following the first year of the Extended Term.  In the event of such a termination, in addition to any rent owing to Asch Enterprises, Twincraft will pay Asch Enterprises a termination fee of approximately $104,000 prior to the effective date of such termination.

(10) Litigation

In September 2010, Regal Medical Supply LLC (“Regal”) and its owners Ryan Hodge, John Shero and Carl David Ray commenced an action against the Company in the New York County Supreme Court seeking specific performance and contract damages, including attorneys’ fees and interest, based upon the indemnification provisions contained in the Purchase Agreement, dated June 11, 2008, pursuant to which Regal was sold by the Company and which provides for maximum indemnification liability of $501,000.  The plaintiffs claim that the Company violated certain of its representations and warranties contained in the Purchase Agreement, including the accuracy of accounts receivable and failure to disclose liabilities for an equipment lease, back taxes and an unliquidated amount owed to a customer.  The Company intends to vigorously contest these claims and has interposed an Answer denying the material allegations of the Complaint and raising several affirmative defenses.

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

On July 20, 2010, the Company received a letter from the Staff indicating that the Company had not regained compliance with the Bid Price Rule and that the Panel had made a determination to delist the Company’s common stock, par value $0.02 per share (trading symbol: PCGR), from Nasdaq.  The Company’s common stock was suspended from trading on the Nasdaq Capital Market effective at the opening of business on July 22, 2010 and Nasdaq filed a notification of removal from listing on Form 25 with the Securities and Exchange Commission (“SEC”) on September 20, 2010.  The delisting of the Company’s common stock was effective 10 days after this filing.

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

For the nine months ended September 30, 2010 and 2009, we derived approximately 19.5% and 20.4%, respectively, of our revenues from continuing operations, from our medical products segment and approximately 80.5% and 79.6%, respectively, from our personal care products segment.  For the nine months ended September 30, 2010 and 2009, we derived approximately 85.7% and 89.2%, respectively, of our revenues from continuing operations from North America, and approximately 14.3% and 10.8%, respectively, of our revenues from continuing operations from outside North America.  Of our revenue derived from North America for the nine months ended September 30, 2010 and 2009, approximately 92.5% and 89.2%, respectively, was generated in the United States and approximately 7.5% and 10.8%, respectively, was generated from Canada.

For the three months ended September 30, 2010 and 2009, we derived approximately 17.2% and 20.2%, respectively, of our revenues from continuing operations, from our medical products segment and approximately 82.8% and 79.8%, respectively, from our personal care segment.  For the three months ended September 30, 2010 and 2009, we derived approximately 89.8% and 89.7%, respectively, of our revenues from North America, and approximately 10.2% and 10.3%, respectively, of our revenues from outside North America.  Of our revenue derived from North America for the three months ended September 30, 2010 and 2009, approximately 91.5% and 88.4%, respectively, was generated in the United States and approximately 8.5% and 11.6%, respectively, was generated from Canada.

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

Goodwill and other identifiable intangible assets comprise a substantial portion (40.0% at September 30, 2010 and 43.3% at December 31, 2009) of our total assets.  As prescribed under FASB ASC 350-10 (prior authoritative literature: SFAS No. 142 “Goodwill and Other Intangible Assets”), we test annually for possible impairment to goodwill.  We engage a valuation analysis expert to prepare the models and calculations used to perform the tests, and we provide them with information regarding our reporting units’ expected growth and performance for future years.  The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time.  The Company continually monitors the expected cash flows of its reporting units for the purpose of assessing the carrying values of its goodwill and its other intangible assets.  Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.  At September 30, 2010, the Company believes its goodwill is not impaired.

As of September 30, 2010, the Company’s market capitalization was approximately $1,256,000, which is substantially lower than the Company’s estimated combined fair values of its two reporting units.  The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units as of October 1, 2009 (the annual testing date) to its market value (based upon its stock price at September 30, 2010), which included the quantification of a controlling interest premium.  In addition, the Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s report units and its market capitalization:

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

Nine months ended September 30, 2010 and 2009

The Company’s loss from continuing operations before income taxes for the nine months ended September 30, 2010 was approximately $(2,151,000) compared to a loss from continuing operations before income taxes for the nine months ended September 30, 2009 of approximately $(2,181,000).  The decrease in the Company’s loss from continuing operations before income taxes was due to an increase in sales of approximately $2,276,000, which produced an increase in gross profit of approximately $647,000, offset by increases in selling expenses of approximately $491,000 and increases in general and administrative expenses of approximately $160,000 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The Company’s loss from continuing operations for the nine months ended September 30, 2010 was approximately $(2,151,000) or $(0.27) per share on a fully diluted basis compared to a loss from continuing operations for the nine months ended September 30, 2009 of approximately $(1,105,000) or $(0.14) on a fully diluted basis. The operating results for the nine months ended September 30, 2010 include a non-recurring, non-cash deferred tax benefit of approximately $1,075,000.  This benefit results from the reversal of a previously established tax valuation allowance which was no longer required as a result of a change in the estimated useful life of the Silipos tradename from an indefinite life to a useful life of approximately 18 years effective January 1, 2009.

Net sales for the nine months ended September 30, 2010 were approximately $34,175,000 compared to approximately $31,899,000 for the nine months ended September 30, 2009, an increase of approximately $2,276,000, or 7.1% due to increases in sales at the Company’s operating subsidiaries, Twincraft and Silipos, when comparing the first nine months of 2010 to the first nine months of 2009.  Twincraft’s net sales for the nine months ended September 30, 2010 were approximately $24,302,000, an increase of approximately $698,000 or 3.0% as compared to net sales of approximately $23,604,000 for the nine months ended September 30, 2009, due to increases in sales to customers in the health and beauty aids (HBA) market.  Silipos’ net sales for the nine months ended September 30, 2010 were approximately $9,873,000, an increase of approximately $1,579,000 or 19.0% as compared to net sales of approximately $8,294,000 for the nine months ended September 30, 2009.  Approximately $805,000 of this increase is attributable to one large order received from a new customer, and the remainder of this increase is primarily due to an increase in the volume of orders from existing customers during the nine months ended September 30, 2010.

Twincraft’s sales are reported in the personal care products segment.  Also included in the personal care products segment are the net sales of Silipos personal care products which were approximately $3,210,000 in the nine months ended September 30, 2010, an increase of approximately $1,419,000 or 79.2% as compared to Silipos’ net sales of personal care products of approximately $1,791,000 for the nine months ended September 30, 2009.  This increase is primarily the result of orders received from new customers.

Net sales of medical products were approximately $6,663,000 in the nine months ended September 30, 2010, compared to approximately $6,503,000 in the nine months ended September 30, 2009, an increase of approximately $160,000 or 2.5%.  The increase was primarily due to increases in the volume of orders from certain existing customers in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Cost of sales, on a consolidated basis, increased approximately $1,630,000, or 7.2%, to approximately $24,214,000 for the nine months ended September 30, 2010, compared to approximately $22,585,000 for the nine months ended September 30, 2009.  Cost of sales as a percentage of net sales was 70.9% for the nine months ended September 30, 2010, as compared to 70.8% for the nine months ended September 30, 2009.  The increase in cost of goods sold as a percentage of net sales is primarily attributable to the shipment of a large order to a new customer at a higher than normal cost and the repricing of products to certain existing customers at Silipos.  This was offset by decreases in the raw material prices that Twincraft experienced during the first six months of the year.

Cost of sales in the medical products segment were approximately $3,413,000, or 51.2% of medical products net sales in the nine months ended September 30, 2010, compared to approximately $3,177,000 or 48.9% of medical products net sales in the nine months ended September 30, 2009, primarily due to the repricing of products to certain existing customers which was offset by increased overhead absorption due to higher production levels in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Cost of sales for the personal care products were approximately $20,802,000, or 76.6% of net sales of personal care products in the nine months ended September 30, 2010, compared to approximately $19,407,000, or 76.4% of net sales of personal care products in the nine months ended September 30, 2009, primarily as a result of the factors discussed above.

Consolidated gross profit increased approximately $647,000, or 6.9%, to approximately $9,960,000 for the nine months ended September 30, 2010, compared to approximately $9,314,000 in the nine months ended September 30, 2009.  Consolidated gross profit as a percentage of net sales for the nine months ended September 30, 2010 was 29.1%, compared to 29.2% for the nine months ended September 30, 2009.  Increases in net sales and reductions in raw material prices at Twincraft both contributed to the increase in consolidated gross profits.  These were offset by a change in the sales mix at Silipos.  A greater proportion of Silipos’ net sales were in the personal care market during the nine months ended September 30, 2010, which have a lower gross profit percentage than Silipos medical products.

General and administrative expenses for the nine months ended September 30, 2010 were approximately $5,594,000, or 16.4% of net sales, compared to approximately $5,434,000, or 17.0% of net sales for the nine months ended September 30, 2009, representing an increase of approximately $160,000.  Approximately $124,000 of the increase is related to legal fees.  In the nine months ended September 30, 2009, legal fees were reduced by approximately $256,000 as a result of the final judgment and award providing for reimbursement of legal fees incurred by the Company in connection with the Zook arbitration.  In addition, recruiting fees increased by approximately $76,000, insurance expense increased by approximately $26,000 and foreign currency expense increased by approximately $23,000.  These increases were offset by reductions in salaries and rents of approximately $80,000 as a result of our continuing efforts to reduce our corporate overhead structure and amortization of intangible assets of approximately $90,000.

Selling expenses increased approximately $491,000, or 14.0%, to approximately $3,997,000 for the nine months ended September 30, 2010, compared to approximately $3,506,000 for the nine months ended September 30, 2009.  Selling expenses as a percentage of net sales were 11.7% in the nine months ended September 30, 2010, compared to 11.0% in the nine months ended September 30, 2009.  The principal reasons for the increase were an increase in salaries and travel and entertainment expenses at Silipos of approximately $283,000 related to the hiring of additional personnel, including the vice president of sales and marketing in 2009, an increase in advertising expenses of approximately $51,000 and an increase in royalties of approximately $40,000.

Research and development expenses decreased from approximately $662,000 in the nine months ended September 30, 2009, to approximately $647,000 in the nine months ended September 30, 2010, a decrease of approximately $15,000, or 2.1% which was primarily attributable to decreases in salaries of approximately $23,000 and supplies of approximately $33,000.  These were offset by increases in clinical studies at Silipos of approximately $34,000.

Interest expense was approximately $1,916,000 for the nine months ended September 30, 2010, compared to approximately $1,930,000 for the nine months ended September 30, 2009, a decrease of approximately $14,000 as a result of lower interest expense related to the Silipos capital lease obligation.

Three months ended September 30, 2010 and 2009

The Company reported a loss from continuing operations for the three months ended September 30, 2010 of approximately $(443,000), or $(0.06) per share on a fully diluted basis, compared to a loss from continuing operations of approximately $(268,000), or $(0.03) per share on a fully diluted basis for the three months ended September 30, 2009. The principal reasons for the increase in loss from continuing operations are increases in general and administrative expenses of approximately $172,000 and increases in selling expenses of approximately $61,000.  These changes are more fully discussed below.

Net sales for the three months ended September 30, 2010 were approximately $11,991,000, compared to approximately $11,099,000 for the three months ended September 30, 2009, an increase of approximately $891.000, or 8.0%.  Twincraft’s net sales for the three months ended September 30, 2010 were approximately $8,786,000, an increase of approximately $881,000 or 11.1% as compared to net sales of approximately $7,905,000 for the three months ended September 30, 2009.  This increase was primarily due to increased sales to customers in the health and beauty aids (HBA) and national brand-equivalent markets during the three months ended September 30, 2010.  Silipos’ net sales for the three months ended September 30, 2010 were approximately $3,205,000, an increase of approximately $11,000 or 0.3% as compared to net sales of approximately $3,194,000 for the three months ended September 30, 2009 primarily as a result of increased personal care sales.

Twincraft’s sales are reported in the personal care products segment.  Also included in the personal care products segment are the net sales of Silipos personal care products, which were approximately $1,144,000 in the three months ended September 30, 2010, an increase of approximately $188,000 or 19.7% as compared to Silipos’ net sales of personal care products of approximately $956,000 for the three months ended September 30, 2009  primarily as a result of increases in orders received from new customers.

Net sales of medical products were approximately $2,060,000 in the three months ended September 30, 2010, compared to approximately $2,238,000 in the three months ended September 30, 2009, a decrease of approximately $178,000, or 8.0%.  The decrease was primarily due to a lower demand for our prosthetic related products in the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.

Cost of sales, on a consolidated basis, increased approximately $881,000, or 11.7%, to approximately $8,433,000 for the three months ended September 30, 2010, compared to approximately $7,552,000 for the three months ended September 30, 2009.  Cost of sales as a percentage of net sales was 70.3% for the three months ended September 30, 2010, as compared to cost of sales as a percentage of net sales of 68.0% for the three months ended September 30, 2009.  At Twincraft, cost of sales as a percentage of net sales was 78.0% for the three months ended September 30, 2010, as compared to cost of sales as a percentage of net sales for the three months ended September 30, 2009 of 76.7%.  This increase in cost of sales as a percentage of net sales was primarily the result of raw material price increases and increases in labor and shipping costs due to changes in the sales mix. At Silipos, cost of sales as a percentage of net sales was 49.4% for the three months ended September 30, 2010, as compared to 46.5% for the three months ended September 30, 2009.  This increase in cost of sales as a percentage of net sales was primarily the result of a change in the sales mix.  A greater proportion of Silipos’ net sales were in the personal care market during the three months ended September 30, 2010, which have a lower gross profit percentage than Silipos medical products.

Cost of sales in the personal care products segment were approximately $7,415,000 in the three months ended September 30, 2010 compared to approximately $6,511,000 in the three months ended September 30, 2009, an increase of approximately $904,000, primarily as a result of the factors discussed above.

Cost of sales in the medical products segment were approximately $1,018,000, or 49.4% of medical products net sales in the three months ended September 30, 2010, compared to approximately $1,040,000, or 46.5% of medical products net sales in the three months ended September 30, 2009, also due to the factors discussed above.

Consolidated gross profit increased approximately $9,000, or 0.3%, to approximately $3,557,000 for the three months ended September 30, 2010, compared to approximately $3,548,000 in the three months ended September 30, 2009. Consolidated gross profit as a percentage of net sales for the three months ended September 30, 2010 was 29.7%, compared to 32.0% for the three months ended September 30, 2009. At Twincraft, gross profit as a percentage of net sales was 22.0% for the three months ended September 30, 2010, as compared to 23.3% for the three months ended September 30, 2009. The primary reason for the decrease in gross profit as a percentage of net sales were increases in raw material prices and increases in labor and shipping costs due to a change in the sales mix.  At Silipos, gross profit as a percentage of net sales was 50.6% for the three months ended September 30, 2010, as compared to 53.5% for the three months ended September 30, 2009.  The principal reason for the decrease in gross profit as a percentage of net sales was due to a greater proportion of Silipos’ sales being in the personal care market in the three months ended September 30, 2010.

General and administrative expenses for the three months ended September 30, 2010 were approximately $1,871,000, or 15.6% of net sales, compared to approximately $1,699,000, or 15.3% of net sales for the three months ended September 30, 2009, an increase of approximately $172,000.  Approximately $211,000 of the increase is related to legal fees.  In the three months ended September 30, 2009, legal fees were reduced by approximately $256,000 as a result of the final judgment and award providing for reimbursement of legal fees incurred by the Company in connection with the Zook arbitration.

Selling expenses increased approximately $61,000, or 4.9%, to approximately $1,316,000 for the three months ended September 30, 2010, compared to approximately $1,255,000 for the three months ended September 30, 2009. Selling expenses as a percentage of net sales were 11.0% in the three months ended September 30, 2010, compared to 11.3% in the three months ended September 30, 2009. The increases are due to increases in sales salaries and related travel and entertainment expenses at Silipos of approximately $59,000 related to the hiring of additional personnel.

Research and development expenses decreased from approximately $222,000 in the three months ended September 30, 2009, to approximately $191,000 in the three months ended September 30, 2010, a decrease of approximately $31,000, or 14.0%.  The reduction is attributable to a decrease of clinical studies costs of approximately $32,000.

Liquidity and Capital Resources

Working capital as of September 30, 2010 was approximately $10,828,000, compared to approximately $11,369,000 as of December 31, 2009, a decrease of approximately $541,000.  This reduction is primarily the result of increases in accounts payable and accrued expenses of approximately $3,690,000, coupled with a decrease in cash of approximately $1,483,000, offset by increases in accounts receivable of approximately $3,066,000 and inventories of $1,658,000.  Unrestricted cash balances were approximately $3,117,000 at September 30, 2010, as compared to $4,600,000 at December 31, 2009.

 Net cash used in operating activities of continuing operations was approximately $(1,058,000) in the nine months ended September 30, 2010.  The cash used is attributable to our loss from continuing operations of approximately $(2,151,000), net of depreciation, amortization, and other non-cash expenses of approximately $2,506,000 and changes in our assets and liabilities of approximately $(1,413,000).  Net cash provided by operating activities of continuing operations was approximately $905,000 for the nine months ended September 30, 2009. The net cash provided by operating activities of continuing operations for the nine months ended September 30, 2009 is attributable to our loss from continuing operations of $(1,105,000), which was offset by non-cash depreciation, amortization, and other non-cash expenses of approximately $1,606,000 and changes in the balances of assets and liabilities of approximately $404,000.

Net cash used in investing activities was approximately $(395,000) in the nine months ended September 30, 2010.  Net cash used in investing activities was approximately $(256,000) in the nine months ended September 30, 2009.  Cash flows used in investing activities for the nine months ended September 30, 2010 were as a result of cash provided from the sale of Langer Branded Orthotics of approximately $238,000, offset by approximately $633,000 of cash used to purchase equipment.  Net cash used in investing activities in the nine months ended September 30, 2009 reflects the net cash proceeds from the sale of Langer Branded Orthotics of approximately $354,000, offset by purchases of property and equipment of approximately $610,000.

 Net cash used in financing activities in the nine months ended September 30, 2010 was approximately $(17,000).  Net cash used in financing activities in the nine months ended September 30, 2009 was approximately $(494,000).  Cash used in financing activities for the nine months ended September 30, 2010 was related to principal payments on the Silipos capital lease obligation of approximately $(36,000), offset by cash received on the Company’s note receivable related to the sale of Langer UK of approximately $19,000.  Net cash used in operating activities in the nine months ended September 30, 2009 was related to the Company’s purchase of treasury stock.

In the nine months ended September 30, 2010, we generated a net loss of approximately $(2,151,000), compared to a net loss of approximately $(1,104,000) for the nine months ended September 30, 2009, an increase in net loss of approximately $1,047,000.  There can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs.  We may finance acquisitions of other companies or product lines in the future from existing cash balances, through borrowings from banks or other institutional lenders, and/or the public or private offerings of debt or equity securities. We cannot make any assurances that any such funds will be available to us on favorable terms, or at all.

Our Credit Facility with Wachovia Bank expires on September 30, 2011.  No assurance can be given that the Company will be able to obtain a replacement facility on terms acceptable to the Company.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million.  The Credit Facility bears interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined.  The obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in all the assets of the Company and its subsidiaries.  The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million.  As of September 30, 2010, the Company does not have any outstanding advances under the Credit Facility and has approximately $9.4 million (which includes approximately $1.8 million in term loans based upon the value of Twincraft’s machinery and equipment) available under the Credit Facility.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit.  At September 30, 2010, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $360,000, and other outstanding letters of credit of approximately $500,000.

The Company has recently experienced increases in the price of soap base as a result of increases in the price of palm oil, the largest raw material used by Twincraft in the production of soap.  Further increases in such prices could adversely affect the Company’s financial results.

Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”).  The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes, including an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes, (collectively, the “Underlying Shares”) in January, 2007, and filed Amendment No. 1 to the registration statement in November, 2007, Amendment No. 2 in April 2008, and Amendments No. 3 and 4 in June 2008; the registration statement was declared effective on June 18, 2008.  The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007.  For each of the nine months ended September 30, 2010 and 2009 the Company recorded interest expense related to the 5% Convertible Notes of approximately $1,083,000.  At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes.  On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares.  This adjustment to the conversion price resulted in an original debt discount of $476,873.  Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815-40 which required a retrospective adjustment to the debt discount.  At January 1, 2009, the debt discount was adjusted to $1,312,500.  This amount is being amortized over the remaining term of the 5% Convertible Notes and is recorded as interest expense in the consolidated statements of operations. The charge to interest expense relating to the debt discount for the three and nine months ended September 30, 2010 was approximately $112,500 and $337,000, respectively.

The principal of the 5% Convertible Notes is due on December 7, 2011, subject to the earlier call of the 5% Convertible Notes by the Company, as follows: (i) the 5% Convertible Notes could not be called prior to December 7, 2007; (ii) from December 7, 2007, through December 7, 2009, the 5% Convertible Notes could have been called and redeemed for cash, in the amount of 105% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); (iii) after December 7, 2009, the 5% Convertible Notes may be called and redeemed for cash in the amount of 100% of the principal amount of the 5% Convertible Notes (plus accrued but unpaid interest, if any, through the call date); and (iv) at any time after December 7, 2007, if the closing price of the common stock of the Company on the NASDAQ (or any other exchange on which the Company’s common stock is then traded or quoted) has been equal to or greater than $7.00 per share for 20 of the preceding 30 trading days immediately prior to the Company’s issuing a call notice, then the 5% Convertible Notes shall be mandatorily converted into common stock at the conversion price then applicable.  The Company had a Special Meeting of Stockholders on April 19, 2007, at which the Company’s stockholders approved the issuance by the Company of the shares acquirable on conversion of the 5% Convertible Notes.

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

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,664,000 as of September 30, 2010, and the Company’s obligations under its Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm. Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which is being amortized through December 7, 2011, the due date for the payment of principal on the 5% Convertible Notes. The amortization of these costs for the three and nine months ended September 30, 2010 was $66,187 and $198,560, respectively.

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018. This lease also contains two five-year renewal options. As of September 30, 2010, the Company’s obligation under capital lease, excluding current installments, is approximately $2,431,000.

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in the quarterly report on Form 10-Q, in other SEC filings by the Company, in press releases, and in presentations by the Company or its management, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the Company of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negative thereof, other variations thereon or comparable terminology or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. Such forward looking statements include, but are not limited to, those relating to the Company’s financial and operating prospects, future opportunities, the Company’s acquisition strategy and ability to integrate acquired companies and assets, outlook and financial health of customers, and reception of new products, technologies, and pricing. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those contemplated by such forward-looking statements.  These risks and uncertainties include, among others, the delisting of our common stock from the Nasdaq Capital Market and actions taken by holders of our common stock in response to this announcement; the willingness of market makers to continue to trade the Company's common stock on the Pink Sheets; the history of net losses and the possibility of continuing net losses during and beyond 2010; the current economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products; the risk that any intangibles on our balance sheet may be deemed impaired resulting in substantial write-offs; the risk that we may not be able to raise adequate financing to fund our operations and growth  prospects; risks associated with our ability to repay debt obligations, including the risk that the Company is unable to finance its 5% Convertible Notes; the cost and expense of complying with government regulations which affect the research,  development and formulation of our products; changes in our relationships with customers; declines in the business of our customers; the loss of major customers; volatility in the prices of raw materials used in our products; associated with the acquisition and integration of businesses we may acquire; the risk that we may not find a suitable replacement Chief Financial Officer and Chief Operating Officer; and other factors described in the “Risk Factors” section of the Company's filings with the Securities and Exchange Commission, including the Company's latest annual report on Form 10-K and most recently filed Forms 8-K and 10-Q.  Also, the Company’s business could be materially adversely affected and the trading price of the Company’s common stock could decline if any such risks and uncertainties develop into actual events. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, who are, respectively, the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In September 2010, Regal Medical Supply LLC (“Regal”) and its owners Ryan Hodge, John Shero and Carl David Ray commenced an action against the Company in the New York County Supreme Court seeking specific performance and contract damages, including attorneys’ fees and interest, based upon the indemnification provisions contained in the Purchase Agreement, dated June 11, 2008, pursuant to which Regal was sold by the Company and which provides for maximum indemnification liability of $501,000.  The plaintiffs claim that the Company violated certain of its representations and warranties contained in the Purchase Agreement, including the accuracy of accounts receivable and failure to disclose liabilities for an equipment lease, back taxes and an unliquidated amount owed to a customer.  The Company intends to vigorously contest these claims and has interposed an Answer denying the material allegations of the Complaint and raising several affirmative defenses.

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

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.1	Form of Stock Option Agreement pursuant to 2007 Stock Incentive Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC GROUP, INC.

Date: November 3, 2010	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2010	By:	/s/ KATHLEEN P. BLOCH
Kathleen P. Bloch
Vice President, Chief Operating Officer, and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Stock Option Agreement pursuant to 2007 Stock Incentive Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)).

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).