Form 10-K
period 2010-12-31
PC GROUP, INC.
filed 2011-03-23
CIK 725460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $1,949,523, as computed by reference to the closing sale price on the NASDAQ Global Market of such common stock ($0.41) multiplied by the number of shares of voting stock outstanding on June 30, 2010 held by non-affiliates (4,754,934 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the registrant.

The number of shares of the registrant’s common stock outstanding at March 22, 2011 was 7,848,774 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PC GROUP, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2010

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

These risks and uncertainties include, among others:

•	The willingness of market makers to trade our common stock on Pink Sheets.

•	Our history of net losses and the possibility of continuing net losses beyond 2010.

•	Our ability to repay debt obligations, including the risk that we may be unable to refinance our 5% Convertible Notes due in December 2011.

•	Our ability to continue as a going concern.

•	The recent economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products.

•	The risk that any intangibles on our balance sheet may be deemed impaired resulting in substantial write-offs.

•	The risk that we may not be able to raise adequate financing to fund our operations and growth prospects.

•	The cost and expense of complying with government regulations which affect the research, development and formulation of the products.

•	Risks associated with the acquisition and integration of businesses we may acquire.

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

Delisting by the Nasdaq Stock Market

On January 11, 2010, the Office of General Counsel (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) informed PC Group, Inc. (the “Company”) that the Nasdaq Hearings Panel (the “Panel”) reviewing the Company’s listing had granted the Company until July 19, 2010 to achieve a minimum bid price of $1.00 or more for at least ten consecutive trading days as required by Listing Rule 5550(a)(2) (the “Bid Price Rule”), which did not occur.

On July 20, 2010, the Company received a letter from the Staff indicating that the Company had not regained compliance with the Bid Price Rule and that the Panel had made a determination to delist the Company’s common stock, par value $0.02 per share (trading symbol: PCGR), from Nasdaq.  The Company’s common stock was suspended from trading on the Nasdaq Capital Market effective at the opening of business on July 22, 2010 and Nasdaq filed a notification of removal from listing on Form 25 with the Securities and Exchange Commission (“SEC”) on September 20, 2010, with the delisting of the Company’s common stock effective 10 days after such filing.  The Company intends to file a Form 15 to deregister its Common Stock under Sections 12(g) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and cease further filings under the Exchange Act thereafter.

The Company’s common stock began to be quoted on the OTCQB™ marketplace of the Pink OTC Markets Inc. commencing on July 22, 2010.

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

We believe that growth of the orthopedic and prosthetic markets we target will be driven by the following factors:

•
Aging Population. By 2050, it is estimated that the median age of individuals in highly developed countries will be 45.5 years as compared to a median age of 37.3 years in 2000. With longer life expectancy, possible expansion of insurance coverage, improved technology and devices, and greater mobility, individuals are expected to seek orthopedic services and products more often.

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

Growth Strategy

•
Research, Product, and Process Development.  Since 2003, we have introduced over 100 new products. We also have invested resources in internally developing alternate gel materials and other thermoplastic elastomer materials in partnership with outside parties which we expect to increase our competitiveness.  We have also developed a new line of scar management products utilizing our gel based technologies.  These products, which were evaluated in a clinical study with positive results, are designed to compete favorably with scar management treatments that are currently offered in the marketplace.

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

•
Strategic Evaluation and Acquisition of Complementary Businesses.  In 2008, we completed the divestitures of our non-core and underperforming businesses.  Moving forward, subject to the availability of financing, we may consider targeted acquisitions in order to gain access to new product groups and customer channels and increase penetration of existing markets.

Competitive Strengths

Management Team. Our management team has been involved in the acquisition and integration of a substantial number of companies. Our Chairman of the Board of Directors, Warren B. Kanders, brings a track record spanning over 20 years of building public companies through strategic acquisitions to enhance organic growth. W. Gray Hudkins, who became our Chief Operating Officer on October 1, 2004, and our President and Chief Executive Officer on January 1, 2006, brings a strong investment banking background and has been involved in the acquisition and integration of acquired companies prior to joining us, and has played a significant role in the acquisition and the integration of Silipos and Twincraft.  We are also reliant upon the skills and experience of Peter A. Asch, the President of Twincraft and of our personal care products division and a member of our Board of Directors.

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

Our customers include international, national, and regional distributors.  Our personal care customers include branded marketers of such products, specialty retailers, direct marketing companies, and companies that service various amenities markets.  We have a diverse customer base, and for the year ended December 31, 2010, no customer accounted for more than 10.0% of our revenues.

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

We also believe certain trademarks and trade names, including Silipos®, Gel-care®, Siloliner®, DuraGel®, and Silopad®, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse effect on our business.  For the year ended December 31, 2010, revenues generated by the products incorporating the technologies licensed under the AEI and Zook licenses accounted for approximately 25.3% of our revenues.

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

Employees

As of March 1, 2011, we have 289 employees, of which 219 were located in Winooski, Vermont, 57 were located in Niagara Falls, New York, seven were located in New York, New York, and six are outside salespeople at various other locations. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

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

Personal Care Product Regulation

Our personal care products are subject to regulation by the U.S. FDA, FTC, the Consumer Product Safety Commission (the “CPSC”) and various other federal, state, and foreign governmental authorities. Depending upon product claims and formulation, skincare products may be regulated as consumer products, cosmetics, drugs or devices. The Silipos skincare products are primarily regulated as cosmetics, with the exception of the scar management gel sheeting which are medical devices because of their mode of use. Currently 60.2% of the Twincraft business is soap product that is not regulated by the FDA, but by the CPSC as a consumer product. Currently  38.3% of the Twincraft business is beauty soap/cleanser that is regulated by FDA as a cosmetic. Currently 1.5% of the Twincraft business is antimicrobial soap that is regulated by FDA as an OTC drug product.

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

We do not collect, use, maintain or transmit patient health information protected by these privacy laws, and we are not otherwise currently subject to them.  However, we were subject to them when we owned and operated Regal Medical Supply, LLC (“Regal”).  Regal is a covered entity directly subject to these privacy laws.  Moreover, Regal had contractual arrangements with other covered entities that at that time involved the use and disclosure of patient information (called “business associate agreements”).  Any patient information we may have held associated with the operations of Regal, either directly as a covered entity or indirectly as a business associate of another covered entity, was transferred in accordance with applicable law to Regal’s purchaser upon our divestiture of Regal, and we did not retain any patient information.  Any business associate obligations Regal may have had regarding patient information were likewise transferred to Regal’s purchaser.  As a result, we are no longer directly subject to these privacy laws although it is possible we could be found to be liable if a violation of these laws was determined to have occurred, prior to our divestiture of Regal, which could subject us to criminal or civil penalties and fines.

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

Medicare policies are important to our business because some of our products are covered by Medicare and sold to Medicare beneficiaries. Moreover, third-party payers often model their policies after the Medicare program’s coverage and reimbursement policies. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Modernization Act, was enacted. This legislation, among other things, substantially revised the manner in which Medicare covers and pays for items of durable medical equipment and orthotic devices. Among other things, the Modernization Act provided that all Medicare suppliers of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) must meet new supplier quality standards and be accredited by independent accreditation organizations. Our suppliers are subject to these new quality standards and accreditation requirements. This legislation also provided that certain products would be required to meet specified clinical conditions to qualify for Medicare payment.  The Modernization Act also changed the payment methodology that would apply to certain items of DMEPOS by providing that beginning in 2007, Medicare would begin paying for them through a competitive bidding program instead of the fee schedule payment methodology. Off-the-shelf orthotic devices and other non-Class III devices were originally subject to the competitive bidding program, which was scheduled to begin in ten high population metropolitan statistical areas in 2007, and then be expanded to 70 metropolitan statistical areas in 2009, and additional areas thereafter. Payments in regions not subject to competitive bidding may also be adjusted using payment information from regions subject to competitive bidding.  The Centers for Medicare and Medicaid Services (“CMS”) published final regulations governing the competitive bidding program on April 10, 2007, and ultimately awarded 329 contracts to qualified suppliers of DMEPOS.  Payment pursuant to the competitive bidding program was scheduled to begin on July 1, 2008, in the ten identified competitive bidding areas.

On July 15, 2008, the Medicare Improvements for Patients and Providers Act (“MIPPA”) was enacted.  MIPPA made certain limited changes to the Modernization Act’s competitive bidding program.  First, MIPPA delayed implementation of the competitive bidding program and terminated all of the previously awarded 329 contracts, effective June 30, 2008.  This action effectively reinstated the payment methodology for the competitively bid items and services to the Medicare fee schedule amounts and allowed any enrolled DMEPOS supplier to provide the items and services in accordance with Medicare rules.  Second, MIPPA required that a second round of competition to select DMEPOS suppliers be conducted to rebid the previously awarded contracts.  This rebid included the same items and services bid in the first round and in the same geographic areas, with certain limited exceptions, and the contracts and prices resulting from the first round of the rebid took effect beginning January 1, 2011.  MIPPA also delays competition for round two of the competitive bidding program from 2010 to 2011 and subsequent competition under the program from 2010 until after 2011.

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

Anti-kickback and Fraud Laws

Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. Health and Human Services (“HHS”) has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure health care providers and other parties that they will not be prosecuted under the Medicare Fraud and Abuse Statute. Although full compliance with these provisions ensures against prosecution under the Medicare Fraud and Abuse Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Medicare Fraud and Abuse Statute will be pursued. The penalties for violating the Medicare Fraud and Abuse Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal health care programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for health care services reimbursed by any source, not only by the Medicare and Medicaid programs.  Both the scope and exceptions to these state laws vary from state to state.

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

Inflation

We have in the past been able to increase the prices of our products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, except for increases in soap base prices.  Soap base prices, which previously were highly correlated to petroleum prices, increased significantly during 2010 without a corresponding increase in petroleum prices.  We were unable to fully pass this increase on to our customers.  Due to the dramatic price volatility, there can be no assurance that Twincraft’s soap base pricing will not continue to increase in the future.

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

For the twelve months ended December 31, 2010 and 2009, the Company had consolidated net losses of $1.4 million and $8.5 million, respectively.  We face the risk that these losses may continue beyond 2010.  In order for us to achieve and maintain consistent profitability from our operations, we must achieve product revenue above current levels. We may increase our operating expenses as we attempt to expand our product lines and to the extent we acquire other businesses and products. As a result, we may need to increase our revenues significantly to achieve sustainable profitability. We cannot assure you that we will be able to achieve sustainable profitability. Any such failure could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

We may not be able to refinance our indebtedness and our auditors have expressed doubt regarding our ability to continue as a “going concern.”

We anticipate needing to refinance all or a portion of our indebtedness, including the $23,780,000 of our 5% Convertible Notes due December 7, 2011 (“5% Convertible Notes”), as we do not expect to have sufficient cash from operations to repay such indebtedness in full at maturity.   We cannot assure you that we will be able to refinance our indebtedness on commercially reasonable terms or at all.  As a result of our expected need to refinance the 5% Convertible Notes, and our current lack of financial liquidity, our auditors’ report for our 2010 financial statements, which are included as part of this Annual Report on Form 10-K, contains a statement concerning our ability to continue as a “going concern.” Our continuation as a going concern is dependent upon, among other things, achieving profitable operations and either refinancing our 5% Convertible Notes with the current Noteholders or obtaining outside equity or debt financing. However, we may be unable to achieve these goals and therefore may be unable to continue as a going concern.

A write-off of intangible assets may adversely affect our results of operations.

In the year ended December 30, 2010, we recorded a $980,000 impairment relating to our Twincraft customer list.  This impairment was based upon the results of an independent valuation of the Company’s identifiable intangible assets and goodwill at October 1, 2010.  In the year ended December 31, 2009, we recorded a $1.0 million impairment, related to our Twincraft customer list and a $4.7 million impairment to the goodwill associated with Twincraft.  At December 31, 2010, our total assets include intangible assets of $17.3 million, which includes goodwill of $11.2 million acquired in connection with prior acquisitions.  We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable in which case a charge to earnings is required.  In the future, we may need to record additional provision(s) for impairment, and such provision(s) may be material, which could have a material adverse effect on the market price of our common stock and our financial condition and results of operations.  The current unsettled economic environment increases the likelihood of additional impairments in the future.

The Company uses the income and the market approach when testing for goodwill impairment. The Company weighs these approaches by using an 80% factor for the income approach and 20% for market approach. Together these two factors estimate the fair value of the reporting units. The Company’s goodwill relates to their Silipos-Medical and Silipos- Personal care reporting units. The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate for both reporting units combined of approximately 15.2%.  If the Company were to reduce its revenue projections on the medical reporting unit by 7.5% within the income approach, the fair value of the reporting unit would be below carrying value. For the medical reporting unit, the Company used 9% growth for 2011 and an average of 13.5% for the years 2012 through 2014 and a declining growth rate from 13% down to 3.5% for the years thereafter. The gross profit margins used are consistent with historical margins achieved by the Company.  If there is a margin decline of 3.5% or more for the medical reporting unit, the model would yield results of a fair value less than carrying amount.

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

Raw and packaging material commodities are subject to wide price variations. Increases in the costs of these commodities and other costs, such as energy costs, may adversely affect the Company’s profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies. Of particular importance is the price of soap base, the largest raw material used in the production of soap, representing over 60.0% of Twincraft’s raw material purchases for 2010.  Soap base prices, which previously were highly correlated with petroleum prices, increased significantly during 2010 without a corresponding increase in petroleum prices. We were not able to fully pass these price increases on to our customers during 2010 and can provide no assurance that we will be able to do so in the future.  Since soap base has recently been subject to dramatic price volatility, there can be no assurance that Twincraft’s soap base costs will not continue to increase in the future which would have a negative impact on our gross profit and our net income.

Changes in the requirements of our personal care customers and increasing dependence on key customers may adversely affect our business.

Our personal care products are sold in a highly competitive global marketplace which is experiencing increased trade concentration. With the growing trend toward consolidation, we are increasingly dependent on key customers. They may use their bargaining strength to demand lower prices, higher trade discounts, allowances or slotting fees, which could lead to reduced sales or profitability. We may also be negatively affected by changes in the requirements of our customers, such as inventory de-stocking, and other conditions. Additionally, the nature of our customer orders requires numerous changes being made to our manufacturing lines to accommodate different products containing varying formulations. We cannot assure you that we will be able to effectively and efficiently manage our manufacturing of our products.

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

Our product expansion programs, debt servicing requirements, targeted acquisition strategy, and existing operations will require substantial capital resources.  We cannot assure you that we will be able to generate sufficient operating cash flow or obtain sufficient additional financing to meet these requirements.  In May 2007, we negotiated and executed a $20 million asset-based lending facility with Wells Fargo Bank, National Association.  Subsequent amendments to the facility have reduced maximum availability to $12 million. This facility, alone, may not be adequate to supply the amount of capital that may be required in the event of any material acquisition. As of February 28, 2011, our availability under the credit facility was approximately $8.7 million.  Any material acquisition is subject to the approval of Wells Fargo.  If we do not have adequate resources and cannot obtain additional capital on terms acceptable to us or at all, we may be required to reduce operating costs by altering and delaying our business plan or otherwise radically altering our business practices.  Failure to meet our future capital requirements could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

We may be unable to realize the benefits of our net operating loss (“NOL”) carryforwards.

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Additionally, future utilization of net operating losses may be limited under existing tax law due to the change in control of PC Group in 2001 and may be further limited as a result of any future offerings of our common stock.

The amount of NOL carryforwards that we have claimed to date of approximately $24 million has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOL or any deductions or losses included in such calculation, and provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS were successful with respect to any challenge in respect of the amount of our NOL, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

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

The recent economic downturn could continue to result in a decrease in our future sales, earnings, and liquidity.

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

On May 11, 2007, we entered into a loan and security agreement with Wells Fargo Bank, National Association, under which we have obtained a credit facility for loans and other financial accommodations of up to a current maximum of $12 million, of which approximately $8.7 million is available as of February 28, 2011.  The amount of funds available to us under the credit facility is based primarily on our levels of eligible accounts receivable and eligible inventory, and as of the date of this report, we do not have any currently outstanding borrowings under the facility. Substantially all our assets, including assets acquired in the future, are pledged to the lender to secure our obligations to the lender. If we draw down funds under the credit facility and are unable to repay the funds when due, or are otherwise in default of the financial covenants and related obligations under the credit facility, the lender would have the right to foreclose upon our assets, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Furthermore, this credit facility with Wells Fargo Bank expires on September 30, 2011.  Although we intend to extend or replace this credit facility on or prior to maturity, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.  A failure to extend or replace our credit facility could have a materially adverse effect on our business, prospects, financial condition and results of operations.

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

We enter into multi-year contracts with some of our customers which include terms affecting our pricing flexibility.  There can be no assurance that these restraints will not have an adverse impact on our margins and operating income. While we have a diverse customer base, and no customer or distributor constituted more than 9.2% of our consolidated revenues for the year ended December 31, 2010, we do have significant customers and independent, third-party distributors, the loss of any of which could have a material negative effect on our consolidated results of operations. Additionally, we cannot assure you that we will not be subject greater customer concentration in the future.

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

Our operations are dependent upon the skill, experience and performance of a relatively small group of key management and technical personnel, including our Chairman, our President, and Chief Executive Officer and our head of our personal care business segment. The unexpected loss of the services of one or more of key management and technical personnel could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Our Chairman and our President and Chief Executive Officer devote only as much of their time as is necessary to the affairs of the Company and also devote time serving in various capacities with other public and private entities, including entities owned and controlled by Mr. Kanders.  As part of the Company’s strategic realignment, the Company has retained a consultant to assist us in growing our revenues in our core markets and to explore various strategic alternatives and financing options that are available to us, particularly as they relate to our 5% Convertible Notes.  If appropriate as a result of strategic changes in the nature of the Company’s business, arrangements with certain executive officers of the Company may be adjusted so they only devote as much time as is necessary to the affairs of the Company and serve other public and private entities including Kanders & Company in various capacities. While management believes any such non-exclusive arrangements involving Kanders & Company will benefit the Company by availing itself of certain of the resources of Kanders & Company, the other business interests of these individuals could limit their ability to devote time to our affairs.

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

We hold or have the exclusive right to use a variety of patents, trademarks and copyrights in several countries, including the United States that we are dependent on, including patents and patent applications in the U.S. and certain foreign jurisdictions and a number of trademarks for technologies and brands related to our product offerings. The ownership of a patent or an interest in a patent does not always provide significant protection, and the patents and patent applications in which we have an interest may be challenged as to their validity or enforceability. Others may independently develop similar technologies or design around the patented aspects of our technology. Challenges may result in potentially significant harm to our business. We are also dependent upon a variety of methods and technologies that we regard as proprietary trade secrets. In addition, we have (i) a non-exclusive, paid up (except for certain administrative fees) license with Applied Elastomerics, Incorporated (the “AEI License”) dated as of November 30, 2001, as amended, to manufacture and sell certain products using mineral oil based gels under certain patents, during the life of such patents, and (ii) a license with Gerald Zook (the “Zook License”), effective as of January 1, 1997, to manufacture and sell certain products using mineral oil based gels under certain patents and know how, during the life of such patents, in exchange for sales based royalty payments, that is exclusive as to certain products but is non-exclusive as to others.  We believe our trademarks and trade names, including Silipos®, Gel-Care®, Siloliner®, DuraGel® and Silopad®, contribute significantly to brand recognition for our products, and the inability to use one or more of these names could have a material adverse affect on our business. For the years ended December 31, 2010 and 2009, revenues generated by the products incorporating the technology licensed under the AEI License accounted for approximately 25.3% and 23.0% of our revenues, respectively.

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

While a majority of our business is denominated in United States dollars, in 2010 we maintained operations in Canada that required payments in the local currency and payments received from customers for goods sold in foreign countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the United States dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results.  If the value of the U.S. dollar were to increase in relation to that currency in the future, there could be a negative effect on the value of our sales in that market when we convert amounts to dollars when we prepare our financial statements. We do not engage in hedging or similar transactions to reduce these risks.

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

In connection with our 2008 divestitures, we are subject to certain non-competition and non-solicitation restrictions.

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

As of March 22, 2011, Warren B. Kanders, our Chairman of the Board of Directors, in his capacity as sole manager and voting member of Langer Partners, LLC (“Langer Partners”) and the sole stockholder of Kanders & Company, Inc., may be deemed to be the beneficial owner of  2,115,906 shares, or approximately 27.0% of our outstanding common stock. (This amount does not include options which if exercised would provide 615,000 additional shares of common stock and restricted stock awards of 500,000 shares, which presently will vest only if and when the Company has earnings before interest, taxes, depreciation and amortization of at least $10,000,000 in any period of four consecutive fiscal quarters, commencing with the quarter beginning January 1, 2007, or 1,126,199 shares issuable upon conversion of the 5% Convertible Notes). As of March 22, 2011, current executive officers and directors, including Mr. Kanders, beneficially own an aggregate of 3,093,840 shares (excluding the options and restricted stock awards, shares issuable upon conversion of the 5% Convertible Notes, and shares associated with unexercised warrants referenced above) or approximately 39.4% of our outstanding common stock. Consequently, Mr. Kanders, acting alone or together with our other officers and directors, has the ability to significantly influence all matters requiring stockholder approval, including the election of our directors and the outcome of corporate actions requiring stockholder approval, such as a change in control.

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

Shares of our common stock have been thinly traded in the past and are currently traded in the OTC market.

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

Our common stock is currently traded on the OTCQB™ marketplace of the Pink OTC Markets Inc. The trading of our common stock in the OTC Market may have an adverse impact on the price of our shares of common stock, the volatility of the price of our shares and/or the liquidity of an investment in our shares of common stock.  Additionally, we cannot provide any assurance that our common stock will continue to be traded on the OTCQB™ marketplace.

We may issue a substantial amount of our common stock in the future which could cause dilution to investors and otherwise adversely affect our stock price.

A key element of our compensation strategy is to base a portion of the compensation payable to management and our directors on restricted stock awards and other equity-based compensation, to align the interests of directors and management with the interests of the stockholders. In 2007, we issued restricted stock awards for an aggregate of 955,000 shares to eight officers and directors, of which restricted stock awards for 797,500 shares to five officers and directors remain.  These awards will vest if and when the Company achieves certain financial and operating targets or, in some cases, upon a change of control. None of the restricted stock awards granted in 2007 is presently vested.

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

On December 8, 2006, we sold $28,880,000 of our 5% Convertible Notes in a private placement.  At December 31, 2010, $23,780,000 of our 5% Convertible Notes remain outstanding.  At the date of issuance, the 5% Convertible Notes were convertible into 6,080,000 shares of our common stock at a conversion price of $4.75 per share. As a result of the anti-dilution provisions of the 5% Convertible Notes and the issuance of 1,068,356 shares of common stock in the Twincraft acquisition and 333,483 shares in the Regal acquisition, the 5% Convertible Notes are now convertible into 6,195,165 shares of our common stock, at a conversion price, as adjusted, of $4.6617 per share, subject to further adjustment in certain circumstances. The conversion of the 5% Convertible Notes could result in dilution in the value of the shares of our outstanding stock and the voting power represented thereby. The effect of the conversion of all of our outstanding 5% Convertible Notes would be to increase outstanding shares and dilute current shareholders by approximately 42.8% at March 17, 2011. In addition, the conversion price of our 5% Convertible Notes may be lowered under the conversion price adjustment provisions of the notes in certain circumstances, including if we issue common stock at a net price per share less than the conversion price then in effect or if we issue rights, warrants or options entitling the recipients to subscribe for or purchase shares of our common stock at a price per share less than the conversion price (after taking into account any consideration we received for such rights, warrants or options). A reduction in the conversion price would result in an increase in the number of shares issuable upon the conversion of our 5% Convertible Notes. We also have a significant number of stock options and warrants outstanding, and restricted stock awards which would vest if we achieve certain performance targets.  Effective January 1, 2009, the Company adopted FASB ASC 815-40 (prior authoritative literature: EITF 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock”) and have adjusted the conversion option in its convertible debt to its fair value.

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

Item 2. Properties

We are headquartered and have sales offices in New York, New York and operate manufacturing facilities in Niagara Falls, New York, and Winooski, Vermont.  The following table sets forth information about our real properties where our manufacturing, warehouse, sales and office space are located:

Location	Use	2010 Annual Rent	Owned/ Leased	Lease Termination Date		Size (Square Feet)

Niagara Falls, New York	Manufacturing and distribution	$453,512	Leased	May 31, 2018	(1)	40,000
Niagara Falls, New York	Manufacturing	$34,032	Leased	February 28, 2012	(2)	5,250
New York, New York	Corporate headquarters and sales	$81,500	Leased	April 30, 2011	(3)	3,000
King of Prussia, Pennsylvania	Vacant	$101,717	Leased	December 31, 2012	(4)	24,000
Winooski, Vermont	Manufacturing and distribution	$452,500	Leased	January 22, 2014	(5)	90,500
Essex, Vermont	Distribution and warehousing	$303,600	Leased	September 30,2015	(5)	80,100

(1)	The rent increases each year throughout the lease.

(2)	The lease was renewed to February 28, 2012.

(3)	Management expects to lease comparable space upon lease expiration.

(4)	Formerly Regal Medical Supply, LLC’s sales and administration offices; the property has been sublet commencing November 1, 2010.

(5)	Twincraft business that was acquired in January 2007.

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

Item 4.  Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock, par value $0.02 per share, traded on the Nasdaq Global Market from August 23, 2005 to January 12, 2010 and on the Nasdaq Capital Market from January 13, 2010 until July 21, 2010.  Effective at the opening of business on July 22, 2010, our stock has been traded on the OTCQB™ marketplace of the Pink OTC Markets, Inc. under the symbol “PCGR”.  The following table sets forth the high and low bid prices for our common stock as reported.

The last reported sale price on March 21, 2011, was $0.21.  On such date, there were approximately 165 holders of record of our common stock. This figure excludes all owners whose stock is held beneficially or in “street” name.

Year ended December 31, 2011	High	Low

First Quarter (January 1-March 21)	$0.26	$0.16

Year ended December 31, 2010	High	Low

First Quarter	$0.79	$0.26
Second Quarter	$0.96	$0.13
Third Quarter	$0.39	$0.13
Fourth Quarter	$0.17	$0.10

Year ended December 31, 2009	High	Low

First Quarter	$0.75	$0.16
Second Quarter	$3.05	$0.19
Third Quarter	$1.10	$0.39
Fourth Quarter	$0.70	$0.21

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

Delisting by the Nasdaq Stock Market

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

On July 20, 2010, the Company received a letter from the Staff indicating that the Company had not regained compliance with the Bid Price Rule and that the Panel had made a determination to delist the Company’s common stock, par value $0.02 per share (trading symbol: PCGR), from Nasdaq.  The Company’s common stock was suspended from trading on the Nasdaq Capital Market effective at the opening of business on July 22, 2010 and Nasdaq filed a notification of removal from listing on Form 25 with the Securities and Exchange Commission (“SEC”) on September 20, 2010.  The delisting of the Company’s common stock was effective 10 days after this filing.  The Company intends to file a Form 15 to deregister its Common Stock under Sections 12(g) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and cease further filings under the Exchange Act thereafter.

The Company’s common stock began to be quoted on the OTCQBTM marketplace of the Pink OTC Markets Inc. commencing on July 22, 2010.

Our Products and Markets

We currently operate in two segments, medical products and personal care products.  The operations of Twincraft and the personal care products of Silipos are included in the personal care segment.  The medical products segment includes the medical, orthopedic and prosthetic gel-based products of Silipos.

For the year ended December 31, 2010, our personal care segment represented 80.9% of our total revenue, compared to 79.9% of total revenues for the year ended December 31, 2009.  Our medical products segment’s revenue, on the other hand, represented 19.1% of total revenues for the year ended December 31, 2010, as compared to 20.1% of our total revenue for the year ended December 31, 2009.

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

For each of the years ended December 31, 2010 and 2009, we derived approximately 86.6% and 89.2% of our revenue from North America, and approximately 13.4% and 10.8% of our revenue from outside North America. Of our revenue derived from North America for the years ended December 31, 2010 and 2009, approximately 93.6% and approximately 91.0%, respectively, was generated in the United States and approximately 6.4% and 9.0% respectively, was generated from Canada.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates under different assumptions or conditions.  Beginning in 2009, the Company changed its method of evaluating the realization of goodwill related to Silipos’ medical products and Silipos’ personal care reporting units from an earnings capitalization model to a discounted cash flow methodology, as more fully discussed below.  The Company also used the market approach.

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

Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method.  As prescribed under adopted FASB ASC 360-10 (prior authoritative literature: FAS 142 “Goodwill and Other Intangible Assets,”) we test annually for possible impairment to goodwill. We perform our test as of October 1st each year using a discounted cash flow analysis and market approach that requires that certain assumptions and estimates be made regarding industry economic factors and future growth and profitability at each of our reporting units. We also incorporate market participant assumptions to estimate fair value for impairment testing.   Our definite lived intangible assets are tested under adopted FASB ASC 350-30 (prior authoritative literature: FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”) when impairment indicators are present.  An undiscounted model is used to determine if the carrying value of the asset is recoverable.  If not, a discounted analysis is done to determine the fair value.  We engage a valuation analysis expert to prepare the models and calculations used to perform the tests, and we provide them with estimates regarding our reporting units’ expected growth and performance for future years.

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

The following table shows the range of assumptions we used to derive our fair value estimates and the hypothetical additional impairment charge for goodwill, trademarks, and customer lists resulting from a one percentage point unfavorable change in each of our fair value assumptions:

Assumptions Used	Goodwill	Trademarks	Customer List
Discount rate	11.4%	17.0-18.8%	11.8%
Royalty Rate	N/A	2.0-4.0%	N/A
Average revenue growth rates	15.2%	3.5-15.2%	2.5%
Long-term growth rates	3.2%	2.5-3.0%	1.5%

Effect of one percentage point unfavorable	(in thousands)
change in:	Goodwill	Trademarks	Customer List
Discount rate	$626	$—	$64
Royalty rate	—	481	N/A
Average revenue growth rates	284	—	—
Long-term growth rates	—	—	44

We recorded an impairment charge to identifiable intangible assets for the fiscal year ended December 31, 2010 of $980,000 relating to the customer list of our Twincraft reporting unit, which was primarily the result of lower than previously anticipated future earnings.  The financial models do not consider the Company’s ability to replace lost customers with new customers.  At December 31, 2010, after the impairment charge, we had identifiable intangible assets of approximately $6,121,000.

The Company uses the income and the market approach when testing for goodwill impairment. The Company weighs these approaches by using an 80% factor for the income approach and 20% for market approach. Together these two factors estimate the fair value of the reporting units. The Company’s goodwill relates to their Silipos-Medical and Silipos- Personal care reporting units. The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate for both reporting units combined of approximately 15.2%.  If the Company were to reduce its revenue projections on the medical reporting unit by 7.5% within the income approach, the fair value of the reporting unit would be below carrying value. For the medical reporting unit, the Company used 9% growth for 2011 and an average of 13.5% for the years 2012 through 2014 and a declining growth rate from 13% down to 3.5% for the years thereafter. The gross profit margins used are consistent with historical margins achieved by the Company.  If there is a margin decline of 3.5% or more for the medical reporting unit, the model would yield results of a fair value less than carrying amount.  During 2009 and 2008, we recorded impairment charges on goodwill.  As of December 31, 2010, the total cumulative impairment of goodwill was approximately $8.0 million, of which $4.7 million was recorded in 2009.  See Note 4 to the financial statements.

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

As of October 1, 2010, the Company’s testing date, and December 31, 2010, the Company’s market capitalization was approximately $1,256,000.  The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units to its market value (based upon its stock price at October 1, 2010, the Company’s annual testing date), which included the quantification of a controlling interest premium.  As of October 1, 2010, the Company has $28.4 million of convertible notes at the corporate level that are not allocated to the operating units.  This was done because this financing was raised for corporate strategic alternatives and not to fund the operations of the individual reporting units.  Also, the Company’s corporate-level expenses are not allocated to the individual reporting units as they do not relate to their operations.  In addition, the Company considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the difference between the estimated fair value of the Company’s reporting units and its market capitalization:

•	the Company’s stock is thinly traded;
•	the decline in the Company’s stock price during 2010 is not correlated to a change in the overall operating performance of the Company; and
•	previously unseen pressures are in place given the global financial and economic crisis.

Because of our acquisition history, goodwill and other identifiable intangible assets comprise a substantial portion (40.9% as of December 31, 2010 and 43.3% as of December 31, 2009) of our total assets.  Goodwill and identifiable intangible assets, net, at December 31, 2010 were approximately $11,176,000 and $6,121,000, respectively.  Goodwill and identifiable intangible assets, net, at December 31, 2009 were approximately $11,176,000 and approximately $8,018,000, respectively.

During the year ended December 31, 2010, identifiable intangible assets decreased by approximately $1,897,000 which was due to an impairment charge of approximately $980,000 on the Twincraft customer list and amortization of approximately $917,000 during the year.  The $980,000 impairment was recorded during the fourth quarter of 2010.  Effective January 1, 2009, the Company changed the estimated useful life of the Silipos tradename from an indefinite life to a useful life of 18 years.

Allowance for Doubtful Accounts.  Our allowance for doubtful accounts was 3.1% of accounts receivable at December 31, 2010, compared to 7.2% of accounts receivable at December 31, 2009. The allowance is calculated using a risk-based approach that takes into account, among other things, the customer’s payment history and age of their outstanding balance.  Management believes that the overall allowance, as a percentage of accounts receivable at December 31, 2010 is appropriate based upon the consolidated collection and write-off history as well as the average age of the consolidated accounts receivable. During the year ended December 31, 2010, we increased the reserve by approximately $134,000 and wrote off, net of recoveries, approximately $266,000 against the allowance. As of December 31, 2010, the allowance for doubtful accounts was approximately $182,000.  If future payments by our customers were different from our estimates, we may need to increase or decrease our allowance for doubtful accounts.  For the year ended December 31, 2009, we added approximately $156,000 and wrote off, net of recoveries, approximately $14,000.  The allowance for doubtful accounts was approximately $314,000 at December 31, 2009.

Inventory Reserve. During the year ended December 31, 2010, we added approximately $144,000 of additional reserves and wrote off approximately $275,000 in excess or obsolete inventory, which was disposed of during the year. During 2010, we reviewed our inventory levels and aging relative to current and expected usage and determined the requirement for additions to the reserve. The inventory reserve for obsolete inventory at December 31, 2010 was approximately $483,000. During the year ended December 31, 2009, we added approximately $209,000 of additional reserves and wrote off approximately $205,000 in excess or obsolete inventory which was disposed of during the year.  The reserve for obsolete inventory was approximately $614,000 at December 31, 2009.  If the inventory quality or usage relative to quantities held were to deteriorate or improve in the future, we may need to increase or decrease our reserve for excess or obsolete inventory.

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

Income Taxes.  We follow FASB ASC 740-10 (prior authoritative literature: Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”).  We perform a thorough review of our tax returns not yet closed due to the statute of limitations and other currently pending tax positions of the Company.  We review and analyze our tax records and documentation supporting tax positions for purposes of determining the presence of any uncertain tax positions and confirming other tax positions as certain under FASB ASC 740-10.  We review and analyze our records in support of tax positions represented by both permanent and temporary differences in reporting income and deductions for tax and accounting purposes.  We maintain a policy, consistent with principals under FASB ASC 740-10, to continually monitor past and present tax positions.   No uncertain tax positions were identified as a result of this review.

Valuation Allowance—Deferred Tax Assets.  During the year ended December 31, 2010, the valuation allowance was increased by approximately $6,000 to approximately $7,499,000 to reserve for various income tax benefits which may not be realized.  During 2009, the valuation allowance was increased by approximately $548,000 to approximately $7,493,000.

Results of Operations

The following table presents selected consolidated statements of operations data as a percentage of net sales:

	2010	2009
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	72.6	71.0
Gross Profit	27.4	29.0
Selling expenses	12.1	11.7
General and administrative expenses	16.4	18.0
Research and development expenses	1.9	2.3
Provision for impairment of intangible assets	2.2	14.0
Operating loss	(5.2)	(17.0)
Other income (expense):
Interest income	0.1	0.1
Interest expense	(5.7)	(6.2)
Other income	7.8	—
Other income (expense), net	2.2	(6.1)
Loss before income taxes	(3.0)	(23.1)
Benefit from (provision for) income taxes	(0.1)	2.5
Net loss	(3.1)%	(20.6)%

Years Ended December 31, 2010 and 2009

The Company’s loss before income taxes was approximately $(1,322,000) for the year ended December 31, 2010, compared to a net loss before income taxes of approximately $(9,521,000) for the year ended December 31, 2009.  Included in the net loss before income taxes for 2010 was a gain on extinguishment of debt of approximately $3,502,000 resulting from the Company’s acquisition of $5,100,000 of its 5% Convertible Notes in December 2010 and an impairment charge of approximately $980,000 related to the repeat customer list at Twincraft.  Included in the net loss before income taxes for 2009 was an impairment charge of approximately $5,722,000 related to Twincraft, of which approximately $4,722,000 was related to goodwill and approximately $1,000,000 was related to the repeat customer list.  The remaining difference in the Company’s net loss before income taxes is due to an increase in selling expenses of approximately $663,000 and reductions in general and administrative expenses of approximately $52,000 and reductions in research and development expenses of approximately $103,000 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, which was partially offset by an increase in gross profit of approximately $490,000, primarily as a result of higher sales in the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Net loss for the year ended December 31, 2010 was approximately $(1,358,000) or $(0.17) per share on a fully diluted basis, compared to a net loss for the year ended December 31, 2009 of approximately $(8,479,000) or $(1.06) per share on a fully diluted basis. The operating results for the year ended December 31, 2009 include a non-recurring, non-cash deferred tax benefit of approximately $1,075,000.  This benefit results from the reversal of a previously established tax valuation allowance which was no longer required as a result of a change in the estimated useful life of the Silipos tradename from an indefinite life to a useful life of approximately 18 years effective January 1, 2009.

Net sales for the year ended December 31, 2010 were approximately $44,989,000, compared to approximately $40,876,000 for the year ended December 31, 2009, an increase of approximately $4,113,000, or 10.1%.  Twincraft’s net sales for the year ended December 31, 2010 were approximately $32,762,000, an increase of approximately $2,185,000, or 7.1% as compared to net sales of approximately $30,577,000 for the year ended December 31, 2009, primarily due to increases in sales to customers in the health and beauty aids (HBA) market.  Silipos’ net sales for the year ended December 31, 2010 were approximately $12,227,000, an increase of approximately $1,928,000 or 18.7% as compared to net sales of approximately $10,299,000 for the year ended December 31, 2009.  Approximately $805,000 of this increase is attributable to one large order received from a new customer, and the remainder of this increase is primarily due to an increase in the volume of orders from existing customers during the year ended December 31, 2010.

Twincraft’s sales are reported in the personal care products segment.  Also included in the personal care products segment are the net sales of Silipos’ personal care products which were approximately $3,651,000 for the year ended December 31, 2010, an increase of approximately $1,564,000 or 74.9% as compared to Silipos’ net sales of personal care products of approximately $2,087,000 for the year ended December 31, 2009.  This increase is primarily the result of orders received from new customers.

Net sales of medical products were approximately $8,576,000 in 2010, compared to approximately $8,212,000 in 2009, an increase of approximately $364,000 or 4.4%.  This increase was primarily due to increases in the volume of orders from certain existing customers in the year ended December 31, 2010, as compared to the year ended December 31, 2009.

Cost of sales, on a consolidated basis, increased approximately $3,622,000, or 12.5%, to approximately $32,647,000 for the year ended December 31, 2010, compared to approximately $29,025,000 for the year ended December 31, 2009.  Cost of sales as a percentage of net sales was 72.6% for the year ended December 31, 2010, as compared to 71.0% for the year ended December 31, 2009.  The increase in cost of sales as a percentage of net sales is primarily attributable to the shipment of a large order to a new customer at a higher than normal cost and the repricing of products to certain existing customers at Silipos.  In addition, Twincraft experienced increases in labor and shipping costs as a result of a change in the sales mix.

Cost of sales in the medical products segment were approximately $4,559,000, or 53.2% of medical products net sales in the year ended December 31, 2010, compared to approximately $4,136,000 or 49.4% of medical products net sales in the year ended December 31, 2009.  The increase is primarily due to the repricing of products to certain existing customers which was partially offset by increased overhead absorption due to higher production levels in the year ended December 31, 2010, as compared to the year ended December 31, 2009.

Cost of sales for the personal care products were approximately $28,088,000, or 77.1% of net sales of personal care products in the year ended December 31, 2010, compared to approximately $24,889,000, or 76.2% of net sales of personal care products in the year ended December 31, 2009, primarily as a result of the factors discussed above.

Consolidated gross profit increased approximately $490,000, or 4.1%, to approximately $12,342,000 for the year ended December 31, 2010, compared to approximately $11,852,000 in the year ended December 31, 2009.  Consolidated gross profit as a percentage of net sales for the years ended December 31, 2010 and 2009 was 27.4% and 29.0%, respectively.  The decrease in gross profit as a percentage of sales is the result of a change in the sales mix at Silipos.  A greater proportion of Silipos’ net sales were in the personal care market during the year ended December 31, 2010, which have a lower gross profit percentage than Silipos medical products.  In addition, Twincraft experienced increases in labor and shipping costs as a result of a change in their sales mix.

General and administrative expenses for the year ended December 31, 2010 were approximately $7,363,000, or 16.4% of net sales, compared to approximately $7,415,000, or 18.0% of net sales for the year ended December 31, 2009, representing a decrease of approximately $52,000.  Approximately $69,000 of the decrease is related to reductions in salaries and rents as a result of our continuing efforts to reduce our corporate overhead structure.  In addition, amortization of intangible assets is approximately $145,000 lower.  In the year ended December 31, 2009, legal fees were reduced by approximately $256,000 as a result of the final judgment and award providing for the reimbursement of legal fees incurred by the Company in connection with the Zook arbitration.  In addition, stockholder relations expense increased by approximately $25,000, bad debt expense increased by approximately $30,000 and foreign currency exchange expense increased by approximately $28,000 in the year ended December 31, 2010 as compared to the prior year.

Selling expenses increased approximately $663,000, or 13.9%, to approximately $5,434,000 for the year ended December 31, 2010, compared to approximately $4,771,000 for the year ended December 31, 2009.  Selling expenses as a percentage of net sales were 12.1% for the year ended December 31, 2010, compared to 11.7% of net sales for the year ended December 31, 2009.  The principal reasons for the increase were an increase in salaries and travel and entertainment expenses at Silipos of approximately $376,000 related to the hiring of additional personnel, including the vice president of sales and marketing in 2009.  In addition, advertising costs increased approximately $92,000, royalties increased by approximately $48,000 and travel and entertainment expenses at Twincraft increased by approximately $55,000 in the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Research and development expenses decreased from approximately $962,000 in the year ended December 31, 2009, to approximately $859,000 in the year ended December 31, 2010, a decrease of approximately $103,000, or 10.7%.  The principal reasons for the decrease were reductions in salaries of approximately $22,000, decreases in supplies of approximately $31,000 and decreases in clinical studies at Silipos of approximately $27,000.

During the fourth quarter of 2010, the Company recorded an impairment charge related to the customer list at our Twincraft reporting unit of approximately $980,000 which was primarily the result of lower projected earnings.

A detailed discussion of the models and methodology used to calculate the impairment is found in Critical Accounting Policies and Estimates.

During 2010, the Company repurchased $5,100,000 of the 5% Convertible Notes for $1,400,000 in cash.  As a result of this transaction, the Company realized a gain on extinguishment of debt of approximately $3,502,000, which is net of approximately $47,000 of deferred financing costs, approximately $73,000 of debt discount and legal and other costs of approximately $78,000.  This gain is reported as gain on extinguishment of debt in the consolidated statements of operations.

Income tax expense was approximately $36,000 for the year ended December 31, 2010, compared to an income tax benefit of approximately $1,044,000 for the year ended December 31, 2009, a change of approximately $1,080,000 which is attributable to the deferred tax benefit of approximately $1,075,000 realized in 2009 as a result of the change in the estimated life of the Silipos tradename as discussed above.

Liquidity and Capital Resources

Working capital (deficit) as of December 31, 2010, was approximately $(15,256,000), compared to approximately $11,369,000 as of December 31, 2009, a decrease of approximately $26,625,000. This reduction is primarily due to the result of the change in the balance sheet classification of the Company’s 5% Convertible Notes. These notes, which had a balance of approximately $23,400,000, net of discount, at December 31, 2010, were classified as a current liability at December 31, 2010 as they are due in December 2011. These notes were classified as a long-term liability at December 31, 2009. In addition, increases in accounts payable and accrued expenses of approximately $3,794,000, coupled with a decrease in cash of approximately $3,656,000, offset by increases in accounts receivable of approximately $1,398,000 and inventories of approximately $3,151,000 contributed to the decrease in working capital.

In the year ended December 31, 2010, the Company generated a net loss of approximately $(1,358,000), which included a provision for impairment of intangible assets of approximately $980,000, depreciation of property and equipment and amortization of identifiable intangible assets of approximately $2,318,000, amortization of debt acquisition costs, debt discount, and unearned stock compensation of approximately $1,013,000.  These were offset by a gain on extinguishment of debt of approximately $3,502,000 and a reduction in the provision of doubtful accounts of approximately $132,000.  Changes in our operating assets and liabilities used an additional $984,000 in cash which is primarily due to increases in accounts receivable and inventories of approximately $4,549,000, offset by an increase in accounts payable and accrued expenses of approximately $3,794,000.  The increase in accounts receivable relates to increases in net sales during the fourth quarter of 2010, and the increase in inventories results primarily from an increase in the cost of soap base at Twincraft.  As a result of the above, our net cash used in operating activities was approximately $1,665,000.

In the year ended December 31, 2009, the Company generated a net loss of approximately $(8,477,000), which included a provision for impairment of intangible assets of $5,722,000, depreciation of property and equipment and amortization of identifiable intangible assets of approximately $2,574,000, amortization of debt acquisition costs, debt discount, and unearned stock compensation of approximately $1,017,000, and a provision for doubtful accounts of approximately $156,000.  Changes in our operating assets and liabilities used an additional $1,537,000 in cash which is primarily due to decreases in accounts receivable and inventories of approximately $1,921,000, offset by a decrease in accounts payable and accrued expenses of approximately $466,000.  As a result of the above, our net cash provided by operating activities was approximately $1,436,000 for the year ended December 31, 2009.

Net cash used in investing activities was approximately $568,000 for the year ended December 31, 2010.  Net cash provided by investing activities reflects the net cash from the sales of subsidiaries of approximately $238,000, less cash of approximately $806,000 used to purchase property and equipment.  Net cash provided by investing activities for the year ending December 31, 2009 was approximately $347,000 which included approximately $354,000 of net cash received from the sales of subsidiaries, and approximately $701,000 used to purchase property and equipment.

Net cash used in financing activities for the year ended December 31, 2010 was approximately $1,423,000 which reflects cash used for the repurchase of a portion of the Company’s 5% Convertible Notes of approximately $1,400,000 and the repayment of approximately $81,000 related to the Company’s capital lease obligation.  These payments were offset by cash received of approximately $58,000 related to the Company’s note receivable.  Net cash used in financing activities in the year ended December 31, 2009 was approximately $494,000 which reflects approximately $495,000 used to purchase treasury stock.

Our secured revolving credit facility with Wells Fargo Bank (the “Credit Facility”) expires on September 30, 2011.  No assurance can be given that the Company will be able to obtain a replacement facility on terms acceptable to the Company.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million.  The Credit Facility bears interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined.  The obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries and are secured by a first priority security interest in all the assets of the Company and its subsidiaries.  The Credit Facility requires compliance with various covenants including but not limited to a Fixed Charge Coverage Ratio of not less than 1.0 to 1.0 at all times when excess availability is less than $3 million.  As of December 31, 2010, the Company does not have any outstanding draws under the Credit Facility and has approximately $8.9 million (which includes approximately $1.8 million in term loans based upon the value of Twincraft’s machinery and equipment) available under the Credit Facility.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit.  At December 31, 2010, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $453,000.

Our 2011 plan for capital investments is to approve additions to property and equipment as the need may arise to support growth of revenues and provide for needed equipment replacement.

The Company anticipates needing to refinance all or a portion of the 5% Convertible Notes, as the Company does not expect to have sufficient cash from operations to repay such indebtedness in full at maturity.  There can be no assurance that the Company will be able to refinance such indebtedness on commercially reasonable terms or at all.  In addition, to continue our growth strategy which contemplates making targeted acquisitions, we may need to raise additional funds for this purpose.  In such event, we would likely need to raise additional funds through banks or other institutional lenders or debt financings, or through public or private equity offerings.  There can be no assurance that any such funds will be available to us on favorable terms, or at all.  We believe that, based upon current levels of operations and anticipated growth, cash to be generated from operations, together with other available sources of liquidity, including borrowings available under our Credit Facility, will be sufficient for the next twelve months to fund anticipated capital expenditures and make the required payments of interest on the 5% Convertible Notes due December 7, 2011.  There can be no assurance, however, that our business will generate cash flow from operations sufficient to enable us to fund our liquidity needs.  Accordingly our independent registered public accounting firm has issued an opinion with an explanatory paragraph relating to our ability to continue as a going concern.

Recent distress in the financial markets has had an adverse impact on financial market activities including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.  The Company has assessed the implication of these factors on our current business and determined that there has not been a significant impact on our financial position, results of operations or liquidity during the year ended December 31, 2010.  However, there can be no assurance that as a result of these conditions there will not be an impact on our future financial position, results of operations or liquidity.  Based on available information, we believe the lender under our Credit Facility is able to fulfill its commitment as of the date of this filing; however, there can be no assurance that such lender will be able to continue to fulfill its funding obligations.

Changes in Significant Balance Sheet Accounts – December 31, 2010

Accounts receivable, net, increased from approximately $4,394,000 at December 31, 2009 to approximately $5,897,000 at December 31, 2010, an increase of approximately $1,503,000. This increase is primarily attributable to an increase in sales in November and December of 2010 as compared to the same period in 2009.  The allowance for doubtful accounts and returns and allowances decreased by approximately $132,000 from December 31, 2009 to December 31, 2010.  Accounts receivable at Twincraft increased by approximately $1,245,000 or 39.9% and accounts receivable at Silipos increased approximately $257,000 or 20.2% which changes are consistent with changes in fourth quarter sales at each subsidiary in 2010 as compared to 2009.

Inventories, net, increased from approximately $5,988,000 at December 31, 2009 to approximately $9,114,000 at December 31, 2010, an increase of approximately $3,151,000.  This increase is primarily due to the impact of higher raw material prices and the additional inventory requirements related to the national brand equivalent business at Twincraft.

  Property and equipment, net, decreased from approximately $8,490,000 at December 31, 2009 to approximately $7,893,000 at December 31, 2010, a decrease of approximately $597,000.  This decrease is primarily due to a 2010 depreciation expense of approximately $1,401,000, net of 2010 purchases of additional property and equipment of approximately $806,000.

Because of our previous strategy of growth through acquisitions, goodwill and other identifiable intangible assets comprise a substantial portion (40.9% as of December 31, 2010 and 43.3% as of December 31, 2009) of our total assets.  Goodwill and identifiable intangible assets, net, at December 31, 2010 were approximately $11,176,000 and $6,121,000, respectively.  Goodwill and identifiable intangible assets, net, at December 31, 2009 were approximately $11,176,000 and $8,018,000, respectively.

During the year ended December 31, 2010, identifiable intangible assets decreased by approximately $1,897,000 which was due to an impairment charge of approximately $980,000 on the Twincraft customer list and amortization of approximately $917,000 during the year.

Accounts payable increased from approximately $2,422,000 at December 31, 2009 to approximately $4,807,000 at December 31, 2010, an increase of approximately $2,385,000.  This increase is primarily related to the increase in inventory at Twincraft as discussed above.

Contractual Obligations

Certain of our facilities and equipment are leased under noncancelable operating and capital leases. Additionally, as discussed below, we have certain long-term and short-term indebtedness. The following is a schedule, by fiscal year, of future minimum rental payments required under current operating and capital leases and debt repayment requirements as of December 31, 2010 measured from the end of our fiscal year ended December 31, 2010:

	Payments due By Period (In thousands)
Contractual Obligations	Total	Less than Year	1-3 Years	4-5 Years	More than 5 Years
Operating Lease Obligations	$3,171	$937	$1,642	$592	$—
Capital Lease Obligations	3,819	467	977	1,036	1,339
Interest on Long-term Debt	1,189	1,189	—	—	—
5% Convertible Notes due December 7, 2011	23,780	23,780	—	—	—
Total	$31,959	$26,373	$2,619	$1,628	$1,339

Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”).  The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes, including an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes, (collectively, the “Underlying Shares”) in January 2007, and filed Amendment No. 1 to the registration statement in November 2007, Amendment No. 2 in April 2008, and Amendments No. 3 and 4 in June 2008; the registration statement was declared effective on June 18, 2008.  In December 2010, the Company acquired $5,100,000 of the 5% Convertible Notes for $1,400,000 in cash.  As a result of this transaction, the Company realized a gain on extinguishment of debt of $3,501,972, which is net of $46,752 of deferred financing costs, $72,845 of debt discount and legal and other costs of $78,431.  This gain is reported as other income in the consolidated statements of operations.  At December 31, 2010, the remaining outstanding balance of the 5% Convertible Notes amounted to $23,780,000.  The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007.  For the years ending December 31, 2010 and 2009, the Company recorded interest expense related to the 5% Convertible Notes of approximately $1,443,000 and $1,444,000, respectively.  At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes.  On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares.  As a result of the purchase of $5,100,000 of the 5% Convertible Notes in December 2010, the number of Underlying Shares was reduced to 5,101,143.  The adjustment to the conversion price resulted in an original debt discount of $476,873.  Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815-40 which required a retrospective adjustment to the debt discount.  At January 1, 2009, the debt discount was adjusted to $1,312,500.  This amount will be amortized over the remaining term of the 5% Convertible Notes and be recorded as interest expense in the consolidated statements of operations. At December 31, 2010, the unamortized debt discount amounted to $339,655.  The charge to interest expense relating to the debt discount was $450,000 for each of the years ended December 31, 2010 and 2009.

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

In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by holders of 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes.  Events of default are defined to include change in control of the Company.  The Company anticipates needing to refinance all or a portion of the 5% Convertible Notes, as the Company does not expect to have sufficient cash from operations to repay such indebtedness in full at maturity  There can be no assurance that the Company will be able to refinance such indebtedness on commercially reasonable terms or at all.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,619,000 as of December 31, 2010, and the Company’s obligations under its Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm. Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment of principal on the 5% Convertible Notes. At December 31, 2010, the Company had unamortized deferred financing costs in connection with the 5% Convertible Notes of $217,994.  The amortization of these costs for each of the years ended December 31, 2010 and 2009 was $264,747, and is recorded as an interest expense in the consolidated statements of operations.

Seasonality

Factors which can result in quarterly variations include the timing and amount of new business generated by the Company, the timing of new product introductions, the Company’s revenue mix, and the competitive and fluctuating economic conditions in the medical and skincare industries.

Inflation

We have in the past been able to increase the prices of our products or reduce overhead costs sufficiently to offset the effects of inflation on wages, materials and other expenses, except for increases in soap base prices.  Soap base prices, which previously were highly correlated to petroleum prices, increased significantly during 2010 without a corresponding increase in petroleum prices.  We were unable to fully pass this increase on to our customers.  Due to the dramatic price volatility, there can be no assurance that Twincraft’s soap base pricing will not continue to increase in the future.

Recently Issued Accounting Pronouncements

During January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements.  This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques.  The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except the disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  During 2010 we have adopted the provisions relating to Level 1 and Level 2 disclosures and such provisions did not have a material impact on our consolidated financial statements.  We do not expect the provisions relating to Level 3 disclosures to have a material impact on our consolidated financial statements.

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
New York, New York

We have audited the accompanying consolidated balance sheets of PC Group, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PC Group, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has convertible debt obligations that become due in December 2011 and have limited liquid resources to satisfy these obligations. This raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO USA, LLP

Melville, New York

March 22, 2011

PC GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$921,532	$4,599,940
Accounts receivable, net of allowances for doubtful accounts and returns and allowances aggregating $182,345 and $314,440, respectively	5,897,031	4,394,180
Inventories, net	9,113,533	5,988,209
Prepaid expenses and other current assets	1,038,421	1,190,081
Total current assets	16,970,517	16,172,410
Property and equipment, net	7,892,977	8,490,229
Identifiable intangible assets, net	6,120,877	8,017,568
Goodwill	11,175,637	11,175,637
Other assets	99,168	426,073
Total assets	$42,259,176	$44,281,917
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,807,290	$2,422,003
Obligation under capital lease – current portion	204,788	81,011
Current maturities of long-term debt, net of discount of $339,655 at December 31, 2010	23,440,345	—
Other current liabilities	3,773,822	2,299,920
Total current liabilities	32,226,245	4,802,934

Long-term debt:
5% Convertible Notes, net of debt discount of $862,500 at December 31, 2009	—	28,017,500
Obligation under capital lease, net of current portion	2,414,202	2,618,989
Deferred income taxes payable	698,010	698,010
Other liabilities	—	1,210
Total liabilities	35,338,457	36,138,643

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value; authorized 250,000 shares; no shares issued	—	—
Common stock, $.02 par value; authorized 25,000,000 shares; issued 11,648,512 shares	232,971	232,971
Additional paid in capital	53,889,151	53,686,944
Accumulated deficit	(44,712,165)	(43,354,339)
Accumulated other comprehensive income	472,811	539,747
	9,882,768	11,105,323
Treasury stock at cost, 3,799,738 shares	(2,962,049)	(2,962,049)
Total stockholders’ equity	6,920,719	8,143,274
Total liabilities and stockholders’ equity	$42,259,176	$44,281,917

See accompanying notes to consolidated financial statements.

PC GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009

Net sales	$44,989,046	$40,876,334
Cost of sales	32,647,069	29,024,627
Gross profit	12,341,977	11,851,707

General and administrative expenses	7,362,879	7,414,688
Selling expenses	5,433,562	4,770,735
Research and development expenses	858,674	961,950
Provision for impairment	980,000	5,722,426
Operating loss	(2,293,138)	(7,018,092)
Other income (expense), net:
Interest income	43,408	50,832
Interest expense	(2,573,818)	(2,570,821)
Gain on extinguishment of debt	3,501,972	—
Other	(706)	16,862
Other income (expense), net	970,856	(2,503,127)
Loss before income taxes	(1,322,282)	(9,521,219)
Benefit from (provision for) income taxes	(35,544)	1,043,977
Net loss	$(1,357,826)	$(8,477,242)

Net loss per common share, basic and diluted	$(0.17)	$(1.06)

Weighted average number of common shares used in computation of net loss per share:
Basic and diluted	7,848,774	8,030,928

See accompanying notes to consolidated financial statements.

PC GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2009	11,588,512	$231,771	$(2,467,168)	$53,957,470	$(36,336,206)	$536,893		$15,922,760
Cumulative effect of change in accounting principal related to adoption of FASB ASC 815-40. See Note 1.				(476,873)	1,459,109			982,236
Net loss					(8,477,242)		$(8,477,242)
Foreign currency adjustment						2,854	2,854
							(8,474,388)	(8,474,388)
Stock- based compensation expense				206,347				206,347
Purchase of Treasury Stock			(494,881)					(494,881)
Exercise of stock warrants	60,000	1,200						1,200
Balance at December 31, 2009	11,648,512	232,971	(2,962,049)	53,686,944	(43,354,339)	539,747		8,143,274
Net loss					(1,357,826)		(1,357,826)
Foreign currency adjustment						(66,936)	(66,936)
							$(1,424,762)	(1,424,762)
Stock-based compensation				202,207				202,207
Balance at December 31, 2010	11,648,512	$232,971	$(2,962,049)	$53,889,151	$(44,712,165)	$472,811		$6,920,719

See accompanying notes to consolidated financial statements.

PC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,357,826)	$(8,477,242)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of identifiable intangible assets	2,317,894	2,573,583
Loss on abandonment of property and equipment	1,751	13,307
Gain on extinguishment of debt	(3,501,972)	—
Provision for impairment of goodwill and intangible assets	980,000	5,722,426
Amortization of debt acquisition costs	360,321	360,321
Amortization of debt discount	450,000	450,000
Stock-based compensation expense	202,207	206,347
Reduction in fair value of derivative	(1,210)	(28,790)
Provision for doubtful accounts receivable	(132,095)	156,204
Deferred income tax benefit	—	(1,075,200)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,398,427)	1,042,927
Inventories	(3,150,876)	878,373
Prepaid expenses and other current assets	(219,103)	136,823
Other assets	(9,522)	(54,746)
Accounts payable and other current liabilities	3,793,815	(466,229)
Net cash provided by (used in) operating activities	(1,665,043)	1,436,430
Cash Flows From Investing Activities:
Purchase of property and equipment	(805,702)	(700,889)
Net proceeds from sales of subsidiaries	237,500	353,918
Net cash provided by (used in) investing activities	(568,202)	(346,971)
Cash Flows From Financing Activities:
Proceeds from the exercise of stock warrants	—	1,200
Purchase of treasury stock	—	(494,881)
Repayment of capital lease obligation	(81,010)	—
Repayment of note receivable	57,887	—
Repayment of convertible notes	(1,400,000)	—
Net cash used in financing activities	(1,423,123)	(493,681)
Effect of exchange rate changes on cash	(22,040)	702
Net (decrease) increase in cash and cash equivalents	(3,656,368)	596,480
Cash and cash equivalents at beginning of year	4,599,940	4,003,460
Cash and cash equivalents at end of year	921,532	$4,599,940

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,854,292	$1,905,502
Income taxes	$250	$—

See accompanying notes to consolidated financial statements.

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The Company is currently reviewing its options as they relate to the 5% Convertible Notes, which are due on December 7, 2011 and had an outstanding principal balance of $23,780,000 as of December 31, 2010.  See Note 9.  The Company does not expect to have sufficient cash from operations to repay such indebtedness in full at maturity.  The following are possible options available to the Company:  (i) restructure the Notes with the existing Noteholders; or (ii) seek outside equity or debt financing.  There can be no assurance that either of these options will be successful.  These financial statements have been prepared assuming that the Company will continue as a going concern.

Description of the Business

Through the Company’s wholly-owned subsidiaries, Twincraft, Inc. (“Twincraft”), and Silipos Inc. (“Silipos”), the Company offers a diverse line of personal care products for the private label retail, medical, and therapeutic markets.  The Company sells its medical products primarily in the United States, as well as in more than 30 other countries, to national, regional, and international distributors. The Company sells its personal care products primarily in North America to branded marketers of such products, specialty and mass market retailers, direct marketing companies, and companies that service various amenities markets.

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

(2) Summary of Significant Accounting Policies

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

(b) Advertising and Promotion Expenses

Advertising and promotion costs are expensed as incurred. Advertising and promotion expenses were approximately $381,000 and $330,000 for the years ended December 31, 2010 and 2009, respectively.

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

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(f)	Goodwill and Identifiable Intangible Assets with Indefinite Lives and Identifiable Intangible Assets with Definite Lives

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and intangible assets of businesses acquired and accounted for under the purchase method.  Accounting rules require that the Company test at least annually for possible goodwill impairment in accordance with the provisions of FASB ASC 350-10 (prior authoritative literature: SFAS No. 142 “Goodwill and Other Intangible Assets”).  The Company performs its test in the fourth quarter of each year.  Furthermore, consistent with FASB ASC 820-10’s requirement to consider fair value from a market participant’s perspective, the income and market approaches has been coupled with market participant assumptions to estimate fair values for impairment testing at its annual impairment testing date.  As a result of these impairment analyses, in the fourth quarter of 2009, the Company determined that the goodwill balance existing in one of the reporting units within its personal care products segment was impaired as a result of decreases in projected profitability.  Accordingly, the Company recorded an impairment charge of $4,722,426, which is included in loss from operations in the consolidated statements of operations for the year ended December 31, 2009.  For the year ended December 31, 2010, the results of the impairment analysis indicated that no impairment adjustment was required.

The Company uses the income and the market approach when testing for goodwill impairment. The Company weighs these approaches by using an 80% factor for the income approach and 20% for market approach. Together these two factors estimate the fair value of the reporting units. The Company’s goodwill relates to their Silipos-Medical and Silipos- Personal care reporting units. The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate for both reporting units combined of approximately 15.2%.  If the Company were to reduce its revenue projections on the medical reporting unit by 7.5% within the income approach, the fair value of the reporting unit would be below carrying value. For the medical reporting unit, the Company used 9% growth for 2011 and an average of 13.5% for the years 2012 through 2014 and a declining growth rate from 13% down to 3.5% for the years thereafter. The gross profit margins used are consistent with historical margins achieved by the Company.  If there is a margin decline of 3.5% or more for the medical reporting unit, the model would yield results of a fair value less than carrying amount.

The Company has certain identifiable intangible assets with definite lives such as license agreements, customer lists, and trademarks which are amortized over their useful lives on a straight-line method or on an accelerated method which appropriately reflects the economic benefit of the related intangible asset. These intangibles are reviewed for impairment under FASB ASC 360-10 (prior authoritative literature: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) when impairment indicators are present.  As a result of these impairment analyses, the Company recorded an impairment charge on the Twincraft customer list of $980,000 and $1,000,000 for the years ended December 31, 2010 and 2009, as a result of decreases in projected profitability.  This impairment charge is included in loss from operations in the consolidated statements of operations.

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As permitted by FASB ASC 740-10, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.  Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income.  At December 31, 2010 and 2009, the Company does not have accrued interest and penalties related to any unrecognized tax benefits.  The years subject to potential audit vary depending on the tax jurisdiction.  Generally, the Company’s statutes of limitation for tax liabilities are open for tax years ended December 31, 2007 and forward.  The Company’s major taxing jurisdiction is the United States.  Within the United States, Vermont and New York could give rise to significant tax liabilities.

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

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level one— Quoted market prices in active markets for identical assets or liabilities;

•	Level two— Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three— Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The following table identifies the financial assets and liabilities that are measured at fair value by level at December 31, 2010 and 2009:

	December 31, 2010 Fair Value Measurements Using			December 31, 2009 Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Markets	$701,693	$—	$—	$4,314,514	$—	$—
Liabilities:
Derivative	$—	$—	$—	$—	$—	$1,210

A level 3 unobservable input is used when little or no market data is available. The derivative liability is valued using the Black-Scholes option pricing model using various assumptions.  These assumptions are more fully discussed below.

The following table provides a reconciliation of the beginning and ending balances of financial assets andliabilities valued using significant unobservable inputs (level 3):

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2010	Year Ended December 31, 2009
Derivative liability:
Beginning balance (January 1, 2010)	$1,210	$30,000
Total (gains) included in earnings	(1,210)	(28,790)
Ending balance	$—	$1,210

Total gains and losses included in earnings for the year December 31, 2010 are reported as other income in the consolidated statements of operations.

The following table identifies the non-financial assets that are measured at fair value by level at December 31, 2010:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Identifiable Intangible Assets	$—	$—	$6,120,877	$(980,000)
Goodwill	—	—	11,175,637	—
Total	$—	$—	$17,296,514	$(980,000)

The following table identifies the non-financial assets that are measured at fair value by level at December 31, 2009:

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Identifiable Intangible Assets	$—	$—	$8,017,568	$(1,000,000)
Goodwill	—	—	11,175,637	—
Total	$—	$—	$19,193,205	$(1,000,000)

At December 31, 2010 and 2009, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value because of their short-term maturity.  The carrying value of long-term debt, net of discount, at December 31, 2010 and 2009 was $23,440,345 and $28,017,500, respectively.  The approximated fair value of long-term debt based on borrowing rates currently available to the Company for debt with similar terms was $22,918,049 at December 31, 2010.

As prescribed under adopted FASB ASC 360-10 (prior authoritative literature: FAS 142 “Goodwill and Other Intangible Assets,”) the Company tests annually for possible impairment to goodwill.  The Company performs its test as of October 1st each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future growth and profitability at each of its reporting units. The Company also incorporates market participant assumptions to estimate fair value for impairment testing.   The Company’s definite lived intangible assets are tested under adopted FASB ASC 350-30 (prior authoritative literature: FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”) when impairment indicators are present.  An undiscounted model is used to determine if the carrying value of the asset is recoverable.  If not, a discounted analysis is done to determine the fair value.

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(m)  Discount on Convertible Debt

In June 2008, the FASB published FASB ASC 815-40 (prior authoritative literature: EITF Issue 07-5 “Determining Whether an Instrument is Indexed to an Entity’s Own Stock”) to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in FASB ASC 815-40 (prior authoritative literature: FAS 133: “Accounting for Derivative Instruments and Hedging Activities”).  FASB ASC 815-40 addresses the issue of the determination of whether a free-standing equity-linked instrument should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded in earnings in each reporting period.  FASB ASC 815-40 was effective for years beginning after December 15, 2008 and earlier adoption was not permitted.  Although FASB ASC 815-40 was effective as of January 1, 2009, any outstanding instrument at the date of adoption required a retrospective application of the accounting principle through a cumulative effect adjustment to retained earnings upon adoption.  The Company completed an analysis as it pertains to the conversion option in its convertible debt, which was triggered by the reset provision, and determined that the fair value of the derivative liability was $30,000 and the debt discount was $1,312,500 at January 1, 2009.  The Company estimates the fair value of the derivative liability using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2010	December 31, 2009
Annual dividend yield	—	—
Expected life (years)	0.94	1.94
Risk-free interest rate	1.02%	1.70%
Expected volatility	80.00%	80.00%

Expected volatility is based upon historical volatility.  The Company believes this method produces an estimate that is representative of expectations of future volatility over the expected term of the derivative liability.  The Company currently has no reason to believe future volatility over the expected remaining life of this conversion option is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the conversion option.  The risk-free interest rate is based on three-year U.S. Treasury securities.  The Company recorded an adjustment to retained earnings in the amount of $1,459,109, which represents the cumulative change in the fair value of the conversion option, net of the impact of amortization of the additional debt discount from date of issuance of the notes (December 8, 2006) through adoption of this pronouncement.  In addition, as required by FASB ASC 815-40, the Company recorded an adjustment to reduce additional paid in capital in the amount of $476,873, which represents the reversal of the value of the debt discount that was recorded in paid in capital in connection with a reset of the bond conversion price in January 2007.  The debt discount is being amortized over the remaining life of the debt resulting in greater interest expense going forward.  Interest expense related to the discount amounted to $450,000 for each of the years ended December 31, 2010 and 2009.

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

 (o) Internally Developed Intangible Assets

In accordance with FASB ASC 350-30 (prior authoritative literature: SFAS No. 142 “Goodwill and Other Intangible Assets”), the Company capitalizes legal fees and similar costs related to internally developed patents.  Upon approval of the patent, these costs will be amortized over the life of the patent.

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(q) Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in money market accounts. Accounts receivable are generally diversified due to the number of customers comprising the Company’s customer base. As of December 31, 2010 and 2009, the Company’s allowance for doubtful accounts and returns and allowances was approximately $182,000 and $314,000. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable. The carrying amounts of these financial instruments are reasonable estimates of their fair value.

(r) Recently Issued Accounting Pronouncements

        During January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements.  This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques.  The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except the disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  During 2010 the Company have adopted the provisions relating to Level 1 and Level 2 disclosures and such provisions did not have a material impact on the Company’s consolidated financial statements.  The Company does not expect the provisions relating to Level 3 disclosures to have a material impact on the consolidated financial statements.

(3) Identifiable intangible assets

Identifiable intangible assets at December 31, 2010 consisted of:

Assets	Estimated Useful Life (Years)	Net Carrying Value	Accumulated Amortization	Provision for Impairment	Net Carrying Value
Trade names—Silipos	18	$2,688,000	$298,667	$—	$2,389,333
Repeat customer base—Silipos	7	1,680,000	1,680,000	—	—
License agreements and related technology—Silipos	9.5	1,364,000	897,369	—	466,631
Repeat customer base—Twincraft	19	3,814,500	1,751,144	980,000	1,083,356
Trade names—Twincraft	23	2,629,300	447,743	—	2,181,557
		$12,175,800	$5,074,923	$980,000	$6,120,877

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangible assets at December 31, 2009 consisted of:

Assets	Estimated Useful Life (Years)	Net Carrying Value	Accumulated Amortization	Provision for Impairment	Net Carrying Value
Trade names—Silipos	18	$2,688,000	$149,334	$—	$2,538,666
Repeat customer base—Silipos	7	1,680,000	1,432,186	—	247,814
License agreements and related technology—Silipos	9.5	1,364,000	753,790	—	610,210
Repeat customer base—Twincraft	19	4,814,500	1,489,496	1,000,000	2,325,004
Trade names—Twincraft	23	2,629,300	333,426	—	2,295,874
		$13,175,800	$4,158,232	$1,000,000	$8,017,568

As of December 31, 2010 and 2009, it was determined that the carrying value of the Twincraft customer base was not fully recoverable and, accordingly, was written down to its fair value resulting in an impairment of $980,000 and $1,000,000, respectively.  Also, effective January 1, 2009, the Company changed the estimated useful life of the Silipos tradename from an indefinite life to a useful life of 18 years.

Aggregate amortization expense relating to the above identifiable intangible assets for the years ended December 31, 2010 and 2009 were $916,691, and $1,061,930, respectively. As of December 31, 2010, the estimated future amortization expense is $538,505 for 2011, $586,557 for 2012, $560,630 for 2013, $423,694 for 2014, $363,153 for 2015 and $3,648,358 thereafter.

(4) Goodwill

Changes in goodwill for the years ended December 31, 2010 and 2009 are as follows:

	Medical Products	Personal Care Products	Total
Balance at January 1, 2009	$8,349,919	$7,548,144	$15,898,063
2009 Twincraft impairment charge	—	(4,722,426)	(4,722,426)
Balance at December 31, 2010 and 2009	$8,349,919	$2,825,718	$11,175,637

During 2009 and 2008, the Company recorded impairment charges on goodwill.  As of December 31, 2010, the total cumulative impairment of goodwill was approximately $8.0 million, of which $4.7 million was recorded in 2009.

(5) Inventories, net

Inventories, net, consisted of the following:

	December 31,
	2010	2009
Raw materials	$6,155,675	$3,752,980
Work-in-process	246,065	277,372
Finished goods	3,194,791	2,572,236
	9,596,531	6,602,588
Less: Allowance for excess and obsolescence	(482,998)	(614,379)
	$9,113,533	$5,988,209

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Property and Equipment, net

Property and equipment, net, is comprised of the following:

	December 31,
	2010	2009

Land, building and improvements	$2,557,738	$2,557,738
Office furniture and equipment	367,768	364,450
Computer equipment and software	1,616,782	1,573,630
Machinery and equipment	10,844,579	10,138,295
Leasehold improvements	2,495,534	2,444,836
	17,882,401	17,078,949
Less: Accumulated depreciation and amortization	9,989,424	8,588,720
	$7,892,977	$8,490,229

Depreciation and amortization expense relating to property and equipment was $1,401,203 and $1,511,652 for the years ended December 31, 2010 and 2009, respectively. Property and equipment held under capital leases had a net book value of $1,176,258 as of December 31, 2010 (See Note 9, “Long-Term Debt”).

 (7) Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2010	2009

Accrued payroll and taxes	$425,016	$392,891
Accrued professional fees	400,085	510,788
Accrued merchandise	2,111,659	649,115
Deferred interest – capital lease	—	90,795
Accrued bonuses	120,025	43,368
Credits due customers	23,305	21,071
Accrued rent	151,323	269,534
Accrued royalty	23,745	19,055
Accrued sales rebates	5,689	38,487
Other	512,975	264,816
	$3,773,822	$2,299,920

(8) Credit Facility

On May 11, 2007, the Company entered into a secured revolving credit facility agreement (the “Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”), expiring on September 30, 2011.  No assurance can be given that the Company will be able to obtain a replacement facility on terms acceptable to the Company.  During 2008, the Company entered into two amendments that decreased the maximum amount that the Company may borrow.  The Credit Facility, as amended, provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $12 million, and is subject to a sub-limit of $5 million for the issuance of letter of credit obligations, another sub-limit of $3 million for term loans, and a sub-limit of $4 million on loans against inventory.  Loans under the Credit Facility will bear interest at 0.5 percent above the lender’s prime rate or, at the Company’s election, at 2.5 percentage points above an Adjusted Eurodollar Rate, as defined in the Credit Facility.  The Credit Facility is collateralized by a first priority security interest in inventory, accounts receivables and all other assets and is guaranteed on a full and unconditional basis by the Company and each of the Company’s domestic subsidiaries (Silipos and Twincraft) and any other company or person that hereafter becomes a borrower or owner of any property in which the lender has a security interest under the Credit Facility.  As of December 31, 2010, the Company had no outstanding advances under the Credit Facility and has approximately $7.1 million available under the Credit Facility related to eligible accounts receivable and inventory.  In addition, the Company has approximately $1.8 million of availability related to property and equipment for term loans.

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s borrowings availabilities under the Credit Facility are limited to 85% of eligible accounts receivable and 60% of eligible inventory, and are subject to the satisfaction of certain conditions. Term loans shall be secured by equipment or real estate hereafter acquired. The Company is required to submit monthly unaudited financial statements to Wells Fargo.

If the Company’s availability is less than $3 million, the Credit Facility requires compliance with various covenants including but not limited to a fixed charge coverage ratio of not less than 1.0 to 1.0.  Availability under the Credit Facility is reduced by 40% of the outstanding letters of credit related to the purchase of eligible inventory, as defined, and 100% of all other outstanding letters of credit. At December 31, 2010, the Company had outstanding letters of credit related to the purchase of eligible inventory of approximately $453,000.

To the extent that amounts under the Credit Facility remain unused, while the Credit Facility is in effect and for so long thereafter as any of the obligations under the Credit Facility are outstanding, the Company will pay a monthly commitment fee of three eights of one percent (0.375%) on the unused portion of the loan commitment. The Company paid Wells Fargo a closing fee in the amount of $75,000 in August 2007. In addition, the Company paid legal and other costs associated with obtaining the Credit Facility of $319,556 in 2007.  In April 2008, the Company paid a $20,000 fee to Wells Fargo related to an amendment of the Credit Facility, which has been recorded as a deferred financing cost and is being amortized over the remaining term of the Credit Facility. As of December 31, 2010, the Company had unamortized deferred financing costs in connection with the Credit Facility of $71,680.  Amortization expense related to the deferred financing costs was $95,574 for each of the years ended December 31, 2010 and 2009.

(9) Long-Term Debt

On December 8, 2006, the Company entered into a note purchase agreement for the sale of $28,880,000 of 5% convertible subordinated notes due December 7, 2011 (the “5% Convertible Notes”).  The 5% Convertible Notes are not registered under the Securities Act of 1933, as amended. The Company filed a registration statement with respect to the shares acquirable upon conversion of the 5% Convertible Notes, including an additional number of shares of common stock issuable on account of adjustments of the conversion price under the 5% Convertible Notes, (collectively, the “Underlying Shares”) in January, 2007, and filed Amendment No. 1 to the registration statement in November, 2007, Amendment No. 2 in April 2008, and Amendments No. 3 and 4 in June 2008; the registration statement was declared effective on June 18, 2008.  In December 2010, the Company acquired $5,100,000 of the 5% Convertible Notes for $1,400,000 in cash.  As a result of this transaction, the Company realized a gain on extinguishment of debt of $3,501,972, which is net of $46,752 of deferred financing costs, $72,845 of debt discount and legal and other costs of $78,431.  This gain is reported as other income in the consolidated statements of operations.  At December 31, 2010, the remaining outstanding balance of the 5% Convertible Notes amounted to $23,780,000.  The 5% Convertible Notes bear interest at the rate of 5% per annum, payable in cash semiannually on June 30 and December 31 of each year, commencing June 30, 2007.  For the years ending December 31, 2010 and 2009, the Company recorded interest expense related to the 5% Convertible Notes of approximately $1,443,000 and $1,444,000, respectively.  At the date of issuance, the 5% Convertible Notes were convertible at the rate of $4.75 per share, subject to certain reset provisions. At the original conversion price at December 31, 2006, the number of Underlying Shares was 6,080,000. Since the conversion price was above the market price on the date of issuance and there were no warrants attached, there was no beneficial conversion. Subsequent to December 31, 2006, on January 8, 2007 and January 23, 2007, in conjunction with common stock issuances related to two acquisitions, the conversion price was adjusted to $4.6706, and the number of Underlying Shares was thereby increased to 6,183,359, pursuant to the anti-dilution provisions applicable to the 5% Convertible Notes.  On May 15, 2007, as a result of the issuance of an additional 68,981 shares of common stock to the Twincraft sellers on account of upward adjustments to the Twincraft purchase price, and the surrender to the Company of 45,684 shares of common stock on account of downward adjustments in the Regal purchase price, the conversion price under the 5% Convertible Notes was reduced to $4.6617, and the number of Underlying Shares was increased to 6,195,165 shares.  As a result of the purchase of $5,100,000 of the 5% Convertible Notes in December 2010, the number of Underlying Shares was reduced to 5,101,143.  The adjustment to the conversion price resulted in an original debt discount of $476,873.  Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815-40 which required a retrospective adjustment to the debt discount.  At January 1, 2009, the debt discount was adjusted to $1,312,500.  This amount is amortized over the remaining term of the 5% Convertible Notes and recorded as interest expense in the consolidated statements of operations. At December 31, 2010, the unamortized debt discount amounted to $339,655.  The charge to interest expense relating to the debt discount was $450,000 for each of the years ended December 31, 2010 and 2009.

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the event of a default on the 5% Convertible Notes, the due date of the 5% Convertible Notes may be accelerated if demanded by holders of at least 40% of the 5% Convertible Notes, subject to a waiver by holders of 51% of the 5% Convertible Notes if the Company pays all arrearages of interest on the 5% Convertible Notes.  Events of default are defined to include change in control of the Company.  The Company anticipates needing to refinance the remaining 5% Convertible Notes, as the Company does not expect to have sufficient cash from operations to repay such indebtedness in full at maturity  There can be no assurance that the Company will be able to refinance such indebtedness on commercially reasonable terms or at all.

The payment of interest and principal of the 5% Convertible Notes is subordinate to the Company’s presently existing capital lease obligations, in the amount of approximately $2,619,000 as of December 31, 2010, and the Company’s obligations under its Credit Facility. The 5% Convertible Notes would also be subordinated to any additional debt which the Company may incur hereafter for borrowed money, or under additional capital lease obligations, obligations under letters of credit, bankers’ acceptances or similar credit transactions.

In connection with the sale of the 5% Convertible Notes, the Company paid a commission of $1,338,018 based on a rate of 4% of the amount of 5% Convertible Notes sold, excluding the 5% Convertible Notes sold to members of the Board of Directors and their affiliates, to Wm. Smith & Co., who served as placement agent in the sale of the 5% Convertible Notes. The total cost of raising these proceeds was $1,338,018, which will be amortized through December 7, 2011, the due date for the payment of principal on the 5% Convertible Notes. At December 31, 2010, the Company had unamortized deferred financing costs in connection with the 5% Convertible Notes of $217,994.  The amortization of these costs for each of the years ended December 31, 2010 and 2009 was $264,747, and is recorded as an interest expense in the consolidated statements of operations.

Pursuant to the acquisition of Silipos, the Company is obligated under a capital lease covering the land and building at the Silipos facility in Niagara Falls, N.Y. that expires in 2018.  This lease also contains two five-year renewal options.  As of December 31, 2010 and 2009, the Company’s obligation under the capital lease was $2,618,990 and $2,700,000, respectively.

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual future minimum capital lease payments are as follows:

Years Ending December 31:

2011	$467,117
2012	481,130
2013	495,564
2014	510,431
2015	525,744
Later years through 2018	1,338,652
Total minimum lease payments	3,818,638
Less: Amount representing interest	(1,199,648)
Present value of net minimum capital lease payments	2,618,990
Less: Current installments of obligations under capital lease	(204,788)
Obligations under capital lease, excluding current installment	$2,414,202

Additionally, the Company has accrued interest of $90,795 at December 31, 2009 with respect to the capital lease which is included in other current liabilities on the balance sheet.  There was no accrued interest with respect to the capital lease at December 31, 2010.

At December 31, 2010 and 2009, the gross amount of land and building and related accumulated depreciation recorded under the capital lease was as follows:

	December 31
	2010	2009
Land	$278,153	$278,153
Building	1,654,930	1,654,930
	1,933,083	1,933,083
Less: Accumulated Depreciation	756,825	635,733
	$1,176,258	$1,297,350

(10) Commitments and Contingencies

(a)	Leases

Certain of the Company’s facilities and equipment are leased under noncancelable operating leases. Rental expense amounted to $943,254 and $1,251,279 for the years ended December 31, 2010 and 2009, respectively. The leases expire at various dates through 2015.

Future minimum rental payments required under current operating leases are:

Years Ending December 31:
2011	$936,738
2012	862,703
2013	779,561
2014	356,229
2015	236,200
$3,171,431

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Royalties

The Company has entered into several agreements with licensors, consultants and suppliers, which require the Company to pay royalty fees relating to the sale of certain products. Royalties in the aggregate under these agreements totaled $168,131 and $119,938 for the years ended December 31, 2010 and 2009, respectively.

(c) Letters of Credit

The Company has outstanding letters of credit amounting to $452,700 related to the purchase of inventory that expire at various dates to February 2011.

(d) Litigation

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

(11) Employee Restricted Stock and Other Stock Issuances

In January and September 2007, the Board of Directors approved a grant of 872,500 shares of restricted stock to certain officers and board members, subject to certain performance conditions.  During the year ended December 31, 2010, the restricted shares issued to an officer were forfeited on account of her resignation as an officer and employee effective November 5, 2010.  At December 31, 2010, 797,500 shares of restricted stock remained outstanding.  The Company will record stock compensation expense once the performance criteria is probable.  As of December 31, 2010, no stock compensation expense with respect to any of these restricted stock awards has been recorded.

(12) Stock Options

Effective January 1, 2006, the Company adopted FASB ASC 718-10 (prior authoritative literature: SFAS No. 123(R), “Share-Based Payment”).  FASB ASC 718-10 replaces SFAS No. 123 and supersedes APB Opinion No. 25 and requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.  The total stock compensation expense for the years ended December 31, 2010 and 2009 was $202,207 and $206,347, and are included in general and administrative expenses in the consolidated statements of operations.

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

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2010 and 2009, the Company’s calculations were made using the Black-Scholes option pricing model and are on a multiple option valuation approach. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, the risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options granted. The expected volatility, holding period, and forfeitures of options are based on historical experience. The historical period used for volatility is comprised of daily historical activity for a period equal to the term. For the years ended December 31, 2010 and 2009, as permitted under FASB ASC 718-10, the Company calculated its expected term using the short cut method as they believe they do not have enough information related to historical activity.

At the Company’s July 17, 2001 annual meeting, the shareholders approved and adopted a stock incentive plan for a maximum of 1,500,000 shares of common stock (the “2001 Plan”). Outstanding options granted under the 2001 Plan are exercisable for a period of up to ten years from the date of grant at an exercise price at least equal to 100 percent of the fair market value of the Company’s common stock at the date of grant and option awards generally vest in 3 years of continuous service, all of which are subject to the approval of the Board of Directors.  At December 31, 2010, there were 300,252 options outstanding under the 2001 Plan. On June 23, 2005, the shareholders approved the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), with substantially the same terms as the 2001 Plan, pursuant to which a maximum 2,000,000 shares of common stock are reserved for issuance and available for awards. At December 31, 2010, there were 1,067,500 options outstanding under the 2005 Plan.  On June 20, 2007, the shareholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) with substantially the same terms as the previous plans, pursuant to which a maximum of 2,000,000 shares of common stock are reserved for issuance and available for rewards.  At December 31, 2010, there were 60,000 options outstanding under the 2007 Plan.  Additionally, 250,000 non-plan options were outstanding at December 31, 2010.

The following is a summary of activity to the Company’s qualified and non-qualified stock options:

	Number of Shares	Exercise Price Range Per Share	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2008 and 2009	1,727,752		5.17
Cancelled or forfeited	(50,000)		5.50
Outstanding at December 31, 2010	1,677,752		5.22
Vested at December 31, 2010	1,577,752		5.22
Exercisable at December 31, 2010	1,577,752		5.22

Under the 2001 Plan, at December 31, 2010, 300,252 options were exercisable. Under the 2005 Plan, at December 31, 2010, 967,500 options were exercisable. Under the 2007 Plan, 60,000 options were exercisable at December 31, 2010.  Additionally, at December 31, 2010, there were 250,000 non-plan options which are exercisable.

The options outstanding at December 31, 2010 had remaining lives ranging from approximately 0.12 years to 7.6 years, with a weighted average life of approximately 6.1 years.

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s nonvested stock option activity for the year ended December 31, 2010:

	Number Outstanding	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2009	308,334	$930,986
Options cancelled or forfeited	—	—
Vested options at December 31, 2010	(208,334)	(629,046)
Non-Vested options at December 31, 2010	100,000	$301,940

The aggregate intrinsic value of options outstanding at December 31, 2010 and 2009 was approximately $1,200 and the aggregate intrinsic value of exercisable options was $1,200. No options were exercised during the years ended December 31, 2010 and 2009.  At December 31, 2010, there was approximately $14,000 of unrecognized compensation cost related to share-based payments, which is expected to be recognized in 2011.

(13) Segment Information

At December 31, 2010, the Company operated in two segments (medical products and personal care).  The medical products segment includes the Silipos medical business.  The personal care segment includes Twincraft and the Silipos personal care business.  Assets and expenses related to the Company’s corporate offices are reported under “other” as they do not relate to any of the operating segments.  Intersegment sales are recorded at cost.

Segment information for the years ended December 31, 2010 and 2009 is summarized as follows:

Year Ended December 31, 2010	Medical	Personal Care	Other	Total
Net sales	$8,576,035	$36,413,011	$–	$44,989,046
Provision for impairment	–	980,000	–	980,000
Operating income (loss)	369,292	88,450	(2,750,880)	(2,293,138)
Depreciation of property and equipment and amortization of identifiable intangible assets	659,454	1,597,443	60,997	2,317,894
Long-lived assets	2,002,031	12,690,885	100,938	14,793,854
Total assets	14,970,819	25,937,891	1,350,466	42,259,176
Capital expenditures	37,387	766,064	2,251	805,702

Year Ended December 31, 2009	Medical	Personal Care	Other	Total
Net sales	$8,212,390	$32,663,944	$–	$40,876,334
Provision for impairment	–	5,722,426	–	5,722,426
Operating (loss) income	313,964	(4,457,246)	(2,874,810)	(7,018,092)
Depreciation of property and equipment and amortization of identifiable intangible assets	771,850	1,737,774	63,959	2,573,583
Long-lived assets	2,707,163	13,639,199	161,435	16,507,797
Total assets	16,207,968	22,003,963	6,069,986	44,281,917
Capital expenditures	20,003	678,816	2,070	700,889

Geographical segment information is summarized as follows:

Year Ended December 31, 2010	United States	Canada	Europe	Other	Consolidated Total

Net sales to external customers	$36,465,948	$2,506,061	$2,397,822	$3,619,216	$44,989,046
Gross profit	9,014,483	556,044	1,079,790	1,691,660	12,341,977
Provision for impairment	980,000	–	–	–	980,000
Operating income (loss)	(2,914,459)	107,463	201,529	315,329	(2,293,138)
Depreciation of property and equipment and amortization of identifiable intangible assets	2,317,894	–	–	–	2,317,894
Long-lived assets	14,793,854	–	–	–	14,793,854
Total assets	41,967,322	–	291,854	–	42,259,176
Capital expenditures	805,702	–	–	–	805,702

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2009	United States	Canada	Europe	Other	Consolidated Total

Net sales to external customers	$33,177,678	$3,277,734	$2,430,864	$1,990,058	$40,876,334
Gross profit	9,042,543	776,032	1,111,925	921,208	11,851,707
Provision for impairment	5,722,426	–	–	–	5,722,426
Operating income (loss)	(7,595,421)	187,609	213,459	176,261	(7,018,092)
Depreciation of property and equipment and amortization of identifiable intangible assets	2,573,583	–	–	–	2,573,583
Long-lived assets	16,507,797	–	–	–	16,507,797
Total assets	44,009,563	–	272,354	–	44,281,917
Capital expenditures	700,889	–	–	–	700,889

Export sales from the Company’s United States operations accounted for approximately 19% of net sales for each of the years ended December 31, 2010 and 2009, respectively.

(14) Retirement Plan

The Company has a defined contribution retirement and savings plan (the “401(k) Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code (the “Code”). Eligible employees include those who are at least twenty-one years old and who have worked at least 1,000 hours during any one year. The Company may make matching contributions in amounts that the Company determines at its discretion at the beginning of each year. In addition, the Company may make further discretionary contributions. Participating employees are immediately vested in amounts attributable to their own salary or wage reduction elections, and are vested in Company matching and discretionary contributions under a vesting schedule that provides for ratable vesting over the second through sixth years of service. The assets of the 40l (k) Plan are invested in stock, bond and money market mutual funds. For the year ended December 31, 2010, the Company did not make any contributions to the 401(k) Plan.  For the year ended December 31, 2009, the Company made contributions totaling $8,774 to the 401(k) Plan.

(15) Income Taxes

The components of income (loss) before the provision for (benefit from) income taxes are as follows:

	2010	2009
Domestic operations	$(1,226,655)	$(9,480,199)
Foreign operations	(95,627)	(41,020)
	$(1,322,282)	$(9,521,219)

The provision for (benefit from) income taxes is comprised of the following:

	Years Ended December 31,
	2010	2009
Current:
Federal	$—	$—
State	35,544	31,223
Foreign	—	—
	35,544	31,223
Deferred:
Federal	—	(913,920)
State	—	(161,280)
Foreign	—	—
		(1,075,200)
	$35,544	$(1,043,977)

As of December 31, 2010, the Company has net Federal and state tax operating loss carryforwards of approximately $24,005,000, which may be applied against future taxable income and which expire from 2019 through 2030.  Future utilization of these net operating loss carryforwards will be limited under existing tax law due to the change in control of the Company in 2001.  In addition, the Company has a capital loss carryforward of approximately $427,000 which may be applied against future capital gains and expires in 2013.

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of deferred tax assets and liabilities:

	December 31,
	2010	2009
Current assets:
Accounts receivable	$69,333	$121,698
Stock options	664,637	660,703
Inventory reserves	454,505	456,037
Accrued expenses and other	21,485	25,495
	1,209,660	1,263,933
Non-current assets:
Capital lease	567,033	611,300
Intangible assets	341,016	268,885
Net operating loss carryforwards	9,602,058	9,183,420
Other	183,415	12,082
	10,693,522	10,075,687
Valuation allowances	(7,499,137)	(7,492,719)
Non-current liabilities:
Deferred gain on debt discharge	(1,400,088)	—
Property and equipment	(742,059)	(983,084)
Goodwill and intangible assets	(2,959,908)	(3,561,827)
	(5,102,055)	(4,544,911)
Net deferred tax liabilities	$(698,010)	$(698,010)

The impairment of customer list of Twincraft during 2010 and 2009 resulted in approximately $392,000 and $400,000 of decreases in deferred tax liabilities, respectively.  These deferred tax liabilities resulted in a corresponding reduction to the tax valuation allowance relating to the Company’s net deferred tax assets.

The Company’s provision for income taxes differs from the Federal statutory rate. The reasons for such differences are as follows:

	Years Ended December 31,
	2010		2009
	Amount	%	Amount	%

Provision at Federal statutory rate	$(449,576)	(34.0)%	$(3,237,215)	(34.0)%
Other permanent items	367,963	27.8	1,689,796	20.2
Increase (decrease) in taxes resulting from:
State income tax expense, net of federal benefit	23,459	1.8	(85,838)	(1.3)
Expiration of NOL’s and contributions	217,346	16.4	139,368	1.7
Effect of foreign operations	32,513	2.5	13,947	0.2
Change in valuation allowance	5,625	(0.4)	466,295	0.7
Prior period adjustment—capital loss carryover	(145,287)	(11.0)	—	—
Other	(16,499)	(1.2)	(30,330)	(0.5)
Provision (benefit) for Income Taxes	$35,544	2.7%	$(1,043,977)	(13.0)%

The Other permanent items primarily relate to the write-off of $4,722,426 of goodwill during the year ended December 31, 2009.

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

PC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted FASB ASC 740-10 effective January 1, 2007, wherein tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.

At December 31, 2010, the Company did not have any unrecognized tax benefits.  The year subject to potential audit varies depending on the tax jurisdiction.  Generally, the Company’s statutes are open for tax years ended December 31, 2007 and forward.  The Company’s major taxing jurisdictions include the United States, Vermont, and New York State.

 (16) Reconciliation of Basic and Diluted Loss Per Share

Basic loss per common share (“EPS”) is computed based on the weighted average number of common shares outstanding during each period. Diluted loss per common share is computed based on the weighted average number of common shares, after giving effect to dilutive common stock equivalents outstanding during each period. The diluted loss per share computations for the years ended December 31, 2010 and 2009 exclude approximately 1,678,000 and 1,728,000 shares, respectively, related to employee stock options because the effect of including them would be anti-dilutive. The impact of the 5% Convertible Notes on the calculation of the fully-diluted earnings per share was anti-dilutive and is therefore not included in the computation for the years ended December 31, 2010 and 2009.

 (17) Related Party Transactions

5% Convertible Subordinated Notes.   On December 8, 2006, the Company sold $28,880,000 of the Company’s 5% Convertible Notes due December 7, 2011 (the “5% Convertible Notes”) in a private placement. The number of shares of common stock issuable on conversion of the 5% Convertible Notes, as of December 31, 2009, is 6,195,165, and the conversion price as of such date was $4.6617. The number of shares and conversion price are subject to adjustment in certain circumstances. As of December 31, 2010 and 2009, Warren B. Kanders, Chairman of the Board of Directors and largest beneficial shareholder and trusts controlled by Mr. Kanders (as trustee for members of his family) own $5,250,000 of the 5% Convertible Notes, W. Gray Hudkins, President and CEO owns $250,000 of the Convertible Notes and one director, Stuart P. Greenspon, owns $150,000 of the 5% Convertible Notes.  On September 29, 2008, an affiliate of Mr. Kanders entered into a letter agreement with Mr. Hudkins pursuant to which Mr. Hudkins agreed (i) not to sell, transfer, pledge, or otherwise dispose of or convert into common stock, any portion of the 5% Convertible Notes respectively owned by them, and (ii) to cast all votes which they respectively may cast with respect to any shares of common stock underlying the 5% Convertible Notes in the same manner and proportion as shares of common stock voted by Mr. Kanders and his affiliates.

Lease Agreement – Essex, Vermont.  On August 4, 2010, the Company’s wholly-owned subsidiary, Twincraft, Inc. (“Twincraft”), entered into a third amendment (the “Amendment”) to its existing sublease agreement dated October 1, 2003 (as amended, the “Essex Lease”) with Asch Enterprises, LLC (“Asch Enterprises”), a Vermont limited liability company, the principal of which is Peter A. Asch, a director of the Company and President of Twincraft.  Pursuant to the Essex Lease, Twincraft leases approximately 76,000 square feet in Essex, Vermont, for use as a warehouse facility.  The Amendment extends the term of the Essex Lease for a period commencing on October 1, 2010 and expiring on September 30, 2015 (the “Extended Term”).  Pursuant to the Amendment, Twincraft has the right to terminate the Essex Lease during the Extended Term upon two months’ prior written notice to Asch Enterprises, effective at any time following the first year of the Extended Term.  In the event of such a termination, in addition to any rent owing to Asch Enterprises, Twincraft will pay Asch Enterprises a termination fee of approximately $104,000 prior to the effective date of such termination.  During the years ended December 31, 2010 and 2009, the Company paid rent of approximately $296,000 and $297,000, respectively, related to this sublease.

PC GROUP, INC. AND SUBSIDIARIES

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive (“CEO”)who is the Company’s principal executive and financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010.  Based on that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed is in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company’s management, including its CEO to allow timely decisions to be made regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate control over financial reporting, as such term defined in Exchange Act Rules 13a-13(f) and 15d-15(f). The Company performed an evaluation, under supervision and with participation of the Company’s management, including its CEO, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the CEO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the permanent exemption for smaller reporting companies contained in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Events

Appointment of Principal Financial Officer

        On March 21, 2011, the Board of Directors appointed W. Gray Hudkins as its principal financial officer effective immediately.  Mr. Hudkins will continue as the Company’s principal financial officer until a permanent Chief Financial Officer has been appointed.

        The information contained under the headings “W. Gray Hudkins” in Item 10 (Directors, Executive Officers and Corporate Governance) and “Consulting Agreement between W. Gray Hudkins and Kanders & Company” in Item 13 (Certain Relationships and Related Transactions, and Director Independence) are hereby incorporated by reference in this Item 9B. as though set forth fully herein.

Agreement with W. Gray Hudkins

        On March 21, 2011, in recognition of the agreement of W. Gray Hudkins,  the Company’s President and Chief Executive Officer, to forego $200,000 of the $300,000 base compensation for fiscal year 2011 to which he is entitled under his Employment Agreement, dated as of October 1, 2007 (the “Employment Agreement”), between Mr. Hudkins and the Company, the Company agreed to waive for 2011 the requirement of the Employment Agreement that Mr. Hudkins devote his full business time and energies to the business and affairs of the Company.  Instead, during 2011, Mr. Hudkins agrees to devote such business time and energies to the business and affairs of the Company as the Company and Mr. Hudkins will agree upon, from time to time, as necessary and appropriate.  The foregoing summary of the terms of the agreement between the Company and Mr. Hudkins is qualified in its entirety by reference to the agreement, which is filed as Exhibit 10.47 to this report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Peter A. Asch, 50, became a director of the Company on January 23, 2007, immediately following our acquisition of Twincraft, Inc., from Mr. Asch and the other former holders of the Twincraft capital stock.  Mr. Asch serves as the President of Twincraft and of our personal care products division, and was previously the Chief Executive Officer of Twincraft from 1995 through 2007. Mr. Asch graduated with a B.S. in Political Science and International Relations from Queen’s University, located in Kingston, Ontario, in 1983.

Stephen M. Brecher, 71, has been a member of our Board of Directors since May 1, 2006 and is Chairman of our Audit Committee. In February 2006, he joined the certified public accounting firm of Weiser LLP as a Senior Advisor and currently serves as Partner in charge of the tax practice. Mr. Brecher was an independent consultant from April 2005 to January 2006 and was a principal of XRoads Solutions Group, an international consulting firm from September 2001 to March 2005. Prior thereto, he spent 33 years at KPMG LLP, a certified public accounting firm, 26 years of which as a tax partner specializing in international banking. Mr. Brecher is a CPA and attorney and a member of the New York State Bar. He also served as a member of the board of directors of Refco, Inc., a public company, from January 2006 through December 2006. The Board of Directors has identified Mr. Brecher as the audit committee financial expert in accordance with the standards of the NASDAQ Capital Market and has determined that Mr. Brecher is independent of the Company based on the NASDAQ Capital Market’s definition of “independence.”

Burtt R. Ehrlich, 71, has been a member of our Board of Directors since February 13, 2001, and is a member of our Audit Committee, our Compensation Committee and our Nominating/Corporate Governance Committee. Mr. Ehrlich served as our Chairman of the Board of Directors from February 2001 until November 2004. Mr. Ehrlich served as a director of Armor Holdings, Inc., a manufacturer and supplier of military vehicles, armed vehicles and safety and survivability products and systems to the aerospace & defense, public safety, homeland security and commercial markets, which was listed on The New York Stock Exchange, from January 1996 until July 2007, when it was acquired by BAE Systems plc. Mr. Ehrlich has served as a member of the Board of Directors of Clarus Corporation, a publicly-held company, since June 2002. Mr. Ehrlich served as Chairman and Chief Operating Officer of Ehrlich Bober Financial Corp. (the predecessor of Benson Eyecare Corporation) from December 1986 until October 1992, and as a director of Benson Eyecare Corporation, which was a publicly-held company, from October 1992 until November 1995.  Mr. Ehrlich is member of the Board of Trustees of The Arbitrage Fund, a registered investment company.

Stuart P. Greenspon, 71, has been a member of our Board of Directors since November 8, 2005 and is a member of our Audit Committee, our Compensation Committee and our Nominating/Corporate Governance Committee. Mr. Greenspon has been an independent business consultant for more than 10 years. Prior to that, he was an owner and operating officer of Call Center Services, Inc. from 1990 to 1995 and of Pandick Technologies, Inc. from 1982 to 1989.

David S. Hershberg, 69, was appointed a Director in June 2008 and is a member of our Compensation Committee and our Nominating/Corporate Governance Committee.  Mr. Hershberg is a graduate of New York University and Harvard Law School and has served in various legal and business capacities for companies such as IBM, Shearson Lehman Brothers (Vice Chairman) , and Viatel, Inc. (Executive Vice President, Finance and Law), in addition to directorships at Bank Julius Baer and OutSource International.  Since 2006, Mr. Hershberg has served as a consultant to companies such as Aquiline LLC, The Solaris Group, Colchis Capital, CapIntro and Sevara Partners. From 1995 until 2006, Mr. Hershberg served as vice president and assistant general counsel responsible for the corporate legal group at IBM.

W. Gray Hudkins, 35, became our Chief Operating Officer effective as of October 1, 2004 and our President and Chief Executive Officer effective January 1, 2006. He became a director of the Company in June 2006. Mr. Hudkins served as Director of Corporate Development for Clarus Corporation from December 2002 until September 2004, as a principal in Kanders & Company from December 2003 until September 2004, and as Director of Corporate Development for the Company from April 2004 until September 2004. From February 2002 until December 2002, Mr. Hudkins served as Manager of Financial Planning and Development for Bay Travelgear, Inc., a branded consumer products company based in New York and Chicago. From April 2000 until February 2002, Mr. Hudkins served as an associate at Chartwell Investments LLC, a New York based private equity firm, and from August 1999 until April 2000, Mr. Hudkins served as an associate at Saunder, Karp & Megrue L.P., a private merchant bank based in Stamford, Connecticut. Mr. Hudkins graduated cum laude with an A.B. in Economics and a Certificate in Germanic Language and Literature from Princeton University in 1997.

Warren B. Kanders, 53, has been a Director and Chairman of our Board of Directors since November 12, 2004. From May 2007 until September 2009, Mr. Kanders served as a director of Highlands Acquisition Corp., a publicly-held blank check company. Mr. Kanders has served as the President of Kanders & Company, Inc. since 1990. Prior to the acquisition of Armor Holdings, Inc., formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems to the aerospace and defense, public safety, homeland security and commercial markets, by BAE Systems plc on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Armor Holdings, Inc. since January 1996 and as its Chief Executive Officer since April 2003. Mr. Kanders has served as a member of the Board of Directors of Clarus Corporation, a publicly-held company, since June 2002 and as the Executive Chairman of Clarus Corporation’s Board of Directors since December 2002. From April 2004 until October 2006, Mr. Kanders served as the Executive Chairman, and from October 2006 until September 2009, served as the Non-Executive Chairman of the Board of Stamford Industrial Group, Inc., which was an independent manufacturer of steel counterweights. From October 1992 to May 1996, Mr. Kanders served as Vice Chairman of the Board of Benson Eyecare Corporation, a publicly-held distributor of eye care products and services. Mr. Kanders received a B.A. degree in Economics from Brown University.

The terms of all directors expire at the time of the next annual meeting of shareholders of the Company. There are no family relationships among the directors and /or executive officers as of March 22, 2011.

(ii)         The following table sets forth the name, age and position of each of our executive officers as of March 17, 2011:

Name	Age	Position
W. Gray Hudkins	35	President and Chief Executive Officer and Director

Peter A. Asch	50	President of Twincraft, Inc., President of our personal care products division, and Director

Information about the business backgrounds of Messrs. Hudkins and Asch is set forth in paragraph (i) of this Item 10.

(iii)       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2010 were timely filed with the Commission and NASDAQ Capital Market.

(iv)        The Company has adopted a code of ethics that applies to its Chief Executive Officer and other senior financial officers, which group includes the Company’s principal executive officer, principal financial officer and principal accounting officer. The code of ethics may be accessed at www.pcgrpinc.com, our Internet website, by clicking on “About Our Company.” The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

(v)         The Company’s Board of Directors has an Audit Committee, which is responsible for the oversight and evaluation of (i) the qualifications, independence and performance of our independent registered public accounting firm; (ii) the performance of our internal audit function; and (iii) the quality and integrity of our financial statements and the effectiveness of our internal controls over financial reporting. In addition, the committee recommends to the Board of Directors the appointment of independent accountants and analyzes the reports and recommendations of such firm. The committee also prepares the Audit Committee report required by the rules of the Commission. During 2010, the Audit Committee consisted of Messrs. Brecher, Ehrlich, and Greenspon, each of whom was determined by the Board of Directors to be independent of the Company based on the NASDAQ Capital Market’s definition of “independence.” The Board of Directors has identified Mr. Brecher as the Audit Committee financial expert and determined that Mr. Brecher is independent of the Company based on the NASDAQ Capital Market’s definition of “independence.”

Item 11. Executive Compensation

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

The Compensation Committee is comprised of three directors. Each member of the Compensation Committee meets the independence requirements specified by IRC Section 162(m).

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

Use of Outside Consultants

The Compensation Committee has the authority to retain and terminate any independent compensation consultant and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. In 2010, the Compensation Committee did not engage any such consultants.

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

Annual Cash Compensation

Base Salary. In reviewing and approving the base salaries of our executive officers, the Compensation Committee considers the scope of work and responsibilities, and other individual-specific factors; the recommendation of the Chief Executive Officer (except in the case of his own compensation); compensation for similar positions at similarly-situated companies; and the executive’s experience. Except where an existing agreement establishes an executive’s salary, the Compensation Committee reviews executive officer salaries annually at the end of the year and establishes the base salaries for the upcoming year. In 2010, the salaries for the Company’s named executive officers were established pursuant to their respective employment agreements.

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

Equity-Based Compensation

Executive officers of the Company and other key employees who contribute to the growth, development and financial success of the Company are eligible to be awarded stock options, shares of restricted common stock, bonuses of shares of common stock, and performance shares of common stock under our 2005 and 2007 Stock Incentive Plans and the 2007 Annual Incentive Plan. Awards under these plans help relate a significant portion of an employee’s long-term remuneration directly to stock price appreciation realized by all our Stockholders and aligns an employee’s interests with those of our Stockholders. The Compensation Committee believes equity-based incentive compensation aligns executive and stockholder interests because (i) the use of a multi-year lock-up schedule for equity awards encourages executive retention and emphasizes long-term growth, and (ii) paying a significant portion of management’s compensation in our equity provides management with a powerful incentive to increase stockholder value over the long-term. In connection with the Company’s prior acceleration of the vesting and issuance of certain stock options, the Company required the optionees who do not have employment agreements with the Company to execute lock-up, confidentiality and non-competition agreements as a condition to the acceleration of such stock options. Such lock-up, confidentiality and non-competition agreements executed with the Company’s employees provide the Company with added protection. In addition, the lock-up restrictions serve as an employee retention mechanism since the lock-up restrictions will be extended for an additional five-year period in the event an employee terminates his/her employment with the Company while any of such lock-up restrictions are still in effect. The Compensation Committee determines appropriate individual long-term incentive awards in the exercise of its discretion in view of the above criteria and applicable policies. In 2010, the Company did not grant any awards of restricted stock or options under any of the plans to any of its executive officers.

Perquisites and Other Personal and Additional Benefits

Executive officers participate in other employee benefit plans generally available to all employees on the same terms as similarly situated employees.

The Company maintains a qualified 401(k) plan that provides for a discretionary Company contribution based on a matching schedule of a maximum of the lower of (i) 25% of each given employee’s annual 401(k) contribution, or (ii) 4% of each given employee’s annual salary. During 2010, the Company did not make any contributions to the 401(k) Plan.

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

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned by the Company’s chief executive officer and other senior executive officers who served as such during the year ended December 31, 2010.

Name and Principal Position	Year	Salary ($)		All Other Compensation ($)		Total ($)
W. Gray Hudkins,	2010	$100,000	(1)	$20,000	(2)	$120,000
President and	2009	100,000		20,384		120,384
Chief Executive Officer	2008	300,000		22,875		322,875

Kathleen P. Bloch,	2010	216,347	(3)	−		216,347
Vice President, Chief	2009	250,000		361		250,361
Operating Officer and Chief	2008	250,000		2,875		252,875
Financial Officer

Peter A. Asch,	2010	274,000		20,000	(4)	294,000
President, Twincraft, Inc.	2009	294,000		20,141		314,141
	2008	291,193		22,815		314,008

(1)
Mr. Hudkins’ base compensation under his employment agreement is $300,000 per year. Effective January 1, 2009, Mr. Hudkins agreed to forego a portion of his salary and to receive a salary of $100,000 from the Company for fiscal year 2009. Effective January 1, 2010, Mr. Hudkins agreed to forgo a portion of his salary and to receive a salary of $100,000 from the Company for fiscal year 2010. See “Employment Agreements – W. Gray Hudkins” below.

(2)	“All Other Compensation” amount shown for Mr. Hudkins in 2010 consists of $20,000 in non-accountable expense allowance pursuant to Mr. Hudkins’ employment agreement.

(3)	Ms. Bloch voluntarily resigned as an officer and employee of the Company effective November 5, 2010.

(4)
“All Other Compensation” amount shown for Mr. Asch in 2010 includes $20,000 in non-accountable expense allowance pursuant to Mr. Asch’s employment agreement. Mr. Asch’s employment agreement expired on January 23, 2010, but Mr. Asch continues to be employed as an at-will employee by the Company on substantially the same terms as those contained in his prior employment agreement relating to base compensation and benefits.

Employment Agreements

W. Gray Hudkins

On October 9, 2007, the Company entered into a new employment agreement with W. Gray Hudkins, the Company’s President and Chief Executive Officer, replacing his prior employment agreement with the Company which expired on September 30, 2007. Under the new employment agreement, Mr. Hudkins’ base compensation is $300,000 per year, subject to increase as the Compensation Committee and the Board of Directors may determine from time to time. Mr. Hudkins is eligible for participation, at the discretion of the Compensation Committee and the Board of Directors, in the Company’s 2005 Stock Incentive Plan and 2007 Stock Incentive Plan, and to receive other benefits generally available to the Company’s executives, and to the maintenance of a $1 million life insurance policy payable to beneficiaries named by Mr. Hudkins. The term of the agreement is three years, with a one-year renewal option, subject to the right of either party to terminate the employment on notice. Mr. Hudkins has a right to six months’ severance if his employment is terminated by the Company without cause, or if the Company declines to renew the agreement for the one-year renewal term. The agreement contains certain confidentiality, non-competition, and non-solicitation provisions. Effective January 1, 2009, Mr. Hudkins agreed to forego a portion of his salary and to receive a salary of $100,000 from the Company for fiscal year 2009. On August 5, 2009, in recognition of Mr. Hudkins’ agreement to forego a portion of his salary, the Company agreed for 2009 to require Mr. Hudkins to devote only such business time and energies to the business and affairs of the Company as the Company and Mr. Hudkins would agree is necessary and appropriate. Effective January 1, 2010, Mr. Hudkins agreed to the same arrangement as in the previous year to forego a portion of his salary and to receive a salary of $100,000 from the Company for fiscal year 2010 and on May 5, 2010, the Company agreed to require Mr. Hudkins to devote only such business time and energies to the business and affairs of the Company as the Company and Mr. Hudkins would agree is necessary and appropriate.

Kathleen P. Bloch

On September 4, 2007, the Company entered into an employment agreement with Kathleen P. Bloch, the Company’s Vice President, Chief Operating Officer and Chief Financial Officer. Ms. Bloch voluntarily resigned as an officer and employee of the Company effective November 5, 2010. The employment agreement had a term of three years, subject to termination without cause at the discretion of either party. Ms. Bloch received base compensation at the rate of $250,000 per year, and was eligible for discretionary bonuses as determined by the Compensation Committee from time to time. At the commencement of her employment on September 4, 2007, Ms. Bloch received a restricted stock award of 75,000 shares of common stock under the Company’s 2007 Stock Incentive Plan, which had not vested and expired upon Ms. Bloch’s resignation.

Peter A. Asch

On January 23, 2007, in connection with the Twincraft acquisition, Twincraft, which is now a wholly-owned subsidiary of the Company, entered into an employment agreement with Mr. Asch, who serves as president of Twincraft. This agreement was for a term of three years and provided for initial base compensation of $274,000 per year (subject to increase at the discretion of the Company’s Board of Directors), plus annual discretionary bonuses. The agreement also provided that Mr. Asch would receive a non-accountable expense allowance at the rate of $20,000 per year, payable monthly. In addition, under the employment agreement, Mr. Asch received a stock option award under the Company’s 2005 Stock Incentive Plan to purchase 200,000 shares of the Company’s common stock having an exercise price equal to $4.20 per share, of which (i) 66,666 vested on January 23, 2009; (ii) 66,666 vested on January 23, 2010; and (iii) 66,667 vested on January 23, 2011. Mr. Asch’s employment agreement expired on January 23, 2010, but Mr. Asch continues to be employed as President of Twincraft as an at-will employee by the Company on substantially the same terms as those contained in the employment agreement relating to base compensation and benefits.

Grants of Plan-Based Awards

There were no awards to named executive officers in 2010 under the Company’s 2005 and 2007 Stock Incentive Plans.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock options and stock awards held by the named executive officers at December 31, 2010:

OPTION AWARDS								STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested ($)	Market Value o Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Gray Hudkins	50,000	(1)	—		—	$4.89	11/8/15	—	—	—		—
	137,500	(1)	—		—	6.52	6/23/15	—	—	—		—
	150,000	(1)	—		—	7.50	11/12/14	—	—	—		—
	—		—		—	—	—	—	—	275,000	(2)	—

Peter A. Asch	—		200,000	(3)	—	4.20	1/23/17	—	—	—		—

Kathleen P. Bloch	—		—		—	—	—	—	—	—		75,000	(4)

(1)	On December 20, 2005, the Company accelerated the vesting date of unvested options to December 31, 2005. Thus, the options of Mr. Hudkins became fully vested on December 31, 2005.

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

(4)	Ms. Bloch voluntarily resigned effective November 5, 2010 and her unvested restricted stock expired at that time.

Option Exercises and Stock Vested During Fiscal 2010

There were no options exercised by any of the Company’s named executive officers, and no vesting of stock award held by the Company’s named executive officers, in the year ended December 31, 2010.

Pension Benefits — Fiscal 2010

There were no pension benefits earned by the Company’s named executive officers in the year ended December 31, 2010.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering its named executive officers.

Potential Payments Upon Termination or Change of Control

The information below reflects the amount of compensation to each of the named executive officers of the Company in the event of termination of such executive’s employment under the following circumstances: voluntary termination by the executive, termination for cause by the Company, termination without cause by the Company, termination following a change of control, and termination on account of disability or death of the executive. The amounts shown assume that such termination was effective as of December 31, 2010, and thus include amounts earned through such time and estimates of the amounts which would be paid out to the executives upon their termination under the circumstances indicated. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

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

If Mr. Hudkins’ employment is terminated by the Company without cause, Mr. Hudkins would be entitled to receive his base salary then in effect ($300,000 as of December 31, 2010 for a period of six (6) months ($150,000) plus six (6) months non-accountable expense allowances ($10,000). If Mr. Hudkins’ employment agreement expires without renewal, he would be entitled to receive his base salary then in effect ($300,000 as of December 31, 2010) for a period of six (6) months ($150,000) plus six (6) months non-accountable expense allowance ($10,000). If the Company elects, it may continue to pay base salary to Mr. Hudkins for an additional six months, provided he continues to comply with the terms and conditions of the non-competition and non-solicitation provisions in his employment agreement.

In the event of a change of control, Mr. Hudkins would immediately vest in 275,000 shares of restricted stock awards granted to him under the 2005 Incentive Stock Award Plan. At December 31, 2010, based upon the closing common stock market price of $0.16, these awards would be worth $44,000. All lock-up agreements with respect to common stock acquirable upon exercise of Mr. Hudkins’ options would automatically expire upon a change of control.

Upon the event of his death or disability, Mr. Hudkins’ estate would be entitled to receive base compensation for the remainder of the month for which death or disability occurred, which would not exceed $25,000. Upon Mr. Hudkins’ death, his beneficiary would receive the proceeds of a $1 million life insurance policy.

Peter A. Asch

If Mr. Asch’s employment is terminated by the Company with or without cause, or if he voluntarily terminates his employment with the requisite two-weeks notice, he is not entitled to any compensation payments following the date of termination. In addition, Mr. Asch is not entitled to any potential payments upon a change of control. Upon the event of his death or disability, Mr. Asch’s estate would be entitled to receive base compensation for the remainder of the month for which death or disability occurred, which would not exceed $22,833.

Director Summary Compensation Table

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2010:

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)

Warren B. Kanders (2)	$–	$–

Stephen M. Brecher	25,000	25,000

Burtt R. Ehrlich	25,000	25,000

Stuart P. Greenspon	15,000	15,000

David S. Hershberg	15,000	15,000

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

(2)
Warren B. Kanders, the Company’s Chairman, does not receive compensation in his role as a director of the Company. Mr. Kanders is a principal of Kanders & Company, which receives consulting fees from the Company. See Item 13, “Certain Relationships and Related Transactions” below.

In 2011, the non-management directors of the Company other than Mr. Kanders, will each receive cash in the amount of $15,000 which is payable in quarterly installments during the course of the year. In addition, the Chairs of the Compensation Committee and the Audit Committee will each be paid an additional $10,000 in 2011 to serve as the Chairs of such committees, which will be payable in quarterly installments during the course of the year.

COMPENSATION COMMITTEE REPORT

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the SEC.

MEMBERS OF THE COMPENSATION
COMMITTEE

Burtt R. Ehrlich (Chairman)
Stuart P. Greenspon
David S. Hershberg

Compensation Committee Interlocks and Insider Participation

During 2010, none of the members of our Compensation Committee, (i) served as an officer or employee of the Company or its subsidiaries, (ii) was formerly an officer of the Company or its subsidiaries or (iii) entered into any transactions with the Company or its subsidiaries, other than stock option agreements and restricted stock awards. During 2009, none of our executive officers (i) served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 22, 2011, certain information regarding beneficial ownership of our common stock by (a) each person or entity who is known to us owning beneficially 5% or more of our common stock, (b) each of our directors, (c) each of our named executive officers and (d) all named executive officers and directors as a group. Unless otherwise indicated, each of the Stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o 419 Park Avenue South, Suite 500, New York, New York 10016. As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent (1)

Warren B. Kanders, Chairman of the Board of Directors One Landmark Square Stamford, CT 06901	3,857,105	(2)	40.22%

David M. Knott 485 Underhill Blvd. Syosset, NY 11791	1,716,112	(3)	17.94%

Wynnefield Capital Management, LLC 450 7th Avenue, Suite 509 New York, NY 10123	903,056	(4)	10.37%

Peter A. Asch, Director and President of Twincraft, Inc. 2 Tigan Street Winooski, VT 0540	708,905	(5)	8.81%

White Rock Capital Management, LP 3131 Turtle Creek Blvd. Dallas, TX 75219	646,900	(6)	8.24%

Ashford Capital Management, Inc. P.O. Box 4172 Wilmington, DE 19807	521,684	(7)	6.23%

Stephen M. Brecher, Director	52,500	(8)	*

Burtt R. Ehrlich, Director	222,805	(9)	2.80%

Stuart P. Greenspon, Director	214,877	(10)	2.71%

David S. Hershberg, Director	15,000	(11)	*

W. Gray Hudkins, Director, President and Chief Executive Officer	418,529	(12)	5.08%

Directors and executive officers as a group (8 persons)	5,489,721	(13)	52.56%

* Less than 1%

(1)
The applicable percentage of beneficial ownership is based on 7,848,774 shares of common stock outstanding as of March 22, 2011, plus, with respect to particular persons, shares of common stock that may be acquired upon exercise or conversion of warrants, options or rights which are currently exercisable or exercisable within 60 days, including conversion of the Company’s outstanding 5% convertible subordinated notes due December 7, 2011 (the “Notes”).

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

(5)	Includes 200,000 shares acquirable by Mr. Asch under options which vested in three equal annual consecutive tranches commencing on January 23, 2009.

(6)
Includes 456,900 shares held by White Rock Capital Management, L.P. (“White Rock Capital”); 175,000 shares held by White Rock Capital (TX), Inc. (“White Rock, Inc.”) for the account of an institutional client; and 15,000 shares held by Thomas U. Barton, Joseph U. Barton and an employee of White Rock, Inc. The general partner of White Rock Management is White Rock, Inc. Messrs. Thomas U. Barton and Joseph U. Barton are the shareholders of White Rock, Inc. and have the shared power to vote and dispose of the shares of common stock held by White Rock Management. Based upon information in the Schedule 13G filed on February 14, 2011 by White Rock Management, L.P.

(7)
Includes 521,684 shares issuable upon conversion of $2,478,000 in principal amount of Notes held by Ashford Capital Management, Inc. Based solely upon information in the Schedule 13G, as amended, filed on February 9, 2011 by Ashford Capital Management, Inc.

(8)
Consists of 52,500 shares acquirable under options awarded to Mr. Brecher. Does not include 7,500 shares awarded to Mr. Brecher as a restricted stock award under the 2005 Plan, which award is not presently vested and which is not expected to vest within 60 days after the date hereof.

(9)
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

(11)	Includes 15,000 shares acquirable upon exercise of options granted to Mr. Hershberg.

(12)
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

(13)	Includes 2,567,883 shares acquirable upon exercise of stock options and warrants, or conversion of Notes, held by such persons.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Consulting Agreement with Kanders & Company. On May 5, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc., the sole stockholder of which is Warren B. Kanders, the Company’s Chairman of the Board of Directors, and who is the sole manager and voting member of Langer Partners, LLC (“Langer Partners”), the Company’s largest stockholder. The Consulting Agreement provides that Kanders & Company will act as the Company’s non-exclusive consultant to provide the Company with strategic consulting and corporate development services for a term of one year. Kanders & Company will receive, pursuant to the agreement, an annual fee of $300,000 in addition to separate compensation for assistance, at the Company’s request, with certain transactions. The Company has also agreed to provide Kanders & Company with indemnification protection which survives the termination of the Consulting Agreement for six years, and extends to any actual or wrongfully attempted breach of duty, neglect, error or misstatement by Kanders & Company alleged by any claimant.

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

Review of Transactions with Related Persons. The transactions described above involving Mr. Asch was the result of arm’s length negotiations which were closed prior to his becoming a director or a stockholder of the Company. The Consulting Agreement with Kanders & Company, was approved by the Board of Directors and was based upon a review of compensation paid by other public companies for the kinds of services to be rendered under the Consulting Agreement. The Board of Directors has a general practice of requiring directors interested in a transaction not to participate in deliberations or to vote upon transactions in which they have an interest, and to be sure that transactions with directors, executive officers and major shareholders are on terms that align the interests of the parties to such agreements with the interests of the Stockholders.

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

Director Independence

In accordance with the rules of the Commission, the Board of Directors has evaluated each of its directors’ independence from the Company based on the definition of “independence” established Item 407(a) of Regulation S-K. In its review of each director’s independence from the Company, the Board of Directors reviewed whether any transactions or relationships exist currently or, during the past year existed, between each director and the Company and its subsidiaries, affiliates, equity investors or independent registered public accounting firm. The Board of Directors also examined whether there were any transactions or relationships between each director and members of the senior management of the Company or their affiliates.

Based on the Board of Director’s review and the Commission’s definition of “independence,” the Board of Directors has determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and stockholder of the Company:

Stephen M. Brecher
Burtt R. Ehrlich
Stuart P. Greenspon
David S. Hershberg

In addition, based on such standards, the Board of Directors has determined that: (i) Warren B. Kanders is not independent because he is the Chairman of the Board of Directors and the largest stockholder of the Company, and (ii) Messrs. Hudkins and Asch are not independent because (A) Mr. Hudkins is the President and Chief Executive Officer of the Company, and (B) Mr. Asch is the President of Twincraft and president of our personal care products division.

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered for the Company by BDO USA, LLP for the years ended December 31, 2010 and 2009 were:

	2010	2009
Audit Fees	$238,455	$298,772
Tax Fees	34,556	38,629
Total	$273,011	$337,401

Audit Fees. The Audit Fees for the years ended December 31, 2010 and 2009, respectively, were for professional services rendered for the audit of our consolidated financial statements for such years, and for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for 2010 and 2009. In addition, Audit Fees for such years also include fees for services rendered to us by BDO USA, LLP for statutory audits and review of documents filed with the Commission.

Tax Fees. Tax Fees as of the years ended December 31, 2010 and 2009 were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and advice, including assistance with and representation in tax audits and appeals, and advice related to asset disposals and mergers and acquisitions.

All Other Fees. There were no other fees incurred for the years ended December 31, 2010 and 2009.

Auditor Independence. The Audit Committee has considered the non-audit services provided by BDO USA, LLP and determined that the provision of such services had no effect on BDO USA, LLP’s independence from the Company.

Audit Committee Pre-Approval Policy and Procedures. The Audit Committee must review and pre-approve all audit and non-audit services provided by BDO USA, LLP, our independent registered public accounting firm, and has adopted a Pre-approval Policy which requires all audit and non-audit services to be approved by the Audit Committee before services are rendered. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the accountants’ independence. The Audit Committee will only pre-approve services which it believes will not impair our accountants’ independence. The term of any pre-approval is twelve months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

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

For the fiscal years ended December 31, 2010 and 2009, the Audit Committee has not waived the pre-approval requirement for any services rendered by BDO USA, LLP.

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

10.32
Loan and Security Agreement dated as of May 11, 2007, between Wells Fargo Bank, National Association, and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2007.

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

10.35
Amendment dated June 21, 2007, to Loan and Security Agreement dated as of May 11, 2007, between Wells Fargo Bank, National Association, and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc., incorporated herein by reference to Exhibit 10.63 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

10.36
Amendment No. 2 dated as of October 1, 2007, to Loan and Security Agreement dated as of May 11, 2007, between Wells Fargo Bank, N.A., and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc., incorporated herein by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

10.37
Form of Indemnification Agreement between the Company and its executive officers and directors, incorporated herein by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

10.38
Amendment No. 3 dated as of April 16, 2008, to Loan and Security Agreement dated as of May 11, 2007, between Wells Fargo Bank, N.A., and Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc., incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 18, 2008.

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

10.42
Amendment No. 4 dated October 24, 2008, to Loan and Security Agreement dated May 11, 2007, between Wells Fargo Bank, National Association, Langer, Inc., Silipos, Inc., Regal Medical, Inc., and Twincraft, Inc., incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 30, 2008.

10.43
Asset Purchase Agreement dated as October 24, 2008, by and between Langer, Inc., and Langer Acquisition Corp., incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on October 30, 2008.

10.44	Consulting Agreement, dated May 5, 2010, between the Company and Kanders & Company, Inc., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 5, 2010.

10.45	Agreement, dated May 5, 2010, between the Company and W. Gray Hudkins, incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 5, 2010.

10.46+	Form of Stock Option Agreement pursuant to 2007 Stock Incentive Plan.

10.47	Agreement, dated March 21, 2011, between the Company and W. Gray Hudkins.

21.1	Subsidiaries of the Registrant.

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer.

32.1	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer.

†	Incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-120718) filed with the Securities and Exchange Commission on November 23, 2004.

+	This exhibit represents a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC GROUP, INC.

Date: March 22, 2011	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
President and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2011	By:	/s/ WARREN B. KANDERS
Warren B. Kanders
Director

Date: March 22, 2011	By:	/s/ PETER A. ASCH
Peter A. Asch
Director

Date: March 22, 2011	By:	/s/ STEPHEN M. BRECHER
Stephen M. Brecher
Director

Date: March 22, 2011	By:	/s/ BURTT R. EHRLICH
Burtt R. Ehrlich
Director

Date: March 22, 2011	By:	/s/ STUART P. GREENSPON
Stuart P. Greenspon
Director

Date: March 22, 2011	By:	/s/ DAVID S. HERSHBERG
David S. Hershberg
Director

Date: March 22, 2011	By:	/s/ W. GRAY HUDKINS
W. Gray Hudkins
Director

EXHIBIT LIST

Exhibit No.	Description of Exhibit

10.46	Form of Stock Option Agreement pursuant to 2007 Stock Option Plan

10.47	Agreement, dated March 21, 2011, between the Company and W. Gray Hudkins

21.1	Subsidiaries

31.1	Certification of Principal Executive Officer and Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002